Form 10-K405
CHAMPION ENTERPRISES INC
filed 1995-03-29
CIK 814068

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994  Commission File Number 1-9751

                         CHAMPION ENTERPRISES, INC.
           (Exact name of Registrant as specified in its charter)

                  Michigan                      38-2743168
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

      2701 University Drive, Suite 320, Auburn Hills, Michigan   48326
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:   (810) 340-9090

  Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class      Name of Each Exchange on Which Registered

Common Stock, $1 par value         American Stock Exchange
                                   Chicago Stock Exchange
                                   Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 9, 1995, based on the last sale price of $35.00 per share for the Common Stock on the American Stock Exchange on such date, was approximately $213,937,815.

     As of March 9, 1995, the Registrant had 7,570,124 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE


                                         Part of Form 10-K Report
               Document                 into which it is incorporated


Proxy Statement for Annual Shareholders' Meeting
  to be held May 1, 1995 .......................   III


                                   PART I

ITEM 1.  BUSINESS.

     Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, the Registrant or the Company) operate in the manufactured housing and commercial vehicle industries. In 1994 the Registrant operated 17 manufactured housing production facilities throughout the United States, one facility in British Columbia, Canada and nine retail locations in the Northwest United States. These manufacturing facilities shipped 20,986 homes in 1994 and accounted for 93% of the Registrant's revenues. On February 3, 1995 the Registrant purchased the assets and assumed certain liabilities of Chandeleur Homes, Inc. (Chandeleur) and Crest Ridge Homes, Inc. (Crest Ridge) for approximately $47 million. Chandeleur produces manufactured housing in two Alabama plants and shipped more than 3,600 units in 1994. Crest Ridge shipped more than 1,800 homes from its Texas facility in 1994. For further discussion of the transactions, see Note 3 of Notes to the Consolidated Financial Statements on page F-9 of this Form 10-K. The Registrant operates one commercial vehicle manufacturing facility which accounted for 7% of the Registrant's 1994 revenues. The Registrant sold its recreational vehicle division in 1992. Certain financial information with respect to the Registrant's industry segments is contained on page F-15 of this Form 10-K.

       The Registrant's goals over the next three years are to achieve a minimum compound annual growth rate of 20% in fully-taxed earnings per share and a minimum 30% return on equity. These goals are based on the growth in the manufactured housing industry to date, the Registrant's increased manufacturing capacity, its increased number of independent dealer locations, continued market share improvement, and its acquisitions. These goals are also based on a number of assumptions, many of which are beyond the Registrant's control, including continued growth in both the manufactured housing industry and the overall general economy, only modest changes in interest rates and continued availability of municipal funding for commercial vehicles. There can be no assurance that these assumptions will prove accurate and actual results may differ substantially from these estimates. See Outlook and Risk Factors on pages 11 and 12 of this Form 10-K for further discussion.

     At December 31, 1994 the Registrant and recently-acquired Chandeleur and Crest Ridge employed approximately 3,900 and 600 persons, respectively.

HOUSING

Products

     Manufactured housing is constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development. The homes are manufactured in one or more sections then transported to the home site on a permanently-affixed steel support chassis. The Registrant's homes range in size from 650 to over 2,000 square feet, typically include two or three bedrooms, a living room, dining room, kitchen, family room, and two full bathrooms, and have retail sales prices without land from $12,000 to $75,000.

     The chief components and products used in manufactured housing are generally the same kind and quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, home appliances such as refrigerators and ranges, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and the Registrant is not dependent upon any particular supplier. In 1992 and 1993, prices of lumber fluctuated significantly due to increased demand and reductions in supply caused by environmental regulations in Canada and the U.S. These fluctuations abated in 1994 as demand and supply reached an equilibrium at prices 50% higher than in 1992. The industry and the Registrant generally were able to pass these higher lumber costs on to the consumer in the form of surcharges and increased base prices. It is not certain, however, that any future price increases can be passed on to the consumer without affecting demand.

     The Registrant distributes its homes in most continental U.S. markets and in western Canada in a variety of floor plans. More than 40 different trade names are available, with the trade name "Dutch Home" accounting for approximately 29% of the Registrant's housing segment's sales in 1994.

Production

 The Registrant's homes are constructed in indoor facilities using an assembly-line process employing approximately 150 production employees at each facility. Manufactured homes are constructed in one or more sections permanently affixed to a steel support chassis. The completed homes are delivered to dealers' locations, then transported by the dealers to the sites where they are placed and readied for occupancy. The product is assembled in stages beginning with the construction of the undercarriage and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the elements of weather and quantity discounts resulting from the Registrant's purchasing power enable the Registrant to produce homes in one to two days at substantially less cost than conventional site-built housing.

 The Registrant's production schedule is based upon wholesale buyer orders which fluctuate from week to week, are subject to cancellation at any time without penalty and are not necessarily an indication of future business. Once such orders become firm, they are filled within 45 days. As of February 1995, unfilled orders for housing, although not firm, totaled an estimated $33 million. This amount was 31% lower than last February's estimated level and represented about two week's production. The Registrant believes the decline is the result of substantially increased production levels and capacity, and is encouraged that the level of incoming orders is outpacing last year's level by at least 30%.

 The Registrant produces homes to fill existing wholesale and retail orders and does not carry a large stock of finished goods. Typically less than one month's supply of raw materials is maintained. The Registrant's requirements for working capital may increase during winter months due to the seasonal nature of industry sales and in April due to payment of volume discounts to retailers.

 Transportation charges are an important factor in the cost of a manufactured home. As a result, most of the independent retail outlets for a manu-facturer's products are located within a 250 to 500-mile radius of the manufacturing plant. Regional population and employment trends can significantly affect demand for products of manufacturers whose plants are located in the region; consequently, the Registrant considers current levels of, and expected changes in, such demand when deciding whether to continue operation of various production facilities or whether to open additional facilities.

Market

 Manufactured housing competes for consumers' shelter dollars in suburban and rural areas with other forms of new low-cost housing such as site-built housing, prefabricated and modular homes, condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by the Manufactured Housing Institute, manufactured housing accounted for an estimated 31% of new single-family homes sold in 1994, up from 28% in 1993. Industry shipments of manufactured housing increased 20% in 1994 to 303,932 homes.

 The market for manufactured housing is affected by a number of different factors, including consumer confidence, job creation, general economic growth and the overall affordability of manufactured housing versus other forms of housing. In addition, demographic trends such as changes in population growth and competition affect the demand for housing products.
The affordability of manufactured housing is influenced by interest rates and the availability of financing. Although the Registrant does not believe there is a direct correlation between manufactured housing shipments and interest rate changes, there can be no assurance that a rise in overall interest rates would not have an adverse impact on the general economy and, therefore, the market for manufactured housing. Generally, manufactured housing is less sensitive to interest rate changes than other housing. When rates decrease manufactured housing becomes more affordable for those who finance their purchases and when rates increase site-built housing becomes even less affordable by comparison.


 The Registrant believes the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young singles and married couples, as well as elderly or retired persons. These consumers are attracted by the comparatively low cost of fully or partially furnished housing, together with the low down payment requirements and the relative ease of financing. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes make up a significant portion of the demand for new manufactured housing. The Registrant believes that a much larger market may exist, including apartment dwellers and persons who have traditionally purchased low-priced site-built homes. In the past a number of factors have restricted demand for manufactured housing, including less-favorable financing terms for manufactured housing compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. These negative factors have lessened considerably in recent years with increased financing availability and less restrictions.

Competition

 The manufactured housing industry is highly competitive. The Registrant believes that as of December 1994 there were approximately 98 producers of manufactured homes in the U.S. that were operating an estimated 269 production facilities. This total compares to 244 facilities a year ago, for a 10% increase. Capital requirements for entry into manufacturing are relatively small and product differentiation and consumer brand recognition is slight. As a result, the principal method of competition is price, with product quality and features also important factors. The Registrant's margins have improved this year due primarily to higher sales volume per facility, a higher mix of multi-sectional homes, production efficiencies and a reduction in price competition as a result of increased overall market demand.

 Based on annual dollar sales, in 1994 the Registrant was the second largest producer of manufactured housing in the U.S., excluding Chandeleur and Crest Ridge. The Registrant's U.S. shipments totaled 20,247 homes, which resulted in an increase in market share to 6.7%, up from 4.7% in 1993, according to industry trade statistics and primarily as a result of the Dutch acquisition. The Registrant's mix of multi-sectional homes was 59% in 1994, compared to 52% in 1993. The industry's 1994 multi-sectional mix was 49%. A multi-sectional home, including a double-section home, is counted as one home or "unit". Chandeleur and Crest Ridge shipped over 5,400 units in 1994, of which approximately 25% were multi-sectional.

Distribution

 The Registrant's products are distributed in the U.S. and Canada through over 1,500 retail outlets operated by independent dealers (including approximately 274 for Chandeleur and Crest Ridge), some of which are operated by single firms having multiple outlets, as well as through nine Registrant-owned retail centers. As is common in the industry, the majority of the Registrant's dealers are independent and sell manufactured homes produced by other manufacturers in addition to those produced by the Registrant. In 1994, no single independent dealer or distributor accounted for more than 10% of the Registrant's sales and less than 10% of the Registrant's manufactured housing production was shipped to retail sales centers it owned. The majority of dealer purchases are financed on a floor plan basis secured by a lien on such units. In accordance with trade practice, the Registrant enters into various repurchase agreements with the lending institutions providing such financing, as is more fully described in Note 9 of Notes to Consolidated Financial Statements on page F-12 and F-13 of this Form 10-K.

 During 1994 the Registrant expanded its independent dealer distribution network by 30% to approximately 1,270 retail locations. This increase includes Dutch's approximately 267 dealers but excludes Chandeleur's and Crest Ridge's approximately 274 dealers. The Registrant is continuing its expansion efforts and expects continued sales growth in 1995 primarily from its existing dealer base and from Chandeleur's and Crest Ridge's dealers.


COMMERCIAL VEHICLES

Products

 The Registrant manufactures mid-size buses ranging in length from 20 to 33 feet with seating capacity for 10 to 37 passengers. Buses are offered with a choice of interior or exterior storage areas, wheel-chair lifts, diesel, gasoline and alternate fuel engines and various seat types, arrangements and coverings. The Registrant's mid-size buses are marketed under the trade names Centurion, Challenger, CTS, Crusader, Commander, Commodore, Contender and Handi-Van.

Production

 The Registrant purchases chassis for its buses from motor vehicle manufacturers and produces the final product using assembly-line production techniques. A steel-cage frame consisting of steel tubes is attached to the chassis and an adhesive/bonding insulation technique is used to fasten the smooth exterior walls to the frame. This construction provides superior passenger comfort and safety. The chief components and products used by the Registrant in its vehicle manufacturing operations, with the exception of the chassis, are presently available from several sources and the Registrant is not dependent upon any particular supplier. In early 1994 the industry experienced a chassis shortage due to product change over at one of the chassis manufacturers. The Registrant's production was not affected by this shortage and it believes that chassis can be obtained in spite of potential shortages in 1995.

      Orders for buses are subject to adjustment or cancellation until final approval of specifications is received from customers. Once such orders become firm, they are filled within 90 days. As of February 1995, the level of firm, unfilled orders for buses totaled approximately $10 million, which was 17% greater than February 1994's level.

Market

 The demand for mid-size buses is affected by factors such as government regulations and spending programs, the need for short distance shuttle services, overall economic conditions and the general availability of financing. The market for mid-size buses is expected to increase as demand grows for mass transportation and specialty transport vehicles such as buses for the physically challenged and the elderly. Lower operating costs, greater flexibility, and reduced capital investment is believed to make the Registrant's vehicles a practical alternative to larger mass-transit buses and smaller vans. Demand for mid-size buses is not seasonal in nature. The Registrant sells its buses to municipalities, public agencies and private businesses, which include shuttle fleets, nursing homes, churches, hotels, airports and universities.

Competition

 According to data prepared by the newly-formed Mid-Size Bus Manufacturers Association, the Registrant believes it has approximately a 15% share of the mid-size bus industry, up from approximately 12% in 1993.

Distribution

 The Registrant distributes its buses through a network of independent distributors and directly to municipalities and national accounts on a bid basis. There are approximately 75 independent distributors of mid-size buses in the U.S. and Canada.


                         ____________________________

ITEM 2.  PROPERTIES.

     All of the Registrant's manufacturing facilities are one story with concrete floors and wood and steel superstructures. The Registrant owns all of its manufacturing facilities except for two housing facilities which are leased, and owns substantially all of the machinery and equipment used in each of its facilities. The following table sets forth certain information with respect to the manufactured housing and commercial vehicle manufacturing facilities (all of which are assembly-line operations) operated by the Registrant.

                                                  Products        Approximate
               Location                         Manufactured      Square Feet

     Alabama:           Guin                 Manufactured homes       110,000
                        Boaz(2)<F1>          Manufactured homes       161,000
     California:        Lindsay              Manufactured homes       156,000
     Colorado:          Berthoud             Manufactured homes       103,000
     Idaho:             Weiser               Manufactured homes       130,000
     Indiana:           LaGrange(2)<F2>      Manufactured homes       145,000
                        Ridgeville           Manufactured homes       105,000
     Michigan:          Imlay City           Mid-size buses           172,000
                        White Pigeon(3)      Manufactured homes       190,000
     Nebraska:          Central City         Manufactured homes       130,000
                        York                 Manufactured homes       126,000
     New York:          Sangerfield          Manufactured homes       114,000
     North Carolina:    Lillington           Manufactured homes       110,000
                        Lillington           Manufactured homes       110,000
     Pennsylvania:      Claysburg            Manufactured homes       122,000
     Tennessee:         Henry                Manufactured homes        98,000
     Texas:             Breckenridge<F3>     Manufactured homes        82,000
     Washington:        Chehalis<F4>         Manufactured homes       103,000
     British Columbia:  Penticton            Manufactured homes        74,000

<F1>Purchased on February 3, 1995 from Chandeleur under a capital lease.
<F2>Includes one newly constructed Dutch facility which began production in
March, 1995.
<F3>Purchased on February 3, 1995 from Crest Ridge.
<F4>Lease, expiring March 31, 1996, can be renewed for up to 3 additional years.



    It is difficult to determine unit production capacity of the Registrant's production facilities due to the ever-changing product mix. To a significant extent, production levels are determined by the size of the factory workforce (rather than the inherent capacity limitations of the facility), due to the largely manual nature of the production and assembly process. During 1994, $10.6 million was used for capital investments, including the expansion of facilities located in Alabama, California, Idaho, Indiana, North Carolina and Tennessee. The Registrant plans to spend at least $8 million on capital improvements in 1995 including expansions in Alabama, Nebraska and North Carolina and the addition of a new facility in Indiana. The Registrant believes its plant facilities are generally well maintained and, with completed and planned expansions, provide ample capacity to meet expected demand.

    The Registrant's executive offices are located in a leased office building complex in Auburn Hills, Michigan. During fiscal 1994, the Registrant sold its former recreational vehicle manufacturing facilities, which had been leased to the purchaser with an option to buy. Other miscellaneous properties are also owned and leased, including nine locations used in the retail sale of manufactured housing.


ITEM 3.  LEGAL PROCEEDINGS.

     At any point in time, the Registrant is ordinarily involved in routine litigation incidental to its business. This litigation arises principally from the sale of its products and in various governmental agency proceedings arising from occupational safety and health, wage and hour, and similar employment and workplace regulations. In the opinion of the Registrant's management, none of such matters presently pending are material to the Registrant's overall financial position or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Registrant's security holders during the fourth quarter of 1994.


                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

    (a) The Registrant's common stock is listed on the American, Chicago and Pacific Stock Exchanges as ChampEnt and has a Ticket Symbol of CHB. Quarterly stock prices and volumes were as follows:

                                                       (In thousands)
                                                        APPROXIMATE
                                 HIGH     LOW             VOLUMES
1994

4th Quarter                    40 5/8    26 3/4           1,527
3rd Quarter                    39 5/8    26 5/8           2,109
2nd Quarter                    34 7/8    22 3/4           2,829
1st Quarter                    28 1/8    17 1/2           2,883

1993

4th Quarter                    19 3/4    15 7/8           2,721
3rd Quarter                    18 7/8    13               3,350
2nd Quarter                    19 1/8    13 7/8           2,185
1st Quarter                    18 7/8     9 1/8           4,704


      (b) There were approximately 6,800 shareholders of record and 10,000 beneficial holders on March 9, 1995.

      (c) The Registrant has not paid cash dividends during the past two fiscal years. The loan agreement with Comerica Bank, among other things, precludes payment of cash dividends on common stock.


ITEM 6.  SELECTED FINANCIAL DATA.


FIVE-YEAR HIGHLIGHTS

(In thousands, except per share amounts and unit shipments)

                                                   (UNAUDITED)
                                                    CALENDAR        44 WEEKS
                                                    YEAR END         ENDED           FISCAL YEAR ENDED
                                FISCAL             IN DECEMBER       Jan. 1,             IN FEBRUARY
                           1994        1993       1992      1991      1993       1992        1991        1990
OPERATIONS:

Net sales                 $615,668   $341,940   $270,554   $245,336  $235,233   $244,938   $256,365    $264,026

Total segment income
 (loss)                     41,753     16,611      9,633      3,065     8,932      4,968      5,694      (6,021)
Environmental reserve        2,700        -          -          -         -          -          -           -
Corporate expenses           5,113      4,932      3,986      3,934     3,549      3,837      3,647       4,235
Net interest income            150        904        505        319       568        423        574         649

Pretax income (loss)
 continuing operations      34,090     12,583      6,152       (550)    5,951      1,554      2,621      (9,607)

Income (loss) -
  continuing  operations    25,190     11,183      5,462     (1,950)    4,821        804      1,591     (10,417)
Income (loss) -
  discontinued operations    1,908        -       (2,593)    (1,488)   (2,010)    (1,419)    (3,372)     (3,974)

Net income (loss)           27,098     11,183      2,869     (3,438)    2,811      ( 615)    (1,781)    (14,391)

Per share amounts:<F1>
Income (loss) -
  continuing operations       3.26       1.54       0.77      (0.29)     0.68       0.12       0.23      (1.48)
Income (loss) -
  discontinued operations     0.24         -       (0.37)     (0.22)   ( 0.28)     (0.21)     (0.49)     (0.56)

Net income  (loss)           $3.50      $1.54      $0.40     $(0.51)   $ 0.40     $(0.09)    $(0.26)    $(2.04)

Weighted average shares
  outstanding                7,733      7,277      7,094      6,779     7,044      6,954      6,794      7,041

Depreciation and
 amortization               $3,895     $2,233     $1,948     $1,840    $1,637     $1,900     $2,026     $2,398

Capital expenditures       $10,619     $6,639     $3,379     $2,068    $2,820     $2,189     $1,461     $5,065

FINANCIAL POSITION:

Working capital            $18,753    $31,969    $21,945    $16,472   $21,945    $17,504    $15,456    $16,514
Property and equipment-net  30,059     19,635     15,554     16,652    15,554     15,791     16,757     18,807
Total assets               171,230     94,912     76,146     81,884    76,146     81,293     84,878     93,128
Long-term liabilities       12,857      6,880      5,868     11,261     5,868     10,740     12,447     14,776
Shareholders' equity        79,294     45,922     34,037     31,157    34,037     31,355     31,964     33,268
  Per share                 $10.50      $6.37      $4.87      $4.61     $4.87      $4.62      $4.72      $5.05
  Percentage return
  (loss) on  equity<F2>        43%        28%         9%      (11)%        4%       (2)%       (5)%      (35)%

OTHER STATISTICAL INFORMATION:

Manufactured home unit
    shipments               20,986     12,488     11,011     10,455     9,526     10,241     10,864     11,708

<F1>Based on weighted average number of shares outstanding during each year.
<F2>Percentage return is based on average equity for each year.
In October 1992, the Company changed its fiscal year end from the end of February to the end of December.
Fiscal 1994 includes the results of Dutch Housing, Inc. from the effective date of the acquisition, which was January 28, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Champion Enterprises, Inc., achieved record sales and profits in 1994 due to management's aggressive capital expansion, the growing manufactured housing and mid-size bus industries and the acquisition of Dutch Housing, Inc. The Company's housing segment, which comprised 93% of total revenues, increased sales by 85% over last year's strong sales, and increased income by 149% over 1993. The mid-size bus segment posted a revenue increase of 36% over 1993 and a 214% increase in profits. Cash flow from operations was $27.2 million, up from $16.2 million in 1993. Overall, the Company exceeded its 1994 goals as follows:

                                Actual Goals

   Sales increase                  80%   65%

   EPS continuing
      operations increase         112%  100%

   Return on equity                43%   35%

Champion is committed to earnings growth through capital investment in its current facilities, and accretive acquisitions in its current industries, or diversified industries, consistent with capital limitations and prudent risk. In February 1995, Champion completed the acquisitions of two manufactured housing companies located in the Southeast and the Southwest for approximately $47 million.

RESULTS OF OPERATIONS 1994 VS. 1993

CONSOLIDATED FINANCIAL SUMMARY

(In thousands, except per share amounts)

                            1994      1993    $ Change   % Change

Net sales:
Housing                   $571,660  $309,697  $261,963      85%
Commercial vehicles         44,008    32,243    11,765      36%

                          $615,668  $341,940  $273,728      80%

Segment income:
Housing                    $39,935   $16,032   $23,903     149%
Commercial vehicles          1,818       579     1,239     214%

                           $41,753   $16,611   $25,142     151%

Income
   continuing operations   $25,190   $11,183   $14,007     125%

Net income                  27,098    11,183    15,915     142%

Income per share
   continuing operations      3.26      1.54      1.72     112%

Net income per share         $3.50     $1.54     $1.96     127%


Income from continuing operations more than doubled to $25.2 million ($3.26 per share) in 1994 from $11.2 million ($1.54 per share) in 1993 on an 80% increase in revenues. The acquisition of Dutch Housing, Inc., in January 1994 accounted for 48 percentage points of the sales increase, while sales at existing operations increased 32%. Total segment income reached 6.8% of sales in 1994 compared to 4.9% in 1993. Return on average shareholders' equity reached 43% versus 28% in 1993. The effective income tax rate for 1994's continuing operations was 26%, up from 1993's 11%. These rates differ from the statutory federal rate of 35% due to utilization of substantially all remaining tax loss carryforwards. On a fully-taxed basis, net income would have been $22.3 million ($2.88 per share) in 1994 and $7.6 million ($1.04 per share) in 1993.

Champion maintained a strong balance sheet throughout 1994, investing $47 million in capital expenditures and the Dutch acquisition. The year was completed with a debt-free balance sheet and a cash position of $23 million, down just $11.4 million from the year ended 1993.

Manufactured Housing

The Company's manufactured housing sales increased 85% in 1994 to $571.7 million from $309.7 million in 1993, significantly better than the 60% stated goal. Housing revenues, excluding the Dutch acquisition, increased 31% in 1994. Total U.S. shipments for the Company were 20,247 units, up 71%. Industry shipments in the U.S. rose 20% to 303,932 homes in 1994, the third consecutive year of shipment gains. Champion's unit market share improved to 6.7% in 1994 from 4.7% in 1993. The multi-section mix increased to 59% from 52%, surpassing the Company's goal of 57% for 1994. Floor section market share increased to 7.2% in 1994 from 4.8% in 1993.

The housing group recorded profits of $39.9 million, up $23.9 million or 149% from $16 million last year. Operating margins as a percent of sales improved to 7% from 5.2% in 1993, surpassing the Company's 1994 stated goal of 6%. The margin improvement resulted from higher volume per facility, a greater mix of multi-section homes, and to a lesser extent, reduced material costs as a percent of sales. The volatility of lumber costs experienced in 1992 and 1993 abated in 1994, allowing the Company, and the industry in general, to eliminate additional lumber surcharges. The average selling price of the Company's homes increased 10% to $27,240 from $24,800 because of a higher mix of multi-section homes and price increases.

Champion continued the capacity expansion program it had begun in mid-1992 to meet the increasing demand for its housing products. Champion expanded four housing facilities in 1993. In 1994, the Company expanded six facilities, opened a new facility in Indiana, and has begun construction of another plant at the same Indiana site, which is expected to be completed in the spring of 1995. In 1995, Champion will complete expansions at three facilities and may expand additional facilities. Capital expenditures totaled $10.1 million in 1994, up from $6.2 million in 1993 and are expected to total at least $7.5 million in 1995.

Commercial Vehicles

Sales of mid-size buses totaled $44 million in 1994, up 36% from $32.2 million in 1993 and exceeding its 1994 goal of a 20% increase in sales dollars as unit shipments increased 33%. Fleet sales accounted for 19% of 1994's revenues, up from 10% a year ago. The Company improved its market share to an estimated 15% in 1994, from an estimated 12% in 1993, according to data prepared by the newly formed Mid-Size Bus Manufacturers Association. Champion's average unit price increased 3% in 1994.

The commercial vehicle division recorded profits of $1.8 million in 1994, up $1.2 million or 214% over 1993. The operating margin rose to 4.1% of sales in 1994, exceeding its goal of 3% and 1993's operating margin of 1.8%. The operating margin increased because of improved product mix and pricing, along with increased labor efficiency and product quality.

Corporate and Other Expenses

General corporate expenses increased only 4% in 1994. The Company has been cited for alleged environmental violations for the period 1955-1972. In the fourth quarter of 1994, the Company recorded $2.7 million for settlement of such claims. The recorded liability does not include any amounts for potential insurance recoveries. In February 1994, the Company settled certain litigation relating to discontinued operations resulting in a $3 million ($1.9 million after-tax) gain.


RESULTS OF FOURTH QUARTER 1994 VS. FOURTH QUARTER 1993

Net sales increased 83% to $164.8 million from $90.3 million in 1993. Excluding a $2.7 million provision for environmental expenses in 1994, income from continuing operations before taxes increased $5.8 million to $8.5 million in 1994, an increase of 217% from $2.7 million in 1993. Earnings per share increased 72% to $.55 in 1994 from $.32 in 1993.


Manufactured housing revenues increased 89% over the fourth quarter of 1993 to $153 million in 1994. Housing revenues, excluding the Dutch acquisition, increased 27% over last year's fourth quarter. Housing segment profits increased 158% to $8.9 million in 1994 from $3.4 million in 1993. Dutch added $2.9 million to segment profits. Commercial vehicle sales increased 25% to $11.8 million in 1994, while segment income increased 133% to $621,000 in 1994 from $267,000 in 1993.


OUTLOOK AND RISK FACTORS

The Company continues to strive to improve shareholder value through investment in sound operational businesses. Management will continue to improve existing operations through a focus on quality and productivity and to seek further growth opportunities through additional acquisitions of related businesses and, if prudent, in diversified businesses. An important step in this strategy was the acquisition of Chandeleur Homes, Inc., and Crest Ridge Homes, Inc., in February 1995. Refer to Note 3 of Notes to Consolidated Financial Statements for further discussion.

Manufactured Housing

Industry wholesale unit shipments of manufactured homes increased 20% in 1994, 21% in 1993 and 23% in 1992 according to the Manufactured Housing Institute (MHI), an industry trade association. Management estimates a 7-10% increase in industry shipments in 1995, which is consistent with forecasts published by the MHI.

To the extent increased interest rates reduce the growth of jobs and the U.S. economy, or cause a loss in consumer confidence, demand for manufactured housing may be adversely affected. Management's estimates assume that the recent increases in interest rates will not significantly slow the growth of the U.S. economy. The Company is encouraged by the increased inflow of financing into the wholesale, retail, and community development programs in the manufactured housing industry. This inflow of funds has helped to dampen the effect of the increase in consumer interest rates in 1994.
Although dealers' orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for housing in early February 1995 totaled approximately $33 million, which was 31% lower than last year's level. The Company believes this decline is the result of its increased production levels and capacity, and is encouraged that the current level of incoming orders is outpacing last year's level by at least 30%.

The Department of Housing and Urban Development (HUD), which regulates the manufactured housing industry, enacted regional energy and wind standards in 1994 which increased the wholesale base price of manufactured homes from 5-10% in certain regions of the U.S. The Company has passed on these cost increases to its customers. While there is no guarantee that future policy and standard changes made by HUD will not adversely affect product demand, management believes the cost of any new standards will not significantly reduce demand.

The Company normally purchases materials from several different sources and has not experienced serious shortages in the past. In 1992, 1993 and early 1994, however, prices of lumber fluctuated significantly due to reductions in supply resulting from environmental regulations in Canada and the U.S. and in part due to rising demand. These fluctuations abated in the spring of 1994 at prices approximately 50% higher than 1992 levels. The Company believes that a sufficient supply of lumber will be available to the home building industry in the future. The manufactured housing industry and Champion have generally been able to pass higher lumber costs on to the consumer in the form of surcharges and base price increases; however, the Company is not certain that any future cost increases can be passed on to consumers without affecting demand.

The Company sponsors or takes part in several dealer inventory financing programs for which it is contingently liable to the participating financial institutions for certain repurchase and recourse obligations in the event of dealer default. The Company provides for losses under these programs, which in prior years have not been significant. See Note 9 of Notes to Consolidated Financial Statements for more information concerning these inventory financing programs.

In the long term, industry growth will be affected by, among other things, the availability and cost of financing, the relative cost of manufactured housing versus other forms of housing, including rental housing, general economic trends and changes in demographics including new household formations and the number of Americans on fixed incomes. The Company believes that long-term demand for affordable manufactured housing will continue to grow due to favorable demographic trends and financing factors. Changes in regional markets and the U.S. economy as a whole will continue to affect overall housing industry cycles.

Management believes that its strategy of appealing to the standardized and customized markets, decentralized organizations, improving product quality, broadened geographic coverage and selective acquisitions will enable the Company to perform well in either up or down economic cycles.

Commercial Vehicles

In the past year approximately one-half of the Company's bus sales were to municipalities. Sales to municipalities, largely dependent on government funding, may be adversely affected by a reduction in federal spending programs. The bus division had unfilled orders of approximately $10 million in early February 1995, 17% greater than last year. In anticipation of continued strong acceptance of Champion's mid-size buses, and continued industry growth due to the increased use of alternative fuels and requirements of the Americans with Disabilities Act, an idle facility on the same production site as the current facility is being renovated to begin production of two new bus products in 1995. Including the renovation, the Company expects to spend $600,000 in 1995 on capital expenditures.


RESULTS OF OPERATIONS 1993 VS. 1992

In October 1992, the Company changed its fiscal year end from the end of February to the end of December. The following comparisons are on a calendar year basis.

CONSOLIDATED FINANCIAL SUMMARY

(In thousands, except per share amounts)

                                 (Unaudited)
                            1993     1992     $ Change   % Change

Net sales:
Housing                   $309,697 $246,247    $63,450      26%
Commercial vehicles         32,243   24,307      7,936      33%

                          $341,940 $270,554    $71,386      26%

Segment income (loss):
Housing                    $16,032  $10,576     $5,456      52%
Commercial vehicles            579     (943)     1,522

                           $16,611   $9,633     $6,978      72%

Income
   continuing operations   $11,183   $5,462     $5,721     105%

Net income                  11,183    2,869      8,314     290%

Income per share
   continuing operations      1.54     0.77       0.77     100%

Net income per share         $1.54    $0.40      $1.14     285%


For 1993, the Company reported net income of $11.2 million ($1.54 per share) on sales of $341.9 million, compared to net income of $2.9 million ($.40 per share) on sales of $270.6 million in 1992. Income from continuing operations totaled $5.5 million ($.77 per share) in 1992, as the Company sold its unprofitable RV operation to Firan Motor Coach, Inc., recording a $2.6 million ($.37 per share) loss from discontinued operations.

Manufactured Housing

Sales for the manufactured housing group increased $63.5 million or 26% to $309.7 million in 1993 from $246.2 million in 1992 on a 13% increase in North American unit shipments. Industry shipments in the U.S. totaled 254,276 homes, an increase of 21% over 1992. The Company's U.S. shipments increased 16% to 11,859 units and market share totaled 4.7% in 1993, down from 4.9% in 1992.

Operating profit for the housing group totaled $16 million, up 52% from $10.6 million in 1992. The improvement resulted from, among other things, increased productivity, a larger mix of multi-section homes, and higher volume. The Company's average selling price of its homes was $24,800 in 1993, an increase of 11% compared to $22,364 in 1992. Higher prices for lumber, which were passed on to the consumer by the industry, and by Champion, in the form of lumber surcharges, and a shift in multi-section mix to 52% from 47% a year earlier, contributed to the increase in average selling price. The housing segment invested $6.2 million in capital expenditures in 1993, completing plant expansions at four of its facilities.


Commercial Vehicles

Commercial vehicle sales totaled $32.2 million in 1993, up 33% from $24.3 million in 1992. The sales increase was due in part to a delay in 1992 of orders from the State of Michigan which were built in 1993, and to increased penetration in the national fleet sales market.

The commercial vehicle division recorded profits of $579,000 in 1993 compared to a loss of $943,000 in 1992. Higher sales combined with improved labor, manufacturing and warranty costs produced the $1.5 million profit improvement. Losses in 1992 included restructuring expenses related to the consolidation of manufacturing operations to one facility.

Corporate and Other Expenses

General corporate expenses increased 24% in 1993 compared to 1992, mainly due to legal and professional fees related to the Company's acquisition activities and efforts to recover damage claims through litigation.


LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $23 million at the end of 1994, down $11.4 million from $34.4 million on January 1, 1994. In 1994, cash of $27.2 million was generated from operations, $36.5 million was used to acquire Dutch and $10.6 million was used for capital investments. Additions to property, plant and equipment amounted to $6.6 million in 1993. The Company's current ratio was
1.2 to 1 at December 31, 1994, compared to 1.8 to 1 at January 1, 1994, as the Company put some of its excess cash to use in operations. The Company had no debt at the end of 1994 or 1993.

In February of 1995, the Company purchased two manufactured housing companies, Chandeleur Homes, Inc., and Crest Ridge Homes, Inc., for $47 million. The purchase was funded with available cash of $18 million and $20 million from its amended $60 million credit line. The remainder of the purchase price is payable when certain conditions are met. The line of credit, which expires in two years, includes $10 million of availability to cover letters of credit. The Company currently has $7.6 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states. See Note 4 of Notes to Consolidated Financial Statements for additional information concerning the credit facility. The Company plans to spend at least $8 million in 1995 on capital improvements. Consistent with the Company's plan to improve shareholder value through investment in sound operational businesses, it does not plan to pay cash dividends in the near term.

The Company believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements and capital expenditures on both a short-term and long-term basis. However, the Company continually explores other opportunities to raise capital to finance growth through internal expansion and/or acquisitions.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 18 of this Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL    DISCLOSURE.

 None.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information set forth in the first part of the section entitled "Election of Directors" in the Registrant's 1994 Proxy Statement to Shareholders (the "1994 Proxy Statement"), and under the caption "Certain Information Regarding Nominees" in such section of the 1994 Proxy Statement is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

 The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

   Position or Office                        Name            Age

Chairman of the Board of
  Directors, President and
  Chief Executive Officer           Walter R. Young, Jr.     50
Vice President                      James M. Gurch           56
Group Vice President-
  Transportation                    Thomas J. Ensch          56
Executive Vice President-Treasurer
  and Chief Financial Officer       A. Jacqueline Dout       40
Vice President-Secretary
  and General Counsel               Louis M. Balius          58
Assistant Treasurer and
  Controller                        J. Craig Wiles           51


      The executive officers of the Registrant serve at the pleasure of the Registrant's Board of Directors except for Mr. Walter R. Young, Jr., who is currently serving a three year term ending April 30, 1998, unless terminated earlier in accordance with the terms of a certain Letter Agreement between the Registrant and Mr. Young, dated April 27, 1990.

      Mr. Young joined the Registrant in April 1990 as President and Chief Executive Officer and was elected Chairman of the Board in April 1992. From 1987 to 1990, Mr. Young held various senior management positions with The Henley Group, responsible for five wholly-owned companies and ten international joint ventures, including President of The Wheelabrator Corporation, a division of Wheelabrator Technologies, Inc., Atlanta, Georgia, a provider of industrial surface treatment equipment, parts and services and President of Johnson Filtration Systems, St. Paul, Minnesota, a provider and servicer of well and water treatment products.

      Mr. Gurch joined the Registrant in July 1992. Previously for the past five years, he served as Senior Vice President-Operations for Schult Homes Corporation, a leading manufactured housing producer.

      Mr. Ensch joined the Registrant in April 1992. From 1989 to 1992, Mr. Ensch served as President of Atlas Alloys Division of Rio Algom Ltd., Toronto, Ontario, a distributor of specialty metals, and from 1986 to 1989, as Senior Vice President-Sales and Marketing of Uniroyal Goodrich Canada, Kitchener, Ontario.

      Prior to joining the Registrant in April 1994, Ms. Dout served as Vice President and Treasurer of Mallinkrodt Group, Inc. (formerly IMCERA Group, Inc.), where she was employed for six years.

      Mr. Balius has served in various capacities since joining the Registrant in 1972. Starting in 1980, he served as Secretary until becoming Vice President-Legal and Governmental Affairs in 1982. Since that time, he has served in various capacities as legal counsel and was elected as Vice President-Secretary and General Counsel in 1988.

      Mr. Wiles has served in various financial and accounting positions including Controller since 1971 and as Assistant Treasurer and Controller since 1990.

      There are no family relationships among any of the Registrant's executive officers.

      The information set forth under the caption "Compliance with Section 16(a) of The Exchange Act" in the section entitled "Additional Information" in the Registrant's 1994 Proxy Statement is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION.

      The information set forth under the section entitled "Executive Compensation" in the Registrant's 1994 Proxy Statement is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's 1994 Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 18 of this Report, which is incorporated herein by reference.

      The following exhibits are filed as part of this Report. Those exhibits with an asterisk(*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

   Exhibit No.                   Description

      3.1     Restated Articles of Incorporation of the Registrant - filed as
              Schedule I to Exhibit A to the Proxy Statement for the Predecessor's 1987 Annual Meeting of Shareholders (Filed pursuant to Regulation 14A) and incorporated herein by reference.

      3.2     Bylaws of the Registrant.

      4.1 Second Amended and Restated Loan Agreement dated March 2, 1994 between the Registrant and Comerica Bank, filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      4.2 First Amendment to Second Amended and Restated Loan Agreement dated January 31, 1995 between the Registrant and Comerica Bank.

      4.3 Article III of the Registrant's Restated Articles of Incorporation (defining the rights of the holders of shares of the authorized classes of the Registrant's capital stock) - included in the copy of the Registrant's Restated Articles of Incorporation filed as Exhibit 3.1 hereto.

      4.4 The Registrant has issued certain receivable-backed notes (the "Notes") pursuant to a Trust Indenture dated as of August 1, 1987 between CAC Funding Corporation, as issuer, and First of America Bank - Detroit, N.A., as trustee. The Notes do not exceed 10 percent of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Trust Indenture to the Commission upon request.

      10.1 *Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

      10.2 *Non-Qualified Stock Option Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as
              Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

      10.3 *Letter Agreement dated March 10, 1992 between the Registrant and Thomas J. Ensch, filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.4 *Letter Agreement dated May 28, 1992 between the Registrant and James M. Gurch, filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.5 *Champion Enterprises, Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.6 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      10.7 *Champion Enterprises, Inc. 1990 Non-Qualified Stock Option Program, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.8 Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.9 *Non-Qualified Stock Option Agreement dated July 6, 1992 between the Registrant and James M. Gurch, filed as Exhibit
              10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.10 *Change in Control Severance Agreement dated as of April 12, 1991 between the Registrant and Louis M. Balius, filed as
              Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.11 *Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      10.12 *Letter Agreement dated March 15, 1994 between the Registrant and A. Jacqueline Dout.

      10.13 *Non-Qualified Stock Option Agreements dated April 18, 1994 between the Registrant and A. Jacqueline Dout.

      10.14 Asset purchase agreement dated January 5, 1995 by and among the Registrant, Chandeleur Homes, Inc., and the shareholders of Chandeleur Homes, Inc., filed as Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K dated February 3, 1995 and incorporated herein by reference.

      10.15 Asset purchase agreement dated January 5, 1995 by and among the Registrant, Crest Ridge Homes, Inc., and the shareholders of Crest Ridge Homes, Inc., filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated February 3, 1995 and incorporated herein by reference.

      21.1    Subsidiaries of the Registrant.

      23.1    Consent of Price Waterhouse.

      27.1    Financial Data Schedules.

      99.1 Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

      (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1994.
                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CHAMPION ENTERPRISES, INC.

                                  By:  /s/A. JACQUELINE DOUT
                                      A. Jacqueline Dout
Dated:  March 29, 1995                Executive Vice President - Treasurer
                                     and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                         Date


/s/WALTER R. YOUNG, JR.  Chairman of the Board of Directors,   March 29, 1995
Walter R. Young, Jr.     President and Chief Executive Officer
                         (Principal Executive Officer)


/s/A. JACQUELINE DOUT    Executive Vice President - Treasurer  March 29, 1995
A. Jacqueline Dout       and Chief Financial Officer
                         (Principal Financial Officer)


/s/J. CRAIG WILES        Assistant Treasurer and Controller    March 29, 1995
J. Craig Wiles           (Principal Accounting Officer)


/s/ROBERT W. ANESTIS     Director                              March 29, 1995
Robert W. Anestis


/s/STANLEY R. DAY        Director                              March 29, 1995
Stanley R. Day


/s/SELWYN ISAKOW         Director                              March 29, 1995
Selwyn Isakow


/s/GEORGE R. MRKONIC     Director                              March 29, 1995
George R. Mrkonic


/s/JOHNSON S. SAVARY     Director                              March 29, 1995
Johnson S. Savary


/s/JAMES W. WHIMS        Director                              March 29, 1995
James W. Whims


/s/CARL L. VALIDSERRI    Director                              March 29, 1995
Carl L. Valdiserri





                 CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS
                                     AND
                        FINANCIAL STATEMENT SCHEDULES



             Description                                   Page

   Report of Independent Accountants                        F-2

   Consolidated Balance Sheets as of December 31, 1994
     and January 1, 1994                                    F-3

   Consolidated Statements of Operations for the Periods
      Ended December 31, 1994, January 1, 1994 and
      January 1, 1993                                       F-4

   Consolidated Statements of Shareholders' Equity for the
      Periods Ended December 31, 1994, January 1, 1994
      and January 1, 1993                                   F-5

   Consolidated Statements of Cash Flows for the Periods
      Ended December 31, 1994, January 1, 1994 and
      January 1, 1993                                       F-6

   Notes to Consolidated Financial Statements               F-7

   Consolidated Financial Statement Schedules
      Valuation and Qualifying Accounts and Reserves
      (Schedule VIII)                                       F-17

REPORT OF INDEPENDENT ACCOUNTANTS

February 7, 1995

To the Board of Directors
and Shareholders of
Champion Enterprises, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14 (a) on page F-1 present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at December 31, 1994 and January 1, 1994, and the results of their operations and their cash flows for the years ended December 31, 1994 and January 1, 1994, and the ten months ended January 1, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
200 Renaissance Center
Detroit, Michigan

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
                                                     DEC. 31,    JAN. 1,
(In thousands, except per share amounts)             1994        1994

ASSETS


Current Assets:
Cash, cash equivalents and short-term investments $23,027      $34,441
Accounts receivable, trade                         24,277       11,708
Inventories                                        39,644       25,590
Deferred taxes and other                           10,884        2,340
Total current assets                               97,832       74,079

Property and Equipment:
Land and improvements                               4,298        2,903
Buildings and improvements                         24,549       18,438
Machinery and equipment                            18,798       14,166
                                                   47,645       35,507
Less-accumulated depreciation                      17,586       15,872
                                                   30,059       19,635

Goodwill                                           37,076            -

Other assets                                        6,263        1,198

                                                 $171,230      $94,912


LIABILITIES


Current Liabilities:
Accounts payable                                  $29,098      $15,205
Accrued dealer discounts                           16,151        9,679
Accrued compensation and payroll taxes             11,285        5,776
Accrued warranty obligations                        8,432        5,332
Accrued insurance                                   3,804        2,438
Other liabilities                                  10,309        3,680
Total current liabilities                          79,079       42,110

Long-term liabilities                              12,857        6,880

Shareholders' Equity:
Common stock, $1 par value, 15,000 shares
  authorized, 7,553 and 7,208 shares issued
  and outstanding, respectively                     7,553        7,208
Capital in excess of par value                     36,981       30,859
Retained earnings                                  35,829        8,731
Foreign currency translation adjustments           (1,069)        (876)
                                                   79,294       45,922

                                                 $171,230      $94,912


See accompanying Notes to Consolidated Financial Statements.







CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share amounts)

                                                                   44 WEEKS
                                                 YEAR ENDED          ENDED
                                             DEC. 31     JAN. 1      JAN. 1
                                              1994        1994        1993

Net sales                                   $615,668   $341,940    $235,233

Cost of products sold                        531,696    297,626     204,166
Selling, general and administrative expenses  47,271     32,625      25,525
                                             578,967    330,251     229,691

Operating income                              36,701     11,689       5,542

Other income (expense):
Interest income                                  966      1,391       1,306
Interest expense                                (816)      (486)       (738)
Environmental reserve                         (2,700)         -           -
Other income (expense), net                      (61)       (11)       (159)

Income from continuing operations before
  income taxes                                34,090     12,583       5,951
Income taxes                                   8,900      1,400       1,130

Income from continuing operations             25,190     11,183       4,821

Income (loss) from discontinued operations,
   net of income taxes of $1,105 in 1994       1,908          -      (2,010)

Net income                                  $ 27,098   $ 11,183     $ 2,811


Per share amounts:
Income from continuing operations              $3.26      $1.54      $ 0.68
Income (loss) from discontinued operations      0.24          -       (0.28)
Net income                                     $3.50      $1.54      $ 0.40


Weighted average shares outstanding            7,733      7,277       7,044


See accompanying Notes to Consolidated Financial Statements.







CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)


                                                                FOREIGN
                                                                CURRENCY
                                                                TRANSLA-
                                           CAPITAL IN RETAINED  TION
                              COMMON STOCK  EXCESS OF EARNINGS  ADJUST-
                             SHARES  AMOUNT PAR VALUE (DEFICIT) MENTS   TOTAL

Balance February 28, 1992    6,792  $6,792  $29,992  $(5,263)    $(166)$31,355

Net income                       -       -        -    2,811        -    2,811

Purchase of common stock       (80)    (80)    (262)       -        -     (342)
Stock option and
  benefit plans                283     283      334        -        -      617
Translation adjustments          -       -        -        -      (404)   (404)

Balance January 1, 1993       6,995   6,995  30,064    (2,452)    (570) 34,037

Net income                        -      -        -    11,183       -   11,183
Stock option and
  benefit plans                 213     213     795        -        -    1,008
Translation adjustments           -      -        -        -      (306)   (306)

Balance January 1, 1994       7,208   7,208  30,859     8,731     (876) 45,922

Net income                        -       -       -    27,098       -   27,098
Stock option and
 benefit plans                  345     345   3,250        -        -    3,595
Tax benefit of stock options      -       -   2,872        -        -    2,872
Translation adjustments           -       -       -        -      (193)   (193)

Balance December 31, 1994     7,553  $7,553 $36,981   $35,829  $(1,069)$79,294




See accompanying Notes to Consolidated Financial Statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   YEAR ENDED              44 WEEKS ENDED
(In thousands)                            DEC. 31, 1994    JAN. 1, 1994     JAN. 1, 1993

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations         $25,190             $11,183      $4,821
Adjustments to reconcile income
  from continuing operations
  to net cash provided by
  operating activities:
  Depreciation and amortization             3,895               2,233       1,637
  Deferred income taxes                    (8,255)                  -           -
  Increase/decrease, net of acquisition:
    Accounts receivable                   (11,661)               (623)      3,287
    Inventories                           (10,439)             (3,034)     (4,391)
    Environmental reserve                   2,700                   -           -
    Accounts payable                       10,193               2,330       2,658
    Accrued liabilities                    12,051               5,159       1,042
  Other, net                                3,574                (999)        831
  Total adjustments                         2,058               5,066       5,064

Net cash provided by continuing
 operating activities                      27,248              16,249       9,885


CASH FLOWS FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued
 operations                                 1,908                   -      (2,010)
Decrease in net assets of
 discontinued operations                      696                 429       2,299

Net cash provided by
 discontinued operations                    2,604                 429         289

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment       (10,619)             (6,639)     (2,820)
Proceeds on disposal of property
 and equipment                                406               1,320       2,436
Dutch acquisition                         (36,481)                  -           -

Net cash used for investing activities    (46,694)             (5,319)       (384)


CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in current notes payable               -                   -      (4,209)
(Increase) decrease in restricted cash          -               1,376         (21)
Tax benefit of stock options exercised      2,872                   -           -
Common stock issued, net                    2,556                 976          77

Net cash provided by (used for)
 financing activities                       5,428               2,352      (4,153)

Net increase (decrease) in
 cash and short-term investments          (11,414)             13,711       5,637
Cash and short-term investments
 at beginning of period                    34,441              20,730      15,093

Cash and short-term investments
 at end of period                         $23,027             $34,441     $20,730

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for:
  Interest                                  $677                 $493        $776
  Income taxes, net of refunds            14,854                1,434         121

CASH FLOWS FROM DUTCH ACQUISITION:
Purchase price                           $ 40,000
Less: Deferred portion of
 purchase price                            (2,600)
         Cash acquired                     (1,591)
Plus: Acquisition costs
 and payoff of mortgage                       672
                                         $ 36,481


See accompanying Notes to Consolidated Financial Statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Champion Enterprises, Inc. and its subsidiaries (the Company). All significant intercompany transactions have been eliminated.

Change in Fiscal Year End

In October 1992, the Company changed its fiscal year end from the Friday nearest the end of February to the Friday nearest the end of December. The period February 29, 1992 through January 1, 1993 (fiscal 1992-B) consists of 44 weeks of operations. In fiscal 1993, the year end was changed to the Saturday nearest the end of December.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents include investments which have original maturities within 90 days at the time of their purchase. Investments are carried at cost which approximates market value because of their short maturities. Included in this caption at January 1, 1994 were $1.4 million of short-term investments with maturities in excess of 90 days.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method.

Property and Equipment

Property and equipment, including significant improvements thereto, are stated at cost. Upon retirement or other disposal, the asset cost and related accumulated depreciation are removed from the accounts and the net amount, less any proceeds, is charged or credited to income. Maintenance and repairs are charged to expense as incurred.

Depreciation

The Company provides depreciation on the straight-line method for property and equipment other than trucks and autos, which are depreciated on the declining balance method.

Property and equipment are depreciated over the following estimated useful lives:

                                                    Years
        Land improvements                            3-15
        Buildings and improvements                   8-33
        Machinery and equipment                      3-15

Goodwill
The excess of cost over fair value of net assets of businesses acquired is amortized on a straight-line basis over the expected periods to be benefited, which is 40 years. Amortization recorded in 1994 was $864,000. The Company assesses the recoverability of this intangible asset on a regular basis by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows.


Warranty Obligations

The Company provides the retail consumer with a 12-month warranty from the date of retail purchase. Estimated warranty obligations are provided at the time of sale of the Company's products.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Revenue Recognition

Revenue is recognized from sales when wholesale floor plan financing or dealer credit approval is received and the product is shipped to independent dealers or, for Company-owned sales locations, upon transfer of title.

Earnings Per Share

In calculating earnings per share, the weighted average shares outstanding includes common stock equivalents.

Reclassifications

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.


NOTE 2-INVENTORIES

A summary of inventories by component at December 31, 1994 and January 1, 1994 follows:

(In thousands)                   1994           1993

      Raw materials            $25,449        $14,563
      Work-in-process            4,432          3,188
      Finished goods             9,763          7,839
                               $39,644        $25,590


NOTE 3-ACQUISITIONS

DUTCH HOUSING, INC.

During the first quarter of 1994, the Company purchased the assets and assumed the liabilities of Dutch Housing, Inc. (Dutch), a privately-held corporation with manufactured housing operations in Michigan and Indiana. The cash purchase price of approximately $40 million was financed from existing cash and new bank debt. Under the terms of the agreement, the Company paid $37.4 million of the purchase price at the date of acquisition. The remaining $2.6 million will be paid to the previous Dutch shareholders under conditions pursuant to agreements related to employment of certain shareholders and will be paid in early 1995. The acquisition was accounted for using the purchase method and resulted in $38 million of financial statement goodwill, which is being amortized over 40 years. Dutch's results of operations are included with those of the Company from the effective date of the acquisition, which was January 28, 1994.

Summarized below are the unaudited pro forma combined results of operations for the years ended December 31, 1994 and January 1, 1994, assuming the acquisition had taken place on January 2, 1994 and January 2, 1993, respectively. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.

(In thousands, except per share amounts)
                                             1994       1993

Net sales                                    $619,668   $433,651

Income from continuing
 operations before income
 taxes                                        $34,097    $20,010
Income taxes                                    8,900      1,400
Income from continuing operations             $25,197    $18,610

Per share                                       $3.26      $2.54


Income Taxes
The pro forma provision for income taxes has been calculated on a consolidated basis as if the transaction had been completed at the beginning of the respective periods. The difference between taxes provided for financial reporting purposes and expected charges at the statutory rate is principally due to net operating loss carryforwards partially offset by state taxes and foreign tax charges at profitable operations.

Earnings Per Share
Pro forma earnings per share are based on the average number of shares outstanding during the respective periods including 40,000 shares issued to Dutch executives under stock option agreements entered into upon acquisition.

CHANDELEUR HOMES, INC. AND CREST RIDGE HOMES, INC.

On February 3, 1995, the Company completed the purchase of all the assets and assumption of certain liabilities of Chandeleur Homes, Inc., and Crest Ridge Homes, Inc., privately-held corporations with manufactured housing operations in Alabama and Texas. The purchase price of approximately $47 million was financed from available cash of $18 million and $20 million from the Company's recently amended $60 million credit facility. Based on preliminary unaudited financial results for 1994, the combined companies generated revenues of approximately $98 million and earnings before interest and taxes of approximately $9.8 million. The acquisition will be accounted for using the purchase method. Accordingly, the results of operations of the acquired companies will be included with those of the Company for periods subsequent to February 3, 1995.

NOTE 4-DEBT

On January 31, 1995, the Company amended and expanded its credit agreement with Comerica Bank, including a portion Participated to the First National Bank of Chicago. The line of credit totals $60 million including $10 million of availability to cover letters of credit. At the Company's option, borrowings are subject to interest at either the bank's prime rate or the bank's eurodollar rate plus 0.8%. In addition, the Company pays a commitment fee of 3/16% on the unused portion of the facility. The line, which expires on March 1, 1997, is secured by certain assets of the Company and, among other things, precludes payment of cash dividends, limits additional indebtedness and requires the Company to maintain certain financial covenants, including minimum net worth and working capital amounts.

There were no borrowings outstanding at December 31, 1994. The maximum amount of aggregate secured and unsecured short-term borrowings outstanding at any month end was $9 million and $4.8 million for 1994 and 1992-B, respectively. For 1994 and 1992-B aggregate short-term borrowings averaged $6.5 million and $4.4 million with average interest rates of 6.1% and 8.4%, respectively. No borrowings were outstanding during 1993.


Operating lease

In 1992, the Company entered into a noncancelable operating lease for its corporate headquarters through April 30, 2002. Lease costs are being accrued ratably over the term of the lease. Lease expense was $306,000 in both 1994 and 1993 and $229,000 in 1992-B. At December 31, 1994, future minimum lease commitments are as follows: 1995 - $300,000; 1996 - $302,000; 1997 -
$310,000; 1998 - $326,000; 1999 - $326,000; thereafter through April 30, 2002
- $754,000.


NOTE 5-SHAREHOLDERS' EQUITY

There are 5 million shares of preferred stock without par value authorized, which are subject to approval of issuance by the Board of Directors. The Board of Directors also has authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. As of December 31, 1994, no preferred stock had been issued.


NOTE 6- SAVINGS PLAN

Company contributions to the Savings Plan (the Plan) are a matching contribution, in shares of Company stock or cash, equalling 35% of the first 4% of compensation contributed by participating employees. Participating employees may make qualified cash or deferred arrangement contributions ranging from 1% to 18% of compensation. The Company has no other retirement or pension program.

Generally, all eligible full-time employees of the Company may participate in the Plan after completing one year of service. Contributions to the Plan are 100% vested. Charges to expense in connection with the Plan were $508,000 in 1994, $285,000 in 1993 and $318,000 in 1992-B.


NOTE 7-INCOME TAXES

Pretax income from continuing operations for the years ended December 31, 1994 and January 1, 1994 and the 44-week period ended January 1, 1993 was taxed under the following jurisdictions:

(In thousands)                  1994         1993         1992-B

Domestic                        $31,962      $10,586      $3,344
Foreign                           2,128        1,997       2,607

      Total                     $34,090      $12,583      $5,951



The provision for income taxes was as follows:

(In thousands)

Continuing Operations
                                 1994         1993        1992-B
Current tax expense:
  Federal                        $13,749     $  250       $    -
  Foreign                          1,700        900        1,130
  State                            1,706        250            -
Total current                     17,155      1,400        1,130


Deferred tax expense:
  Federal                         (7,213)         -            -
  Foreign                            620          -            -
  State                           (1,662)         -            -
Total deferred                    (8,255)         -            -

Total provision                   $8,900     $1,400       $1,130

Discontinued Operations
                                 1994         1993        1992-B
Current tax expense:
  Federal                         $1,055       $   -      $    -
  State                               50           -           -

Total provision                   $1,105       $   -      $    -


Deferred tax assets and liabilities are comprised of the following as of December 31, 1994 and January 1, 1994:

(In thousands)                   1994          1993

Assets:
Warranty reserve                 $4,488       $2,944
Insurance accruals                3,440        2,406
Environmental                     1,410           80
Dealer discounts                  1,026        1,077
Other                             2,022          965
Loss carryforwards                  584        1,966
Gross deferred tax assets        12,970        9,438

Liabilities:
Inventory                           391          814
Depreciation                        724        1,053
Other                             1,881          989
Gross deferred
 tax liabilities                  2,996        2,856

Deferred tax assets
 valuation allowance                 -         6,582

Net assets                       $9,974       $   -



The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

(Dollars in thousands)

Continuing Operations           1994          1993        1992-B

Statutory U.S. tax rates       $11,932       $4,404      $2,023
Increase (decrease)
  in rates resulting from:
Higher rates on earnings
 of foreign operations           1,575          201         244
Recognize net
 operating loss                 (5,609)      (3,705)     (1,137)
Other                            1,002          500           -

Total provision                 $8,900       $1,400      $1,130

Effective tax rates                26%          11%         19%

Discontinued Operations          1994          1993       1992-B

Statutory U.S. tax rates        $1,055        $   -       $   -
Increase in rate
 resulting from:
Other                               50            -           -

Total provision                 $1,105        $   -       $   -

Effective tax rates                 37%           -           -


NOTE 8-DISCONTINUED OPERATIONS


On October 6, 1992, the Company sold certain assets and liabilities of its recreational vehicle (RV) segment to Firan Motor Coach, Inc. (Firan) for a $621,000 note receivable, which was collected with interest during 1994. Also in 1994 the Company sold the RV manufacturing facilities to Firan for two notes totaling $2.3 million, which are secured by the property. One-fourth of these notes is due on each anniversary thereof with applicable interest due each quarter. All other remaining assets and liabilities of the RV segment are immaterial. During 1994, certain litigation was settled, which resulted in an after-tax gain of $1.9 million.

NOTE 9-CONTINGENT LIABILITIES

It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with lending institutions which provide wholesale floor plan financing to dealers. A majority of the Company's wholesale sales are made pursuant to these agreements, which generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. The contingent liability is spread over many dealers and financial institutions and is reduced by the resale value of the products which are required to be repurchased. Expenses incurred in connection with these agreements have been immaterial. The maximum potential repurchase commitments at December 31, 1994 and January 1, 1994 were approximately $89 million and $34 million, respectively. The increase primarily resulted from the Dutch acquisition.

In addition, the Company has guaranteed, on a limited basis, obligations of certain dealers to Transamerica Commercial Finance Corp. (Transamerica) in connection with a Company-sponsored inventory finance program. Amounts outstanding as of December 31, 1994 totaled $41 million, compared to $46 million at January 1, 1994. This contingency is reduced by the resale value of products repossessed from defaulting dealers. The Company provides currently for estimated future expenses under this program.



Transamerica holds approximately 32% of the aggregate balance of such dealer inventory financing. Any failure of Transamerica or other lending institution would not directly impact the Company because payment is received for its homes from the dealer (or its lending institution) at or near the time the home is shipped. The Company believes there are many other finance companies available to its dealers from which to obtain inventory financing.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law. The Company retains a significant portion of risk of certain losses related primarily to medical benefits, workers' compensation and general, product and auto liability. Provisions for losses expected under these programs, which historically have averaged approximately 3% of sales, are recorded based on the Company's estimates of the aggregate liability for claims incurred.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In addition, the Company has been cited for alleged environmental violations for the years 1955 to 1972. In the fourth quarter of 1994, the Company recorded $2.7 million for settlement of such claims. The recorded liability does not include any amounts for potential insurance recoveries. The Company has established reserves for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing reserves are sufficient to satisfy any known liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on the Company's financial position or operations.


NOTE 10-STOCK OPTION AND INCENTIVE PLANS

Under the 1987 Stock Option Plan, 600,000 shares of common stock may be issued to officers and key employees. During 1994, options for 58,000 shares of common stock were granted. As of the current year end, options exercisable and available for future grants were 114,280 and 746, respectively.

A total of 300,000 shares of the Company's common stock is available under the 1990 Nonqualified Stock Option Program. Options granted during 1994 totaled 13,000. At December 31, 1994, options exercisable totaled 18,450 and shares available for future grants were 18,500.

Under the 1993 Middle Management Stock Option Plan, options may be granted for a total of 250,000 shares of common stock. Grants for 31,000 shares were made during 1994. A total of 17,080 and 85,000 options were exercisable and available for future grants, respectively, as of December 31, 1994.

Nonqualified stock option agreements were entered into with executive officers of the Company and 940,000 shares were made available for grants under these agreements. Options granted during 1994 were 305,000, which includes 200,000 issued to Dutch executives upon the acquisition, and no options were exercisable at year end.

The Stock Plan for Directors provides for issuing a total of 150,000 shares of the Company's common stock to non-employee directors. Grants for 8,000 shares were made during 1994 and there were 36,000 options exercisable and 62,000 available for future grants as of December 31, 1994.

Amounts charged to expense in connection with the options granted under these plans and agreements totaled $633,000 in 1994, $111,000 in 1993 and $284,000 in 1992-B.






Options granted under these plans and agreements may be issued below, at, or above fair market value and generally expire ten years from the grant date. Some options became exercisable immediately and others over a period of up to five years. The following sets forth information with respect to these plans and agreements:



                                Number         Option
                               of shares     price range

Outstanding at
 February 28, 1992              815,746       1 - 7 1/2
Granted                         357,500       1 - 10 1/2
Canceled                       (135,786)      2 - 7 1/2
Exercised                      (369,400)      1 - 7 1/2

Outstanding at
 January 1, 1993                668,060       2 - 10 1/2
Granted                         234,000   4 1/4 - 21 7/8
Canceled                        (31,540)  2 5/8 -  7 1/2
Exercised                      (221,540)      2 - 10 1/2

Outstanding at
 January 1, 1994                648,980       2 - 21 7/8
Granted                         415,000   8 1/2 - 47 3/4
Canceled                        (17,000)  2 5/8 -  7 5/8
Exercised                      (342,610)      2 - 21 7/8

Outstanding at
 December 31, 1994              704,370       2 - 47 3/4









NOTE 11-BUSINESS SEGMENT INFORMATION

                                                            44 Weeks
                              Year Ended     (Unaudited)     Ended
                       Dec. 31,     Jan. 1,   Calendar      Jan. 1,
(In thousands)          1994         1994      1992         1993

Net sales:
Housing               $571,660    $309,697     $246,247    $216,258
Commercial vehicles     44,008      32,243       24,307      18,975
                      $615,668    $341,940     $270,554    $235,233

Pretax income (loss)
 from continuing
 operations:
Housing               $ 39,935    $ 16,032     $ 10,576    $  9,586
Commercial vehicles      1,818         579         (943)       (654)
Segment income (loss)   41,753      16,611        9,633       8,932
Environmental reserve   (2,700)          -            -           -
Corporate expenses,
  adjustments and other (4,963)     (4,028)      (3,481)     (2,981)
                      $ 34,090    $ 12,583     $  6,152    $  5,951

Identifiable assets:
Housing               $115,595    $ 45,678     $ 41,418    $ 41,418
Commercial vehicles     18,157      10,488        8,629       8,629
Corporate and other     37,478      38,746       26,099      26,099
                      $171,230    $ 94,912     $ 76,146    $ 76,146

Capital expenditures:
Housing               $ 10,059    $  6,217     $  2,817    $  2,246
Commercial vehicles        519         380          472         484
Corporate                   41          42           90          90
                      $ 10,619    $  6,639     $  3,379    $  2,820

Depreciation
 and amortization:
Housing               $  3,518    $  1,884     $  1,490    $  1,268
Commercial vehicles        341         328          325         236
Corporate                   36          21          133         133
                      $  3,895    $  2,233     $  1,948    $  1,637

The housing segment income for calendar 1992 included a $500,000 gain from a property sale.

In computing segment income (loss) from continuing operations, none of the following items have been added or deducted: general corporate expenses, interest income, interest expense, income taxes and environmental reserve.

Identifiable assets are those assets used in the Company's operations in each industry segment. Corporate and other assets are principally cash and cash equivalents, deferred taxes and other assets not specifically used in the operations of any industry segment. Corporate and other identifiable assets includes assets from discontinued operations of $2.5 million, $3.1 million and $3.3 million in fiscal 1994, 1993 and 1992-B, respectively.




NOTE 12-QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(Dollars in thousands, except per share amounts)

                         FIRST      SECOND     THIRD    FOURTH      TOTAL
                         QUARTER    QUARTER   QUARTER   QUARTER   FOR  YEAR

1994

Net sales               $124,988  $157,091  $168,786  $164,803  $615,668

Income from continuing
  operations
  before income taxes      6,486    10,727    11,052     5,825    34,090
Income from continuing
  operations               4,786     7,927     8,152     4,325    25,190
Income from discontinued
  operations               1,908        -         -         -      1,908
Net income                 6,694     7,927     8,152     4,325    27,098

Per share amounts:
Income from continuing
  operations                0.65      1.02      1.04      0.55      3.26
Income from discontinued
  operations                0.26         -        -         -       0.24
Net income                $ 0.91    $ 1.02    $ 1.04    $ 0.55    $ 3.50

Manufactured home unit
  shipments                4,405     5,400     5,735     5,446    20,986


1993

Net sales                $74,980   $84,711   $91,990   $90,259  $341,940

Income before income
  taxes                    2,167     3,412     4,314     2,690    12,583
Net income                 1,917     3,032     3,854     2,380    11,183
Net income per share     $  0.27   $  0.42   $  0.53  $   0.32  $   1.54

Manufactured home unit
  shipments                2,926     3,166     3,270     3,126    12,488


First quarter 1994 income from discontinued operations includes a one-time after-tax gain of $1.9 million from the settlement of certain litigation. Fourth quarter 1994 includes a pretax $2.7 million provision for environmental reserves.
Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

              CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES


       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE PERIODS ENDED DECEMBER 31, 1994, JANUARY 1, 1994 AND JANUARY 1, 1993
(In thousands)
                                     Balance at   Charges to                   Other       Balance
      Description                    beginning    costs and      Deductions   additions/    at end
                                     of period    expenses         <F1>      (reductions) of period
Valuation and Qualifying Accounts:

Year Ended December 31, 1994

Allowance for doubtful accounts
  Deducted from accounts
 receivable, trade                  $     156    $     23     $     (11)    $      -      $    168

  Deducted from other assets        $      99    $      -     $    ( 35)    $      -      $     64


Year Ended January 1, 1994

Allowance for doubtful accounts
  Deducted from accounts
 receivable, trade                  $     265    $     40      $   (149)     $     -       $   156

  Deducted from other assets        $     188    $      -      $    (89)     $     -       $    99


44 Weeks Ended January 1, 1993

Allowance for doubtful accounts
  Deducted from accounts
    receivable, trade               $     353    $      5      $     (78)    $   (15)<F2>  $   265

  Deducted from other assets        $     226    $      -      $     (38)    $        -    $   188




<F1> Write-off of bad debts less recoveries.
<F2> Represents transfers to other liabilities.

INDEX TO EXHIBITS
Exhibit No.                   Description

      3.1     Restated Articles of Incorporation of the Registrant - filed as
              Schedule I to Exhibit A to the Proxy Statement for the Predecessor's 1987 Annual Meeting of Shareholders (Filed pursuant to Regulation 14A) and incorporated herein by reference.

      3.2     Bylaws of the Registrant.

      4.1 Second Amended and Restated Loan Agreement dated March 2, 1994 between the Registrant and Comerica Bank, filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      4.2 First Amendment to Second Amended and Restated Loan Agreement dated January 31, 1995 between the Registrant and Comerica Bank.

      4.3 Article III of the Registrant's Restated Articles of Incorporation (defining the rights of the holders of shares of the authorized classes of the Registrant's capital stock) - included in the copy of the Registrant's Restated Articles of Incorporation filed as Exhibit 3.1 hereto.

      4.4 The Registrant has issued certain receivable-backed notes (the "Notes") pursuant to a Trust Indenture dated as of August 1, 1987 between CAC Funding Corporation, as issuer, and First of America Bank - Detroit, N.A., as trustee. The Notes do not exceed 10 percent of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Trust Indenture to the Commission upon request.

      10.1 *Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

      10.2 *Non-Qualified Stock Option Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as
              Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

      10.3 *Letter Agreement dated March 10, 1992 between the Registrant and Thomas J. Ensch, filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.4 *Letter Agreement dated May 28, 1992 between the Registrant and James M. Gurch, filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.5 *Champion Enterprises, Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.6 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      10.7 *Champion Enterprises, Inc. 1990 Non-Qualified Stock Option Program, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.8 Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.9 *Non-Qualified Stock Option Agreement dated July 6, 1992 between the Registrant and James M. Gurch, filed as Exhibit
              10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.10 *Change in Control Severance Agreement dated as of April 12, 1991 between the Registrant and Louis M. Balius, filed as
              Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.11 *Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      10.12 *Letter Agreement dated March 15, 1994 between the Registrant and A. Jacqueline Dout.

      10.13 *Non-Qualified Stock Option Agreements dated April 18, 1994 between the Registrant and A. Jacqueline Dout.

      10.14 Asset purchase agreement dated January 5, 1995 by and among the Registrant, Chandeleur Homes, Inc., and the shareholders of Chandeleur Homes, Inc., filed as Exhibit 2.1 to the
              Registrant's Current Report on Form 8-K dated February 3, 1995 and incorporated herein by reference.

      10.15 Asset purchase agreement dated January 5, 1995 by and among the Registrant, Crest Ridge Homes, Inc., and the shareholders of Crest Ridge Homes, Inc., filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated February 3, 1995 and incorporated herein by reference.

      21.1    Subsidiaries of the Registrant.

      23.1    Consent of Price Waterhouse.

      27.1    Financial Data Schedules.

      99.1 Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above Exhibits to any shareholder upon written request addressed to the Public Relations Department, Champion Enterprises, Inc., 2701 University Drive, Suite 320, Auburn Hills, Michigan 48326.