Form 10-Q
period 1995-04-01
CHAMPION ENTERPRISES INC
filed 1995-05-11
CIK 814068

FORM 10-Q


             SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended April 1, 1995

                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from ____________ to____________

  Commission file number 1-9751


                 CHAMPION ENTERPRISES, INC.
   (Exact name of registrant as specified in its charter)


            MICHIGAN                         38-2743168
_______________________________          ________________
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)         Identification No.)

2701 University Drive, Suite 320, Auburn Hills, MI  48326
__________________________________________________  _____
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (810) 340-9090

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         7,629,685 shares of the registrant's $1.00 par value Common Stock were outstanding as of April 28, 1995.



              PART I. FINANCIAL INFORMATION

                CHAMPION ENTERPRISES, INC.

               Consolidated Balance Sheets
                (In Thousands, Except Par Value Amount)

                         ASSETS
                                            Apr. 1,      Dec. 31,
                                             1995        1994
CURRENT ASSETS
  Cash and cash equivalents               $  8,757    $ 23,027
  Accounts receivable, trade                43,122      24,277
  Inventories                               46,732      39,644
  Deferred taxes and other                  10,901      10,884
                                          ________    ________
        Total current assets               109,512      97,832
                                          ________    ________
PROPERTY AND EQUIPMENT
  Cost                                      53,485      47,645
  Less-accumulated depreciation             18,516      17,586
                                          ________    ________
                                            34,969      30,059
                                          ________    ________
Goodwill                                    82,156      37,076
Other assets                                 6,883       6,263
                                          ________    ________
        Total assets                      $233,520    $171,230
                                          ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term portion long-term debt       $    135    $      -
  Notes payable to bank                     28,700           -
  Accounts payable                          39,871      29,098
  Accrued dealer discounts                  15,514      16,151
  Accrued compensation and payroll taxes    10,386      11,285
  Accrued warranty obligations              10,125       8,432
  Accrued insurance                          4,125       3,804
  Other liabilities                         13,588      10,309
                                          ________    ________
        Total current liabilities          122,444      79,079
                                          ________    ________
Long-term debt                               1,412           -
Long-term liabilities                       23,702      12,857

SHAREHOLDERS' EQUITY
  Common stock, $1 par value, 15,000 shares
  authorized, 7,587 and 7,553 shares issued
  and outstanding, respectively              7,587       7,553
  Capital in excess of par value            37,809      36,981
  Retained earnings                         41,593      35,829
  Foreign currency translation adjustments  (1,027)     (1,069)
                                          ________    ________
        Total shareholders' equity          85,962      79,294
                                          ________    ________
        Total liabilities and
          shareholders' equity            $233,520    $171,230
                                          ========    ========
See accompanying Notes to Consolidated Financial Statements.



                   CHAMPION ENTERPRISES, INC.

                 Consolidated Income Statements
               (In Thousands, Except Per Share Amounts)

                                                13 Weeks Ended
                                             Apr. 1,      Apr. 2,
                                              1995         1994

Net sales                                   $179,097     $124,988
                                            ________     ________
Cost of products sold                        156,308      107,672
Selling, general, and
   administrative expenses                    13,112       10,808
                                            ________     ________
                                             169,420      118,480
                                            ________     ________

Operating income                               9,677        6,508

Other income (expense):
   Interest income                               258          226
   Interest expense                             (373)        (148)
   Other - net                                     2         (100)
                                            ________     ________
Income from continuing operations
   before income taxes                         9,564        6,486
Income taxes                                   3,800        1,700
                                            ________     ________
Income from continuing operations              5,764        4,786

Income from discontinued operations,
   net of taxes of $1,105                          -        1,908
                                            ________     ________
Net income                                  $  5,764     $  6,694
                                            ========     ========

Per share amounts:
   Income from continuing operations        $   0.73     $   0.65
   Income from discontinued operations             -         0.26
                                            ________     ________
Net income                                  $   0.73     $   0.91
                                            ========     ========

Weighted average shares outstanding            7,870        7,396
                                            ========     ========

Pro forma per share amounts adjusted for
   stock split(See Note 8):
   Income from continuing operations        $   0.37     $   0.32
   Income from discontinued operations             -         0.13
                                            ________     ________
Net Income                                  $   0.37     $   0.45
                                            ========     ========


See accompanying Notes to Consolidated Financial Statements.



                      CHAMPION ENTERPRISES, INC.

                Consolidated Statements of Cash Flows

                            (In Thousands)
                                                  13 Weeks Ended
                                                 Apr. 1,    Apr. 2,
                                                  1995       1994
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Income from continuing operations               $  5,764   $  4,786
                                                ________   ________
Adjustments to reconcile income from continuing
  operations to net cash used for
  continuing operating activities:
  Depreciation and amortization                    1,383        896
  Deferred income taxes                                -       (401)
  Increase/decrease, net of acquisitions:
    Accounts receivable                          (12,478)   (13,843)
    Inventories                                   (5,349)    (2,761)
    Accounts payable                               6,586      6,110
    Accrued liabilities                            1,474      2,830
    Other - net                                      366         65
                                                ________   ________
    Total adjustments                             (8,018)    (7,104)
                                                ________   ________
Net cash used for continuing
  operating activities                            (2,254)    (2,318)
                                                ________   ________

CASH FLOWS FROM DISCONTINUED ACTIVITIES:
Income from discontinued operations                    -      1,908
Decrease in net assets of discontinued operations     25      1,646
                                                ________   ________
Net cash provided by discontinued activities          25      3,554
                                                ________   ________
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                     (36,189)   (36,459)
Proceeds on disposal of assets                         -        281
Additions to property and equipment               (2,330)    (2,223)
Deferred purchase price payment                   (2,600)         -
                                                ________   ________
Net cash used for investing activities           (41,119)   (38,401)
                                                ________   ________
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes and current
  maturities payable                              28,700      6,314
Repayment of long-term debt                          (19)         -
Common stock issued                                  397      1,297
                                                ________   ________
Net cash provided by financing activities         29,078      7,611
                                                ________   ________
NET DECREASE IN CASH AND CASH EQUIVALENTS        (14,270)   (29,554)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       23,027     34,441
                                                ________   ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  8,757   $  4,887
                                                ========   ========



ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                      $    312   $    125
  Income taxes                                       186        690

SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Purchase price                                  $ 47,576   $ 40,000
Less:  Deferred portion of purchase price        (10,900)    (2,600)
       Cash acquired, net                           (814)    (1,591)
Plus:  Payoff of mortgage                              -        432
       Acquisition costs                             327        218
                                                ________   ________
                                                $ 36,189   $ 36,459
                                                ========   ========

See accompanying Notes to Consolidated Financial Statements.




                       CHAMPION ENTERPRISES, INC.
               Notes to Consolidated Financial Statements

1. For each of the dates indicated, inventories consisted of the following (in thousands):
                                    Apr. 1,         Dec. 31,
                                     1995            1994
     Raw materials                 $29,212          $25,449
     Work-in-process                 5,041            4,432
     Finished goods                 12,479            9,763
                                   _______          _______
                                   $46,732          $39,644
                                   =======          =======

2. During the current quarter the registrant purchased the assets and assumed certain liabilities of Chandeleur Homes, Inc. (Chandeleur) and Crest Ridge Homes, Inc. (Crest Ridge), privately-held corporations with manufactured housing operations in Alabama and Texas. The purchase price of approximately $46.9 million was financed from existing cash and new bank debt. Under the terms of the agreements, the registrant paid $35 million of the purchase price at the date of acquisition. A total of $3 million was held back to cover potential post-closing audit adjustments, $1 million of which was paid by quarter end. The remaining $8.9 million will be paid to the previous Chandeleur and Crest Ridge shareholders under conditions pursuant to terms of agreements related to employment of certain shareholders and attainment of certain profit levels. The acquisitions were accounted for using the purchase method. Chandeleur's and Crest Ridge's results of operations are included with those of the registrant from the February 3, 1995 acquisition date. In addition to these acquisitions, a small subsidiary was also acquired during the quarter for $676,000.

     Summarized below are the pro forma combined results of operations for the 13 week periods ended April 1, 1995 and April 2, 1994 assuming the Chandeleur and Crest Ridge acquisitions had taken place on January 1, 1995 and January 2, 1994, respectively. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. Further, the pro forma income should not be taken as indicative of earnings for a full year.

                                             Apr. 1,   Apr. 2,
     (In thousands, except per share amounts) 1995       1994
     Net sales                              $190,166   $146,648
                                            ========   ========
     Income from continuing operations
       before income taxes                  $ 10,524   $  7,327

     Income taxes                              4,200      2,000
                                            ________   ________
     Income from continuing operations      $  6,324   $  5,327
                                            ========   ========
     Income per share                       $   0.80   $   0.72
     Income per share adjusted              ========   ========
       for stock split                      $   0.40   $   0.36
                                            ========   ========



     Income Taxes

     The pro forma provision for income taxes has been calculated on a consolidated basis as if the transactions had been completed at the beginning of the respective periods. The difference between taxes provided for financial reporting purposes and expected charges at the statutory rate for the quarter ended April 1, 1995 is due to state and foreign tax charges. The prior year's tax provision includes the benefit of net operating loss carryforwards.

     Earnings Per Share

     Pro forma earnings per share are based on the weighted average number of shares outstanding during the respective periods including options issued to Chandeleur and Crest Ridge executives under stock option agreements entered into upon the acquisitions. See Note 8 for discussion of Income per share adjusted for stock split.


3. In conjunction with the purchase of Chandeleur and Crest Ridge as discussed in Note 2 above, the registrant recorded approximately $45 million of goodwill (the excess of purchase price over fair value of net assets acquired). The goodwill is being amortized on the straight-line basis over the expected periods to be benefited, which is 40 years. The registrant will assess the recoverability of this intangible asset on a regular basis by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future results.

4. The difference between income taxes provided for financial reporting purposes and expected charges at the statutory rate for the quarter ended April 1, 1995 is due to state and foreign tax charges. Prior year's tax provision included the benefit of net operating loss carryforwards.

     The components of the income tax provisions for the 13 week periods ended April 1, 1995 and April 2, 1994 follows (dollars in thousands):

                                          Apr. 1,      Apr. 2,
     Continuing Operations:                1995         1994

     Statutory U.S. tax rate              $3,347       $2,270
     Increase (decrease) in rate
       resulting from:
     Higher rates on earnings of
       foreign operations                     46           55
     State taxes                             407            -
     NOL benefit recognized and
       other items                             -         (625)
                                          _______      _______
     Total provision                      $3,800       $1,700
                                          =======      =======
     Effective tax rates                      40%          26%
                                          =======      =======
     Discontinued Operations:

     Statutory U.S. tax rate              $    -       $1,054
     Increase in rate resulting from:
     Other                                     -           51
                                          _______      _______
     Total provision                      $    -       $1,105
                                          =======      =======
     Effective tax rates                       -           37%
                                          =======      =======

5. On February 11, 1994 the registrant settled certain litigation, resulting in a one-time after-tax gain of $1.9 million. This income was recorded to discontinued operations in the prior year's first quarter results.

6. The per share amounts are calculated using the weighted average number of shares outstanding for each of the periods presented and includes common stock equivalents.

7. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Such adjustments consisted of normal recurring items except for the $1.9 million of income from discontinued operations during the first quarter of 1994. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

8. On May 1, 1995 the shareholders approved a proposal to increase the number of authorized shares to 30 million from 15 million. In addition, on May 1, 1995 the Board of Directors approved a two-for-one split of the registrant's common stock to be distributed on May 30, 1995 to holders of record on May 15, 1995. The Board also approved a common stock repurchase program for up to $10 million.

9. Certain amounts in the prior period's statements have been reclassified to conform to the current period's presentation.



                       CHAMPION ENTERPRISES, INC.


                  Management's Discussion and Analysis
                                   of
             Financial Condition and Results of Operations


RESULTS OF OPERATIONS

     Below is a summary of period-to-period changes in the principal items of the consolidated income statements. This chart is followed by a discussion and analysis of significant factors affecting the registrant's earnings for the period.


                                         Comparison of
                                        13 Weeks Ended
                                        April 1, 1995 &
                                         April 2, 1994
                                      Increase (Decrease)
                                    (Dollars in Thousands)


 Net sales                              $54,109     43%

 Cost of products sold                   48,636     45%

 Selling, general, and
   administrative expenses                2,304     21%
                                        _______
 Operating income                         3,169     49%

 Interest income                             32     14%

 Interest expense                           225    152%

 Other - net                                102
                                        _______
 Income from continuing operations
   before income taxes                    3,078     47%

 Income taxes                             2,100    124%
                                        _______
 Income from continuing operations          978     20%

 Income from discontinued operations     (1,908)  (100%)
                                        _______

 Net income                             $  (930)   (14%)
                                        =======


Sales

     Sales increases by major segments of the business are as presented below for the comparative periods ended April 1, 1995 and April 2, 1994 (dollars in thousands):

 Comparative Period        Housing             Commercial Vehicles
                     Dollars     Units        Dollars         Units
 1. 13 weeks ended
    4/1/95 and
    4/2/94        $50,013  43%  1,860 42%    $4,096   41%    93   40%


     Total manufactured housing sales dollars increased due to a 42% unit shipment increase to 6,265 units during the quarter, up from 4,405 units a year ago. Chandeleur and Crest Ridge added $18.4 million to sales, or 16 percentage points of the increase, while other manufactured housing operations increased revenues by $31.6 million, or 27%, and unit shipments by 890 units, or 20%. Prior year Dutch results were for two months only as they were acquired effective January 28, 1994. The registrant's U.S. shipments without Chandeleur and Crest Ridge increased 886 units, or 21%, over the prior year's first quarter, while industry shipments were up 15% to 78,895 units according to the Manufactured Housing Institute (MHI), an industry trade association. Excluding Chandeleur and Crest Ridge the multi-sectional mix was 57%, the same as it was a year ago. Overall, the U.S. mix was 52% for the quarter, compared to the industry's 47%. Average selling price, without Chandeleur and Crest Ridge, increased 6% due to normal periodic price increases and recovery of additional costs due to regional energy and wind standards imposed by the Department of Housing and Urban
Development.   Market share in the U.S. improved to 7.8% from 6.2% a
year ago primarily due to the acquisitions.

     Bus unit shipments increased 93 units or 40% over last year's first quarter due to improved municipal and fleet sales.

Costs and Expenses

     Housing segment profits as a percent of sales were 6.4% for the quarter, slightly down from 6.5% a year ago. Excluding Chandeleur and Crest Ridge, segment profits declined to 6.1% of sales primarily as a result of start-up costs at a new Indiana facility and the inclusion of Dutch's January results in the 1995 period. Chandeleur and Crest Ridge added $1.5 million to segment profits for the quarter ended April 1, 1995. Segment profits are calculated as income directly attributable to the segment before general corporate expenses, interest income, interest expense and income taxes.

     Bus margins improved for the quarter as a result of higher volume and improved manufacturing efficiencies.

     Selling, general and administrative expenses increased primarily as a result of overall higher volume. Interest expense increased due to borrowings to fund the Chandeleur and Crest Ridge acquisitions and to fund seasonal working capital requirements.

Income Taxes

     See Note 4 of Notes to Consolidated Financial Statements (on page 6 of the Report) for information regarding the registrant's tax provision.


OUTLOOK AND RISK FACTORS

     According to the MHI, manufactured housing shipments increased 15% in the first quarter of 1995 and are expected to increase 7-10% for the year. The registrant's incoming order rate has risen from last year; however unfilled orders for housing totaled $34 million at the end of the quarter, down 30% from a year ago including Chandeleur and Crest Ridge for both periods. This decrease results from the registrant's expanding capacity and record high production levels. Unfilled orders are not necessarily indicative of a long-term trend and are subject to cancellation at any time without penalty. Order rates can vary significantly with changes in, among other things, interest rates, financing availability, regional and national economic changes, consumer confidence, and, in some cases, the weather.

     The registrant's performance goals are to achieve over 20% compound annual growth in fully taxed earnings per share over the next three years and a 30% minimum return on equity. These goals are based on the expected growth in the manufactured housing industry, the registrant's increased manufacturing capacity, its increased number of independent dealer locations, continued market share improvement, and its acquisitions. These goals are also based on a number of assumptions, many of which are beyond the registrant's control, including continued growth in both the manufactured housing industry and the overall general economy, only modest changes in interest rates and continued availability of municipal funding for commercial vehicles. There can be no assurance that these assumptions will prove accurate and actual results may differ substantially from these estimates.

     The registrant is continuing its discussions with the Environmental Protection Agency concerning alleged environmental claims for the period 1955-1972. A liability for these alleged claims was recorded by the registrant in the fourth quarter of 1994 and does not include any amount for potential insurance recoveries. Final settlement is not expected to have a material adverse effect on the registrant's consolidated financial position.


FINANCIAL CONDITION

     The registrant's cash and cash equivalents decreased $14.3 million, to $8.8 million, during the 13 week period ending April 1, 1995. This decrease primarily resulted from the acquisitions of Chandeleur and Crest Ridge and from seasonal working capital
requirements.   Funds were also used for additions to property and
equipment, including planned expenditures under a capital improvement program. The registrant plans capital expenditures in excess of $8 million in 1995 compared to $10.6 million in 1994.

     The registrant has a line of credit totaling $60 million with Comerica Bank, Detroit, including $10 million available to cover letters of credit. A portion of the credit line has been Participated to the First National Bank of Chicago. At quarter end $28.7 million was outstanding on the line of credit, which expires on March 1, 1997 and is secured by certain assets of the registrant. A total of $6.6 million in letters of credit were outstanding at April 1, 1995, generally to support insurance obligations and licensing and service bonding required by various states. The registrant believes its existing sources of liquidity are adequate for operating requirements, common stock repurchases, and planned capital expenditures for the current fiscal year. Growth opportunities, through additional acquisitions of related businesses, and, if prudent, in diversified businesses, continue to be pursued by the registrant.

     See the Consolidated Statements of Cash Flows (on page 4 of this Report) for additional information regarding changes in the registrant's financial position during the 13 week periods ended April 1, 1995 and April 2, 1994.


PAGE

                       PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


  (a)  None.

  (b) A report on Form 8-K, dated January 6, 1995, was filed by the registrant during the quarter ended for which this Report is filed; such Report contained information under Item 5 (Other Events) and included as an Exhibit under Item 7 a copy of a press release issued by the registrant.

       A report on Form 8-K, dated February 3, 1995, was filed by the registrant during the quarter ended for which this Report is filed; such Report contained information under Item 2 (Acquisition or Disposition of Assets) and included as an Exhibit under Item 7 a copy of a press release issued by the registrant.

       A report on Form 8-K/A was filed on April 19, 1995 to amend Form 8-K dated February 3, 1995 and included under Item 7 financial statements of businesses acquired and pro forma financial information.


PAGE

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                   By: /S/ A. JACQUELINE DOUT
                                      __________________________
                                      A. Jacqueline Dout
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)




                                  And: /S/ RICHARD HEVELHORST
                                      _________________________
                                      Richard Hevelhorst
                                      Controller (Principal
                                      Accounting Officer)




Dated:  May 11, 1995