Form 10-Q
period 1995-07-01
CHAMPION ENTERPRISES INC
filed 1995-08-09
CIK 814068

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark one)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended July 1, 1995

                                OR

  ____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ____________ to ____________


  Commission file number 1-9751




                      CHAMPION ENTERPRISES, INC.
        (Exact name of registrant as specified in its charter)


        MICHIGAN                              38-2743168
_______________________________           ___________________
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


2701 University Drive, Suite 320, Auburn Hills, MI   48326
_________________________________________________  _________
(Address of principal executive offices)            (Zip Code)


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

               Yes   X    No
                   ____       ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         15,276,868 shares of the registrant's $1.00 par value Common Stock were outstanding as of July 28, 1995.

                PART I. FINANCIAL INFORMATION

                  CHAMPION ENTERPRISES, INC.

                 Consolidated Balance Sheets
           (In Thousands, Except Par Value Amount)


                               ASSETS
                                         July 1,    Dec. 31,
                                          1995        1994
CURRENT ASSETS
  Cash and cash equivalents             $ 10,130    $ 23,027
  Accounts receivable, trade              45,578      24,277
  Inventories                             47,088      39,644
  Deferred taxes and other                11,047      10,884
                                        ________    ________
      Total current assets               113,843      97,832
                                        ________    ________
PROPERTY AND EQUIPMENT
  Cost                                    55,454      47,645
  Less-accumulated depreciation           19,560      17,586
                                        ________    ________
                                          35,894      30,059
                                        ________    ________

Goodwill, net                             81,559      37,076
Other assets                               7,312       6,263
                                        ________    ________
      Total assets                      $238,608    $171,230
                                        ========    ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term portion long-term debt     $    145    $      -
  Notes payable to bank                   31,000           -
  Accounts payable                        37,404      29,098
  Accrued dealer discounts                13,199      16,151
  Accrued compensation and payroll taxes  13,917      11,285
  Accrued warranty obligations            10,434       8,432
  Accrued insurance                        5,202       3,804
  Other liabilities                        8,322      10,309
                                        ________    ________
      Total current liabilities          119,623      79,079
                                        ________    ________

Long-term debt                             1,386           -
Other long-term liabilities               23,293      12,857

SHAREHOLDERS' EQUITY
  Common stock, $1 par value, 1995-30,000
    authorized, 15,225 issued; 1994-
    15,000 authorized, 7,553 issued
    (See Note 6)                          15,225       7,553
  Capital in excess of par value          29,723      36,981
  Retained earnings                       50,333      35,829
  Foreign currency translation
    adjustments                            (975)      (1,069)
                                         _______    ________
      Total shareholders' equity          94,306      79,294
                                         _______    ________

      Total liabilities and
        shareholders' equity            $238,608    $171,230
                                        ========    ========


See accompanying Notes to Consolidated Financial Statements.




                       CHAMPION ENTERPRISES, INC.

                     Consolidated Income Statements
                (In Thousands, Except Per Share Amounts)


                              13 Weeks Ended     26 Weeks Ended
                            July 1,    July 2,  July 1,   July 2,
                             1995       1994     1995       1994

 Net sales                  $217,985  $157,091  $397,082  $282,079
                            ________  ________  ________  ________

 Cost of products sold       185,746   133,842   342,054   241,514
 Selling, general, and
   administrative expenses    16,976    12,352    30,088    23,160
                            ________  ________  ________  ________
                             202,722   146,194   372,142   264,674
                            ________  ________  ________  ________
 Operating income             15,263    10,897    24,940    17,405

 Other income (expense):
   Interest income               133       186       391       412
   Interest expense             (904)     (313)   (1,276)     (461)
   Other, net                    148       (43)      149      (143)
                            ________  ________  ________  ________
 Income from continuing
  operations before
  income taxes                14,640    10,727    24,204    17,213
 Income taxes                  5,900     2,800     9,700     4,500
                            ________  ________  ________  ________
 Income from continuing
   operations                  8,740     7,927    14,504    12,713

 Income from discontinued
   operations, net of income
   taxes of $1,105                 -         -         -     1,908
                            ________  ________  ________  ________

 Net income                 $  8,740  $  7,927  $ 14,504  $ 14,621
                            ========  ========  ========  ========

 Per share amounts (See Note 7):

 Income from continuing
   operations               $   0.55  $   0.51  $   0.92   $  0.84
 Income from discontinued
   operations                      -         -         -      0.12
                            ________  ________  ________   _______
 Net income                 $   0.55  $   0.51  $   0.92   $  0.96
                            ========  ========  ========   ========

 Weighted average shares
  outstanding                 15,818    15,616    15,779    15,204




 See accompanying Notes to Consolidated Financial Statements.






                        CHAMPION ENTERPRISES, INC.

                  Consolidated Statements of Cash Flows
                              (In Thousands)
                                                    26 Weeks Ended
                                                  July 1,    July 2,
                                                   1995       1994
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Income from continuing operations                $ 14,504  $ 12,713
                                                  _______  ________
Adjustments to reconcile income from continuing
  operations to net cash provided by
  continuing operating activities:
  Depreciation and amortization                     2,975     1,925
  Deferred income taxes                                 -    (4,095)
  Increase/decrease, net of acquisitions:
    Accounts receivable                           (14,745)  (16,518)
    Inventories                                    (5,705)   (6,209)
    Accounts payable                                4,182    10,184
    Accrued liabilities                               791     4,695
    Other, net                                       (581)      571
                                                  _______   _______
    Total adjustments                             (13,083)   (9,447)
                                                  _______   _______
Net cash provided by continuing
  operating activities                              1,421     3,266
                                                  _______   _______
CASH FLOWS FROM DISCONTINUED ACTIVITIES:
Income from discontinued operations                     -     1,908
Decrease in net assets of discontinued operations      89       638
                                                  _______   _______
Net cash provided by discontinued activities           89     2,546
                                                  _______   _______
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                      (38,228)  (36,496)
Proceeds on disposal of assets                          -       286
Additions to property and equipment                (4,278)   (4,471)
Deferred purchase price payment                    (2,600)        -
                                                  _______   _______
Net cash used for investing activities            (45,106)  (40,681)
                                                  _______   _______
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes and current
  maturities payable                               31,034     7,414
Tax benefit of stock options exercised                  -     1,900
Repayment of long-term debt                           (48)        -
Common stock issued                                   651     2,027
Common stock purchased                               (938)     (192)
                                                  _______   _______
Net cash provided by financing activities          30,699    11,149
                                                  _______   _______
NET DECREASE IN CASH AND CASH EQUIVALENTS         (12,897)  (23,720)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                        23,027    34,441
                                                  _______  ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 10,130  $ 10,721
                                                 ========  ========
ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                      $  1,097   $    263
  Income taxes                                     9,572      6,173

SCHEDULE OF CASH USED FOR ACQUISITIONS:
Purchase price                                  $ 47,600   $ 40,000
Less:  Deferred portion of purchase price         (8,900)    (2,600)
       Cash acquired, net                           (799)    (1,591)
Plus:  Payment of mortgage                             -        432
       Acquisition costs                             327        255
                                                ________   ________
                                                $ 38,228   $ 36,496
                                                ========   ========

See accompanying Notes to Consolidated Financial Statements.









                       CHAMPION ENTERPRISES, INC.

               Notes to Consolidated Financial Statements

1. For each of the dates indicated, inventories consisted of the following (in thousands):
                                      July 1,         Dec. 31,
                                       1995             1994

        Raw materials                 $27,846          $25,449
        Work-in-process                 5,612            4,432
        Finished goods                 13,630            9,763
                                      _______          _______
                                      $47,088          $39,644
                                      =======          =======

2. On February 3, 1995 the registrant purchased the assets and assumed certain liabilities of Chandeleur Homes, Inc. (Chandeleur) and Crest Ridge Homes, Inc. (Crest Ridge), privately-held corporations with manufactured housing operations in Alabama and Texas. The cash purchase price of approximately $46.9 million was financed from existing cash and new bank debt. Under the terms of the agreements, the registrant paid $35 million of the purchase price at the date of acquisition. A total of $3 million was held back to cover potential post-closing audit adjustments, all of which has been paid. The remaining $8.9 million will be paid to the previous Chandeleur and Crest Ridge shareholders under conditions pursuant to terms of agreements related to employment of certain shareholders and attainment of certain profit levels. The acquisitions were accounted for using the purchase method. Chandeleur's and Crest Ridge's results of operations are included with those of the registrant from the acquisition date. In addition to these acquisitions, a company which arranges transportation for a portion of the registrant's manufactured housing business was acquired during the first quarter for $700,000.

   Summarized below are the pro forma combined results of operations for the 13 and 26 week periods ended July 1, 1995 and July 2, 1994 assuming the Chandeleur and Crest Ridge acquisitions had taken place on January 1, 1995 and January 2, 1994, respectively. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. Further, the pro forma income should not be taken as indicative of earnings for a full year.

   (In thousands, except per share amounts)


                          13 Weeks Ended      26 Weeks Ended
                        July 1,   July 2,   July 1,   July 2,
                         1995      1994     1995       1994

   Net sales          $217,985  $181,901   $408,151  $328,549
                      ========  ========   ========  ========
   Income from
     continuing
     operations
     before
     income taxes    $ 14,640  $ 12,241   $ 25,164   $ 19,568
   Income taxes         5,900     3,400     10,100      5,400
                     ________  ________    _______   ________
   Income from
     continuing
     operations      $  8,740  $  8,841   $ 15,064   $ 14,168
                     ========  ========   ========   ========
   Per share         $   0.55  $   0.56   $   0.95   $   0.93
                     ========  ========   ========   ========









   Pro Forma Income Taxes

   The pro forma provision for income taxes has been calculated on a consolidated basis as if the transactions had been completed at the beginning of the respective periods. The difference between taxes provided for financial reporting purposes and expected charges at the statutory rate for the periods ended July 1, 1995 is due to state and foreign tax charges. The prior year's tax provisions include the benefit of net operating loss carryforwards. On a fully taxed basis, earnings per share from continuing operations for the 13 and 26 weeks ended July 2, 1994 would have been $0.47 and $0.77, respectively.

   Pro Forma Earnings Per Share

   Pro forma earnings per share are based on the weighted average number of shares outstanding during the respective periods including stock options granted to Chandeleur and Crest Ridge executives under agreements entered into in connection with the acquisitions. Earnings per share have been adjusted for the stock split discussed in Note 6 below.

3. As a result of the purchase of Chandeleur and Crest Ridge as discussed in
   Note 2 above, the registrant recorded approximately $45 million of goodwill (the excess of purchase price over fair value of net assets acquired). The goodwill is being amortized on the straight-line basis over the expected periods to be benefited, which is 40 years. The registrant will assess the recoverability of this intangible asset on a regular basis by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows.

4. The difference between income taxes provided for financial reporting purposes and expected charges at the statutory rate for the 13 and 26 weeks ended July 1, 1995 is due to state and foreign tax charges. Prior year's tax provisions included the benefit of net operating loss carryforwards.

   The components of the income tax provisions for the 26 week periods ended July 1, 1995 and July 2, 1994 follows (dollars in thousands):


                                     July 1,      July 2,
   Continuing Operations:            1995         1994

   Statutory U.S. tax rate           $8,471       $6,025
   Increase (decrease) in rate
      resulting from:
   Higher rates on earnings of
       foreign operations               111           74
   State taxes                        1,118            -
   NOL benefit recognized and
       other items                        -       (1,599)
                                     ______       ______
   Total provisions                  $9,700       $4,500
                                     ======       ======
   Effective tax rates                   40%          26%
                                     ======       ======
   Discontinued Operations:

   Statutory U.S. tax rate           $    -       $1,055
   Increase in rate resulting from:
   Other                                  -           50
                                      ______      ______
   Total provisions                  $    -       $1,105
                                      ======      ======
   Effective tax rates                    -           37%
                                      ======       ======

5. Income from discontinued operations for the 26 weeks ended July 2, 1994 includes a one-time after-tax gain of $1.9 million from the settlement of certain litigation.


6. On May 1, 1995 the shareholders approved a proposal to increase the number of authorized shares to 30 million from 15 million. In addition, on May 1, 1995 the Board of Directors approved a two-for-one split of the registrant's common stock effective on May 30, 1995 to holders of record on May 15, 1995. The Board also approved a common stock repurchase program for up to $10 million, approximately $1 million of which was expended during the quarter.

7. The per share amounts are calculated using the weighted average number of shares outstanding for each of the periods presented and includes commmon stock equivalents. Earnings per share amounts and weighted average shares outstanding for all periods presented, including pro forma amounts, have been adjusted for the stock split.

8. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim periods. Such adjustments consisted of normal recurring items except for the $1.9 million of income from discontinued operations included in the 26 week period ended July 2, 1994. Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the fiscal year.

9. Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.











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




                            Comparison of      Comparison of
                            13 Weeks Ended      26 Weeks Ended
                            July 1, 1995 &      July 1, 1995 &
                            July 2, 1994        July 2, 1994
                          Increase (Decrease)  Increase (Decrease)
                        (Dollars in Thousands)(Dollars in Thousands)


 Net sales                $60,894     39%       $115,003     41%

 Cost of products sold     51,904     39%        100,540     42%

 Selling, general, and
   administrative expenses  4,624     37%          6,928     30%
                          _______               ________
 Operating income           4,366     40%          7,535     43%

 Interest income              (53)   (28%)           (21)    (5%)

 Interest expense             591    189%            815    177%

 Other - net                  191                    292
                          _______               ________
 Income from continuing
   operations before
   income taxes             3,913     36%          6,991     41%

 Income taxes               3,100    111%          5,200    116%
                          _______               ________
 Income from continuing
  operations                  813     10%          1,791     14%

 Income from discontinued
  operations                    -                 (1,908)  (100%)
                          _______               ________
 Net income               $   813     10%       $   (117)    (1%)
                          =======               ========




Sales

   Sales increases by segments of the business are as presented below for the comparative periods ended July 1, 1995 and July 2, 1994 (dollars in thousands):

Comparative Period           Housing              Commercial Vehicles
                         Dollars     Units        Dollars        Units
   13 weeks ended
   7/1/95 and
   7/2/94             $58,271  40%  2,369 44%   $2,623   24%    48   19%

   26 weeks ended
   7/1/95 and
   7/2/94            $108,284  41%  4,229 43%   $6,719   32%   141   29%

   Total manufactured housing sales dollars increased due to a 44% unit shipment increase to 7,769 units during the quarter, up from 5,400 units a year ago. Chandeleur and Crest Ridge added $31 million to sales, or 21 percentage points of the revenue increase on shipments of 1,625 units. Other manufactured housing operations increased revenues by $27.3 million, or 19%, and unit shipments by 744 units, or 14%. The registrant's U.S. shipments, without Chandeleur and Crest Ridge, increased 807 units, or 16%, over the prior year's second quarter. Excluding Chandeleur and Crest Ridge the multi-sectional mix was 62%, up 4 percentage points from a year ago. Average selling price, without Chandeleur and Crest Ridge, increased 4% to $28,262 from $27,099 a year ago, due to the higher multi-sectional mix, normal periodic price increases and recovery of additional costs due to regional energy and wind standards imposed by the Department of Housing and Urban Development. Overall, average selling price for the second quarter was $26,336.

   For the six months ended July 1, 1995, Chandeleur and Crest Ridge added $49.4 million to sales while other housing operations increased revenues by $58.9 million, or 23%, and unit shipments by 17%. The registrant's year-to-date U.S. shipments rose 18% without Chandeleur and Crest Ridge. This increase compares favorably to the industry's rise in shipments of 12.4% to 166,069 units according to the Manufactured Housing Institute (MHI), an industry trade association. Market share in the U.S. improved to 8.3% from 6.4% for the year-to-date period primarily due to the acquisitions. Overall, the registrant's year-to-date U.S. multi-sectional mix was 54%, compared to the industry's 48%. Excluding Chandeleur and Crest Ridge, the average selling price for the current year-to-date period was $27,996, compared to $26,655 last year. Overall, year-to-date average selling price was $26,338.

   Bus shipments during second quarter reached 302 units, an increase of 19% over last year's 254 units due to improved municipal sales and marketing efforts. Year-to-date revenues rose 32% on a 29% increase in shipments to 627 units from 486 last year.

Costs and Expenses

   Housing segment profits as a percent of sales were 7.9% for the quarter, slightly down from 8.1% a year ago. Excluding Chandeleur and Crest Ridge, segment profits declined to 7.6% of sales primarily as a result of operating inefficiencies caused by lower backlog levels and increased service costs. For the six months ended July 1, 1995 and July 2, 1994, housing margins were 7.2% and 7.4%, respectively. Without Chandeleur and Crest Ridge the year-to-date margin was 7.0% in 1995, decreasing primarily as a result of start-up costs at a new Indiana facility, lower backlog levels and increased service costs. Chandeleur and Crest Ridge added $3 million to segment profits for the current quarter and $4.5 million for the six months ended July 1, 1995. Segment profits are calculated as income directly attributable to the segment before general corporate expenses, interest income, interest expense and income taxes.

   Bus margins improved for the quarter and year-to-date periods as a result of higher volume and improved manufacturing efficiencies. Segment profits as a percent of sales were 4.8% and 4.6%, respectively, for the quarter and year-to-date periods ended July 1, 1995. These amounts compare favorably to 3.1% and 3.0% for last year's respective periods.

   For the quarter and year-to-date periods, selling, general and administrative expenses increased primarily as a result of overall higher volume, including the acquisitions. Interest expense increased due to borrowings to fund the Chandeleur and Crest Ridge acquisitions and to fund seasonal working capital requirements.

Income Taxes

   The income tax provisions for the 13 and 26 weeks ended July 1, 1995 increased over prior year amounts. See Note 4 of Notes to Consolidated Financial Statements for information regarding this increase and components of the registrant's tax provisions. On a fully taxed basis, earnings per share from continuing operations for the 13 and 26 weeks ended July 2, 1994 would have been $0.41 and $0.68, respectively.

OUTLOOK AND RISK FACTORS

   According to the MHI, manufactured housing shipments increased 12.4% for the first six months of 1995 and are expected to increase 7-10% for the year. Although the registrant's incoming order rate has risen from last year, unfilled orders for housing were estimated at $62 million at the end of the second quarter, down 22% from a year ago including Chandeleur and Crest Ridge for both periods. This decrease primarily results from the registrant's expanding capacity and record high production levels. Unfilled orders are not necessarily indicative of a long-term trend and are subject to cancellation at any time without penalty. Order rates can vary significantly with changes in, among other things, interest rates, financing availability, regional and national economic changes, consumer confidence, and, in some cases, the weather.

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

FINANCIAL CONDITION

   The registrant's cash and cash equivalents decreased $12.9 million to $10.1 million during the 26 weeks ended July 1, 1995. This decrease primarily resulted from the acquisitions of Chandeleur and Crest Ridge and from seasonal working capital requirements. Funds were also used for additions to property and equipment, including planned expenditures under a capital improvement program. The registrant plans capital expenditures in excess of $8 million in 1995, down from $10.6 million in 1994. See the Consolidated Statements of Cash Flows on page 4 of this Report for additional information.

   The registrant has a line of credit totaling $60 million with Comerica Bank, Detroit, including $10 million available to cover letters of credit. A portion of the credit line has been Participated to the First National Bank of Chicago. At quarter end $31 million was outstanding on the line of credit, which expires on March 1, 1997 and is secured by certain assets of the registrant. Letters of credit outstanding at July 1, 1995 totaled $6.6 million, generally to support insurance obligations and licensing and service bonding required by various states. The registrant believes its existing sources of liquidity are adequate for operating requirements, common stock repurchases, and planned capital expenditures for the current fiscal year. Growth opportunities, through additional acquisitions of related businesses, and, if prudent, in diversified businesses, continue to be pursued by the registrant.





                       PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   On May 1, 1995 the registrant held its 1995 Annual Meeting of
Shareholders at which the following matters were submitted to a vote of security holders and results of which were as follows:

   1.   Election of Directors

              Nominee           Votes For    Votes Withheld
        Walter R. Young, Jr.    6,278,969        43,474
        Robert W. Anestis       6,279,620        42,823
        Selwyn Isakow           6,279,620        42,823
        George R. Mrkonic       6,278,780        43,663
        Johnson S. Savary       6,278,920        43,523
        Carl L. Valdiserri      6,278,580        43,863

   2. Proposal to Amend the Restated Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock.

               Votes For - 5,759,057
               Votes Against - 521,027
               Votes Withheld - 42,358
               Nonvotes-None

   3.   Proposal to Approve the 1995 Stock Option and Incentive Plan.

               Votes For - 4,620,226
               Votes Against - 1,634,355
               Votes Withheld - 67,861
               Nonvotes-None

   4.   Proposal to Approve the 1995 Stock Retainer Plan for Non-employee
        Directors.

               Votes For - 5,864,062
               Votes Against - 356,941
               Votes Withheld - 101,439
               Nonvotes-None


Item 6. Exhibits and Reports on Form 8-K.


  (a)  None.

  (b) No reports on Form 8-K were filed by the registrant during the quarter ended July 1, 1995.







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




Dated:  August 9, 1995