Form 10-Q
period 1995-09-30
CHAMPION ENTERPRISES INC
filed 1995-11-09
CIK 814068

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark one)

 __X__  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended September 30, 1995

                                OR

  ____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ____________ to ____________


  Commission file number 1-9751


                    CHAMPION ENTERPRISES, INC.
      (Exact name of registrant as specified in its charter)


            MICHIGAN                         38-2743168
--------------------------------           ---------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

2701 University Drive, Suite 320, Auburn Hills, MI    48326
(Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code: (810)340-9090

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes __X__  No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         15,306,050 shares of the registrant's $1.00 par value
Common Stock were outstanding as of October 27, 1995.



                  PART I. FINANCIAL INFORMATION

                    CHAMPION ENTERPRISES, INC.

                Consolidated Balance Sheets
             (In Thousands, Except Par Value Amount)

                                 ASSETS
                                            Sept. 30,   Dec. 31,
                                             1995        1994
CURRENT ASSETS
  Cash and cash equivalents                $  9,303    $ 23,027
  Accounts receivable, trade                 45,795      24,277
  Inventories                                45,113      39,644
  Deferred taxes and other                   10,560      10,884
                                           --------    --------
      Total current assets                  110,771      97,832
                                           --------    --------
PROPERTY AND EQUIPMENT
  Cost                                       56,881      47,645
  Less-accumulated depreciation              20,619      17,586
                                           --------    --------
                                             36,262      30,059
                                           --------    --------

Goodwill, net                                81,104      37,076
Other assets                                  6,202       6,263
                                           --------    --------
      Total assets                         $234,339    $171,230
                                           ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                    $  8,100    $      -
  Accounts payable                           39,393      29,098
  Accrued dealer discounts                   17,205      16,151
  Accrued compensation and payroll taxes     15,286      11,285
  Accrued warranty obligations               10,808       8,432
  Accrued insurance                           4,639       3,804
  Other liabilities                          17,960      10,309
                                           --------    --------
      Total current liabilities             113,391      79,079
                                           --------    --------
Long-term debt                                1,275           -
Other long-term liabilities                  15,690      12,857

SHAREHOLDERS' EQUITY
  Common stock, $1 par value, 1995-30,000
    authorized, 15,239 issued; 1994-
    15,000 authorized, 7,553 issued
    (See Note 6)                             15,239       7,553
  Capital in excess of par value             29,671      36,981
  Retained earnings                          59,954      35,829
  Foreign currency translation adjustments     (881)     (1,069)
                                           --------     -------
      Total shareholders' equity            103,983      79,294
                                           --------     -------
      Total liabilities and shareholders'
       equity                              $234,339    $171,230
                                           ========    ========
See accompanying Notes to Consolidated Financial Statements.










                     CHAMPION ENTERPRISES, INC.

                   Consolidated Income Statements
              (In Thousands, Except Per Share Amounts)


                              13 Weeks Ended      39 Weeks Ended
                             Sept. 30,  Oct. 1,  Sept. 30, Oct. 1,
                                1995      1994     1995      1994
                             --------- --------  --------  --------

 Net sales                   $226,832  $168,786  $623,914  $450,865
                             --------  --------  --------  --------

 Cost of products sold        194,444   145,607   536,498   387,121
 Selling, general, and
   administrative expenses     16,108    12,203    46,196    35,363
                             --------  --------  --------  --------
                              210,552   157,810   582,694   422,484
                             --------  --------  --------  --------

 Operating income              16,280    10,976    41,220    28,381

 Other income (expense):
   Interest income                179       242       570       654
   Interest expense              (609)     (195)   (1,885)     (656)
   Other, net                      71        29       220      (114)
                             --------  --------  --------  --------
 Income from continuing
   operations before
   income taxes                15,921    11,052    40,125    28,265
 Income taxes                   6,300     2,900    16,000     7,400
                             --------  --------  --------  --------
 Income from continuing
   operations                   9,621     8,152    24,125    20,865

 Income from discontinued
   operations, net of income
   taxes of $1,105                  -         -         -     1,908
                             --------  --------  --------  --------
 Net income                  $  9,621  $  8,152  $ 24,125  $ 22,773
                             ========  ========  ========  ========

 Per share amounts (See Note 7):

 Income from continuing
   operations                $   0.61  $   0.52  $   1.53  $   1.36
 Income from discontinued
   operations                       -         -         -      0.12
                             --------  --------  --------  --------
 Net income                  $   0.61  $   0.52  $   1.53  $   1.48
                             ========  ========  ========  ========

 Weighted average shares
   outstanding                 15,825    15,716    15,794    15,375




 See accompanying Notes to Consolidated Financial Statements.









                        CHAMPION ENTERPRISES, INC.

                  Consolidated Statements of Cash Flows
                              (In Thousands)
                                                 39 Weeks Ended
                                               Sept. 30,   Oct. 1,
                                                 1995       1994
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES:
Income from continuing operations              $ 24,125   $ 20,865
                                               --------   --------
Adjustments to reconcile income from continuing
  operations to net cash provided by
  continuing operating activities:
  Depreciation and amortization                   4,535      2,959
  Deferred income taxes                               -     (5,569)
  Increase/decrease, net of acquisitions:
    Accounts receivable                         (14,917)   (19,671)
    Inventories                                  (3,730)    (8,125)
    Accounts payable                              6,157     14,899
    Accrued liabilities                           6,866     10,395
    Other, net                                      957        740
                                               --------   --------
    Total adjustments                              (132)    (4,372)
                                               --------   --------
Net cash provided by continuing
  operating activities                           23,993     16,493
                                               --------   --------
CASH FLOWS FROM DISCONTINUED ACTIVITIES:
Income from discontinued operations                   -      1,908
Decrease in net assets of discontinued
   operations                                       626        318
                                               --------   --------
Net cash provided by discontinued activities        626      2,226
                                               --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                    (38,228)   (36,496)
Proceeds on disposal of assets                      276        300
Additions to property and equipment              (5,732)    (6,892)
Deferred purchase price payment                  (2,600)         -
                                               --------   --------
Net cash used for investing activities          (46,284)   (43,088)
                                               --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes and current
  maturities payable                              8,134        (86)
Tax benefit of stock options exercised              800      2,600
Repayment of long-term debt                        (150)         -
Common stock issued                               1,081      2,543
Common stock purchased                           (1,924)      (192)
                                               --------   --------
Net cash provided by financing activities         7,941      4,865
                                               --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS       (13,724)   (19,504)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                      23,027     34,441
                                               --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  9,303   $ 14,937
                                               ========   ========
ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                     $  1,679   $    544
  Income taxes                                   15,513     10,316

SCHEDULE OF CASH USED FOR ACQUISITIONS:
Purchase price                                 $ 47,600   $ 40,000
Less:  Deferred portion of purchase price        (8,900)    (2,600)
       Cash acquired, net                          (799)    (1,591)
Plus:  Payment of mortgage                            -        432
       Acquisition costs                            327        255
                                               --------   --------
                                               $ 38,228   $ 36,496
                                               ========   ========


See accompanying Notes to Consolidated Financial Statements.







                       CHAMPION ENTERPRISES, INC.

               Notes to Consolidated Financial Statements

1. For each of the dates indicated, inventories consisted of the following (in thousands):
                                  Sept. 30,        Dec. 31,
                                    1995             1994
                                  --------         --------

        Raw materials              $29,008          $25,449
        Work-in-process              4,131            4,432
        Finished goods              11,974            9,763
                                   -------          -------
                                   $45,113          $39,644
                                   =======          =======

2. On February 3, 1995 the registrant purchased the assets and assumed certain liabilities of Chandeleur Homes, Inc. (Chandeleur) and Crest Ridge Homes, Inc. (Crest Ridge), privately-held corporations with manufactured housing operations in Alabama and Texas. The cash purchase price of approximately $46.9 million was financed from existing cash and new bank debt. Under the terms of the agreements, the registrant paid $35 million of the purchase price at the date of acquisition. A total of $3 million was held back to cover potential post-closing audit adjustments, all of which has been paid. The remaining $8.9 million will likely be paid early in 1996 upon the attainment of certain profit levels. The acquisitions were accounted for using the purchase method. Chandeleur's and Crest Ridge's results of operations are included with those of the registrant from the acquisition date. In addition to these acquisitions, a company which arranges transportation for a portion of the registrant's manufactured housing business was acquired during the first quarter for $700,000.

   Summarized below are the unaudited pro forma combined results of operations for the 13 and 39 week periods ended September 30, 1995 and October 1, 1994 assuming the Chandeleur and Crest Ridge acquisitions had taken place on January 1, 1995 and January 2, 1994, respectively. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. Further, the pro forma income should not be taken as indicative of earnings for a full year.

   (In thousands, except per share amounts)

                         13 Weeks Ended      39 Weeks Ended
                       ------------------  -------------------
                       Sept. 30,  Oct. 1,  Sept. 30,    Oct. 1,
                         1995       1994     1995        1994
                       --------   --------  --------   --------

   Net sales           $226,832   $193,543  $634,983   $522,092
                       --------   --------  --------   --------

   Income from continuing
     operations before
     income taxes      $ 15,921   $ 12,435  $ 41,085   $ 32,003

   Income taxes           6,300      3,500    16,400      8,900
                        --------   --------  --------  --------
   Income from
       continuing
       operations      $  9,621   $  8,935  $ 24,685   $ 23,103
                       ========   ========  ========   ========

   Per share           $   0.61   $   0.57  $   1.56   $   1.50
                       ========   ========  ========   ========




   Pro Forma Income Taxes

   The pro forma provision for income taxes has been calculated on a consolidated basis as if the transactions had been completed at the beginning of the respective periods. The difference between taxes provided for financial reporting purposes and expected charges at the statutory rate for the periods ended September 30, 1995 is due to state and foreign tax charges. The prior year's tax provisions include the benefit of net operating loss carryforwards. On a fully taxed basis, earnings per share from continuing operations for the 13 and 39 weeks ended October 1, 1994 would have been $0.47 and $1.25, respectively.

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


4. The difference between income taxes provided for financial reporting purposes and expected charges at the statutory rate for the 13 and 39 weeks ended September 30, 1995 is due to state and foreign tax charges. Prior year's tax provisions included the benefit of net operating loss carryforwards.

   The components of the income tax provisions for the 39 week periods ended September 30, 1995 and October 1, 1994 follows (dollars in thousands):
                                       Sept. 30,     Oct. 1,
     Continuing Operations:              1995         1994

   Statutory U.S. tax rate              $14,044      $9,893
   Increase (decrease) in rate
       resulting from:
   Higher rates on earnings of
       foreign operations                   381         200
   State taxes                            1,575           -
   NOL benefit recognized and
       other items                            -      (2,693)
                                        -------     -------
   Total provisions                     $16,000      $7,400
                                        =======     =======

   Effective tax rates                      40%         26%
                                        =======     =======
   Discontinued Operations:

   Statutory U.S. tax rate              $     -      $1,055
   Increase in rate resulting from:
   Other                                      -          50
                                        --------    -------
   Total provisions                     $     -      $1,105
                                        ========    =======

   Effective tax rates                        -         37%
                                        ========    =======


 5. Income from discontinued operations for the 39 weeks ended
    October 1, 1994 includes a one-time after-tax gain of $1.9 million from the settlement of certain litigation.


 6. On May 1, 1995 the shareholders approved a proposal to increase the number of authorized shares to 30 million from 15 million. In addition, on May 1, 1995 the Board of Directors approved a two-for-one split of the registrant's common stock effective on May 30, 1995 to holders of record on May 15, 1995. The Board also approved a common stock repurchase program for up to $10 million, approximately $1.9 million of which was expended during the year-to-date period.


 7. The per share amounts are calculated using the weighted average number of shares outstanding for each of the periods presented and includes common stock equivalents. Earnings per share amounts and weighted average shares outstanding for all periods presented, including pro forma amounts, have been adjusted for the stock split.


 8. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim periods. Such adjustments consisted of normal recurring items except for the $1.9 million of income from discontinued operations included in the 39 week period ended October 1, 1994. Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the fiscal year.


 9. On October 27, 1995, subsequent to quarter end, the registrant purchased 100% of the outstanding common stock of New Horizon Manufactured Homes, Ltd., located in Alberta, Canada, for approximately $3.9 million. Pursuant to the purchase agreement, $3.2 million of the purchase price was paid on the acquisition date and the remaining $700,000 will be paid upon the earlier of the attainment of certain profit levels or three years. The acquisition will be accounted for using the purchase method.


10. Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.









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




                              Comparison of       Comparison of
                              13 Weeks Ended      39 Weeks Ended
                          September 30, 1995 &  September 30, 1995 &
                             October 1, 1994       October 1, 1994
                          --------------------  --------------------

                          Increase (Decrease)    Increase (Decrease)
                        (Dollars in Thousands)  (Dollars in Thousands)


 Net sales                 $58,046     34%         $173,049   38%

 Cost of products sold      48,837     34%          149,377   39%

 Selling, general, and
   administrative expenses   3,905     32%           10,833   31%
                           -------                  --------
 Operating income            5,304     48%           12,839   45%

 Interest income               (63)   (26%)             (84) (13%)

 Interest expense              414    212%            1,229  187%

 Other - net                    42                      334
                           -------                   -------

 Income from continuing
   operations
   before income taxes       4,869     44%           11,860   42%

 Income taxes                3,400    117%            8,600  116%
                           -------                  -------

 Income from continuing
  operations                 1,469     18%            3,260   16%

 Income from discontinued
  operations                     -                   (1,908)
                           -------                 --------
 Net income                 $1,469     18%          $ 1,352    6%
                           =======                 ========

Sales

   Sales increases by segments of the business are as presented below for the comparative periods ended September 30, 1995 and October 1, 1994 (dollars in thousands):

 Comparative Period           Housing            Commercial Vehicles
                         Dollars     Units        Dollars      Units
   13 weeks ended
   9/30/95 and
   10/1/94            $54,082  34%  2,196 38%   $3,964  34%    72   26%

   39 weeks ended
   9/30/95 and
   10/1/94           $162,366  39%  6,425 41%  $10,683   33%  213   28%

   Manufactured housing sales dollars for the quarter increased due to a 38% unit shipment increase to 7,931 units during the quarter, up from 5,735 units a year ago. Chandeleur and Crest Ridge added $28.7 million to sales, or 18 percentage points of the revenue increase on shipments of 1,503 units. Other manufactured housing operations increased revenues by $25.4 million, or 16%, and unit shipments by 693 units, or 12%. The registrant's U.S. shipments, without Chandeleur and Crest Ridge, increased 730 units, or 13%, over the prior year's third quarter. Excluding Chandeleur and Crest Ridge the multi-sectional mix was 63%, up 4 percentage points from a year ago. Average selling price, without Chandeleur and Crest Ridge, increased 4% to $28,416 from $27,422 a year ago, due to the higher multi-sectional mix, normal periodic price increases and recovery of additional costs due to regional energy and wind standards imposed by the Department of Housing and Urban Development. Overall, average selling price for the current third quarter was $26,648.

   For the nine months ended September 30, 1995, Chandeleur and Crest Ridge added $78.1 million to sales while other housing operations increased revenues by $84.3 million, or 20%, and unit shipments by 15%. The registrant's year-to-date U.S. shipments rose 16% without Chandeleur and Crest Ridge. This increase compares favorably to the industry's rise in shipments through August 1995 of 12.5% to 223,741 units according to the Manufactured Housing Institute (MHI), an industry trade association. Market share in the U.S. for the eight-month period, excluding Chandeleur and Crest Ridge, improved to 6.8% from 6.4%. Including Chandeleur and Crest Ridge, market share improved to 8.4%. Overall, the registrant's year-to-date U.S. multi-sectional mix was 55%, compared to the industry's 48% through August. Excluding Chandeleur and Crest Ridge, the average selling price for the current year-to-date period was $28,147, compared to $26,938 last year. Overall, year-to-date average selling price was $26,450.

   Bus shipments during third quarter reached 351 units, an increase of 26% over last year's 279 units due to improved municipal sales and new product introductions. Year-to-date revenues rose 33% on a 28% increase in shipments to 978 units from 765 last year.

Costs and Expenses

   Housing segment profits as a percent of sales were 8.0% for the quarter, up from 7.5% a year ago. Excluding Chandeleur and Crest Ridge, segment profits rose to 7.8% of sales primarily as a result of expanded manufacturing capacity and increased production efficiencies. For the nine months ended September 30, 1995 and October 1, 1994, housing margins were 7.5% and 7.4%, respectively. Without Chandeleur and Crest Ridge the year-to-date margin was 7.2% in 1995, decreasing primarily as a result of start-up costs at a new Indiana facility, lower backlog levels and increased service costs. Chandeleur and Crest Ridge added $2.7 million to segment profits for the current quarter and $7.2 million for the nine months ended September 30, 1995. Segment profits are calculated as income directly attributable to the segment before general corporate expenses, interest income, interest expense and income taxes.

   Bus margins improved for the quarter and year-to-date periods as a result of higher volume and improved manufacturing efficiencies. Segment profits as a percent of sales were 5.7% and 5.0%, respectively, for the quarter and year-to-date periods ended September 30, 1995. These amounts compare favorably to 5.0% and 3.7% for last year's respective periods.

     For the 13 and 39 week periods, total selling, general and administrative expenses increased primarily due to overall higher volume, including the acquisitions. Interest expense increased due to borrowings to fund the Chandeleur and Crest Ridge acquisitions and to fund seasonal working capital requirements.

Income Taxes

     The income tax provisions for the 13 and 39 weeks ended September 30, 1995 increased over prior year amounts. See Note 4 of Notes to Consolidated Financial Statements for information regarding this increase and components of the registrant's tax provisions. On a fully taxed basis, earnings per share from continuing operations for the 13 and 39 weeks ended October 1, 1994 would have been $0.42 and $1.10, respectively.

OUTLOOK AND RISK FACTORS

     According to the MHI, manufactured housing shipments increased 12.5% for the first eight months of 1995 and are expected to increase 7-10% for the year. Although the registrant's incoming order rate has risen from last year, unfilled orders for housing are approximately $90 million, the same as they were a year ago, including Chandeleur and Crest Ridge for both periods, due to the registrant's increased production capacity and record high production levels. Unfilled orders are not necessarily indicative of a long-term trend and are subject to cancellation at any time without penalty. Order rates can vary significantly with changes in, among other things, consumer confidence, regional and national economic changes, interest rates, financing availability, and, in some cases, the weather.

     The registrant's performance goals are to achieve over 20% compound annual growth in fully taxed earnings per share and a minimum 30% annual return on equity. These goals are based on the expected growth in the manufactured housing industry, the registrant's increased manufacturing capacity, its increased number of independent dealer locations, continued market share improvement, and its acquisitions. These goals are also based on a number of assumptions, many of which are beyond the registrant's control, including continued growth in both the manufactured housing industry and the overall general economy, only modest changes in interest rates and continued availability of municipal funding for commercial vehicles. There can be no assurance that these assumptions will prove accurate and actual results may differ substantially from these estimates.

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

FINANCIAL CONDITION

     During the 39 weeks ended September 30, 1995, cash provided by continuing operating activities was $24 million. The registrant's cash and cash equivalents decreased to $9.3 million, however, as cash was used for the acquisitions of Chandeleur and Crest Ridge and additions to property and equipment, including planned expenditures under a capital improvement program. The registrant plans capital expenditures in excess of $8 million in 1995, down from $10.6 million in 1994. Cash totaling $1.9 million was also used for the stock repurchase program. Subsequent to quarter end, the registrant used $3.2 million to purchase New Horizon Manufactured Homes, Ltd. (see Note 9). For additional information, see the Consolidated Statements of Cash Flows for the 39 weeks on page 4 of this Report.

     The registrant has a new unsecured line of credit totaling $70 million with Comerica Bank, Detroit as agent and the First National Bank of Chicago, including $10 million available to cover letters of credit. At quarter end $8.1 million was outstanding on the line of credit, which expires on September 29, 1998. Letters of credit outstanding at September 30, 1995 totaled $6.6 million, generally to support insurance obligations and licensing and service bonding required by various states. The registrant believes its existing sources of liquidity are adequate for operating requirements, common stock repurchases, and planned capital expenditures for the current fiscal year. Growth opportunities, through additional acquisitions of related businesses, and, if prudent, in diversified businesses, continue to be pursued by the registrant.


                       PART II. OTHER INFORMATION



Item 5. Other Information.

  (a) The Board of Directors on the recommendation of the Compensation Committee has approved a new five-year compensation program, effective August 31, 1995, with
          Walter R. Young, Jr., Chairman, President and Chief
          Executive Officer. Among other things, the compensation program is designed to retain the continued services of
          Mr. Young and to support the continuing creation of shareholder value and attainment of strategic financial objectives. Options for 200,000 shares were granted at fair market value as of August 31, 1995 pursuant to
          the 1995 Stock Option and Incentive Plan (1995 Plan).
          Options for 550,000 shares, also priced at fair market
          value as of August 31, 1995 and pursuant to the 1995
          Plan, were granted subject to shareholder approval of amendments to the 1995 Plan at the 1996 Annual Meeting of Shareholders. In addition, Mr. Young was awarded
          50,000 performance shares pursuant to the 1995 Plan, also subject to shareholder approval of amendments to the 1995 Plan. The options vest on the fifth anniversary of the grant date provided that Mr. Young remains employed by the registrant during such period and has kept 250,000 previously-owned shares on deposit with the registrant.
          Mr. Young retains full ownership and voting rights as to
          these deposited shares. One-half of the options (375,000) vest earlier than the five-year term (in three or four years)
          if certain stock price appreciation is attained. The
          options expire at the earlier of eight years after grant
          or three years after vesting. The vesting for the
          performance shares is generally the same as for the
          options except that there is no acceleration provision.
          In addition, the registrant's earnings per share for
          1996-1999 must grow at a rate at least equal to the
          median of the registrant's key peers as defined for
          proxy purposes.   Other employment terms remain
          essentially the same as in Mr. Young's April 27, 1990 employment agreement except that a two-year noncompetition provision has been added.


Item 6. Exhibits and Reports on Form 8-K.


  (a)  None.

  (b) No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1995.




                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CHAMPION ENTERPRISES, INC.

                                  By: /S/ A. JACQUELINE DOUT
                                     ---------------------------
                                     A. Jacqueline Dout
                                     Executive Vice President
                                     and Chief Financial Officer
                                     (Principal Financial Officer)




                                 And: /S/ RICHARD HEVELHORST
                                     ---------------------------
                                     Richard Hevelhorst
                                     Controller (Principal
                                     Accounting Officer)




Dated:  November 9, 1995