Form 10-K405
period 1995-12-30
CHAMPION ENTERPRISES INC
filed 1996-03-29
CIK 814068

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 1995     Commission File Number 1-9751

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

Registrant's telephone number, including area code:(810) 340-9090

  Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class               Name of Each Exchange on Which Registered

Common Stock, $1 par value                New York Stock Exchange
Series A Preferred Stock Purchase         Chicago Stock Exchange
      Rights                              Pacific Stock Exchange

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

                  Yes __X__   No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 8, 1996, based on the last sale price of $28.00 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $381,913,504.

      As of March 8, 1996, the Registrant had 15,372,366 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


                                                    Part of Form 10-K Report
            Document                           into which it is incorporated

Proxy Statement for Annual Shareholders' Meeting
to be held April 29, 1996 ....................         III








                                    PART I
ITEM 1.  BUSINESS.

      Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, the Registrant or the Company) operate in the manufactured housing and commercial vehicle industries. In 1995 manufactured housing sales were 93% of the Registrant's consolidated revenues and commercial vehicles sales were the other 7%.

      During the past two years the Registrant has significantly expanded its manufactured housing operations through acquisitions and expansions. In January 1994, the Registrant acquired Dutch Housing, Inc., a manufacturer of standardized homes with three plants in Michigan. In April 1994, Dutch operations were expanded by opening a new plant in Indiana. In February 1995, the Registrant acquired Chandeleur Homes, Inc., with two plants in Alabama, and Crest Ridge Homes, Inc., with one plant in Texas. Both companies are manufacturers of standardized homes. In March 1995, Dutch opened a new plant in Indiana. In October 1995, the Registrant acquired New Horizon Manufactured Homes, Ltd., with one plant in Alberta, Canada. At the end of 1995, the Registrant had 23 manufactured housing production facilities.

      The Registrant's commercial vehicle manufacturing facilities consist of two plants in Michigan which produce mid-size buses. One of these plants was opened in 1995.

      Certain financial information with respect to the Registrant's industry segments is contained on page F-14 of this Form 10-K. At December 30, 1995 the Registrant had approximately 5,000 employees.

      The Registrant's goal over the next three years is to achieve a minimum compound annual growth in earnings per share of 20%, with 1995 results as the base year. This goal is based on the growth in the manufactured housing industry to date, the Registrant's increased manufacturing capacity, its increased number of independent dealer locations, continued market share improvement and its acquisitions. This goal is also based on a number of assumptions, many of which are beyond the Registrant's control, including continued growth in both the manufactured housing industry and the overall general economy, only modest changes in interest rates and continued availability of municipal funding for commercial vehicles. There can be no assurance that these assumptions will prove accurate and actual results may differ substantially from this goal.

HOUSING

Products

      Manufactured housing is constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development. The homes are manufactured in one or more sections on a permanently-affixed steel support chassis. When completed the homes are sold and transported to dealer retail sales lots. Upon retail sales by the dealers, the homes are transported to the home sites, placed and readied for occupancy. The Registrant's manufactured homes range in size from 650 to 2,600 square feet, typically include two or three bedrooms, a living room or family room, dining room, kitchen, and two full bathrooms. During 1995 the average wholesale price was $25,200. Retail sales prices of the homes, without land, generally range from $16,000 to $75,000, depending upon size, floor plan, features and options.

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

      The Registrant distributes its homes throughout over 90% of the continental U.S. and in western Canada. The Registrant's homes are sold under various trade names and brand names and in a variety of floor plans.

Production

      The Registrant's homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 200 production employees at each facility. Each home is assembled in stages beginning with the construction of the chassis and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the elements of weather and quantity discounts resulting from the Registrant's purchasing power enable the Registrant to produce homes in one to two days at substantially less cost than conventional site-built housing.

      The Registrant's production schedule is based upon wholesale buyer (dealer) orders which fluctuate from week to week, are subject to cancellation at any time without penalty and are not necessarily an indication of future business. Once such orders become firm, they are filled within 90 days. As of the end of January 1996, unfilled orders for housing, although not firm, totaled an estimated $30 million, which approximates last year's level, including the 1995 acquisitions in both periods. Although manufactured homes can be produced throughout the year in indoor facilities, demand for homes is usually affected during the cold winter months, particularly in northern areas of the U.S. and in Canada.

      The Registrant produces homes to fill existing wholesale and retail orders and, therefore, generally does not carry finished goods inventories except for homes awaiting delivery. Typically one to three weeks' supply of raw materials is maintained.

      Charges to transport manufactured homes increase with the distance from the factory to the dealer and home site. As a result, most of the retail outlets for a manufacturer's homes are located within a 250 to 500-mile radius of its manufacturing plants. Regional population and employment trends can significantly affect demand for products of manufacturers whose plants are located in the region; consequently, the Registrant considers current levels of, and expected changes in, such demand when deciding whether to expand existing facilities or open additional facilities.

Market

      Manufactured housing competes for consumers' shelter dollars in suburban and rural areas with other forms of new low-cost housing such as site-built housing, prefabricated and modular homes, condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by the Manufactured Housing Institute (MHI), an industry trade association, manufactured housing accounted for an estimated 34% of new single-family homes sold in 1995, up from 31% in 1994. Industry shipments of manufactured housing increased 12% in 1995 to 339,601 homes.

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

      The Registrant believes the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young singles and married couples, as well as elderly or retired persons. These consumers are attracted by the comparatively low cost of fully or partially furnished housing, together with the low down payment requirements and the relative ease of financing. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes make up a significant portion of the demand for new manufactured housing. The Registrant believes that a much larger market may exist, including apartment dwellers and persons who have traditionally purchased low-priced site-built homes. In the past a number of factors have restricted demand for manufactured housing, including less-favorable financing terms for manufactured housing compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. These negative factors have lessened considerably in recent years with improved quality and appearance, increased financing availability and less restrictions.


Competition

      The manufactured housing industry is highly competitive. According to the MHI, in 1995 there were approximately 92 producers of manufactured homes in the U.S. operating an estimated 285 production facilities. This total compares to 269 plants a year ago and 400 plants in 1985. The industry has continued to consolidate and the top six companies now have a combined market share of 57%, up from 48% in 1991. Capital requirements for entry into the manufactured housing industry are relatively small and product differentiation and consumer brand recognition can be slight. As a result, the principal method of competition is price, with product quality and features also important factors.

      In 1995 the Registrant sold 28,705 homes in the U.S. of which 56% were multi-sectionals. The multi-section mix was down from 59% in 1994 due to homes sold by Chandeleur and Crest Ridge in the Southern markets where single section homes are more prevalent. Based on homes sold, in 1995 the Registrant was the second largest producer of manufactured housing in the U.S. with a market share of 8.5%, up from 6.7% in 1994. According to the MHI, the industry's multi-section mix was 49% in 1995. A multi-section home, including a double-section home, is counted as one home or "unit".

Distribution

      The Registrant's products are distributed in the U.S. and Canada through over 1,800 retail outlets operated by independent dealers, some of which are operated by single firms having multiple outlets, as well as through twelve Registrant-owned retail centers in the Northwest. As is common in the industry, the majority of the Registrant's dealers are independent and sell manufactured homes produced by other manufacturers in addition to those produced by the Registrant. In 1995, no single independent dealer or distributor accounted for more than 10% of the Registrant's sales and less than 10% of the Registrant's manufactured housing production was shipped to retail sales centers it owned. The majority of independent dealer purchases are financed by lending institutions on a floor plan basis secured by a lien on such units. In accordance with trade practice, the Registrant enters into various repurchase agreements with the lending institutions providing such financing, as is more fully described in Note 9 of Notes to Consolidated Financial Statements on page F-12 of this Form 10-K.

      During 1995 the Registrant expanded its independent dealer distribution network by 42%. Acquisitions during 1995 accounted for 24 percentage points of the increase, while existing operations increased dealer locations by 18%. The Registrant is continuing its expansion efforts and expects continued sales growth in 1996 from its existing dealer base as well as from new dealers.



COMMERCIAL VEHICLES

Products

      The Registrant manufactures mid-size buses ranging in length from 20 to 33 feet with seating capacity for 10 to 37 passengers. Buses are offered with a choice of interior or exterior storage areas, wheel-chair lifts, diesel, gasoline and alternative fuel engines and various seat types, arrangements and coverings. The Registrant's mid-size buses are marketed under the trade names Centurion, Challenger, CTS, Crusader, Commander, Commodore, Contender and Solo.

Production

      The Registrant purchases chassis for its buses from motor vehicle manufacturers and produces the final product using assembly-line production techniques. A steel-cage frame consisting of steel tubes is attached to the chassis and an adhesive bonding technique is used to fasten the smooth exterior walls to the frame. This construction provides superior passenger comfort and safety. The chief components and products used by the Registrant in its vehicle manufacturing operations, with the exception of the chassis, are presently available from several sources and the Registrant is not dependent upon any particular supplier.

      Orders for buses are subject to adjustment or cancellation until final approval of specifications is received from customers. Once such orders become firm, they are filled within 90 days unless a customer specifically requests completion at a later date. As of the end of January 1996, the level of firm, unfilled orders for buses totaled approximately $4.5 million, 50% less than the January 1995 level. The Registrant believes this decrease is temporary.

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

Competition

      Although there are several producers of mid-size buses, the three largest producers together comprise about 55 percent of the market. The Registrant believes that it is the second largest producer of mid-size buses in the U.S.

Distribution

      The Registrant distributes its buses through a network of independent distributors and directly to municipalities and national accounts on a bid basis. There are approximately 75 independent distributors of mid-size buses in the U.S. and Canada.


                         ____________________________








ITEM 2.  PROPERTIES.

     All of the Registrant's manufacturing facilities are one story with concrete floors and wood and steel superstructures. The Registrant owns all of its manufacturing facilities except for one housing facility which is leased, and owns substantially all of the machinery and equipment used in each of its facilities. The Registrant believes its plant facilities are generally well maintained and, with completed and planned expansions, provide ample capacity to meet expected demand.

The following table sets forth certain information with respect to the Registrant's manufacturing facilities, all of which are assembly-line operations.

                                                        Approximate
               Location                                 Square Feet
    -----------------------------------                 -----------
    Manufactured housing plants:

       Alabama:              Guin                         110,000
                             Boaz(2 plants)               161,000
       California:           Lindsay                      156,000
       Colorado:             Berthoud                     103,000
       Idaho:                Weiser                       130,000
       Indiana:              LaGrange(2 plants)           145,000
                             Ridgeville                   105,000
       Michigan:             White Pigeon(3 plants)       190,000
       Nebraska:             Central City                 130,000
                             York                         126,000
       New York:             Sangerfield                  114,000
       North Carolina:       Lillington (2 plants)        220,000
       Pennsylvania:         Claysburg                    122,000
       Tennessee:            Henry                         98,000
       Texas:                Breckenridge                  82,000
       Washington:           Chehalis*                    103,000
       Canada:
         Alberta:            Medicine Hat                  92,000
         British Columbia:   Penticton                     74,000

     Commercial vehicles plants:
       Michigan:             Imlay City (2 plants)        230,000



     *Lease expires March 31, 1999.


      The Registrant's executive offices are located in a leased office building in Auburn Hills, Michigan. Other miscellaneous properties are also owned and leased, including twelve locations used in the retail sale of manufactured housing.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Registrant's security holders during the fourth quarter of 1995.





                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

      (a) The Registrant's common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a Ticker Symbol of CHB. Quarterly stock prices were as follows:



                                     HIGH        LOW
1995

1st Quarter                         $19 1/2     $13 1/2
2nd Quarter                          19 1/2      14
3rd Quarter                          20 5/8      15
4th Quarter                          31          18 1/2

1994

1st Quarter                          14           8 3/4
2nd Quarter                          17 4/9      11 3/8
3rd Quarter                          19 4/5      13 1/3
4th Quarter                         $20 1/3     $13 3/8


  Prior amounts have been restated for the effect of the two-for-one stock split in May 1995.

      (b) There were approximately 6,500 shareholders of record and 8,500 beneficial holders on March 8, 1996.

      (c) The Registrant has not paid cash dividends during the past two fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA.
CHAMPION ENTERPRISES, INC.
FIVE-YEAR HIGHLIGHTS (UNAUDITED)
(In thousands, except per share amounts and units sold)


                                                    CALENDAR          44 WEEKS
                                                   YEAR ENDED         ENDED       FISCAL YEAR ENDED
                             FISCAL               IN DECEMBER         JAN. 1,        IN FEBRUARY
                   1995      1994       1993      1992     1991       1993         1992       1991
OPERATIONS:
Net sales:*
  Housing        $741,230  $542,510   $296,547  $236,569  $207,237   $207,754    $208,333    $220,683
  Commercial
   vehicles        56,641    43,064     31,779    23,930    29,563     18,681      28,052      26,157
                 -------- ---------  --------- --------- ---------  ---------   ---------   ---------
                  797,871   585,574    328,326   260,499   236,800    226,435     236,385     246,840
                 -------- ---------  --------- --------- ---------  ---------   ---------   ---------
Segment income
(loss):
  Housing          57,751    39,935     16,032    10,576     3,886      9,586       5,888       5,424
  Commercial
   vehicles         3,031     1,818        579      (943)     (821)      (654)       (920)        270
                 -------- ---------  --------- --------- ---------  ---------   ---------   ---------
                   60,782    41,753     16,611     9,633     3,065      8,932       4,968       5,694
                 -------- ---------  --------- --------- ---------  ---------   ---------   ---------
General
 corporate
 expenses           5,829     5,113      4,933     3,986     3,934      3,549       3,837       3,647
Environmental
 reserve               -     (2,700)        -         -         -          -           -           -
Interest (income)
 expense, net       1,503      (150)      (905)     (505)     (319)      (568)       (423)       (574)
                 -------- ---------  --------- --------- ---------  ---------   ---------    --------

Pretax income
 (loss) -
 continuing
 operations        53,450    34,090     12,583     6,152      (550)     5,951       1,554       2,621
                --------- ---------  --------- --------- ---------  ---------   ---------   ---------
Income (loss) -
  continuing
  operations       32,250    25,190     11,183     5,462    (1,950)     4,821         804       1,591
Income (loss) -
  discontinued
  operations           -      1,908         -     (2,593)   (1,488)    (2,010)     (1,419)     (3,372)
                --------- ---------  --------- --------- ---------  ---------   ---------   ---------
Net income
 (loss)            32,250    27,098     11,183     2,869    (3,438)     2,811        (615)     (1,781)
                --------- ---------  --------- --------- ---------  ---------   ---------   ---------

Per share amounts:**
Income (loss) -
  continuing
  operations         2.02      1.63       0.77      0.38     (0.14)      0.34        0.06        0.12
Income (loss) -
  discontinued
  operations           -       0.12         -      (0.18)   ( 0.11)     (0.14)      (0.10)      (0.25)
                --------- ---------  --------- --------- ---------  ---------   ---------   ---------
Net income
 (loss)              2.02      1.75       0.77      0.20     (0.25)      0.20       (0.04)      (0.13)
                --------- ---------  --------- --------- ---------  ---------   ---------   ---------

Per share
  amounts fully
  taxed (at 40%):**
Income (loss) -
  continuing
  operations         2.02      1.32       0.52      0.26     (0.02)      0.26        0.07        0.12
Income (loss) -
  discontinued
  operations           -       0.12         -      (0.11)    (0.07)     (0.09)      (0.06)      (0.15)
                --------- ---------  --------- --------- ---------  ---------   ---------   ---------
Net income
  (loss)            $2.02     $1.44      $0.52     $0.15    ($0.09)     $0.17       $0.01      ($0.03)
                --------- ---------  --------- --------- ---------  ---------   ---------   ---------

Weighted average
  shares
  outstanding**    15,963    15,466     14,554    14,188    13,558     14,088      13,908      13,588

Depreciation
  and
  amortization     $6,186    $3,895     $2,233    $1,948    $1,840     $1,637      $1,900      $2,026
Capital
  expenditures     $8,995   $10,619     $6,639    $3,379    $2,068     $2,820      $2,189      $1,461


FINANCIAL POSITION:

Working capital    $3,986   $18,753    $31,969   $21,945   $16,472    $21,945      $17,504    $15,456
Property and
  equipment, net   39,390    30,059     19,635    15,554    16,652      15,554       15,791    16,757
Total assets      235,939   171,230     94,912    76,146    81,884      76,146       81,293    84,878
Long-term
  liabilities      18,349    12,857      6,880     5,868    11,261       5,868       10,740    12,447
Shareholders'
  equity          113,103    79,294     45,922    34,037    31,157      34,037       31,355    31,964
  Per share**       $7.39     $5.25      $3.19     $2.43     $2.31       $2.43        $2.31     $2.36
  Percentage return
  (loss) on
  equity***          34%       43%        28%        9%      (11)%        4%           (2)%      (5)%

OTHER STATISTICAL
  INFORMATION:
Homes sold         29,398    20,986     12,488    11,011    10,455       9,526       10,241    10,864
Commercial
  vehicles sold     1,289     1,046        789       657       736         549          705       714

   * Prior amounts have been reclassified to conform to current period presentation.
  **Prior amounts have been restated for the two-for-one stock split on May 30, 1995.
***Percentage return is based on average equity for each year.
In October 1992, the Company changed its year end from the end of February to the end of December.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                             Results of Operations
                               1995 versus 1994

Champion Enterprises, Inc. achieved record sales and profits in 1995. Pretax income from continuing operations increased 57% to $53.5 million and income from continuing operations increased 28%. Net income increased 19% to $32.3 million, even though the Company's effective income tax rate increased to almost 40% from 26% in 1994. Assuming the same tax rate of 40% in both years, net income would have increased 45% over 1994.

Sales increased by 36% to $798 million due to acquisitions and plant expansions, growth in the manufactured housing and mid-size bus industries and
increases in market share.   In February 1995, the Company acquired Chandeleur
Homes, Inc. in Alabama and Crest Ridge Homes, Inc. in Texas. Both companies are manufacturers of standardized homes and are located in the Southeast and Southwest, the current leading markets for manufactured housing. In March 1995, Dutch Housing, Inc. commenced operations at a newly constructed plant in Indiana. In October 1995, Moduline International, Inc. completed its acquisition of New Horizon Manufactured Homes, Ltd. in Alberta, Canada. Also, in 1995, Champion Motor Coach, Inc. commenced operations at its second bus manufacturing facility in Michigan.

Manufactured Housing
(Sales and income in millions)

                                                  %
                          1995        1994      Change
                         ------      ------     ------
Net sales                $741.2      $542.5       37%
Segment income           $ 57.8      $ 39.9       45%
Segment margin %           7.8%        7.4%
Homes sold               29,398      20,986       40%
Average price           $25,200     $25,850       (2%)

Internal growth and acquisitions in 1995 resulted in higher sales and earnings. Sales from existing operations increased 18% on a 14% increase in unit shipments. The companies acquired in 1995 added sales of $100 million or 19 percentage points of the sales increase and 26 percentage points of the unit shipments increase. The decrease in average net selling price in 1995 was due to a lower mix of multi-section homes sold by Chandeleur and Crest
Ridge.    As a result, the Company's multi-section mix decreased to 56% from
59% in 1994.   According to the Manufactured Housing Institute (MHI), an
industry trade association, 1995 U.S. industry shipments rose 12% to 339,601 homes, of which 49% were multi-sectionals. The Company's 1995 U.S. market share based on homes sold rose to 8.5% from 6.7% in 1994.

Segment income increased primarily due to higher sales volume and improved margins. Chandeleur and Crest Ridge accounted for $9.8 million, or 25 percentage points of the increase. Improved margins resulted from higher volumes per plant and greater production efficiencies due to increased demand for the Company's manufactured homes and to plant expansions completed during the last two years. In addition, as a percent of sales, segment general and administrative costs were lower in 1995 than in 1994 due to higher volume.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for housing at the end of January 1996 totaled $30 million, which approximates last year's level, including the 1995 acquisitions in both periods.

Commercial Vehicles
(Sales and income in millions)
                                                 %
                          1995       1994      Change
                         ------     ------     ------
Net sales                $56.6      $43.1        32%
Segment income           $ 3.0      $ 1.8        67%
Segment margin %          5.4%       4.2%
Vehicles sold            1,289      1,046        23%
Average price          $43,900    $41,200         7%

The commercial vehicles segment experienced strong growth in 1995. Sales to municipalities represented 49% of total segment sales in each of the last two years. The increase in average unit price was largely due to product mix.

Segment income increased significantly due to higher sales and improved margins. Operating margins improved due to greater production efficiencies and improved coverage of fixed manufacturing and general and administrative costs due to higher volume.

As of the end of January 1996, the commercial vehicles segment had unfilled orders of approximately $4.5 million or 50% less than in January 1995. Management believes the decrease is temporary.

Other Expenses and Income Taxes
(Dollars in millions)                            %
                          1995       1994      Change
                         ------     ------     ------
General corporate
   expenses              $  5.8      $ 5.1       14%
Environmental
   charge                $  --       $ 2.7     (100%)
Interest expense
   (income), net         $  1.5      $(0.2)      --
Income taxes             $ 21.2      $ 8.9      138%
Effective income
   tax rate                 40%        26%
Income from
   discontinued
   operations            $  --       $ 1.9     (100%)

General corporate expenses increased due to higher stock exchange listing fees, professional fees and compensation costs. The non-recurring 1994 environmental charge was recorded for the settlement of a potential
environmental claim.   Interest expense increased in 1995 due to borrowings
associated with the purchase of Chandeleur and Crest Ridge in February 1995. Non-recurring income from discontinued operations in 1994 was due to the settlement of certain litigation.

Income tax expense in 1995 increased due to higher pretax earnings and a higher effective tax rate. The 1994 tax provision reflected the utilization of the remaining net operating loss (NOL) carryforwards, the benefit of which equalled 16% of pretax income.

                           Results of Fourth Quarter
                               1995 versus 1994
(Dollars in millions)
                                                      %
                              1995       1994       Change
                             ------     ------      ------
Net sales:
   Housing                   $191.6     $145.0        32%
   Commercial
       vehicles                14.2       11.5        24%
                             ------     ------
                             $205.8     $156.5        32%
                             ======     ======
Segment income:
   Housing                    $14.1       $8.9        59%
   Commercial
      vehicles                  0.9        0.6        43%
                              -----       ----
                              $15.0       $9.5        58%
                              =====       ====
Pretax income from
   continuing
   operations                 $13.3       $5.8       129%

Net income                     $8.1       $4.3        88%

Manufactured housing sales increased due to a 36% increase in unit shipments. Chandeleur and Crest Ridge accounted for 18 percentage points of the sales increase and 26 percentage points of the unit shipments increase. Housing sales, excluding Chandeleur and Crest Ridge, increased 14% over 1994's fourth quarter on a 10% increase in unit shipments. Housing segment income increased 30% over the prior year at existing operations due to reduced material costs and an increase in multi-section mix to 67% from 60% last year. Chandeleur and Crest Ridge contributed $2.6 million of segment income in the quarter.

Commercial vehicles sales increased on an 11% rise in unit shipments. Commercial vehicles segment income increased due to higher sales and improved margins.

Excluding the $2.7 million environmental provision in 1994, pretax income from continuing operations increased 56% in 1995 due to higher sales and improved margins. Earnings per share from continuing operations increased 23% to $.49 in 1995 from $.40, excluding the environmental charge in 1994. Net income per share increased 81% to $.49 from $.27 last year.

                             Manufactured Housing
                               Industry Outlook

Industry wholesale unit shipments of manufactured homes increased 12% in 1995, 20% in 1994, 21% in 1993 and 23% in 1992 according to the MHI. Management estimates a 6-8% increase in industry shipments in 1996.

Management believes that moderate changes in interest rates will not have a significant direct impact on demand for manufactured housing. However, to the extent that increased interest rates reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence, demand for manufactured housing may be adversely affected.

Long-term industry growth will be affected by, among other things, the relative cost of manufactured housing versus other forms of housing, including rental housing, general economic trends, changes in demographics including new household formations and the number of Americans on fixed incomes, and the availability and cost of financing. Changes in regional markets and the U.S. economy as a whole will continue to affect overall housing industry cycles.

Management is encouraged by the favorable trends in these areas. The Company is positioned to take advantage of these trends by implementing strategies of serving particular market niches with broad geographic coverage, maintaining a decentralized organization and making selective acquisitions and expansions.

                             Results of Operations
                               1994 versus 1993

The Company had significant increases in sales and profits in 1994 as compared to 1993. Income from continuing operations increased 125% to $25.2 million, even though the Company's effective income tax rate rose to 26% from 11% in 1993. The increased tax rate is primarily due to utilizing during 1994 the remaining NOL carryforwards.

Sales grew by 78% to $586 million due to the acquisition of Dutch Housing, Inc. in January 1994, growth in the manufactured housing and mid-size bus industries, increases in market share and internal expansions. The Company expanded its product line by acquiring Dutch, a manufacturer of standardized homes with three plants in Michigan. In April 1994, Dutch operations were expanded by opening a new plant in Indiana.


Manufactured Housing
(Sales and income in millions)
                                                      %
                               1994       1993      Change
                              ------     ------     ------
Net sales                     $542.5     $296.5       83%
Segment income                $ 39.9     $ 16.0      149%
Segment margin %                7.4%       5.4%
Homes sold                    20,986     12,488       68%
Average price                $25,850    $23,750        9%



Internal growth and the acquisition of Dutch in 1994 resulted in higher sales and earnings. Sales from existing operations increased 32% on a 17% increase in unit shipments. Dutch added sales of $152 million or 51 percentage points of the sales increase and 51 percentage points of the unit shipments increase. The increase in average net selling price was due to a higher mix of multi-section homes and increased selling prices due to the pass through of increased costs associated with new HUD regional energy and wind standards. The Company's multi-section mix increased to 59% from 52% in 1993, and its U.S. market share rose to 6.7% from 4.7% in 1993. According to the MHI, U.S. industry shipments rose 20% to 303,932 homes in 1994 of which 49% were multi-sectionals.

Segment income increased significantly due to higher sales and improved margins. The improved margins resulted from higher volumes per plant, the greater mix of multi-section homes, and to a lesser extent, reduced material costs due to stabilized lumber prices in 1994.

Commercial Vehicles
(Sales and income in millions)
                                                      %
                             1994        1993      Change
                            ------      ------     ------
Net sales                   $43.1       $31.8        36%
Segment income              $ 1.8       $ 0.6       214%
Segment margin %             4.2%        1.8%
Vehicles sold               1,046         789        33%
Average price             $41,200     $40,300         2%

Sales increased in 1994 primarily due to higher unit shipments. Sales to municipalities represented 49% of segment sales versus 48% in 1993. Increased segment income resulted from higher sales volume and improved margins due to product mix along with production and labor efficiencies.


Other Expenses and Income Taxes
(Dollars in millions)                                  %
                              1994       1993       Change
                            ------     ------       ------
General corporate
   expenses                  $5.1        $4.9          4%
Environmental
    charge                   $2.7        $ --        100%
Interest income,
   net                       $0.2        $0.9        (83%)
Income taxes                 $8.9        $1.4        536%
Effective income
   tax rate                   26%         11%
Income from
   discontinued
   operations                $1.9        $ --        100%

General corporate expenses increased slightly over the prior year. In the fourth quarter of 1994, the Company recorded a non-recurring charge of $2.7 million for the settlement of a potential environmental claim. Net interest income decreased in 1994 due to interest expense on borrowings associated with the purchase of Dutch in January 1994. In 1994, non-recurring income from discontinued operations consisted of the settlement of litigation.

The Company's effective income tax rate increased primarily due to utilizing during 1994 the remaining NOL carryforwards. The recognized NOL benefit as a percent of pretax income was 16% in 1994 and 29% in 1993.



                        Liquidity and Capital Resources

Cash balances totaled $15 million at December 30, 1995, compared to $23 million at December 31, 1994. In 1995, cash of $43 million was generated from operations, $44 million was used for acquisition related payments, $9 million for capital improvements and $2 million for common stock repurchases. The Company's current ratio was 1.0 to 1 at December 30, 1995 compared to 1.2 to 1 at December 31, 1994.

Accounts receivable and payable, inventories, and accrued dealer discounts and warranty obligations have increased significantly in 1995 due to companies acquired in 1995 and increased sales volumes.

During 1995, the Company established a new credit facility. The Company now has a $70 million unsecured line of credit, which expires in three years, and includes $10 million of availability to cover letters of credit. At December 30, 1995, the Company had $6.6 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states. The Company had no bank borrowings outstanding at December 30, 1995. However, borrowings are anticipated during 1996 for capital improvements and to meet seasonal working capital needs, and $8.9 million cash was needed in January 1996 for payment of the deferred portion of the Chandeleur and Crest Ridge purchase price.

The Company's 1996 plans include the opening of new manufactured housing plants for Chandeleur in Alabama, Crest Ridge in Texas and Dutch in Indiana. In addition, major plant expansions and improvements are planned at Champion Home Builders Co. and Moduline International, Inc. In addition, Moduline's retail sales operations will be expanded with the addition of four retail centers. The Company plans to spend approximately $15 million in 1996 on capital improvements, including $11 million for the three new manufactured housing plants.

Consistent with its plan to improve shareholder value through investments in sound operating businesses, the Company does not plan to pay cash dividends in the near term.

The Company believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements, capital expenditures and common stock repurchases in the foreseeable future. However, management may explore other opportunities to raise capital to finance the growth of the Company.

Impact of Inflation

Inflation has not had a material effect on the Company's operations during the last three years. Lumber prices fluctuate, but during periods of rising lumber prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

                Impact of Recently Issued Accounting Standards

In October 1995 the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which estab-lished new accounting and reporting requirements for stock-based employee compensation programs such as stock option and stock award plans. As permitted by the Statement, the Company will continue to account for such plans under APB Opinion No. 25, but will make required additional disclosures beginning in 1996, including pro forma information.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 17 of this Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.




                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth in the first part of the section entitled "Election of Directors" in the Registrant's 1995 Proxy Statement to Shareholders (the "1995 Proxy Statement"), and under the caption "Certain Information Regarding Nominees" in such section of the 1995 Proxy Statement is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

   Position or Office                        Name          Age

Chairman of the Board of
  Directors, President and
  Chief Executive Officer            Walter R. Young, Jr.   51
Executive Vice President
  and Chief Financial Officer        A. Jacqueline Dout     41
Vice President-Secretary
  and General Counsel                Louis M. Balius        59
Treasurer                            J. Craig Wiles         52
Controller                           Richard Hevelhorst     48



      The executive officers of the Registrant serve at the pleasure of the Registrant's Board of Directors except for Mr. Walter R. Young, Jr., who is currently serving a three year term ending April 30, 1999, unless terminated earlier in accordance with the terms of a certain Letter Agreement between the Registrant and Mr. Young, dated April 27, 1990.

      Mr. Young joined the Registrant in April 1990 as President and Chief Executive Officer and was elected Chairman of the Board in April 1992.

      Prior to joining the Registrant in April 1994, Ms. Dout served as Vice President and Treasurer of Mallinkrodt Group, Inc., where she was employed for six years.

      Mr. Balius has served in various capacities since joining the Registrant in 1972. Starting in 1980, he served as Secretary until becoming Vice President-Legal and Governmental Affairs in 1982. Since that time, he has served in various capacities as legal counsel and was elected as Vice President-Secretary and General Counsel in 1988.

      Mr. Wiles has served in various financial and accounting positions including Assistant Treasurer and Controller beginning in 1990. In 1995 he was elected as Treasurer.

      Mr. Hevelhorst joined the Registrant as Controller in May 1995. Previously for the past five years he was employed in various financial and accounting positions at Evans Industries, Inc. and most recently was their Treasurer and Chief Financial Officer.

      There are no family relationships among any of the Registrant's executive officers.

      The information set forth under the caption "Compliance with Section 16(a) of The Exchange Act" in the section entitled "Additional Information" in the Registrant's 1995 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

      The information set forth under the section entitled "Executive Compensation" in the Registrant's 1995 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's 1995 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Not applicable.





                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section which follows page 17 of this Report, which is incorporated herein by reference.

      The following exhibits are filed as part of this Report. Those exhibits with an asterisk(*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.                   Description

      3.1   Restated Articles of Incorporation of the Registrant.

      3.2 Bylaws of the Registrant filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated therein by reference.

      4.1 Article III of the Registrant's Restated Articles of Incorpora-tion (defining the rights of the holders of shares of the authorized classes of the Registrant's capital stock) - included in the copy of the Registrant's Restated Articles of Incorpora-tion filed as Exhibit 3.1 hereto.

      4.2 The Registrant has issued certain receivable-backed notes (the "Notes") pursuant to a Trust Indenture dated as of August 1, 1987 between CAC Funding Corporation, as issuer, and First of America Bank - Detroit, N.A., as trustee. The Notes do not exceed 10 percent of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Trust Indenture to the Commission upon request.

      4.3 Form of Rights Certificate filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

      4.4 Rights Agreement by and between the Registrant and Harris Trust and Savings Bank filed as Exhibit 2 to the Registrant's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

      10.1 *Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

      10.2 *Champion Enterprises, Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.3 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      10.4 Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.5 *Change in Control Severance Agreement dated as of April 12, 1991 between the Registrant and Louis M. Balius, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

      10.6 *Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      10.7  *Letter Agreement dated March 15, 1994 between the Registrant and
            A. Jacqueline Dout, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

      10.8 *Non-Qualified Stock Option Agreements dated April 18, 1994 between the Registrant and A. Jacqueline Dout, filed as Exhibit
            10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

      10.9 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

    10.10 *Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

    10.11 Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago.

    10.12 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan.

    10.13 *First Amendment to the Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan.

    10.14 *Champion Enterprises, Inc. 1990 Non-Qualified Stock Option Program, as amended.

    10.15 *Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr.

    10.16 *Nonqualified Stock Option Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr.

    10.17 *Nonqualified Stock Option Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr.

    10.18 *Performance Share Award Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr.

    10.19 *Resignation and Consulting Agreement dated April 14, 1995 between the Registrant and James M. Gurch.

    10.20 *Letter Agreement dated August 25, 1995 between the Registrant and Thomas J. Ensch.

    10.21 *Change in Control and Covenant Not to Compete Agreement dated August 25, 1995 between the Registrant and Thomas J. Ensch.

    10.22 First Amendment, dated October 27, 1995, to Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago.

    21.1    Subsidiaries of the Registrant.

    23.1    Consent of Price Waterhouse LLP.

    27.1    Financial Data Schedule.

    99.1 Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.


      (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 30, 1995.


                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHAMPION ENTERPRISES, INC.

                                    By:  /s/ A. JACQUELINE DOUT
                                     -------------------------
                                    A. Jacqueline Dout
Dated:  March 22, 1996              Executive Vice President
                                    and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                    Date


/s/WALTER R. YOUNG, JR.  Chairman of the Board of        March 22, 1996
-----------------------  Directors, President and
Walter R. Young, Jr.     Chief Executive Officer
                         (Principal Executive Officer)


/s/A. JACQUELINE DOUT    Executive Vice President        March 22, 1996
-----------------------  and Chief Financial Officer
A. Jacqueline Dout       (Principal Financial Officer)


/s/RICHARD HEVELHORST    Controller                      March 22, 1996
-----------------------  (Principal Accounting Officer)
Richard Hevelhorst

/s/ROBERT W. ANESTIS     Director                        March 22, 1996
-----------------------
Robert W. Anestis

/s/SELWYN ISAKOW         Director                        March 22, 1996
-----------------------
Selwyn Isakow

/s/GEORGE R. MRKONIC     Director                        March 22, 1996
-----------------------
George R. Mrkonic

/s/JOHNSON S. SAVARY     Director                        March 22, 1996
-----------------------
Johnson S. Savary

/s/CARL L. VALDISERRI    Director                        March 22, 1996
------------------------
Carl L. Valdiserri

                  CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                                      AND
                         FINANCIAL STATEMENT SCHEDULES

                                   Page F-1


                  Description                               Page

Report of Independent Accountants                           F-2

Consolidated Statements of Income for the Periods
Ended December 30, 1995, December 31, 1994 and
January 1, 1994                                             F-3

Consolidated Statements of Shareholders' Equity for the
Periods Ended December 30, 1995, December 31, 1994
and January 1, 1994                                         F-4

Consolidated Balance Sheets as of December 30, 1995
and December 31, 1994                                       F-5

Consolidated Statements of Cash Flows for the Periods
Ended December 30, 1995, December 31, 1994 and
January 1, 1994                                             F-6

Notes to Consolidated Financial Statements                  F-7








Report of Independent Accountants

February 9, 1996

To the Board of Directors
and Shareholders of
Champion Enterprises, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 14 (a) on page F-1 present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at December 30, 1995 and December 31, 1994 and the results of their operations and their cash flows for the years ended December 30, 1995, December 31, 1994 and January 1, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
Price Waterhouse LLP
Detroit, Michigan

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED

(In thousands, except per share amounts)           DEC. 30,     DEC. 31,     JAN. 1,
                                                   1995         1994         1994

NET SALES*                                         $797,871     $585,574     $328,326
                                                   ---------    --------     --------
Cost of sales*                                      679,732      501,602      284,012
Selling, general and administrative
  expenses                                           63,186       47,332       32,636
                                                   ---------    --------     --------
                                                    742,918      548,934      316,648
                                                   ---------    --------     --------
OPERATING INCOME                                     54,953       36,640       11,678

Other income (expense):
  Interest income                                       810          966        1,391
  Interest expense                                   (2,313)        (816)        (486)
  Environmental reserve                                   -       (2,700)           -
                                                   ---------    --------     --------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                53,450       34,090       12,583

Income taxes                                         21,200        8,900        1,400
                                                   ---------    --------     --------
INCOME FROM CONTINUING OPERATIONS                    32,250       25,190       11,183

Income from discontinued operations,
   net of income taxes of $1,105                          -        1,908            -
                                                   ---------    --------     --------
NET INCOME                                         $ 32,250     $ 27,098     $ 11,183
                                                   =========    =========    ========

PER SHARE AMOUNTS:**
Income from continuing operations                     $2.02        $1.63        $0.77
Income from discontinued operations                       -         0.12            -

                                                      ------       -----     --------
Net income                                            $2.02        $1.75        $0.77
                                                      ======       ======    ========

Weighted average shares outstanding**                15,963       15,466       14,554


  *Prior amounts have been reclassified to conform to current period presentation.
**Prior amounts have been restated for the effect of the two-for-one stock split.


See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(In thousands)

                                                           FOREIGN
                                               CAPITAL IN  RETAINED  CURRENCY
                             COMMON   STOCK     EXCESS OF  EARNINGS  TRANSLATION
                             SHARES   AMOUNT    PAR VALUE  (DEFICIT) ADJUSTMENTS   TOTAL


BALANCE JANUARY 1, 1993       6,995   $6,995     $30,064   $(2,452)     $(570)    $34,037
Net income                        -        -           -    11,183          -      11,183
Stock option and
  benefit plans                 213      213         795         -          -       1,008
Translation adjustments           -        -           -         -       (306)       (306)
                              ------   ------     -------   -------    -------   ---------
BALANCE JANUARY 1, 1994       7,208    7,208      30,859     8,731       (876)     45,922
Net income                        -       -            -    27,098          -      27,098
Stock option and
 benefit plans                  345      345       3,250         -          -       3,595
Tax benefit of
  stock options                   -       -        2,872         -          -       2,872
Translation adjustments           -       -            -         -       (193)       (193)
                              ------   ------     -------   -------    -------   ---------
BALANCE DECEMBER 31, 1994     7,553    7,553      36,981    35,829     (1,069)     79,294
Net income                        -        -           -    32,250          -      32,250
Stock option and
  benefit plans                 229      229       1,668         -          -       1,897
Common stock repurchases       (109)    (109)     (1,815)        -          -      (1,924)
Two-for-one stock split       7,629    7,629      (7,629)        -          -           -
Tax benefit of stock
  options                         -        -       1,493         -          -       1,493
Translation adjustments           -        -           -         -         93          93
                              ------   ------     -------   -------    -------   ---------

BALANCE DECEMBER 30,
  1995                       15,302  $15,302     $30,698   $68,079      $(976)   $113,103
                             =======  =======     =======   =======     ======   =========



See accompanying Notes to Consolidated Financial Statements.




/TABLE

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS                        DEC. 30,       DEC. 31,
(In thousands, except par value)                    1995           1994

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                          $14,995        $23,027
Accounts receivable, trade                          35,973         24,277
Inventories                                         45,558         39,644
Deferred taxes and other                            11,947         10,884
                                                 ---------      ---------
Total current assets                               108,473         97,832
                                                 ---------      ---------
PROPERTY AND EQUIPMENT:
Land and improvements                                6,300          4,298
Buildings and improvements                          29,811         24,549
Machinery and equipment                             24,023         18,798
                                                 ---------      ---------
                                                    60,134         47,645
Less-accumulated depreciation                       20,744         17,586
                                                 ---------      ---------
                                                    39,390         30,059
                                                 ---------      ---------

GOODWILL:                                           84,709         37,940
Less-accumulated amortization                        2,964            864
                                                 ---------      ---------
                                                    81,745         37,076
                                                 ---------      ---------
OTHER ASSETS                                         6,331          6,263
                                                 ---------      ---------
                                                  $235,939       $171,230
                                                 =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
Accounts payable                                   $33,791        $29,098
Accrued dealer discounts                            20,570         16,151
Accrued compensation and payroll taxes              12,886         11,285
Accrued warranty obligations                        12,589          8,432
Accrued insurance                                    5,032          3,804
Deferred portion of purchase price                   8,900          2,600
Other liabilities                                   10,719          7,709
                                                 ---------      ---------
Total current liabilities                          104,487         79,079
                                                 ---------      ---------
LONG-TERM LIABILITIES                               18,349         12,857

SHAREHOLDERS' EQUITY:
Preferred stock, no par value,
  5,000 authorized, none issued                         -              -
Common stock, $1 par value,
  1995 - 30,000 authorized,
    15,302 issued and outstanding;
  1994 - 15,000 authorized,
    7,553 issued and outstanding                    15,302          7,553
Capital in excess of par value                      30,698         36,981
Retained earnings                                   68,079         35,829
Foreign currency translation adjustments              (976)        (1,069)
                                                 ---------      ---------
  Total shareholders' equity                       113,103         79,294
                                                 ---------      ---------
                                                  $235,939       $171,230
                                                 =========      =========

See accompanying Notes to Consolidated Financial Statements.








CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                          YEAR ENDED
                                            DEC. 30,      DEC. 31,    JAN. 1,
                                             1995          1994        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations           $32,250       $25,190    $11,183

                                            --------      --------   -------
Adjustments to reconcile income
  from continuing operations
  to net cash provided by operating
  activities:
  Depreciation and amortization              6,186          3,895     2,233
  Deferred income taxes                     (2,375)        (8,255)       -
  Increase/decrease, net of acquisition:
    Accounts receivable                     (4,467)       (11,661)     (623)
    Inventories                             (3,379)       (10,439)   (3,034)
    Environmental reserve                       -           2,700         -
    Accounts payable                            24         10,193     2,330
    Accrued liabilities                      8,913         12,051     5,159
    Other, net                               6,120          3,574      (999)
                                            ------        -------    ------
  Total adjustments                         11,022          2,058     5,066
                                            ------        -------    ------
Net cash provided by continuing
  operating activities                      43,272         27,248    16,249
                                            ------         ------    ------
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Income from discontinued operations             -           1,908        -
Decrease in net assets of discontinued
  operations                                   672            696       429
                                            -------        ------     -----
Net cash provided by discontinued
  operations                                   672          2,604       429
                                            --------       ------    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment         (8,995)       (10,619)   (6,639)
Proceeds from disposal of property
  and equipment                                334            406     1,320
Acquisitions                               (41,303)       (36,481)       -
Deferred purchase price payment             (2,600)            -         -
                                           -------         ------    ------
Net cash used for investing
  activities                               (52,564)       (46,694)   (5,319)
                                            ------        -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued, net                     1,106          2,556       976
Common stock repurchased                    (1,924)            -          -
Repayment of long-term debt                    (87)            -          -
Tax benefit of stock options
  exercised                                  1,493          2,872         -
Decrease in restricted cash                     -              -      1,376
                                            ------        -------   --------
Net cash provided by financing
  activities                                   588          5,428     2,352
                                            --------      -------   --------

Net increase (decrease) in cash
  and cash equivalents                      (8,032)       (11,414)   13,711
Cash and cash equivalents at
  beginning of period                       23,027         34,441    20,730
                                           --------       -------   -------

Cash and cash equivalents at end
  of period                                $14,995        $23,027   $34,441
                                           ========      ========= ========
ADDITIONAL CASH FLOW INFORMATION:
Cash paid for:
  Interest                                  $1,889           $677      $493
  Income taxes, net of refunds             $20,800        $14,854    $1,434

CASH FLOWS FROM ACQUISITIONS:
Purchase price                              $50,777       $40,000
Less:  Deferred portion of
  purchase price                             (9,635)       (2,600)
Less:  Cash acquired                           (827)       (1,591)
Plus:  Acquisition costs and
  payoff of mortgage                            988           672
                                            --------      -------
                                            $41,303       $36,481
                                            ========      =======

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Champion Enterprises, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business
The Company is a leading producer of manufactured housing and mid-size commercial vehicles. The Company's manufactured housing operations and markets are located throughout the U.S. and in western Canada. The Company's commercial vehicles are marketed throughout the U.S. and Canada.

Reclassifications
Previously, the Company classified as sales revenue amounts charged on sales invoices for delivery of its products, and related delivery expense was included in cost of sales. Commencing in 1995, the Company is classifying delivery revenue as a reduction of delivery expense. Prior net sales and cost of sales have been reclassified accordingly. This change in classification has no effect on previously reported net income or earnings per share.

Certain other amounts in prior financial statements have been reclassified to conform to the current year presentation.

Revenue Recognition
Sales revenue is recognized when wholesale floor plan financing or dealer credit approval is received and the product is shipped to independent dealers or, for Company-owned sales locations, upon transfer of title.

Cash and Cash Equivalents
Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase. Investments are carried at cost which approximates market value because of their short maturities.

Inventories
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Depreciation
Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives:

                                               Years
            Land improvements                   3-15
            Buildings and improvements          8-33
            Machinery and equipment             3-15

Goodwill
Goodwill is the excess of cost over fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited, which is generally 40 years. Amortization expense was $2.1 million and $0.9 million in 1995 and 1994, respectively.

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, which addresses how and when impairment losses should be measured and recognized for long-lived assets such as property and equipment and goodwill. Adoption of Statement No. 121 during 1995 had no effect on the Company's financial statements.

Warranty Obligations
The Company provides the retail consumer with a twelve-month warranty from the date of retail purchase. Estimated warranty costs are accrued at the time of sale.

Long-term Liabilities
Long-term liabilities consist of the portion of self-insurance and warranty reserves, compensation programs and other reserves and accruals that are not expected to be paid during the following year.

Income Taxes
Deferred tax assets and liabilities are determined based on the differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings Per Share
In calculating earnings per share, the weighted average shares outstanding includes common stock equivalents. Earnings per share amounts and weighted average shares outstanding for all periods presented, including pro forma amounts, have been adjusted for the two-for-one stock split discussed in Note 5 of the Notes to Consolidated Financial Statements.



NOTE 2 - INVENTORIES

A summary of inventories by component at December 30, 1995 and December 31, 1994 follows:

(In thousands)
                                     1995          1994

      Raw materials                 $27,651      $25,449
      Work-in-process                 4,836        4,432
      Finished goods                 13,071        9,763
                                    -------      -------
                                    $45,558      $39,644
                                    =======      =======



NOTE 3 - ACQUISITIONS

Chandeleur Homes, Inc. and Crest Ridge Homes, Inc.
On February 3, 1995 the Company purchased the assets and assumed certain liabilities of Chandeleur Homes, Inc. and Crest Ridge Homes, Inc., privately-held corporations with manufactured housing operations in Alabama and Texas. The cash purchase price of approximately $46.9 million was financed from existing cash and borrowings under the Company's bank line of credit. Under the terms of the purchase agreements, the Company paid $38 million in 1995 and the remaining $8.9 million in January 1996. The acquisitions were accounted for using the purchase method and resulted in $45.5 million of goodwill. Chandeleur and Crest Ridge results of operations are included with those of the Company commencing February 3, 1995.

Following are the summarized unaudited pro forma combined results of operations for the years ended December 30, 1995 and December 31, 1994, assuming the acquisitions had taken place on January 1, 1995 and January 2, 1994, respectively. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.


(In thousands, except per share amounts)
                                            1995      1994

      Net sales                          $808,323    $677,572
                                         ========    ========
      Income from continuing
      operations before income taxes      $54,410     $39,655
      Income taxes                         21,600      11,000
                                          -------    --------
      Income from continuing  operations  $32,810     $28,655
                                          =======    ========
      Per share                           $  2.06     $  1.85
                                          =======    ========
Dutch Housing, Inc.
On January 28, 1994 the Company purchased the assets and assumed the liabilities of Dutch Housing, Inc., a corporation with manufactured housing operations in Michigan and Indiana. The purchase price was $40 million. The acquisition was accounted for using the purchase method and resulted in $38 million of goodwill. Dutch results of operations are included with the Company from the acquisition date.

Other 1995 Acquisitions
New Horizon Manufactured Homes, Ltd., Alberta, Canada, was acquired in October 1995 for $3.2 million, $700,000 of which will be paid when certain earnings levels are attained. In addition, a company which arranges transportation for a portion of the Company's manufactured housing business was acquired for $700,000 in February 1995. Prior year results for these acquisitions are immaterial. These acquisitions were accounted for using the purchase method and resulted in $2.5 million of goodwill.


NOTE 4 - DEBT

The Company has an agreement with two banks for an unsecured line of credit for $70 million, including $10 million of availability to cover letters of credit. At the Company's option, borrowings are subject to interest at either the bank's prime rate or the bank's eurodollar rate plus 0.45% to 1.25%. In addition, the Company pays a commitment fee ranging from 0.125% to 0.45% on the unused portion of the facility and a letter of credit fee. The agreement expires on September 29, 1998, but may be extended for additional one year periods, subject to approval by the banks. The agreement contains covenants which, among other things, require maintenance of certain financial ratios and limit additional indebtedness and the payment of dividends without the prior consent of the banks. Letters of credit outstanding at year end totalled $6.6 million, generally to support insurance obligations and licensing and service bonding required by various states.

There were no bank borrowings outstanding at December 30, 1995 or December 31, 1994. The maximum amount of aggregate short-term bank borrowings outstanding at any month end was $31 million and $9 million during 1995 and 1994, respectively. During 1995 and 1994, aggregate short-term borrowings averaged $15.1 million and $6.5 million with average interest rates of 7.4% and 6.1%, respectively. There were no bank borrowings during 1993.

At December 30, 1995 and December 31, 1994, the Company had no material long-term debt obligations.


NOTE 5 - SHAREHOLDERS' EQUITY

On May 1, 1995 the shareholders approved a proposal to increase the number of authorized shares to 30 million from 15 million. In addition, the Board of Directors approved a two-for-one split of the Company's common stock effective May 30, 1995 to holders of record on May 15, 1995. A total of 7.6 million shares of common stock was issued in connection with the split. The Board of Directors also authorized a share repurchase program for up to $10 million, $1.9 million of which was expended during 1995.

There are 5 million authorized shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. In January 1996, the Board of Directors reserved 300,000 preferred shares for issuance in connection with the Shareholders Rights Plan.

The Shareholders Rights Plan (Rights Plan) was adopted on January 9, 1996. Pursuant to the Rights Plan, the Board of Directors declared a distribution of one Preferred Stock Purchase Right on each outstanding share of common stock on February 5, 1996, the record date. Each Right entitles shareholders to buy one one-hundredth share of preferred stock for $140 and becomes exercisable only if a third party acquires or announces an intention to acquire 20% or more of the Company's common stock. The Rights expire on February 5, 2006 unless redeemed or exercised.


NOTE 6 - SAVINGS PLAN

Company contributions to the Savings Plan (the Plan) are a matching contribution, in shares of Company stock or cash, equalling 35% of the first 4% of compensation contributed by participating employees. Participating employees may make qualified cash or deferred arrangement contributions ranging from 1% to 18% of compensation. The Company has no other retirement or pension program.

Generally, all eligible full-time employees of the Company may participate in the Plan after completing one year of service. Contributions to the Plan are 100% vested. Company contributions to the Plan were $586,000 in 1995, $508,000 in 1994 and $285,000 in 1993.


NOTE 7 - INCOME TAXES

Pretax income from continuing operations for the fiscal years ended December 30, 1995, December 31, 1994 and January 1, 1994 was taxed under the following jurisdictions:

(In thousands)
                                    1995           1994           1993

Domestic                          $51,330        $31,962        $10,586
Foreign                             2,120          2,128          1,997
                                  --------      ---------      ---------
  Total                           $53,450        $34,090        $12,583
                                  ========      =========      =========

The provisions for income taxes from continuing operations were as follows:

(In thousands)
                                   1995           1994           1993
Current tax expense:
  Federal                         $19,530        $13,749        $   250
  Foreign                           1,735          1,700            900
  State                             2,310          1,706            250
                                  --------      ---------      ---------
Total current                      23,575         17,155          1,400
                                  --------      ---------      ---------
Deferred tax expense:
  Federal                          (2,376)        (7,213)             -
  Foreign                             149            620              -
  State                              (148)        (1,662)             -
                                  --------      ---------      ---------
Total deferred                     (2,375)        (8,255)             -
                                  --------      ---------      ---------
Total provision                   $21,200        $ 8,900         $1,400
                                  ========      =========      =========


The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

(Dollars in thousands)


                                 1995         1994       1993

Statutory U.S. tax rates       $18,708       $11,932   $ 4,404

Increase (decrease) in
  rates resulting from:
Higher rates on earnings
  of foreign operations          1,142         1,575       201
Recognize net operating
  loss                             -          (5,609)   (3,705)
State taxes, net of federal
  benefit                        1,469            -          -
Other                             (119)         1,002      500
                               --------      --------  --------
Total provision                $21,200        $ 8,900  $ 1,400
                               ========      ========  ========

Effective tax rates                40%           26%       11%
                                  ====          ====      ====


Deferred tax assets and liabilities are comprised of the following as of December 30, 1995 and December 31, 1994:

(In thousands)                          1995      1994
Assets:
Warranty reserve                      $ 6,526  $  4,488
Insurance accruals                      3,905     3,440
Environmental                           1,454     1,410
Dealer discounts                        1,053     1,026
Other                                   3,040     2,022
Loss carryforwards                        536       584
                                      --------  --------
Gross deferred tax assets              16,514    12,970
                                      --------  --------
Liabilities:
Inventory                                 193       391
Depreciation                              947       724
Canadian withholding                      625       476
Other                                   2,285     1,405
                                      --------   -------
Gross deferred tax
  liabilities                           4,050     2,996
                                      --------  --------

Net assets                            $12,464   $ 9,974
                                      ========  ========

Discontinued operations
The 1994 provision for income taxes for discontinued operations was $1.1 million, an effective rate of 37%. This amount was higher than the U.S. statutory tax rate due to state tax charges.


NOTE 8 - DISCONTINUED OPERATIONS

In 1992 the Company sold certain assets and liabilities of its discontinued recreational vehicle (RV) segment. Remaining assets and liabilities of the RV segment are immaterial. During 1994 certain litigation was settled which resulted in an after-tax gain of $1.9 million ($.12 per share).


NOTE 9 - CONTINGENT LIABILITIES

It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with lending institutions which provide wholesale floor plan financing to dealers. A majority of the Company's sales are made pursuant to these agreements, which generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. In addition, the Company has guaranteed, on a limited basis, obligations of certain dealers to a lending institution under a Company sponsored floor plan financing program. The contingent liabilities under these agreements are spread over many dealers and financial institutions and are reduced by the resale value of the homes which are required to be repurchased or repossessed. Losses incurred in connection with these agreements have been immaterial and estimated amounts are provided for currently. The maximum potential repurchase commitments and guarantees at December 30, 1995 and December 31, 1994 were approximately $175 million and $130 million, respectively, excluding any resale value.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law. The Company retains a significant portion of risk of certain losses related primarily to medical benefits, workers' compensation and general, product and auto liability.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Management believes the ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

In addition, the Company is a party to environmental investigations and remediations and, along with other companies, has been named a potentially responsible party at one of these sites. In the fourth quarter of 1994, the Company accrued $2.7 million for its estimated share of remediation costs.
The recorded liability has not been reduced by potential insurance recoveries. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on the Company's financial position or operations.


NOTE 10 - STOCK OPTION AND INCENTIVE PLANS

Under the 1987 Stock Option Plan, 1,200,000 shares of common stock were reserved for issuance to officers and key employees. During 1995, no options were granted under this Plan. As of the current year end, options exercisable and available for future grants were 195,080 and 28,492, respectively.

A total of 600,000 shares of common stock were reserved under the 1990 Nonqualified Stock Option Program. Options granted during 1995 totaled 33,000. At December 30, 1995, options exercisable totaled 34,300 and shares available for future grants were 20,000.

Under the 1993 Middle Management Stock Option Plan, 500,000 shares of common stock were reserved. Grants for 55,000 shares were made during 1995. A total of 45,720 and 142,000 options were exercisable and available for future grants, respectively, as of December 30, 1995.

Under the 1995 Stock Option and Incentive Plan, 650,000 shares of common stock were reserved for options and awards. During the year, options for 200,000 shares were granted. Subject to shareholder approval of amendments to the 1995 Plan, options for an additional 550,000 shares were granted and 50,000 performance shares were awarded during 1995. The options were granted at fair market value at grant date and none are currently exercisable.

In addition to these plans, other nonqualified stock options have been granted to executive officers and key employees. During 1995 options for 380,000 shares were granted, which includes 175,000 granted to Chandeleur and Crest Ridge key employees upon the acquisitions. Under these agreements options for 780,000 shares were outstanding at year end, 100,000 of which were exercisable.

The Stock Plan for Directors provides for option grants of 300,000 shares of common stock to non-employee directors upon first being elected by shareholders. Grants for 16,000 shares were made during the current year and there were 75,000 options exercisable and 108,000 available for future grants as of December 30, 1995.

The 1995 Stock Retainer Plan for Non-employee Directors has 100,000 shares authorized, 12,400 of which were awarded during the year. The Plan provides for stock awards for directors' annual compensation.

Amounts charged to expense in connection with the grants and awards under these plans and agreements totaled $780,000 in 1995, $633,000 in 1994 and $111,000 in 1993.

Options granted under these option plans and agreements may be issued below, at, or above fair market value and generally expire ten years from the grant date. Some options became exercisable immediately and others over a period of up to five years. The following is information with respect to stock options under these plans and agreements:

                                                Number          Option
                                              of shares      price range

Outstanding at January 1, 1993                1,336,120      $1 -  $5 1/4
Granted                                         468,000       2 1/8 - 11
Canceled                                        (63,080)      1 1/3 -  3 3/4
Exercised                                      (443,080)      1 - 5 1/4
                                              ----------

Outstanding at January 1, 1994                1,297,960       1 - 11
Granted                                         830,000       4 1/4 - 23 7/8
Canceled                                        (34,000)      1 1/3 -  3 4/5
Exercised                                      (685,220)      1 - 11
                                             ----------

Outstanding at December 31, 1994              1,408,740       1 - 23 7/8
Granted                                       1,234,000       5 2/3 - 29 7/8
Canceled                                       (170,000)      1 4/5 - 23 7/8
Exercised                                      (343,800)      1 - 13 4/5
                                              ----------

Outstanding at December 30, 1995              2,128,940      $1 1/3 - $29 7/8

Prior amounts have been restated for the effect of the two-for-one stock split.





NOTE 11-BUSINESS SEGMENT INFORMATION

                                                    Year Ended
                                    Dec. 30,        Dec. 31,      Jan. 1,
(In thousands)                       1995            1994          1994

NET SALES:
  Housing                           $741,230       $542,510       $296,547
  Commercial vehicles                 56,641         43,064         31,779
                                    ---------      ---------      ---------
                                    $797,871       $585,574       $328,326
                                    =========      =========      =========

OPERATING INCOME:
  Housing segment income            $ 57,751       $ 39,935       $ 16,032
  Commercial vehicles
    segment income                     3,031          1,818            579
                                    ---------      ---------      ---------
  Total segment income                60,782         41,753         16,611
  General corporate
    expenses                          (5,829)        (5,113)        (4,933)
                                    ---------      ---------      ---------
                                    $ 54,953       $ 36,640       $ 11,678
                                    =========      =========      =========
IDENTIFIABLE ASSETS:
  Housing                           $184,169       $115,595       $ 45,678
  Commercial vehicles                 20,697         18,157         10,488
  Corporate and other                 31,073         37,478         38,746
                                    ---------      ---------      ---------
                                    $235,939       $171,230       $ 94,912
                                    =========      =========      =========

CAPITAL EXPENDITURES, NET
  OF ACQUISITIONS:
  Housing                           $  8,299       $ 10,059       $  6,217
  Commercial vehicles                    626            519            380
  Corporate                               70             41             42
                                    ---------      ---------      ---------
                                    $  8,995       $ 10,619       $  6,639
                                    =========      =========      =========

DEPRECIATION AND AMORTIZATION:
  Housing:
    Depreciation                    $  3,607       $  2,608       $  1,884
    Amortization                       2,182            910              -
                                    ---------      ---------      ---------
  Total housing                        5,789          3,518          1,884
  Commercial vehicles                    366            341            328
  Corporate                               31             36             21
                                    ---------      ---------      ---------
                                    $  6,186       $  3,895       $  2,233
                                    =========      =========      =========

Segment income excludes the following: general corporate expenses, interest income, interest expense, income taxes and environmental reserve.

Identifiable assets are those assets used in the Company's operations in each industry segment. Corporate and other assets are principally cash and cash equivalents, deferred taxes and other assets not specifically used in the operations of any industry segment.



NOTE 12-QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands, except per share amounts)

                        First      Second     Third      Fourth
                       Quarter     Quarter   Quarter     Quarter      Total

1995
Net sales             $170,323    $206,594   $215,141    $205,813    $797,871
Cost of sales          147,534     174,355    182,753     175,090     679,732
Selling, general
  and administrative
  expenses              13,111      16,828     16,037      17,210      63,186
Interest expense,
  net                      114         771        430         188       1,503
Income before
  income taxes           9,564      14,640     15,921      13,325      53,450
Net income               5,764       8,740      9,621       8,125      32,250
Net income per share     $0.37       $0.55      $0.61       $0.49       $2.02
Homes sold               6,265       7,769      7,931       7,433      29,398
Commercial vehicles
  sold                     325         302        351         311       1,289

1994
Net sales             $119,033    $149,689   $160,349    $156,503    $585,574
Cost of sales          101,717     126,440    137,170     136,275     501,602
Selling, general
  and administrative
  expenses              10,908      12,395     12,175      14,554      50,032
Interest (income)
  expense, net             (78)        127        (48)       (151)       (150)
Income from continuing
  operations before
  income taxes           6,486      10,727     11,052       5,825      34,090
Income from continuing
  operations             4,786       7,927      8,152       4,325      25,190
Income from discontinued
  operations             1,908          -           -           -       1,908
Net income               6,694       7,927      8,152       4,325      27,098
Per share amounts:
Income from continuing
  operations              0.32        0.51       0.52        0.27        1.63
Income from discontinued
  operations              0.13           -          -           -        0.12
Net income                0.45        0.51       0.52        0.27        1.75
Per share amounts
  fully taxed (at 40%):
Income from continuing
  operations              0.26        0.41       0.42        0.22        1.32
Income from discontinued
  operations              0.12           -          -           -        0.12
Net income               $0.38       $0.41      $0.42       $0.22       $1.44
Homes sold               4,405       5,400      5,735       5,446      20,986
Commercial vehicles
  sold                     232         254        279         281       1,046

First quarter 1994 income from discontinued operations includes a one-time after-tax gain from the settlement of certain litigation. Fourth quarter 1994 selling, general and administrative expenses include a $2.7 million environmental provision ($0.13 per share, net of taxes).

Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding. Certain amounts, including net sales and cost of sales, have been reclassified to conform to current period presentation. Earnings per share have been restated for the effect of the two-for-one stock split.



                              INDEX TO EXHIBITS

Exhibit No.                     Description

   3.1      Restated Articles of Incorporation of the Registrant.

   3.2 Bylaws of the Registrant filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

   4.1      Article III of the Registrant's Restated Articles of
            Incorporation (defining the rights of the holders of shares of the authorized classes of the Registrant's capital stock)
            - included in the copy of the Registrant's Restated Articles of Incorporation filed as Exhibit 3.1 hereto.

   4.2 The Registrant has issued certain receivable-backed notes (the "Notes") pursuant to a Trust Indenture dated as of August 1, 1987 between CAC Funding Corporation, as issuer, and First of America Bank - Detroit, N.A., as trustee. The Notes do not exceed 10 percent of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Trust Indenture to the Commission upon request.

   4.3      Form of Rights Certificate filed as Exhibit 1 to the
            Registrant's Registration Statement on Form 8-A dated
            January 12, 1996 and incorporated herein by reference.

   4.4 Rights Agreement by and between the Registrant and Harris Trust and Savings Bank filed as Exhibit 2 to the Registrant's Registration Statement on Form 8-A dated
            January 12, 1996 and incorporated herein by reference.

  10.1 Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

  10.2 Champion Enterprises, Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference>

  10.3 Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

  10.4 Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

  10.5 Change in Control Severance Agreement dated as of April 12, 1991 between the Registrant and Louis M. Balius, filed as
            Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

  10.6 Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

  10.7 Letter Agreement dated March 15, 1994 between the Registrant and A. Jacqueline Dout, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

  10.8 Non-Qualified Stock Option Agreements dated April 18, 1994 between the Registrant and A. Jacqueline Dout, filed as
            Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

  10.9 Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

  10.10 Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

  10.11     Credit Agreement dated September 29, 1995 between the
            Registrant, Comerica Bank and The First National Bank of
            Chicago.

  10.12 First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan.

  10.13 First Amendment to the Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan.

  10.14 Champion Enterprises, Inc. 1990 Non-Qualified Stock Option Program, as amended.

  10.15 Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr.

  10.16 Nonqualified Stock Option Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr.

  10.17 Nonqualified Stock Option Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr.

  10.18 Performance Share Award Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr.

  10.19 Resignation and Consulting Agreement dated April 14, 1995 between the Registrant and James M. Gurch.

  10.20     Letter Agreement dated August 25, 1995 between the
            Registrant and Thomas J. Ensch.

  10.21 Change in Control and Covenant Not to Compete Agreement dated August 25, 1995 between the Registrant and Thomas J. Ensch.

  10.22 First Amendment, dated October 27, 1995, to Credit Agree-ment dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago.

  21.1      Subsidiaries of the Registrant.

  23.1      Consent of Price Waterhouse LLP.

  27.1      Financial Data Schedule.

  99.1 Proxy Statement for the Registrant's 1996 Annual Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.


Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above Exhibits to any shareholder upon written request addressed to the Public Relations Department, Champion Enterprises, Inc., 2701 University Drive, Suite 320, Auburn Hills, Michigan 48326.