Form 10-Q
period 1996-03-30
CHAMPION ENTERPRISES INC
filed 1996-05-10
CIK 814068

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ----          THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended March 30, 1996

                                 OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ----       THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ___________ to ___________


  Commission file number 1-9751




                      CHAMPION ENTERPRISES, INC.
    (Exact name of registrant as specified in its charter)


          MICHIGAN                            38-2743168
- --------------------------------------        ----------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


2701 University Drive, Suite 320, Auburn Hills, MI     48326
- --------------------------------------------------    ------
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

               Yes   X    No
                   -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  15,367,915 shares of the registrant's $1.00 par value Common
  Stock were outstanding as of April 23, 1996.



                     PART I. FINANCIAL INFORMATION

                       CHAMPION ENTERPRISES, INC.

                     Consolidated Income Statements
             (In Thousands, Except Per Share Amounts)


                                              13 Weeks Ended
                                            Mar. 30,      Apr. 1,
                                             1996          1995
                                            --------     --------

Net sales                                  $192,983     $170,323
                                            --------     --------

Cost of sales                               164,030      147,534

Selling, general and
   administrative expenses                   16,209       13,111
                                            --------     --------
                                            180,239      160,645
                                            --------     --------

Operating income                             12,744        9,678

Other income (expense):
   Interest income                              149          258
   Interest expense                            (338)        (372)
                                            --------     --------
Income before income taxes                   12,555        9,564

Income taxes                                  4,800        3,800
                                            --------     --------

Net income                                 $  7,755     $  5,764
                                            ========     ========

Net income per share                       $   0.47     $   0.37
                                            ========     ========

Weighted average shares outstanding          16,395       15,740
                                            ========     ========

Pro forma per share amounts adjusted
   for stock split effective
   May 31, 1996 (See Note 6)               $   0.24     $   0.18
                                            ========     ========




See accompanying Notes to Consolidated Financial Statements.




                      CHAMPION ENTERPRISES, INC.

                      Consolidated Balance Sheets
                (In Thousands, Except Par Value Amount)


                                 ASSETS
                                           Mar. 30,    Dec. 30,
                                             1996        1995
                                           --------    --------
CURRENT ASSETS
  Cash and cash equivalents                $ 11,002    $ 14,995
  Accounts receivable, trade                 52,333      35,973
  Inventories                                43,988      45,558
  Deferred taxes and other                   12,516      11,947
                                           --------    --------
    Total current assets                    119,839     108,473
                                           --------    --------
PROPERTY AND EQUIPMENT
  Cost                                       68,498      60,134
  Less-accumulated depreciation              21,842      20,744
                                           --------    --------
                                             46,656      39,390
                                           --------    --------
GOODWILL
  Cost                                       92,997      84,709
  Less-accumulated amortization               3,549       2,964
                                           --------    --------
                                             89,448      81,745
                                           --------    --------
OTHER ASSETS                                  6,307       6,331
                                           --------    --------
    Total assets                           $262,250    $235,939
                                           ========    ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                    $ 19,700    $      -
  Accounts payable                           39,017      33,791
  Accrued dealer discounts                   16,256      20,570
  Accrued compensation and payroll taxes     11,296      12,886
  Accrued warranty obligations               13,551      12,589
  Accrued insurance                           6,321       5,032
  Deferred portion of purchase price              -       8,900
  Other liabilities                          14,074      10,719
                                           --------    --------
    Total current liabilities               120,215     104,487
                                           --------    --------

LONG-TERM LIABILITIES                        21,988      18,349

SHAREHOLDERS' EQUITY
  Preferred stock, no par value,
    5,000 shares authorized,
    none issued                                   -           -
  Common stock, $1 par value, 30,000
    shares authorized, 15,349 and
    15,302 shares issued and
    outstanding, respectively                15,349      15,302
  Capital in excess of par value             29,823      30,698
  Retained earnings                          75,834      68,079
  Foreign currency translation adjustments     (959)       (976)
                                           --------    --------
    Total shareholders' equity              120,047     113,103
                                           --------    --------
    Total liabilities and shareholders'
      equity                               $262,250    $235,939
                                           ========    ========


See accompanying Notes to Consolidated Financial Statements.




                    CHAMPION ENTERPRISES, INC.

              Consolidated Statements of Cash Flows
                          (In Thousands)
                                               13 Weeks Ended
                                            Mar. 30,   Apr. 1,
                                              1996       1995
                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $  7,755   $  5,764
                                           --------   --------
Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
  Depreciation and amortization               1,822      1,383
  Increase/decrease, net of acquisitions:
    Accounts receivable                     (15,660)   (12,478)
    Inventories                               2,095     (5,349)
    Accounts payable                          4,714      6,586
    Accrued liabilities                          75      1,474
    Other, net                                  (51)       391
                                           --------   --------
    Total adjustments                        (7,005)    (7,993)
                                           --------   --------
Net cash provided by (used for)
  operating activities                          750     (2,229)
                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                 (5,526)   (36,189)
Proceeds on disposal of assets                   60          -
Additions to property and equipment          (7,763)    (2,330)
Deferred purchase price payment              (8,900)    (2,600)
                                           --------   --------
Net cash used for investing activities      (22,129)   (41,119)
                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank            19,700     28,700
Repayment of long-term debt                  (1,356)       (19)
Common stock issued, net                        163        397
Common stock repurchased                     (1,121)         -
                                           --------   --------
Net cash provided by financing activities    17,386     29,078
                                           --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS    (3,993)   (14,270)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                  14,995     23,027
                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $ 11,002   $  8,757
                                           ========   ========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                 $    755   $    312
  Income taxes                             $    680   $    186

SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Purchase price                              $  9,500  $ 47,576
Less:  Deferred portion of purchase price     (3,500)  (10,900)
       Cash acquired, net                       (841)     (814)
Plus:  Payoff of mortgage                        367         -
       Acquisition costs                           -       327
                                            --------  --------
                                            $  5,526  $ 36,189
                                            ========  ========

See accompanying Notes to Consolidated Financial Statements.




                      CHAMPION ENTERPRISES, INC.

               Notes to Consolidated Financial Statements

1. For each of the dates indicated, inventories consisted of the following (in thousands):
                                 Mar. 30,         Dec. 30,
                                     1996             1995
                                   -------          -------
        Raw materials              $24,856          $27,651
        Work-in-process              5,383            4,836
        Finished goods              13,749           13,071
                                   -------          -------
                                   $43,988          $45,558
                                   =======          =======

2. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due to state and foreign tax charges.

   The components of the income tax provisions for the 13 week periods ended March 30, 1996 and April 1, 1995 follows
   (dollars in thousands):


                                    Mar. 30,      Apr. 1,
                                      1996          1995
                                    -------       -------
   Statutory U.S. tax rate           $4,394        $3,347
   Increase in rate resulting from:
   Higher rates on earnings of
       foreign operations                41            46
   State taxes                          365           407
                                    -------       -------
   Total provision                   $4,800        $3,800
                                    =======       =======
   Effective tax rates                  38%           40%
                                    =======       =======

3. The per share amounts are calculated using the weighted average number of shares outstanding for each of the periods presented and includes common stock equivalents.


4. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.


5. On March 29, 1996 the registrant purchased the assets and assumed the liabilities of Grand Manor, Inc., a Georgia-based manufactured housing company. Prior year results are immaterial. The acquisition was accounted for using the purchase method and resulted in $8 million of goodwill. Subsequent to quarter end, on April 26, 1996 the registrant acquired all the outstanding common stock of Homes of Legend, Inc., an Alabama-based manufactured housing company and purchased the assets and assumed the liabilities of Legend Realty, Inc., a related company. The cost of the above transactions was approximately $33 million of which approximately $18.5 will be paid in 1996, and the balance over the next three years. Goodwill resulting from these acquisitions will be amortized over 40 years.


6. On April 29, 1996 the shareholders approved a proposal to increase the number of authorized shares of common stock to 75 million from 30 million. In addition, the Board of Directors approved a two-for-one split of the registrant's common stock to be distributed on May 31, 1996 to holders of record on May 16, 1996.


7. Certain amounts in the prior period's statements have been reclassified to conform to the current period's presentation.


                       CHAMPION ENTERPRISES, INC.

                  Management's Discussion and Analysis
                                   of
             Financial Condition and Results of Operations

  13 weeks ended March 30, 1996 versus 13 weeks ended April 1,
1995

Champion Enterprises, Inc. achieved record first quarter sales and net income in the quarter ended March 30, 1996. Pretax income increased 31% to $12.6 million as compared to $9.6 million in the prior year's first quarter. The increase in pretax income was the result of increased sales and margin improvements in both its manufactured housing and commercial vehicles operations. Sales grew 13% to $193 million in the first quarter of 1996 versus $170 million last year.

Net income for the quarter increased 35% to $7.8 million in 1996 from $5.8 million in 1995. The 35% increase in net income is greater than the growth in pretax income due to a lower estimated annual effective tax rate in 1996.

The following is a reconciliation of segment sales and segment income to operating income:

(In thousands)
                                    13 Weeks Ended
                                 Mar. 30,     Apr. 1,
                                   1996        1995
                                   --------  --------
Net sales:
Housing                            $178,842  $156,418
Commercial vehicles                  14,141    13,905
                                   --------  --------
Total net sales                    $192,983  $170,323
                                   ========  ========
Operating income:
Housing segment income             $ 13,622  $ 10,550
Commercial vehicles segment income      732       619
                                   --------  --------
Total segment income                 14,354    11,169

General corporate expenses            1,610     1,491
                                   --------  --------
Operating income                   $ 12,744  $  9,678
                                   ========  ========

Effective March 29, 1996 the Company acquired Grand Manor, Inc. in Thomasville, Georgia. Effective April 26, 1996 the registrant acquired Homes of Legend, Inc. in Boaz, Alabama. Both companies are producers of primarily customized manufactured homes. These acquisitions strengthen the Company's presence in key growth
Southeastern states.   The results of these acquired companies
will be included with the Company's results commencing in the second quarter. The Company also has three new manufactured housing plants under construction, one each in Alabama, Texas and Indiana, all of which should start up in mid-1996. Additionally, in April 1996 Grand Manor purchased a second facility which will be renovated to commence operations later in the year.


Manufactured Housing
(Sales and income in millions)
                         13 Weeks Ended
                       Mar. 30,    Apr. 1,          %
                        1996       1995          Change
                         ------    ------        ------
Net sales                $178.8    $156.4         14%
Segment income            $13.6     $10.6         29%
Segment margin %           7.6%      6.7%
Homes sold                7,066     6,265         13%
Average price           $25,300   $25,000          1%

Sales increased over last year despite adverse weather conditions that caused sporadic disruptions of production and shipping. Sales increased 14% due to a 13% increase in unit shipments and a slight increase in average selling price per home, attributable to an increase in sales of multi-section homes. The multi-section mix in the first quarter was 56% versus 52% in 1995's first quarter. The first quarter of 1996 included the results of Chandeleur Homes, Inc. and Crest Ridge Homes, Inc. for three months versus only two months in 1995, due to the acquisition of those companies on February 3, 1995. Chandeleur and Crest Ridge contributed sales of $8.1 million and unit shipments of 439 for the month of January 1996. The registrant's 1996 first quarter U.S. market share based on homes sold was approximately 8.2%.

Segment income increased primarily due to higher sales volume and improved margins. Improved margins resulted principally from reduced material costs partially offset by higher segment general and administrative costs related to sales incentive programs. Chandeleur and Crest Ridge added $0.6 million of income to January 1996 results.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for housing at the end of the quarter totaled $42 million, which is 24% higher than a year ago.


Commercial Vehicles
(Sales and income in millions)

                            13 Weeks Ended
                       Mar. 30,    Apr. 1,       %
                         1996      1995       Change
                         ------     -----     ------
Net sales                 $14.1     $13.9       2%
Segment income             $0.7      $0.6      18%
Segment margin %           5.2%      4.5%
Vehicles sold               246       325     (24%)
Average price           $57,500   $42,800      34%

The commercial vehicles segment produced and sold fewer, but larger buses in the first quarter of 1996 as compared to the first quarter of 1995. As a result, there was a significant increase in the average selling price per vehicle as well as a significant improvement in margins.

As of the end of the quarter, the commercial vehicles segment had unfilled orders of approximately $15 million, 50% higher than last year and $10 million greater than at the end of January
1996.


Other Expenses and Income Taxes
(Dollars in millions)
                            13 Weeks Ended
                            Mar. 30,    Apr. 1,       %
                             1996       1995        Change
                            -------     ------      ------
General corporate expenses   $1.6       $1.5          8%
Interest expense, net        $0.2       $0.1
Income taxes                 $4.8       $3.8         26%
Effective income tax rate     38%        40%

General corporate expenses increased because of higher professional fees. Net interest expense increased in 1996 due to lower interest income, which resulted from a reduction in short-term investments due to greater capital expenditures associated with the construction of new plants and other plant expansions. Income tax expense in 1996 increased due to higher pretax earnings partially offset by a lower effective tax rate due to reduced state and foreign income taxes.


               Manufactured Housing Industry Outlook

Industry wholesale unit shipments of manufactured homes increased 7% in the first quarter of 1996 compared to the first quarter of 1995, following annual increases of 12% in 1995 and 20% or more in 1994, 1993 and 1992 according to the Manufactured Housing Institute (MHI), an industry trade association. Management estimates a 6-8% increase in industry shipments in 1996.

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


                 Liquidity and Capital Resources

Cash balances totaled $11 million at March 30, 1996, a reduction
of $4 million from year end.   During the quarter, $0.8 million
of cash was generated from operations, $14.4 million was used for acquisition related payments, $7.8 million for capital improvements and $1.1 million for common stock repurchases.
These common stock repurchases were part of a $10 million program which began last year and for which $3 million has been expended through March 30, 1996. These expenditures were funded by borrowings on the Company's line of credit.

Accounts receivable and payable increased significantly during the quarter due to higher sales in March 1996 as compared to December 1995, and the inclusion of Grand Manor which was acquired on March 29, 1996. Accrued dealer discounts decreased during the quarter due to payments made under annual programs.

The Company has a $70 million unsecured bank line of credit, which expires on September 29, 1998, and includes $10 million of availability to cover letters of credit. The Company had bank borrowings of $20 million outstanding at March 30, 1996. At quarter end, the Company had $7 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

In April 1996, $13.5 million was used to acquire Homes of Legend and to purchase a second plant for Grand Manor. Additional borrowings are anticipated during 1996 for the completion of the three plants that are under construction and other planned plant expansions and for seasonal working capital needs. The registrant plans to spend a total of at least $25 million on capital expenditures during 1996. This amount includes the cost of the recently announced project to acquire land and construct a seventh plant for Dutch Housing, Inc.

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


                       PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


  (a)  None.

  (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 30, 1996.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CHAMPION ENTERPRISES, INC.

                              By:/s/A. JACQUELINE DOUT
                                    A. Jacqueline Dout
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)




                              And:/s/RICHARD HEVELHORST
                                     Richard Hevelhorst
                                     Controller (Principal
                                     Accounting Officer)




Dated:  May 9, 1996