Form 10-Q
period 1996-06-29
CHAMPION ENTERPRISES INC
filed 1996-08-09
CIK 814068

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

(Mark one)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ____     THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended June 29, 1996

                                OR

  ____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ____________ to ____________


                  Commission file number 1-9751




                   CHAMPION ENTERPRISES, INC.
      (Exact name of registrant as specified in its charter)


         MICHIGAN                             38-2743168
- -----------------------------              -----------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


2701 University Drive, Suite 320, Auburn Hills, MI   48326
- --------------------------------------------------  -------
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

     30,928,288 shares of the registrant's $1.00 par value Common
Stock were outstanding as of July 26, 1996.

                     PART I.  FINANCIAL INFORMATION


                       CHAMPION ENTERPRISES, INC.

                     Consolidated Income Statements
                (In Thousands, Except Per Share Amounts)


                         13 Weeks Ended         26 Weeks Ended
                       -------------------   --------------------
                        June 29,   July 1,    June 29,  July 1,
                          1996       1995       1996     1995
                        --------   --------   --------  --------
 Net sales              $256,625   $206,594   $449,608  $376,917
                        --------   --------   --------  --------

 Cost of sales           215,275    174,355    379,305   321,889

 Selling, general,
   and administrative
   expenses               21,615     16,828     37,824    29,939
                        --------   --------   --------  --------
                         236,890    191,183    417,129   351,828
                        --------   --------   --------  --------
 Operating income         19,735     15,411     32,479    25,089

 Other income (expense):
   Interest income           123        133        272       391
   Interest expense         (659)      (904)      (997)   (1,276)
                        --------   --------   --------  --------
 Income before income
  taxes                   19,199     14,640     31,754    24,204

 Income taxes              7,400      5,900     12,200     9,700
                        --------   --------   --------  --------

 Net income             $ 11,799   $  8,740   $ 19,554  $ 14,504
                        ========   ========   ========  ========

 Net income per share
   (See Note 4)         $   0.35   $   0.28   $   0.59  $   0.46
                        ========   ========   ========  ========

 Weighted average shares
   outstanding            33,462     31,636     33,126    31,558
                        ========   ========   ========  ========



 See accompanying Notes to Consolidated Financial Statements.




                       CHAMPION ENTERPRISES, INC.

                      Consolidated Balance Sheets
                (In Thousands, Except Par Value Amount)


                                 ASSETS
                                          June 29,   Dec. 30,
                                           1996        1995
CURRENT ASSETS                           --------    --------
  Cash and cash equivalents              $  8,859    $ 14,995
  Accounts receivable, trade               65,527      35,973
  Inventories                              58,066      45,558
  Deferred taxes and other                 13,942      11,947
                                         --------    --------
      Total current assets                146,394     108,473
                                         --------    --------
PROPERTY AND EQUIPMENT
  Cost                                     86,339      60,134
  Less-accumulated depreciation            23,161      20,744
                                         --------    --------
                                           63,178      39,390
                                         --------    --------
GOODWILL
  Cost                                    110,464      84,709
  Less-accumulated amortization             4,264       2,964
                                         --------    --------
                                          106,200      81,745
                                         --------    --------
OTHER ASSETS                                8,016       6,331
                                         --------    --------
      Total assets                       $323,788    $235,939
                                         ========    ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                  $ 30,100    $      -
  Accounts payable                         57,849      33,791
  Accrued dealer discounts                 14,542      20,570
  Accrued compensation and payroll
   taxes                                   16,878      12,886
  Accrued warranty obligations             15,106      12,589
  Accrued insurance                         6,825       5,032
  Deferred portion of purchase price        5,700       8,900
  Other liabilities                        10,052      10,719
                                         --------    --------
      Total current liabilities           157,052     104,487
                                         --------    --------
LONG-TERM LIABILITIES                      32,612      18,349

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                     -           -
  Common stock, $1 par value, 1996-75,000
    shares authorized, 30,957 issued and
    outstanding; 1995-30,000 shares
    authorized, 15,302 issued and
    outstanding (See Note 4)               30,957      15,302
  Capital in excess of par value           16,508      30,698
  Retained earnings                        87,633      68,079
  Foreign currency translation
     adjustments                             (974)       (976)
                                         --------    --------
      Total shareholders' equity          134,124     113,103
                                         --------    --------
      Total liabilities and
        shareholders' equity             $323,788    $235,939
                                         ========    ========

See accompanying Notes to Consolidated Financial Statements.





                    CHAMPION ENTERPRISES, INC.

              Consolidated Statements of Cash Flows
                          (In Thousands)
                                              26 Weeks Ended
                                           --------------------
                                             June 29,   July 1,
                                              1996       1995
CASH FLOWS FROM CONTINUING OPERATING        --------   --------
  ACTIVITIES:
Net income                                  $ 19,554   $ 14,504
                                            --------   --------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization                3,956      2,975
  Increase/decrease, net of acquisitions:
    Accounts receivable                      (23,716)   (14,745)
    Inventories                               (9,945)    (5,705)
    Accounts payable                          20,010      4,182
    Accrued liabilities                       (2,308)       791
    Other, net                                   617       (492)
                                            --------   --------
    Total adjustments                        (11,386)   (12,994)
                                            --------   --------
 Net cash provided by operating activities     8,168      1,510
                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                 (15,969)   (38,228)
Additions to property and equipment          (18,716)    (4,278)
Deferred purchase price payment               (8,900)    (2,600)
Proceeds on disposal of assets                    74          -
                                            --------   --------
Net cash used for investing activities       (43,511)   (45,106)
                                            --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank             30,100     31,034
Repayment of long-term debt                   (1,475)       (48)
Common stock issued, net                         703        651
Common stock repurchased                      (1,121)      (938)
Tax benefit of stock options                   1,000          -
                                            --------   --------
Net cash provided by financing activities     29,207     30,699
                                            --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS     (6,136)   (12,897)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                   14,995     23,027
                                            --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  8,859   $ 10,130
                                            ========   ========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                  $  1,168   $  1,097
  Income taxes                                13,541      9,572


SCHEDULE OF CASH USED FOR ACQUISITIONS:
Purchase price                              $ 35,500   $ 47,600
Less: Deferred portion of purchase price     (17,000)    (8,900)
      Cash acquired, net                      (4,444)      (799)
Plus: Payment of mortgage                      1,547          -
      Acquisition costs                          366        327
                                            --------   --------
                                            $ 15,969   $ 38,228
                                            ========   ========


See accompanying Notes to Consolidated Financial Statements.



                       CHAMPION ENTERPRISES, INC.

               Notes to Consolidated Financial Statements

1. For each of the dates indicated, inventories consisted of the following (in thousands):
                                    June 29,         Dec. 30,
                                      1996             1995
                                    -------          -------
     Raw materials                  $35,967          $27,651
     Work-in-process                  5,657            4,836
     Finished goods                  16,442           13,071
                                    -------          -------
                                    $58,066          $45,558
                                    =======          =======

2. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due to state and foreign tax charges.

     The components of the income tax provisions for the 26 week periods ended June 29, 1996 and July 1, 1995 follows
     (dollars in thousands):

                                        June 29,      July 1,
                                          1996         1995
                                        -------       -------
     Statutory U.S. tax rate            $11,114       $ 8,471
     Increase in rate resulting from:
     Higher rates on earnings of
       foreign operations                   110           111
     State taxes                            976         1,118
                                        -------       -------
     Total provision                    $12,200       $ 9,700
                                        =======       =======
     Effective tax rates                    38%           40%
                                        =======       =======

3. On March 29, 1996 the registrant purchased the assets and assumed certain liabilities of Grand Manor, Inc., a Georgia-based manufactured housing company. On April 26, 1996 the registrant acquired all the outstanding common stock of Homes of Legend, Inc., an Alabama-based manufactured housing company, and purchased the assets and assumed certain liabilities of Legend Realty, Inc., a related company. The combined cost of these transactions was approximately $35.5 million, $18.5 million was paid at closing, $2.5 million was paid in July 1996 and the balance will be paid over the next three years. These acquisitions were accounted for using the purchase method and resulted in $25.7 million of goodwill, which is being amortized over 40 years. The registrant's results include these acquisitions from the respective purchase dates.

     Summarized below are the unaudited pro forma combined results of operations for the 13 and 26 week periods ended June 29, 1996 and July 1, 1995 assuming the Grand Manor and Homes of Legend acquisitions had taken place at the beginning of each respective fiscal year. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. Further, the pro forma income should not be taken as indicative of earnings for a full year.

     (In thousands, except per share amounts)

                         13 Weeks Ended        26 Weeks Ended
                      ------------------    ------------------
                       June 29,   July 1,   June 29,   July 1,
                        1996       1995      1996       1995
                      --------   --------  --------   --------
      Net sales       $263,707   $227,747  $483,219   $417,350
                      ========   ========  ========   ========
      Income before
       income taxes   $ 19,389   $ 15,105  $ 33,090   $ 24,897

      Income taxes       7,500      6,000    12,700     10,000
                      --------   --------  --------   --------
      Net income      $ 11,889   $  9,105  $ 20,390   $ 14,897
                      ========   ========  ========   ========
      Net income
        per share     $   0.36   $   0.29  $   0.62   $   0.47
                      ========   ========  ========   ========


4. On April 29, 1996 the shareholders approved a proposal to increase the number of authorized shares of common stock to 75 million from 30 million. In addition, the Board of Directors approved a two-for-one split of the registrant's common stock effective May 31, 1996 to holders of record on May 16, 1996.

5. The per share amounts are calculated using the weighted average number of shares outstanding for each of the periods presented and includes common stock equivalents. Earnings per share amounts and weighted average shares outstanding for all periods presented, including pro forma amounts, have been adjusted for the stock split.

6. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Such adjustments consisted of normal recurring items except for the restructuring charge recorded during 1996 as discussed on page 7 of this Form 10-Q. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

7. Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.




                    CHAMPION ENTERPRISES, INC.

               Management's Discussion and Analysis
                                of
          Financial Condition and Results of Operations

               13 and 26 weeks ended June 29, 1996
            versus 13 and 26 weeks ended July 1, 1995

Champion Enterprises, Inc. achieved record second quarter sales and net income in the quarter ended June 29, 1996. Sales grew 24% to $257 million in 1996 versus $207 million last year. Pretax income increased 31% to $19.2 million as compared to $14.6 million in the prior year's comparable quarter. Net income for the quarter increased 35% to $11.8 million from $8.7 million in 1995. Income increased as a result of higher sales volume, margin improvements in both the manufactured housing and commercial vehicles operations and inclusion of recent acquisitions. The current quarter includes a $1.5 million pretax restructuring charge at Champion Home Builders Co., the registrant's largest subsidiary, to reassign certain functions to a decentralized structure consistent with the registrant's other subsidiaries. Three new manufactured housing plants, one each in Alabama, Indiana and Texas, were opened during the quarter.

For the year-to-date period, net income was $19.6 million, rising 35% from $14.5 million reported last year. Pretax income reached $31.8 million, up from $24.2 million reported a year ago, for a 31% increase. The 35% increase in net income is greater than the growth in pretax income due to a lower estimated annual effective tax rate in 1996. Net sales for the 26 weeks rose 19% to $450 million from $377 million.

The following is a reconciliation of segment sales and segment income to operating income (in thousands):

                      13 Weeks Ended          26 Weeks Ended
                   -------------------     ------------------
                    June 29,    July 1,     June 29,  July 1,
                     1996       1995         1996      1995
                   --------   --------     --------  --------
Net sales:
Housing            $241,963   $193,415     $420,805  $349,833
Commercial vehicles  14,662     13,179       28,803    27,084
                   --------   --------     --------  --------
Total net sales    $256,625   $206,594     $449,608  $376,917
                   ========   ========     ========  ========
Operating income:
Housing segment
  income           $ 20,883   $ 16,230     $ 34,505  $ 26,780
Commercial vehicles
  segment income        752        639        1,484     1,258
                    --------   --------    --------  --------
Total segment
  income             21,635     16,869       35,989    28,038

General corporate
  expenses            1,900      1,458        3,510     2,949
                    --------   --------     --------  -------
Operating income   $ 19,735   $ 15,411     $ 32,479  $ 25,089
                   ========   ========     ========  ========

Effective March 29, 1996 the Company acquired Grand Manor, Inc. in Thomasville, Georgia. Effective April 26, 1996 the registrant acquired Homes of Legend, Inc. in Boaz, Alabama. Both companies are producers of primarily customized manufactured homes. These acquisitions strengthen the Company's presence in key growth
Southeastern states.   The results of these companies are
included with the registrant's results commencing in the second quarter. The three new housing plants opened during the quarter and recent acquisitions brings the total number of housing plants in operation to 30, up from 23 at the end of last year. In addition, in April 1996 Grand Manor purchased a second facility to commence operations later in the year and Dutch Housing, Inc. will construct a new plant to be opened early in 1997.



Manufactured Housing

(Sales and income in millions)

                    13 Weeks Ended            26 Weeks Ended
                ----------------------    ------------------------
                June 29,   July 1,  %     June 29,   July 1,   %
                 1996       1995   Chg.    1996      1995     Chg.
                -------   ------- ----    -------   -------  ----
Net sales        $242.0    $193.4   25%    $420.8    $349.8   20%
Segment income     20.9      16.2   29%      34.5      26.8   29%
Segment margin %   8.6%      8.4%            8.2%      7.7%
Homes sold        9,537     7,769   23%    16,603    14,034   18%
Average price   $25,400   $24,900    2%   $25,300   $24,900    2%


For the 13 week period ended June 29, 1996, manufactured housing revenues increased 25% due to a 23% increase in unit shipments and a slight increase in average selling price per home, attributable to an increase in sales of multi-section homes. The multi-section mix in the second quarter was 56% versus 55% in 1995's comparable period. Grand Manor and Homes of Legend added $22 million to revenues and 971 units during the quarter.

During the year-to-date period, segment sales rose 20% and shipments increased 18%. U.S. shipments were 16,115 units and the multi-section mix improved to 57% from 53% a year ago. Market share for the period based on homes sold was approximately 8.9%.

Segment income for the quarter and year-to-date periods increased primarily due to higher sales volume and improved margins.
Improved margins resulted principally from reduced material costs partially offset by higher segment general and administrative costs and the restructuring charge. Grand Manor and Homes of Legend added $1.9 million of income to second quarter and year-to-date results.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for housing at June 29, 1996 totaled approximately $85 million. Excluding recent acquisitions, unfilled orders were 6% higher than a year ago.


Commercial Vehicles

(Sales and income in millions)

                    13 Weeks Ended            26 Weeks Ended
               -----------------------   -----------------------
               June 29,  July 1,   %     June 29,  July 1,    %
                 1996      1995    Chg.   1996      1995    Chg.
               -------   -------  ----   -------   -------  ----
Net sales      $  14.7    $ 13.2   11%   $  28.8  $  27.1    6%
Segment income $   0.8    $  0.6   18%   $   1.5  $   1.3   18%
Segment
  margin %        5.1%      4.8%            5.2%     4.6%
Vehicles sold      320       302    6%       566      627  (10)%
Average price  $45,800   $43,600    5%   $50,900  $43,200   18%

The commercial vehicles segment produced and sold fewer, but larger buses in the first half of 1996, particularly in the first quarter, as compared to the same period last year. Increased sales of these larger buses reduced chassis costs as a percent of sales and resulted in a significant increase in the average selling price per vehicle.

As of the end of the quarter, the commercial vehicles segment had unfilled orders of approximately $22 million, 77% higher than a year ago.


Other Expenses and Income Taxes

(Dollars in millions)

                    13 Weeks Ended             26 Weeks Ended
               -----------------------   -----------------------
               June 29,   July 1,   %    June 29,  July 1,   %
                 1996      1995    Chg.     1996    1995    Chg.
               --------   -------  ----  --------  -------  ----

General
  corporate
  expenses      $1.9       $1.5    30%     $3.5     $2.9     19%
Interest
  expense,
  net           $0.5       $0.8  (30)%     $0.7     $0.9   (18)%
Income taxes    $7.4       $5.9    25%    $12.2     $9.7     26%
Effective
  income
  tax rate      38.5%      40.3%           38.4%    40.1%

For the three and six months ended June 29, 1996, general corporate expenses increased because of higher professional fees. Net interest expense decreased in 1996 due to reduced average borrowings and lower interest rates. Income tax expense in 1996 increased due to higher pretax earnings, partially offset by a lower effective tax rate due to reduced state and foreign income taxes.


               Manufactured Housing Industry Outlook

Industry wholesale unit shipments of manufactured homes increased
9.5% through June 1996, following annual increases of 12% in 1995 and 20% or more in 1994, 1993 and 1992 according to the Manufactured Housing Institute (MHI), an industry trade association.

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

The Company's goal over the next three years is to achieve a minimum compound annual growth in earnings per share of 20%, with 1995 results as the base year. The goal stated in the preceding sentence is a forward-looking statement within the meaning of the Securities Exchange Act of 1934 and is subject to the safe harbor created by that statute. This goal is based on the growth in the manufactured housing industry to date, the registrant's increased manufacturing capacity, its increased number of independent dealer locations, continued market share improvement and its acquisitions. This goal is also based on a number of assumptions, many of which are beyond the Company's control, including continued growth in both the manufactured housing industry and the overall general economy, only modest changes in interest rates and continued availability of municipal funding for commercial vehicles. There can be no assurance that these assumptions will prove accurate and actual results may differ substantially from this goal.


                  Liquidity and Capital Resources

Cash balances totaled $8.9 million at June 29, 1996, a reduction
of $6.1 million from December 30, 1995.   For the six-month
period, $8.2 million of cash was generated from operations, $24.9 million was used for acquisition related payments, $18.7 million for capital improvements, $1.5 million for debt repayments and $1.1 million for common stock repurchases. These stock repurchases were part of a $10 million program which began last year and for which $4.2 million has been expended through July 1996. At quarter end the registrant had $30.1 million of borrowings outstanding.

Accounts receivable and payable and inventories increased significantly during the year-to-date period due to higher sales in June 1996 as compared to December 1995, increased production levels and the inclusion of Grand Manor, Inc. and Homes of Legend, Inc. which were recently acquired. Accrued dealer discounts decreased due to payments made under annual programs. Long-term liabilities increased because of the acquisitions and includes $11.3 million of deferred purchase price.

The Company has a $70 million unsecured bank line of credit, which expires on September 29, 1998, and includes $10 million of availability to cover letters of credit. At June 29, 1996 the Company had $7.1 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

The registrant plans to spend at least $25 million on capital expenditures during 1996, $18.7 million of which has been expended through June. This amount includes the cost of the project to acquire land and construct a seventh plant for Dutch Housing, Inc.

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




                       PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On April 29, 1996 the registrant held its 1996 Annual
Meeting of Shareholders at which the following matters were submitted to a vote of security holders and results of which were as follows:

     1.   Election of Directors

              Nominee               Votes For    Votes Withheld
          Walter R. Young, Jr.      12,248,878    1,217,529
          Robert W. Anestis         12,249,456    1,216,951
          Selwyn Isakow             12,249,396    1,217,011
          George R. Mrkonic         12,249,304    1,217,103
          Johnson S. Savary         12,248,836    1,217,571
          Carl L. Valdiserri        12,249,304    1,217,103

     2.   Proposal to Amend the Restated Articles of
          Incorporation to Increase the Number of Authorized
          Shares of Common Stock.

               Votes For - 10,446,294
               Votes Against - 2,952,040
               Votes Withheld/Abstentions - 68,073
               Nonvotes-None

     3.   Proposal to Amend the 1995 Stock Option and Incentive
          Plan.

               Votes For - 10,361,735
               Votes Against - 2,797,788
               Votes Withheld/Abstentions - 181,883
               Nonvotes - 125,001


Item 6. Exhibits and Reports on Form 8-K.

  (a)     The following exhibit is filed as part of this report.

      Exhibit No.                   Description

         3.1 Amendment to Restated Articles of Incorporation of the Registrant.

         27    Financial Data Schedule

  (b) A report on Form 8-K, dated April 4, 1996, was filed by the registrant during the quarter ended for which this Report is filed; such Report contained information under Item 5 (Other Events) and included as an Exhibit under Item 7 a copy of a press release issued by the registrant.

          A report on Form 8-K, dated April 26, 1996, was filed by the registrant during the quarter ended for which this Report is filed; such Report contained information under Item 2 (Acquisition or Disposition of Assets) and included as an Exhibit under Item 7 a copy of a press release issued by the registrant.

          A report on Form 8-K/A was filed on July 10, 1996 to amend Form 8-K dated April 26, 1996 and included under
          Item 7 financial statements of businesses acquired and pro forma financial information.




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




Dated:  August 8, 1996