Form 10-Q
period 1996-09-28
CHAMPION ENTERPRISES INC
filed 1996-11-07
CIK 814068

FORM 10-Q


            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended September 28, 1996

                                OR

  _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ____________ to ____________


  Commission file number 1-9751




                   CHAMPION ENTERPRISES, INC.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


         MICHIGAN                             38-2743168
----------------------------------         -----------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


2701 University Drive, Suite 320, Auburn Hills, MI   48326
----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code:(810)340-9090


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

         47,542,093 shares of the registrant's $1.00 par value
Common Stock were outstanding as of November 1, 1996.




                     PART I. FINANCIAL INFORMATION

                       CHAMPION ENTERPRISES, INC.

                     Consolidated Income Statements
                (In Thousands, Except Per Share Amounts)

                                       13 Weeks Ended         39 Weeks Ended
                                    --------------------    -------------------
                                    Sept. 28,   Sept. 30,   Sept. 28,  Sept. 30,
                                      1996        1995         1996      1995
                                    --------    --------    --------   --------

 Net sales                          $273,766    $215,141    $723,374   $592,058
                                    --------    --------    --------   --------


 Cost of sales                       231,219     182,753     610,524    504,642

 Selling, general, and
   administrative expenses            20,516      16,037      58,340     45,976
                                    --------    --------    --------   --------
                                     251,735     198,790     668,864    550,618
                                    --------    --------    --------   --------

 Operating income                     22,031      16,351      54,510     41,440

 Other income (expense):
   Interest income                       194         179         466        570
   Interest expense                     (640)       (609)     (1,637)    (1,885)
                                    --------    --------    --------   --------

 Income before income taxes           21,585      15,921      53,339     40,125

 Income taxes                          8,300       6,300      20,500     16,000
                                    --------    --------    --------   --------

 Net income                         $ 13,285    $  9,621    $ 32,839   $ 24,125
                                    ========    ========    ========   ========


 Net income per share
   (See Note 5)                     $   0.40    $   0.30    $   0.99   $   0.76
                                    ========    ========    ========   ========

 Weighted average shares
   outstanding (See Note 5)           33,484      31,650      33,246     31,588
                                    ========    ========    ========   ========


 See accompanying Notes to Consolidated Financial Statements.



                      CHAMPION ENTERPRISES, INC.

                      Consolidated Balance Sheets
                (In Thousands, Except Par Value Amount)

                                ASSETS

                                      Sept. 28,   Dec. 30,
                                        1996        1995
                                      --------    -------
CURRENT ASSETS
  Cash and cash equivalents           $  8,214    $ 14,995
  Accounts receivable, trade            63,943      35,973
  Inventories                           57,573      45,558
  Deferred taxes and other              15,463      11,947
                                      --------    --------
      Total current assets             145,193     108,473
                                      --------    --------
PROPERTY AND EQUIPMENT
  Cost                                  92,875      60,134
  Less-accumulated depreciation         24,741      20,744
                                      --------    --------
                                        68,134      39,390
                                      --------    --------

GOODWILL
  Cost                                 110,670      84,709
  Less-accumulated amortization          5,001       2,964
                                      --------    --------
                                       105,669      81,745
                                      --------    --------

OTHER ASSETS                             7,034       6,331
                                      --------    --------
      Total assets                    $326,030    $235,939
                                      ========    ========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank               $ 11,000    $      -
  Accounts payable                      58,711      33,791
  Accrued dealer discounts              20,671      20,570
  Accrued compensation and
     payroll taxes                      17,412      12,886
  Accrued warranty obligations          15,719      12,589
  Accrued insurance                      7,794       5,032
  Deferred portion of purchase price     3,200       8,900
  Other liabilities                     10,641      10,719
                                      --------    --------
      Total current liabilities        145,148     104,487
                                      --------    --------
LONG-TERM LIABILITIES                   32,780      18,349

SHAREHOLDERS' EQUITY
  Preferred stock, no par value,
    5,000 shares
    authorized, none issued                  -           -
  Common stock, $1 par value,
    1996-75,000 shares authorized,
    31,016 issued and outstanding;
    1995-30,000 shares authorized,
    15,302 issued and outstanding
    (See Note 4)                        31,016      15,302
  Capital in excess of par value        17,136      30,698
  Retained earnings                    100,918      68,079
  Foreign currency translation
    adjustments                           (968)       (976)
                                      --------    --------
      Total shareholders' equity       148,102     113,103
                                      --------    --------
      Total liabilities and
      shareholders' equity            $326,030    $235,939
                                      ========    ========


See accompanying Notes to Consolidated Financial Statements.






                    CHAMPION ENTERPRISES, INC.

              Consolidated Statements of Cash Flows
                          (In Thousands)

                                                         39 Weeks Ended
                                                       Sept. 28,  Sept 30,
                                                         1996       1995
                                                       --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 32,839   $ 24,125
                                                       --------   --------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                           6,423      4,535
  Increase/decrease, net of acquisitions:
    Increase in accounts receivable                     (22,661)   (14,917)
    Increase in inventories                              (9,452)    (3,730)
    Increase in accounts payable                         20,872      6,157
    Increase in accrued liabilities                       6,552      6,866
    Other, net                                            1,472        957
                                                       --------   --------
    Total adjustments                                     3,206       (132)
                                                       --------   --------
Net cash provided by operating activities                36,045     23,993
                                                       --------   --------
CASH FLOWS FROM DISCONTINUED ACTIVITIES:
Decrease in net assets of discontinued operations           400        626
                                                       --------   --------
Net cash provided by discontinued activities                400        626
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                            (19,520)   (38,228)
Additions to property and equipment                     (25,223)    (5,732)
Deferred purchase price payment                          (8,900)    (2,600)
Proceeds on disposal of assets                               88        276
                                                       --------   --------
Net cash used for investing activities                  (53,555)   (46,284)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank                        11,000      8,134
Repayment of long-term debt                              (1,513)      (150)
Common stock issued, net                                  1,407      1,081
Common stock repurchased                                 (2,265)    (1,924)
Tax benefit of stock options                              1,700        800
                                                       --------   --------
Net cash provided by financing activities                10,329      7,941
                                                       --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (6,781)   (13,724)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                              14,995     23,027
                                                       --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  8,214   $  9,303
                                                       ========   ========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                             $  1,702   $  1,679
  Income taxes                                         $ 19,960   $ 15,513


SCHEDULE OF CASH USED FOR ACQUISITIONS:
Purchase price                                         $ 35,500   $ 47,600
Less:  Deferred portion of purchase price               (14,500)    (8,900)
       Cash acquired, net                                (4,444)      (799)
Plus:  Payment of mortgage                                1,547          -
       Acquisition and merger costs                       1,417        327
                                                       --------   --------
                                                       $ 19,520   $ 38,228
                                                       ========   ========


See accompanying Notes to Consolidated Financial Statements.





                       CHAMPION ENTERPRISES, INC.

               Notes to Consolidated Financial Statements

1. Subsequent to quarter end, on October 24, 1996 Redman Industries, Inc. (Redman) was merged with and into the registrant and became a wholly owned subsidiary of the registrant. In the merger each Redman share issued and outstanding immediately prior to the merger was converted into the right to receive 1.24 shares of Champion Enterprises, Inc.'s common stock. The registrant issued approximately 16.5 million shares of its common stock to effect the merger, which was accounted for as a pooling of interests. The financial statements and related notes included in this Form 10-Q exclude the effects of the merger.

     Prior to the merger, Redman used a fiscal year ending on the Friday nearest the end of March. Accordingly, the following pro forma 1995 financial statements combine the registrant's three and nine months ended September 30, 1995 with Redman's three and nine months ended December 29, 1995. The pro forma 1996 financial statements combine the registrant's three and nine months ended September 28, 1996 with Redman's three and nine months ended September 27, 1996.

     Summarized below are the unaudited pro forma combined results of operations for the 13 and 39 week periods ended September 28, 1996 and September 30, 1995 assuming the Redman merger and Champion's 1996 acquisitions (See Note 8) had taken place at the beginning of each respective fiscal year. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the transactions been completed when assumed. Further, the pro forma income should not be taken as indicative of earnings for a full year.



(In thousands, except per share amounts)

                               13 Weeks Ended            39 Weeks Ended
                            --------------------     ----------------------
                            Sept. 28,   Sept. 30,    Sept. 28,    Sept. 30,
                              1996        1995          1996         1995
                            --------    --------     ----------   ----------

Net sales                   $447,111    $394,013     $1,252,112   $1,122,571
                            ========    ========     ==========   ==========
Income before
  income taxes              $ 33,666    $ 27,623     $   89,479   $   73,040

Income taxes                  13,192      11,158         35,281       29,674
                            --------    --------     ----------   ----------

Net income                  $ 20,474    $ 16,465     $   54,198   $   43,366
                            ========    ========     ==========   ==========
    Net income per share    $   0.41    $   0.33     $     1.08   $     0.88
                            ========    ========     ==========   ==========


Merger Costs and Expenses

     In connection with the merger, the registrant will record approximately $25 million of non-recurring merger charges ($18.6 million net of income taxes, or $0.37 per share) in the fourth quarter ended December 28, 1996, the quarter the merger was consummated. Of these charges approximately 40% are investment banking, legal and accounting fees, approximately 25% are reserves against costs triggered by change in control provisions contained in employment agreements with certain executives of Redman and the remainder are other costs associated with combining and realigning the operations of the two companies. These charges are not reflected in the pro forma financial information because they are non-recurring charges directly associated with the merger. As of September 28, 1996 approximately $1 million of merger costs had been paid or accrued by the registrant and are included in other current assets.


2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                   Sept. 28,        Dec. 30,
                                     1996            1995
                                   --------         -------
     Raw materials                 $34,376          $27,651
     Work-in-process                 5,685            4,836
     Finished goods                 17,512           13,071
                                   -------          -------
                                   $57,573          $45,558
                                   =======          =======

3. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due to state and foreign tax charges.

     The components of the income tax provisions for the 39 week periods ended September 28, 1996 and September 30, 1995 follow (dollars in thousands):

                                           Sept. 28,   Sept. 30,
                                             1996        1995
                                           --------    --------

     Statutory U.S. tax rate               $18,700     $14,000
     Increase in rate resulting from:
     Higher rates on earnings of foreign
       operations                              150         400
     State taxes                             1,650       1,600
                                           -------     -------
     Total provision                       $20,500     $16,000
                                           =======     =======

     Effective tax rates                        38%         40%
                                           =======     =======

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


6. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Such adjustments consisted of normal recurring items except for the restructuring charge recorded during the second quarter of 1996 as discussed on page 8 of this Form 10-Q. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.


7. Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.


8. On March 29, 1996 the registrant purchased the assets and assumed certain liabilities of Grand Manor, Inc., a Georgia-based manufactured housing company. On April 26, 1996 the registrant acquired all the outstanding common stock of Homes of Legend, Inc., an Alabama-based manufactured housing company, and purchased the assets and assumed certain liabilities of Legend Realty, Inc., a related company. The combined cost of these transactions was approximately $35.5 million, $18.5 million was paid at closing, $2.5 million was paid in July 1996 and the balance will be paid over the next three years. These acquisitions were accounted for using the purchase method and resulted in $25.7 million of goodwill, which is being amortized over 40 years. The registrant's results include these acquisitions from the respective acquisition dates.

     Summarized below are the unaudited pro forma combined results of operations for the 13 and 39 week periods ended September 28, 1996 and September 30, 1995 assuming the Grand Manor and Homes of Legend transactions had taken place at the beginning of each respective fiscal year. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. Further, the pro forma income should not be taken as indicative of earnings for a full year.



     (In thousands, except per share amounts)

                                 13 Weeks Ended          39 Weeks Ended
                              --------------------    ---------------------
                              Sept. 28,   Sept. 30,    Sept. 28,   Sept. 30,
                                1996        1995         1996        1995
                              --------    --------    ---------    --------

     Net sales                $273,766    $241,148    $756,985     $658,498
                              ========    ========    ========     ========
     Income before
       income taxes           $ 21,585    $ 17,121    $ 54,675     $ 42,018

     Income taxes                8,300       6,700      21,000       16,700
                              --------    --------    --------     --------
     Net income               $ 13,285    $ 10,421    $ 33,675     $ 25,318
                              ========    ========    ========     ========

     Net income per share     $   0.40    $   0.33    $   1.01     $   0.80
                              ========    ========    ========     ========


                    CHAMPION ENTERPRISES, INC.

               Management's Discussion and Analysis
                                   of
          Financial Condition and Results of Operations

             13 and 39 weeks ended September 28, 1996
         versus 13 and 39 weeks ended September 30, 1995

Effective October 24, 1996 Redman Industries, Inc. was merged with and into Champion Enterprises, Inc. Approximately 16.5 million shares of the registrant's common stock were issued pursuant to the merger agreement, which provided for 1.24 Champion shares in exchange for each Redman share issued and outstanding at the time of the merger. As a result of the merger, the registrant has over 3,200 independent retail locations selling its products nationwide, 49 manufactured housing production facilities and approximately 10,000 employees. On a pro forma combined basis, in 1995 the registrant sold almost 54,000 homes and had sales of $1.4 billion and net income of $56.3 million.

The following discussion and analysis is for Champion's operations excluding the effects of the merger.

The registrant achieved record sales and net income in the quarter ended September 28, 1996. Sales grew 27% to $274 million in 1996 versus $215 million last year. Pretax income increased 36% to $21.6 million as compared to $15.9 million in the prior year's comparable quarter. Net income for the quarter increased 38% to $13.3 million from $9.6 million in 1995. Income increased as a result of higher sales volume, margin improvements in the manufactured housing operations and inclusion of Homes of Legend, Inc. and Grand Manor, Inc., its 1996 acquisitions. Four new manufactured housing plants that were opened during 1996 contributed to the higher sales volume.

For the year-to-date period, net income was $32.8 million, rising
36% from $24.1 million reported last year. Included in year-to-date results is a $1.5 million pretax restructuring charge at Champion Home Builders Co., the registrant's largest subsidiary.
Pretax income reached $53.3 million, up from $40.1 million reported a year ago, for a 33% increase. The 36% increase in net income is greater than the growth in pretax income due to a lower estimated annual effective tax rate in 1996. Net sales for the 39 weeks rose 22% to $723 million from $592 million.

The following is a reconciliation of segment sales and segment income to operating income (in thousands):

                      13 Weeks Ended         39 Weeks Ended
                    -------------------    -------------------
                    Sept. 28,  Sept. 30,   Sept. 28,  Sept. 30,
                      1996       1995        1996       1995
                    --------   --------    --------   --------

Net sales:
Housing             $257,183   $199,822    $677,988   $549,655
Commercial vehicles   16,583     15,319      45,386     42,403
                    --------   --------    --------   --------
Total net sales     $273,766   $215,141    $723,374   $592,058
                    ========   ========    ========   ========
Operating income:
Housing segment
  income            $ 22,894   $ 16,865    $ 57,399   $ 43,645
Commercial vehicles
  segment income         718        882       2,202      2,140
                    --------   --------    --------   --------
Total segment
  income              23,612     17,747      59,601     45,785

General corporate
  expenses             1,581      1,396       5,091      4,345
                    --------   --------    --------   --------
Operating income    $ 22,031   $ 16,351    $ 54,510   $ 41,440
                    ========   ========    ========   ========


Effective March 29, 1996 the Company acquired Grand Manor, Inc. in Thomasville, Georgia. Effective April 26, 1996 the registrant acquired Homes of Legend, Inc. in Boaz, Alabama. Both companies are producers of primarily customized manufactured homes. These acquisitions strengthen the Company's presence in key growth
Southeastern states.   The results of these companies are
included with the registrant's results commencing in the second quarter. The four housing plants opened during 1996 together with acquisitions brings the total number of housing plants in operation at quarter end to 31, up from 23 at the end of last year. In addition, Dutch Housing, Inc. is constructing a new plant to be opened early in 1997.

Manufactured Housing

(Sales and income in millions)

                      13 Weeks Ended                  39 Weeks Ended
                  -------------------------     -------------------------
                  Sept. 28,  Sept. 30,  %       Sept. 28,  Sept. 30,   %
                    1996       1995    Chg.       1996       1995     Chg.
                  --------   --------  ----     --------   --------   ----
Net sales           $257.2    $199.8    29%      $678.0    $549.7     23%
Segment income      $ 22.9    $ 16.9    36%      $ 57.4    $ 43.6     32%
Segment margin %      8.9%      8.4%                8.5%      7.9%
Homes sold          10,163     7,931    28%       26,766    21,965     22%
Average price      $25,300   $25,200     0%      $25,300   $25,000      1%


For the 13 week period ended September 28, 1996, manufactured housing revenues increased 29% due to a 28% increase in unit shipments. The multi-section mix in the third quarter was 55% versus 57% in 1995's comparable period due to the lower multi-section mix of Grand Manor and Homes of Legend. These companies added $28 million to revenues and 1,252 units during the quarter.


During the year-to-date period, segment sales rose 23% and shipments increased 22%. U.S. shipments were 26,022 units and the multi-section mix improved to 56% from 55% a year ago. For the year-to-date period, Grand Manor and Homes of Legend contributed $50 million to sales and 2,223 units. U.S. market share for the period based on homes sold was approximately 9.4%.

Segment income for the quarter and year-to-date periods increased primarily due to higher sales volume and improved margins. Improved margins resulted principally from reduced material costs partially offset by higher segment general and administrative expenses. Grand Manor and Homes of Legend added $2.6 million of income to third quarter results and $4.5 million to year-to-date results.

Although dealer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for housing at September 28, 1996 totaled approximately $70 million. Excluding recent acquisitions, unfilled orders were 35% lower than a year ago, generally due to additional capacity.

Commercial Vehicles

(Sales and income in millions)

                          13 Weeks Ended             39 Weeks Ended
                    -------------------------   -------------------------
                    Sept. 28,  Sept. 30,   %    Sept. 28, Sept. 30,  %
                      1996       1995    Chg.     1996      1995     Chg.
                    --------   --------  ----   --------  --------   ----
Net sales           $  16.6    $  15.3     8%    $  45.4   $  42.4     7%
Segment income      $   0.7    $   0.9   (19%)   $   2.2   $   2.1     3%
Segment margin %        4.3%       5.8%              4.9%      5.0%
Vehicles sold           338        351    (4%)       904       978    (8%)
Average price       $49,100    $43,600    12%    $50,200   $43,400    16%


The commercial vehicles segment produced and sold fewer, but larger buses in the first nine months of 1996, as compared to the same period last year. Operating margins for the quarter were affected by production inefficiencies due in part to a shortage of chassis. As of the end of the quarter, the commercial vehicles segment had unfilled orders of approximately $18 million, up from $10 million a year ago.



Other Expenses and Income Taxes

(Dollars in millions)

                        13 Weeks Ended              39 Weeks Ended
                   -------------------------   -------------------------
                   Sept. 28,  Sept. 30,  %     Sept. 28,  Sept. 30, %
                     1996       1995    Chg.     1996       1995    Chg.
                   --------   --------  ----   --------   --------  ----
General corporate
  expenses           $1.6       $1.4     13%     $5.1       $4.3     17%
Interest expense,
  net                $0.4       $0.4      4%     $1.2       $1.3    (11%)
Income taxes         $8.3       $6.3     32%    $20.5      $16.0     28%
Effective income
  tax rate           38.5%      39.6%            38.4%      39.9%


For the three and nine months ended September 28, 1996, general corporate expenses increased because of higher professional fees. Net interest expense decreased in 1996 due to reduced average borrowings and lower interest rates. Income tax expense in 1996 increased due to higher pretax earnings, partially offset by a lower effective tax rate due to reduced state and foreign income taxes.



              Manufactured Housing Industry Outlook

Industry wholesale unit shipments of manufactured homes increased
9.2% through September 1996, following annual increases of 12% in 1995 and 20% or more in 1994, 1993 and 1992 according to the Manufactured Housing Institute (MHI), an industry trade association.

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


                 Liquidity and Capital Resources

Cash balances totaled $8.2 million at September 28, 1996, a reduction of $6.8 million from December 30, 1995. For the nine-month period, $36 million of cash was generated from operations, $28 million was used for acquisition related payments, $25 million for capital improvements, $1.5 million for debt repayments and $2.3 million for common stock repurchases. At quarter end the registrant had $11 million of borrowings outstanding.

Accounts receivable and payable and inventories increased significantly during the year-to-date period due to higher sales in September 1996 as compared to December 1995, increased production levels and the inclusion of Grand Manor, Inc. and Homes of Legend, Inc. which were acquired during 1996. Long-term liabilities increased because of the acquisitions and includes $11.3 million of deferred purchase price.

The Company has a $70 million unsecured bank line of credit, which expires on September 29, 1998, and includes $20 million of availability to cover letters of credit. At September 28, 1996 the Company had $7.5 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states, and $11 million outstanding under the line of credit.

The Company believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements and capital expenditures in the foreseeable future. However, management may explore other opportunities to raise capital to finance the growth of the Company. Consistent with its plan to improve shareholder value through investments in sound operating businesses, the Company does not plan to pay cash dividends in the near term.

As a result of the merger with Redman on October 24, 1996, Redman's cash balance, which was $30 million at September 27, 1996, became available to the registrant. In connection with the merger, the Company expects non-recurring charges of approximately $25 million due to investment banking, legal and accounting fees, severance costs, and other cost associated with combining and realigning the operations of the companies. Approximately 30% to 40% of these charges will be paid during the fourth quarter of 1996 and the remaining cash portion will be paid in 1997.





                       PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

  (a)  The following exhibit is filed as part of this report.

      Exhibit No.                   Description
      -----------                   -----------

         27             Financial Data Schedule.


  (b) A report on Form 8-K, dated August 19, 1996, was filed by the registrant during the quarter ended for which this Report is filed; such Report contained information under Item 5 (Other Events) and included as Exhibits under Item 7 the Agreement and Plan Merger by and among Champion Enterprises, Inc., RHI Acquisition Corp. and Redman Industries, Inc. and a copy of a press release issued by the registrant.

          A report on Form 8-K, dated October 24, 1996, was filed by the registrant on November 6, 1996; such Report contained information under Item 2 (Acquisition or Disposition of Assets) and included under Item 7 financial statements of business acquired and pro forma financial information.

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


Dated:  November 7, 1996