Form 10-K
period 1996-12-28
CHAMPION ENTERPRISES INC
filed 1997-03-28
CIK 814068

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1996

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

Securities registered pursuant to Section 12(b) of the Act:

                                     Name of Each Exchange on
     Title of Each Class                 Which Registered

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

                 Yes   X                    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 7, 1997, based on the last sale price of $19.25 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $845,296,106.

     As of March 7, 1997, the Registrant had 48,247,193 shares of
Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

                                       Part of Form 10-K Report
         Document                   into which it is incorporated

Proxy Statement for Annual Share-
holders' Meeting to be held
April 29, 1997 ....................                III

                              PART I

ITEM 1.  BUSINESS.

     Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, the Registrant, Champion or the Company) operate in the manufactured housing and commercial vehicles industries. In 1996 manufactured housing sales were 96% of the Registrant's consolidated revenues and commercial vehicles sales were the other 4%. Based on 1996 sales revenues, the Registrant is the largest producer of manufactured homes in the U.S. At December 28, 1996 the Registrant had approximately 11,000 employees.

     During the past three years the Registrant has significantly expanded its manufactured housing operations through acquisitions, internal growth and, in 1996, its merger with Redman Industries, Inc.(Redman). On October 24, 1996, the Company issued 16.5 million shares of its common stock in exchange for all the issued and outstanding common stock of Redman, a publicly held company whose shares were traded on the NASDAQ. Redman was merged into and became a wholly owned subsidiary of the Company. Prior to the merger Champion and Redman, respectively, were the second and third largest producers of manufactured homes in the U.S. The merger was accounted for as a pooling of interests and, accordingly, the Registrant's financial statements have been restated to include the financial position and results of operations of Redman for all periods presented. The information in this Form 10-K is presented on a combined basis.

     The Registrant has acquired six manufactured housing companies during the past three years. In January 1994, Dutch Housing, Inc. (Dutch), a manufacturer of standardized homes at three plants in Michigan, was acquired. In February 1995, the Registrant acquired Chandeleur Homes, Inc. (Chandeleur), which operated two plants in Alabama, and Crest Ridge Homes, Inc. (Crest Ridge), which operated one plant in Texas. Both companies are manufacturers of standardized homes. In October 1995, the Registrant acquired New Horizon Manufactured Homes, Ltd., a one plant operation in Alberta, Canada. In March 1996, Grand Manor, Inc. (Grand Manor), a one plant operation in Georgia, was acquired. In April 1996, the Registrant acquired Homes of Legend, Inc., which operated three plants in Alabama. The Grand Manor and Homes of Legend Acquisitions are sometimes referred to in this Report as the "1996 acqusitions."

     In each of the last three years Dutch opened a new plant in Indiana. In 1996 Chandeleur, Crest Ridge and Grand Manor each opened a new plant. Also in 1996, Redman opened a new plant in Alabama. At the end of 1996, the Registrant had 49 manufactured housing production facilities.

     The Registrant's commercial vehicles operations consist of two plants in Michigan which produce mid-size buses. One of these plants was opened in 1995.

     The Registrant's three year goal through 1998 is to achieve a minimum compound annual growth in earnings per share of 20%, with 1995 results as the base year, and excluding nonrecurring charges. This goal is based on the growth in the manufactured housing industry to date, the Registrant's increased manufacturing capacity, its increased number of independent dealer locations, continued market share improvement and the results of its acquisitions. This goal is also based on a number of assumptions, many of which are beyond the Registrant's control, including continued growth in both the manufactured housing industry and the overall general economy, only modest changes in interest rates and continued availability of municipal funding for commercial vehicles. There can be no assurance that these assumptions will prove accurate and actual results may differ substantially from this goal.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Report, including the estimate of manufactured housing industry shipments in 1997 and the Company's three year goal of compound annual growth in earnings per share of 20%, are forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, the Company from time to time may publish other forward looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from the anticipated results or other expectations discussed in the forward looking statements. Factors which could affect the forward looking statements and the Registrant in particular include the following.

     Long-term growth in the manufactured housing industry may be affected by the relative cost of manufactured housing versus other forms of housing, general economic trends including inflation and unemployment rates, consumer confidence, job growth and interest rates, and changes in demographics including new household formation, the number of Americans on fixed incomes and the availability and cost of financing. Changes in housing regulations, including HUD and local building codes, and local zoning regulations could also affect the manufactured housing industry. In the short-term, manufactured housing sales may be affected by inclement weather.

     Profitability of the Company may be affected by its ability to efficiently expand operations and to utilize production capacity. Additionally, raw materials comprise a significant portion of the Company's cost of sales. Profitability may be affected by the Company's ability to pass increased material costs, particularly lumber costs, to its customers.

HOUSING

Products

     Most of the manufactured homes produced by the Registrant are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development ("HUD code homes"). Approximately 97% of the homes produced by the Registrant in 1996 were HUD code homes. The remaining 3% of homes produced by the Registrant were manufactured in Canada or were "modular homes". Modular homes are designed to meet local building codes similar to site built housing codes. Homes produced in Canada are constructed in accordance with applicable Canadian building standards.

     The Registrant produces a broad range of single and multi-section homes under various trade names and brand names and in a variety of floor plans and price ranges. The Registrant's manufactured homes generally range in size from 600 to 2,700 square feet. The Registrant also produces homes up to 6,100 square feet in size. The typical home manufactured by the Registrant includes two or three bedrooms, a living room or family room, dining room, kitchen, and two full bathrooms.
During 1996 the Registrant's average wholesale price was $25,600, and wholesale prices ranged from $9,000 to over $100,000. Retail sales prices of the homes, without land, generally range from $14,000 to over $100,000, depending upon size, floor plan, features and options.

     The chief components and products used in manufactured housing are generally the same kind and quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, home appliances such as refrigerators and ranges, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and the Registrant is not dependent upon any particular supplier. Prices of certain materials such as lumber can fluctuate significantly due to changes in demand and supply. The industry and the Registrant generally have been able to pass higher material costs on to the consumer in the form of surcharges and increased base prices. It is not certain, however, that any future price increases can be passed on to the consumer without affecting demand.

     The homes are manufactured in one or more sections on a permanently-affixed steel support chassis. The completed home contains carpeting, cabinets, appliances, wall and window coverings and electrical, heating and plumbing systems. When completed the homes are sold and transported to dealer retail sales lots or directly to the consumer's home site. Upon retail sale, the homes are transported to the home sites, placed and readied for occupancy by the dealer or its independent contractor. Multi-section homes are joined and finished at the homesite.


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

     The Registrant's production schedule is based upon wholesale buyer (dealer) orders which fluctuate from week to week, are subject to cancellation at any time without penalty and are not necessarily an indication of future business. Once such orders become firm, they are filled within 90 days. As of the end of December 1996, unfilled orders for housing, although not firm, totaled an estimated $34 million, compared to $55 million a year earlier, excluding the 1996 acquisitions in both periods. Although manufactured homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather, particularly during the cold winter months in northern areas of the U.S. and in Canada.

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


Market

     Manufactured housing competes for consumers' shelter dollars in suburban and rural areas with other forms of new low-cost housing such as site-built housing, prefabricated and modular homes, condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by the Manufactured Housing Institute (MHI), an industry trade association, manufactured housing accounted for an estimated 32% of new single-family homes sold in 1996, compared to 34% in 1995. Industry shipments of manufactured housing increased 7% in 1996 to 363,411 homes.

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

Competition

     According to the MHI, in 1996 there were approximately 90 producers of manufactured homes in the U.S. operating an estimated 313 production facilities. This total compares to 285 plants a year ago and 400 plants in 1986. The industry has continued to consolidate and in 1995 the top four companies had a combined market share of 50%, up from 41% in 1991. Capital requirements for entry into the manufactured housing industry are relatively low. The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retailer and retail customer financing.

     In 1996 the Registrant sold 61,796 homes of which 55.5% were multi-sectionals. The multi-section mix increased from 54.3% in 1995. Based on homes sold, in 1996 the Registrant's U.S. market share of HUD code homes was 16.5%, up from 15.4% in 1995. According to the MHI, the industry's U.S. multi-section mix was 52.2% in 1996, up from 48.8% in 1995. A multi-section home, including a double-section home, is counted as one home or "unit".


Distribution

     The Registrant's products are distributed throughout the U.S. and Canada through over 3,200 retail outlets operated by independent dealers, some of which are operated by single firms having multiple outlets, as well as through 15 Registrant owned retail centers in the Northwest. The majority of the Registrant's dealers are independent and, as is common in the industry, sell manufactured homes produced by other manufacturers in addition to those produced by the Registrant. In 1996, no single independent dealer or distributor accounted for more than 10% of the Registrant's sales and less than 10% of the Regis-trant's manufactured housing production was shipped to retail sales centers it owned. The majority of independent dealer purchases are financed by lending institutions on a floor plan basis secured by a lien on such units. In accordance with trade practice, the Registrant enters into various repurchase agreements with the lending institutions providing such financing, as is more fully described in Note 10 of Notes to Consolidated Financial Statements.

     During 1996 the Registrant expanded its independent dealer distribution network by approximately 18%, of which the 1996 acquisitions accounted for 10 percentage points of the increase. The Registrant is continuing its expansion efforts and expects continued sales growth in 1997 from its existing dealer base as well as from new dealers.


COMMERCIAL VEHICLES

Products and production

     The Registrant manufactures mid-size buses ranging in length from 20 to 33 feet with seating capacity for 10 to 37 passengers. Buses are offered with a choice of interior or exterior storage areas, wheel-chair lifts, diesel, gasoline and alternative fuel engines and various seat types, arrangements and coverings. The Registrant's buses are marketed under the trade names Centurion, Challenger, CTS, Crusader, Commander, Commodore, Contender and Solo.

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

     Orders for buses are subject to adjustment or cancellation until final approval of specifications is received from customers. Once such orders become firm, they are filled within 90 days unless a customer specifically requests completion at a later date. As of the end of December 1996, the level of firm, unfilled orders for buses totaled approximately $15 million, compared to approximately $4.5 million at the end of the prior year.

Market, competition and distribution

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

     Although there are several producers of mid-size buses, the three largest producers together comprise about 55% of the market. The Registrant believes that it is the second or third largest producer of mid-size buses in the U.S.

     The Registrant distributes its buses through a network of 45 independent distributors in the U.S. and Canada and directly to municipalities and national accounts on a bid basis.


                       ITEM 2.  PROPERTIES.

     All of the Registrant's manufacturing facilities are one story with concrete floors and wood and steel superstructures. The Registrant owns all of its manufacturing facilities except for four housing facilities which are leased, and owns substantially all of the machinery and equipment used in each of its facilities. The Registrant believes its plant facilities are generally well maintained and, with completed and planned expansions, provide ample capacity to meet expected demand.

     The following table sets forth certain information with respect to the Registrant's manufacturing facilities, all of which are assembly-line operations.

                                            Approximate
         Location                           Square Feet

Manufactured housing plants:

       Alabama:        Guin                    120,000
                       Boaz(7 plants)*         678,000
                       Talladega               163,000
       Arizona         Chandler                 85,000
       California:     Corona**                208,000
                       Lindsay                 156,000
                       Woodland**               99,000
       Colorado:       Berthoud                103,000
       Florida:        Plant City               92,000
       Georgia:        Thomasville(2 plants)   190,000
                       Richland                119,000
       Idaho:          Weiser                  130,000
       Indiana:        LaGrange(4 plants)***   326,000
                       Ridgeville              105,000
                       Topeka(4 plants)        388,000
       Michigan:       White Pigeon(3 plants)  190,000
       Mississippi:    Gulfport                 78,000
       Nebraska:       Central City            130,000
                       York                    146,000
       New York:       Sangerfield             114,000
       North Carolina: Lillington(2 plants)    220,000
                       Maxton                  132,000
                       Sanford                  93,000
       Oregon:         Silverton               102,000
                       Woodburn                110,000
       Pennsylvania:   Claysburg               140,000
                       Ephrata                 131,000
       Tennessee:      Henry                   125,000
       Texas:          Athens                  150,000
                       Breckenridge(2 plants)  229,000
                       Burleson                112,000
       Washington:     Chehalis**              103,000
       Canada:
          Alberta:     Medicine Hat             92,000
          British Columbia: Penticton           74,000

Commercial vehicles plants:

       Michigan:       Imlay City(2 plants)    230,000

*Includes former Redman components facility which is being equipped and readied to produce manufactured homes commencing in the second quarter of 1997. Also includes one leased facility of 60,000 square feet.
**Leased facilities.
***Includes one plant opened January 1997.

     The Registrant leases its executive offices, which are located in Auburn Hills, Michigan. Other miscellaneous properties are also owned or leased, including 15 locations used in the retail sale of manufactured housing.



ITEM 3.  LEGAL PROCEEDINGS.

     In the ordinary course of business, the Registrant is involved in routine litigation incidental to its business. This litigation arises principally from the sale of its products and in various governmental agency proceedings arising from occupational safety and health, wage and hour, and similar employment and workplace regulations. In the opinion of the Registrant's management, none of such matters presently pending are material to the Registrant's overall financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 24, 1996 the Registrant held a Special Meeting of Shareholders to vote on a proposal to approve the share issuance, pursuant to the Agreement and Plan of Merger, dated as of August 19, 1996, by and among Champion Enterprises, Inc., Redman Industries, Inc. and RHI Acquisition Corp. The results were as follows:

               Votes For - 23,734,019
               Votes Against - 47,096
               Votes Withheld/Abstentions - 69,421
               Nonvotes - 0





                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS.

     (a) The Registrant's common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. Quarterly stock prices were as follows:

                               HIGH            LOW
1996

1st Quarter                   $15 1/2        $11 7/8
2nd Quarter                    26 1/8         14 3/16
3rd Quarter                    22 5/8         17 5/8
4th Quarter                    23 1/4         18 1/4

1995

1st Quarter                     9 3/4          6 25/32
2nd Quarter                     9 3/4          7
3rd Quarter                    10 5/16         7 1/2
4th Quarter                   $15 1/2        $ 9 1/4


     Prior amounts have been restated for the effect of the two-for-one stock split in May 1996.

     (b) There were approximately 6,000 shareholders of record and 18,000 beneficial holders on March 7, 1997.

     (c) The Registrant has not paid cash dividends during the past two fiscal years. Consistent with its plan to improve shareholder value through investments in its businesses, the Company does not plan to pay cash dividends in the near term. PAGE

ITEM 6.  SELECTED FINANCIAL DATA.

CHAMPION ENTERPRISES, INC.
FIVE-YEAR HIGHLIGHTS (UNAUDITED)
(In thousands, except per share amounts and units sold)



                                                                                            FISCAL YEAR
                                               FISCAL YEAR DECEMBER                         FEBRUARY
                           1996         1995          1994        1993         1992         1992
OPERATIONS:
Net sales:
  Housing                $1,582,829   $1,355,085    $1,100,483   $739,603      $601,592     $497,747
  Commercial vehicles        61,242       56,641        43,064     31,779        23,930       28,052
                          1,644,071    1,411,726     1,143,547    771,382       625,522      525,799

Cost of sales             1,392,788    1,199,579       979,370    664,474       546,896      462,273

Gross margin                251,283      212,147       164,177    106,908        78,626       63,526
Selling, general and
  administrative expenses   135,483      117,458        93,434     77,623        63,516       58,142

Operating income            115,800       94,689        70,743     29,285        15,110        5,384
Nonrecurring merger and
  other charges             (22,000)           -        (2,700)      (572)       (1,308)        (900)
Interest income
  (expense), net                386          158           589     (1,836)       (5,035)      (5,993)

Pretax income (loss)
  - continuing operations    94,186       94,847        68,632     26,877         8,767       (1,509)

Income (loss) - continuing
  operations                 53,586       56,285        45,130     18,951         6,194       (1,939)
Income (loss) - dis-
  continued operations            -            -         1,908     (4,231)       (2,904)      (1,477)
Extraordinary gain (loss)         -            -             -     (1,753)          420            -
Net income (loss)            53,586       56,285        47,038     12,967         3,710       (3,416)

Per share amounts:**
Income (loss) -
  continuing operations        1.09*        1.14          0.92       0.44          0.17        (0.05)
Income (loss) -
  discontinued operations         -            -          0.04      (0.10)        (0.08)       (0.04)
Extraordinary gain (loss)         -            -             -      (0.04)         0.01            -
Net income (loss)          $   1.09     $   1.14      $   0.96   $   0.30      $   0.10      $ (0.09)

Weighted average shares
  outstanding**              49,363       49,515        48,900     42,954        37,820       37,381

Depreciation and
  amortization              $14,883      $11,633        $8,429     $6,691        $7,032       $6,818
Capital expenditures        $50,709      $20,448       $19,280    $10,981        $5,375       $3,808

FINANCIAL POSITION:
Working capital             $21,479      $26,433       $36,537    $35,046       $19,163      $16,610
Property and equipment, net 122,602       77,684        61,941     46,559        43,415       46,195
Total assets                472,350      378,159       301,255    208,111       179,832      190,965
Long-term liabilities        50,544       38,199        30,037     27,847        61,501       53,280
Shareholders' equity        226,634      176,142       133,266     81,741        22,316       17,920
  Per share**                 $4.75        $3.73         $2.79      $1.76         $0.60        $0.49
  Return (loss) on
    average equity              27%*         36%           44%        25%           19%        (17)%

OTHER STATISTICAL INFORMATION:
Homes sold                   61,796       53,955        44,453     32,607        29,249       25,461
Commercial vehicles sold      1,227        1,289         1,046        789           657          705

Prior amounts have been restated due to the October 1996 merger with Redman Industries, Inc., which was accounted for as a pooling of interests. See Note 1 of Notes to Consolidated Financial Statements. In October 1992 the Company changed its year end from the end of February to the end of December.
 * Earnings per share were $1.43 and return on equity was 35% excluding the 1996 nonrecurring merger and other charges.
**Prior amounts have been restated for the two-for-one stock split in May 1996.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS  OF OPERATIONS.

RESULTS OF OPERATIONS 1996 VERSUS 1995

Overview

1996 was a record year of growth in sales and profitability for Champion Enterprises, Inc. ("Champion" or "Company"). Historic highs were reached in consolidated sales of $1.6 billion, operating income of $116 million and earnings per share of $1.43 before nonrecurring charges. Champion underwent considerable change by acquiring two manufactured housing companies, combining three corporate staffs, expanding operations and merging with Redman Industries, Inc. ("Redman"). In the first quarter, Champion acquired Grand Manor, Inc. which operated one plant in Georgia. In the second quarter, the Company acquired Homes of Legend, Inc., a three plant operation in Alabama. Grand Manor and Homes of Legend are referred to in this discussion as the "1996 acquisitions".

        Bar Chart showing Consolidated Sales (in billions)

              1994-$1.14
              1995-$1.41
              1996-$1.64
        Three-Year Compound Annual Growth Rate (CAGR)=29%

On October 24, 1996, Champion issued 16.5 million shares of its common stock in exchange for all the issued and outstanding common stock of Redman, a publicly held company whose shares were traded on the NASDAQ. Redman was then merged into and became a wholly owned subsidiary of Champion. Prior to the merger Champion was the second largest producer of manufactured homes in the U.S. and Redman was the third largest. The merger was accounted for as a pooling of interests which requires current and prior financial statements of the merged companies be restated on a combined basis. Accordingly, the financial statements and management's discussion and analysis for all periods in this Annual Report are presented on a combined basis. Nonrecurring and other charges associated with the merger were recorded in the fourth quarter of 1996. These charges are discussed below in the section "Other Matters".

       Bar Chart showing Earnings Per Share

              1994-$0.92
              1995-$1.14
              1996-$1.43*
       *excluding nonrecurring charges of $0.34 per share
        Three-Year CAGR=48%


Manufactured Housing
(dollars in millions, except average home price)

                           1996         1995      % Change

Net sales                $ 1,582.8    $ 1,355.1      17%
Gross margin                 244.0        204.1      20%
SG&A                         130.6        112.4      16%
Operating income            $113.4        $91.7      24%
Operating margin               7.2%         6.8%
Homes sold                  61,796       53,955      15%
Average price              $25,600      $25,100       2%

1996 manufactured housing results for Champion were significantly greater than 1995 results due to internal growth, acquisitions, manufacturing efficiencies and growth in the manufactured housing industry. Champion sold 61,796 homes, an increase of 15% over 1995. During the year the Company increased the number of manufactured home plants to 49 from 40. Five new plants were opened by existing operations and four plants were added by the 1996 acquisitions.

Based on sales, Champion became the largest producer of manufactured homes in the U.S. with a 17% increase in sales to $1.58 billion. Sales by existing operations increased 11% on an 8% increase in homes sold. The 1996 acquisitions added sales of $80 million and accounted for 6.5 percentage points of the increase in unit shipments. The average price of a house sold increased 2% due primarily to increased sales of multi-section homes. The Company's multi-section mix (a measure of larger homes) rose from 54.3% to 55.5%. Excluding the 1996 acquisitions, the multi-section mix would have increased to 56.4%. The Company's 1996 U.S. market share based on homes sold as reported by the Manufactured Housing Institute ("MHI"), an industry trade association, increased to 16.5% from 15.4% in 1995 primarily due to the 1996 acquisitions. Industry shipments in 1996 rose 7% to 363,411 homes.

    Bar Chart showing Housing Operating Margins

              1994-6.3%
              1995-6.8%
              1996-7.2%

Manufactured housing operating income rose 24% to $113 million due to higher sales volume, the 1996 acquisitions and improved margins. Gross margin increased to 15.4% of sales from 15.1% in 1995 and operating margin increased to 7.2% of sales from 6.8%. These margin improvements were due to greater manufacturing efficiencies and the effects of higher volumes on fixed costs which resulted from increased demand for the Company's products and plant capacity additions. The 1996 acquisitions added operating income of $7.1 million for the year.

Selling, general, and administrative expenses (SG&A) increased in dollars but remained at 8.3% of sales. The favorable effects of higher volumes on SG&A were offset by higher incentive bonuses due to increased profits.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for housing at the end of December 1996 totaled $38 million. Unfilled orders excluding the 1996 acquisitions were $34 million, compared to $55 million a year earlier. Incoming orders were up 15% in the fourth quarter as compared to last year and capacity increased with the five new plants opened during 1996.


Other Matters
(dollars in millions)

                                      1996        1995

Nonrecurring merger charges           $22.0       $ -
Net interest income                     0.4         0.2
Income taxes                          $40.6       $38.6
Effective income tax rate               43%         41%

During the fourth quarter the Company provided $22 million pretax or $16.8 million after tax ($0.34 per share) for the nonrecurring charges associated with the Redman merger. These charges include $9 million for severance costs associated with the planned closing of the Redman corporate headquarters and stock based compensation costs triggered by the change in control, $8 million for investment banking, legal and other fees and $5 million for adjusting the carrying value of certain facilities and other assets.

Consolidated sales and income include the results of the commercial vehicles business which accounted for 3.7% of consolidated sales in 1996. Commercial vehicles sales increased 8% to $61 million on a unit shipment decrease of 5% to 1,227 mid-size buses. The average price of a bus increased by 13.6% primarily due to larger buses being produced. Operating income declined 20% to $2.4 million from $3.0 million due to excessive costs incurred on a large municipal order in the fourth quarter of 1996.

Net interest income increased due to higher cash balances and lower debt balances in 1996. Income tax expense in 1996 increased due to a higher effective income tax rate caused by the nondeductible portion of the nonrecurring merger charges.

In 1996 weighted average shares outstanding decreased resulting in additional earnings per share of $0.01 for each of the first three quarters and no effect on the fourth quarter. The treasury stock methodology applied to outstanding stock options in computing weighted average shares outstanding resulted in this increase in earnings per share.




RESULTS OF FOURTH QUARTER 1996 VERSUS 1995

Overview

Consolidated sales rose 20% to $426 million from $356 million in the prior year. Excluding the nonrecurring charges, operating income rose 18% to $27.7 million due to the 1996 acquisitions and higher volumes. Earnings per share excluding the $0.34 per share nonrecurring merger charges were $0.34, a 21% increase over 1995 earnings of $0.28 per share.

Manufactured Housing
(dollars in millions)

                           1996         1995        % Change


Net sales                 $409.7       $341.4          20%
Gross margin                60.6         51.5          18%
SG&A                        33.1         28.9          15%
Operating income           $27.5        $22.6          22%
Operating margin             6.7%         6.6%
Homes sold                15,709       13,329          18%


Manufactured housing sales increased 20% on an 18% increase in homes sold. Excluding the 1996 acquisitions, sales increased 11% on an 8% unit shipment increase and operating income rose 10%. Industry shipments for the fourth quarter were even with last year. The multi-section mix in the fourth quarter was 56.1%. Operating margins improved due to higher volumes. For the quarter, the 1996 acquisitions added $30 million to revenues, 1,303 homes sold and $2.6 million to operating income.


Other Matters

Consolidated sales and income include the results of the commercial vehicles business. Commercial vehicles sales increased 11% to $15.9 million on a 4% increase in unit shipments. Commercial vehicles quarterly operating income was $0.2 million compared to $0.9 million last year. The decrease in income was due to excessive costs associated with a large municipal order.

During the fourth quarter of 1996, nonrecurring charges of $22 million or $16.8 million after tax were recorded. Please refer to "Other Matters" in the "Results of Operations 1996 versus
1995".

In 1996 weighted shares outstanding decreased due to the treasury stock methodology applied to outstanding stock options in computing weighted shares outstanding. However, earnings per share in the fourth quarter were not impacted.


MANUFACTURED HOUSING INDUSTRY OUTLOOK

Industry wholesale unit shipments of manufactured homes increased
7% in 1996, 12% in 1995 and 20% in 1994, according to the MHI.
The Company's management estimates a 4 to 7% increase in industry shipments in 1997.

      Bar Chart showing Industry Growth (Homes Shipped)

           1994-303,932
           1995-339,601
           1996-363,411

The manufactured housing industry has experienced several positive fundamental changes in the last several years. Historically a fragmented industry, many consolidations have taken place with Champion being the lead consolidator. In 1995 the top four companies accounted for 50% of unit shipments. Currently 80% of the top ten manufactured housing companies are publicly held. Since housing is a regional business, the Company's competitors vary by region. Also, since product quality and design have improved, manufactured homes may compete directly with site built homes resulting in a broader market for manufactured housing.

In 1996 the industry sold 363,411 homes or 32% of all new single family homes sold in the U.S. Larger homes are being sold by the industry and multi-section homes increased to 52% of manufactured homes sold in 1996. Improved product combined with changing demographics has broadened the appeal of manufactured housing to more people.

      Bar chart showing Champion's market share

          1994-13.9%
          1995-15.4%
          1996-16.5%

Management believes that moderate changes in interest rates will not have a significant direct impact on demand for manufactured housing. However, to the extent that increased interest rates reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence, demand for manufactured housing may be adversely affected.

In the short term, the industry may be affected by inventory levels of manufactured housing retailers. Retail inventory levels have increased in recent months partially as a result of inclement weather conditions in many areas of the country. The weather has affected retail traffic as well as the retailers ability to deliver and set homes that are sold. As a result, the Company is currently experiencing lower levels of unfilled orders and some related production inefficiencies.

Long-term industry growth will be affected by, among other things, the relative cost of manufactured housing versus other forms of housing, including rental housing, general economic trends, changes in demographics including new household formation, the number of Americans on fixed incomes, and the availability and cost of financing. Changes in regional markets and the U.S. economy as a whole will continue to affect overall housing industry cycles.

     Bar Chart showing Champion vs.Industry Multi-Section Mix

         1994-Industry 49%
             -Champion 54%
         1995-Industry 49%
             -Champion 54%
         1996-Industry 52%
             -Champion 56%

Management is encouraged by the favorable trends impacting the industry. The Company is positioned to take advantage of these trends by implementing strategies of serving particular market niches with broad geographic coverage, maintaining a decentralized organization and making selective acquisitions and expansions.


RESULTS OF OPERATIONS 1995 VERSUS 1994

Overview

1995 results for Champion were significantly greater than 1994 results. Pretax income from continuing operations increased 38% to $94.8 million. Income from continuing operations increased 25% to $56.3 million, even though the Company's effective income tax rate increased to almost 41% from 34% in 1994. Assuming the same tax rate of 41% in both years, income from continuing operations would have increased 39% over 1994.

Consolidated sales increased 23% to $1.4 billion due to acquisitions, plant expansions and growth in the manufactured housing industry. In February 1995, the Company acquired Chandeleur Homes, Inc. in Alabama and Crest Ridge Homes, Inc. in Texas ("1995 acquisitions"). Both companies are manufacturers of standardized homes and are located in the Southeast and Southwest, the leading markets for manufactured housing. In March 1995, Dutch Housing, Inc. commenced operations at a newly constructed plant in Indiana. In October 1995, Moduline International, Inc. completed its acquisition of New Horizon Manufactured Homes, Ltd. in Alberta, Canada.

Manufactured Housing
(dollars in millions, except average home price)

                            1995        1994      % Change

Net sales                 $1,355.1    $ 1,100.5      23%
Gross margin                 204.1        158.2      29%
SG&A                         112.4         89.3      26%
Operating income             $91.7        $68.9      33%
Operating margin              6.8%         6.3%
Homes sold                  53,955       44,453      21%
Average price              $25,100      $24,750       1%

Internal growth and acquisitions in 1995 resulted in higher sales and earnings. Sales from existing operations increased 14% on a 9% increase in homes sold. The 1995 acquisitions added sales of $100 million on unit shipments of 5,543. The increase in average net selling price in 1995 was due to slight price increases and mix. The Company's multi-section mix was 54% in both years. According to the MHI, 1995 U.S. industry shipments rose 12% to 339,601 homes, of which 49% were multi-sectionals. The Company's 1995 U.S. market share based on homes sold rose to 15.4% from 13.9% in 1994.

Operating income increased primarily due to higher sales volume and improved margins. The 1995 acquisitions accounted for $9.8 million, or 14 percentage points of the increase. Improved margins resulted from higher volumes per plant and greater production efficiencies due to increased demand for the Company's manufactured homes and to plant expansions completed during the last two years. In addition, as a percent of sales, material costs were lower in 1995 than in 1994, partially offset by higher service costs and SG&A.


Other Matters
(dollars in millions)
                                      1995            1994

Environmental charge                  $ -              $ 2.7
Net interest income                     0.2              0.6
Income taxes                          $38.6            $23.5
Effective income tax rate              41%               34%
Income from discontinued
   operations                         $ -              $ 1.9

The 1994 environmental charge was recorded for the settlement of a potential environmental claim. Net interest income decreased in 1995 due to borrowings associated with the 1995 acquisitions. Income from discontinued operations in 1994 was due to the settlement of certain litigation.

Consolidated sales and income include the results of the commercial vehicles business. Commercial vehicles net sales increased 32% to $57 million from the sale of 1,289 buses, an increase of 23%. Operating income increased 67% to $3.0 million. Also, in 1995 the commercial vehicles business commenced operations at its second bus manufacturing facility in Michigan.

Income tax expense in 1995 increased due to higher pretax earnings and a higher effective tax rate. The 1994 tax provision reflected the utilization of the remaining net operating loss carry forwards, the benefit of which equaled 8% of pretax income.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $19 million at December 28, 1996, compared to $22 million at December 30, 1995. In 1996 cash of $80 million was generated from operations before payment of nonrecurring merger charges totaling $11 million, $28 million was used for acquisition related payments, $51 million for capital expenditures and $13 million for common stock repurchases. The Company's current ratio was 1.1 to 1 at December 28, 1996 compared to 1.2 to 1 at December 30, 1995. The Company had virtually no debt at the end of 1996 and 1995.

Working capital components have increased significantly due to acquisitions and higher volumes from new facilities. However, some of the increases are not evident on the balance sheet because of combining Redman's March 29, 1996 balance sheet with Champion's December 30, 1995, and the seasonal differences that occur between those two dates. Other current liabilities increased primarily due to $11 million in unexpended nonrecurring charges, offset by a $5 million reduction of deferred purchase price obligations for acquisitions.

The Company has a $70 million unsecured line of credit, which expires in 1998 and includes $20 million of availability to cover letters of credit. At December 28, 1996, the Company had $14 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states. The Company had no bank borrowings outstanding at December 28, 1996. However, borrowings may be required during 1997 for capital improvements and to meet seasonal working capital needs.


The Company's 1997 plans include the opening of new manufactured housing plants throughout the country except the Northwest. In January 1997 the Company opened a new plant in Indiana. Currently, new plants are under construction in Alabama, North Carolina, and Nebraska. In addition, Moduline's retail sales operations will be expanded with the addition of up to four retail centers, increasing the number to 19. The Company plans to spend as much as $45 million in 1997 on capital expansions and improvements, including the new manufactured housing plants.

      Bar Chart showing Capital Expenditures (in millions)

        1994-$19
        1995-$20
        1996-$51

The Company's return on equity for 1996 was 27% with virtually no debt (35% based on income before the nonrecurring merger charges). Consistent with its plan to improve shareholder value through investments in its businesses, the Company does not plan to pay cash dividends in the near term.

     Bar Chart showing Return on Equity

        1994-44%
        1995-36%
        1996-35%*
        * before nonrecurring charges

The Company believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements and capital expenditures in the foreseeable future. However, management may explore other opportunities to raise capital to finance the growth of the Company.

     Bar Chart showing Cash Flow from Operations (in millions)

          1994-$44
          1995-$67
          1996-$80*
          * before nonrecurring charges


Impact of Inflation

Inflation has not had a material effect on the Company's operations during the last three years. Lumber prices fluctuate, but during periods of rising lumber prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

Impact of Recently Issued Accounting Standards

In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) which is effective for years beginning after December 15, 1996. The Company believes that its accounting practices already comply with the provisions of SOP 96-1.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial
Statement Schedules on page F-1 of the separate financial section of this Report and are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth in the first part of the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held April 29, 1997 (the "Proxy Statement"), and under the caption "Certain Information Regarding Nominees" in such section of the Proxy Statement is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

   Position or Office                        Name         Age

Chairman of the Board of
  Directors, President and
  Chief Executive Officer          Walter R. Young, Jr.   52

Executive Vice President
  and Chief Financial Officer      A. Jacqueline Dout     42

Vice President, General Counsel
  and Secretary                    John J. Collins, Jr.   45

Treasurer                          Ragnar Bergethon       53

Controller                         Richard Hevelhorst     49


     The executive officers of the Registrant serve at the pleasure of the Registrant's Board of Directors except for Mr. Walter R. Young, Jr., who is currently serving a three year term ending April 30, 2000, unless terminated earlier in accordance with the terms of a certain Letter Agreement between the Registrant and Mr. Young, dated April 27, 1990.

     Mr. Young joined the Registrant in April 1990 as President and Chief Executive Officer and was elected Chairman of the Board in April 1992.

     Prior to joining the Registrant in April 1994, Ms. Dout served as Vice President and Treasurer of Mallinkrodt Group,
Inc., where she was employed for six years.

     Mr. Collins joined the Company in March 1997. For the past five years, he was Principal and Managing Director of Miller, Canfield, Paddock and Stone PLC and was the Resident Director of one of its offices.

     Prior to Mr. Bergethon joining the Registrant in January
1997, he was the Treasurer of Zenith Data Systems Corporation since 1989.

     Mr. Hevelhorst joined the Registrant as Controller in May 1995. Previously for the past five years he was employed in various financial and accounting positions at Evans Industries, Inc. and most recently was their Treasurer and Chief Financial Officer.

     There are no family relationships among any of the Registrant's executive officers.

     The information set forth under the caption "Compliance with
Section 16(a) of The Exchange Act" in the section entitled
"Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the section entitled
"Executive Compensation" in the Registrant's Proxy Statement is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information set forth under the captions "Principal
Shareholders" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's
Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.



                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

     (a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial
Statement Schedules on page F-1 of the separate financial section of this Report, which is incorporated herein by reference.

     The following exhibits are filed as part of this Report.
Those exhibits with an asterisk(*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

   Exhibit No.                   Description

     3.1 Restated Articles of Incorporation of the Registrant filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, and incorporated herein by reference.

     3.2 Amendment to Restated Articles of Incorporation of the Registrant filed with the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, and incorporated herein by reference.

     3.3 Bylaws of the Registrant filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     4.1 Article III of the Registrant's Restated Articles of Incorporation (increasing number of authorized shares of capital stock) - included in the Registrant's Amendment to Restated Articles of Incorporation filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, and incorporated herein by reference.

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

     10.1 Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan, filed as
               Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

     10.2 Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First
               National Bank of Chicago, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.3 First Amendment, dated October 27, 1995, to Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.4      Second Amendment, dated September 17, 1996, to the
               Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First
               National Bank of Chicago.

     10.5      Third Amendment, dated December 2, 1996, to the
               Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First
               National Bank of Chicago.


     10.6      *Champion Enterprises, Inc. 1987 Stock Option
               Plan, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

     10.7 *Champion Enterprises, Inc. 1990 Nonqualified Stock Option Program, as amended through the Second Amendment, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.8      *Third Amendment, dated June 18, 1996, to the
               Champion Enterprises, Inc. 1990 Nonqualified Stock
               Option Program.

     10.9      *Fourth Amendment, dated December 3, 1996, to the
               Champion Enterprises, Inc. 1990 Nonqualified Stock
               Option Program.

     10.10 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

     10.11 *Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

     10.12 *First Amendment to the Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as
               Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      10.13    *Second Amendment, dated June 18, 1996, to the
               Champion Enterprises, Inc. 1993 Middle Management
               Stock Option Plan.

     10.14 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.15 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
               Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.16 *Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit
               10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.17 *Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as
               Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

     10.18 *Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as
               Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.19     *Nonqualified Stock Option Agreement dated August
               31, 1995 between the Registrant and Walter R.
               Young, Jr., filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.20     *Nonqualified Stock Option Agreement dated August
               31, 1995 between the Registrant and Walter R.
               Young, Jr., filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.21 *Performance Share Award Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.22     *Letter Agreement dated March 15, 1994 between the
               Registrant and A. Jacqueline Dout, filed as
               Exhibit 10.12 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     10.23 *Nonqualified Stock Option Agreements dated April 18, 1994 between the Registrant and A. Jacqueline Dout, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     10.24 *Change in Control Severance Agreement dated as of April 12, 1991 between the Registrant and Louis M. Balius, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

     10.25 *Letter Agreement dated February 12, 1997 between the Registrant and John J. Collins, Jr.

     10.26 *Redman Industries, Inc. 1993 Stock Option Plan, filed as Exhibit 10.1 to the Registrant's
               Registration Statement on Form S-8 dated October
               24, 1996 and incorporated herein by reference.

  10.27 *Redman Industries, Inc. 1993 Incentive Holders' Stock Option Plan, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated October 24, 1996 and incorporated herein by reference.

     11        Statement Regarding Computation of Per Share
               Earnings.

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Price Waterhouse LLP.

     23.2      Consent of Ernst and Young LLP.

     27.1      Financial Data Schedule.

     99.1      Proxy Statement for the Registrant's 1997 Annual
               Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

     (b) A report on Form 8-K, dated October 24, 1996, was filed by the Registrant on November 6, 1996; such Report contained information under Item 2 (Acquisition or Disposition of Assets) and included under Item 7 financial statements of business acquired and pro forma financial information.

                            SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CHAMPION ENTERPRISES, INC.

                              By: /s/A. JACQUELINE DOUT
                                  A. Jacqueline Dout
Dated:  March 21, 1997            Executive Vice President
                                  and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                       Title              Date


/s/WALTER R. YOUNG, JR.  Chairman of the Board of
Walter R. Young, Jr.     Directors, President and
                         Chief Executive Officer  March 21, 1997
                         (Principal Executive
                         Officer)


/s/A. JACQUELINE DOUT    Executive Vice President March 21, 1997
A. Jacqueline Dout       and Chief Financial
                         Officer
                         (Principal Financial
                         Officer)


/s/RICHARD HEVELHORST    Controller               March 21, 1997
Richard Hevelhorst       (Principal Accounting
                         Officer)


/s/ROBERT W. ANESTIS     Director                 March 21, 1997
Robert W. Anestis


/s/FRANK J. FERACO       Director                 March 21, 1997
Frank J. Feraco


/s/SELWYN ISAKOW         Director                 March 21, 1997
Selwyn Isakow


/s/GEORGE R. MRKONIC     Director                 March 21, 1997
George R. Mrkonic


/s/JOHNSON S. SAVARY     Director                 March 21, 1997
Johnson S. Savary


/s/ROBERT W. STARK       Director                 March 21, 1997
Robert W. Stark


/s/CARL L. VALDISERRI    Director                 March 21, 1997
Carl L. Valdiserri

           CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES
                  INDEX TO FINANCIAL STATEMENTS
                               AND
                  FINANCIAL STATEMENT SCHEDULES



               Description                                Page

     Report of Independent Accountants                    F-2

     Report of Independent Auditors                       F-3

     Consolidated Statements of Income for the Periods
       Ended December 28, 1996, December 30, 1995 and
       December 31, 1994                                  F-4

     Consolidated Balance Sheets as of December 28, 1996
       and December 30, 1995                              F-5

     Consolidated Statements of Cash Flows for the Periods
       Ended December 28, 1996, December 30, 1995 and
       December 31, 1994                                  F-6

     Consolidated Statements of Shareholders' Equity for the
       Periods Ended December 28, 1996, December 30, 1995
       and December 31, 1994                              F-7

     Notes to Consolidated Financial Statements           F-8



All financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.



Report of Independent Accountants


To the Board of Directors
and Shareholders of
Champion Enterprises, Inc.


In our opinion, based upon our audits and the report of other auditors, the financial statements listed in the index appearing under item 14(a) on page F-1 present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at December 28, 1996 and December 30, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Redman Industries, Inc. for the years ended March 29, 1996 and March 31, 1995, which statements reflect total assets of $156 million and $141 million, respectively, and total revenues of $614 million and $558 million for the years ended March 29, 1996 and March 31, 1995, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Redman Industries, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Detroit, Michigan
February 7, 1997

       REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


SHAREHOLDERS AND BOARD OF DIRECTORS
REDMAN INDUSTRIES, INC.

     We have audited the consolidated balance sheets of Redman Industries, Inc., as of March 29, 1996 and March 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redman Industries, Inc., at March 29, 1996 and March 31, 1995, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

                                 /S/ ERNST & YOUNG LLP

Dallas, Texas
May 17, 1996

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

                                        YEAR ENDED
                         ---------------------------------------
                           DEC. 28,      DEC. 30,     DEC. 31,
                             1996         1995          1994

NET SALES                 $1,644,071    $1,411,726  $1,143,547
Cost of sales              1,392,788     1,199,579     979,370

GROSS MARGIN                 251,283       212,147     164,177
Selling, general and
 administrative expenses     135,483       117,458      93,434

OPERATING INCOME             115,800        94,689      70,743

Nonrecurring merger and
 other charges               (22,000)            -      (2,700)
Interest income                2,699         2,966       1,978
Interest expense              (2,313)       (2,808)     (1,389)

INCOME FROM CONTINUING
  OPERATIONS
  BEFORE INCOME TAXES         94,186        94,847      68,632

Income taxes                  40,600        38,562      23,502

INCOME FROM CONTINUING
  OPERATIONS                  53,586        56,285      45,130

Income from discontinued
  operations, net of
  income taxes of $1,105           -             -       1,908

NET INCOME                   $53,586       $56,285     $47,038


PER SHARE AMOUNTS:*
  Income from
   continuing operations       $1.09         $1.14      $ 0.92
  Income from discontinued
   operations                      -             -        0.04
  Net income                   $1.09         $1.14      $ 0.96


Weighted average shares
  outstanding*                49,363        49,515      48,900


  *Prior amounts have been restated for the effect of the two-for-one stock split in May 1996.


See accompanying Notes to Consolidated Financial Statements.



CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

                                        DEC. 28     DEC. 30
                                          1996        1995
ASSETS

CURRENT ASSETS:
Cash, cash equivalents and
 short-term investments                 $19,357      $22,216
Accounts receivable, trade               75,776       75,171
Inventories                              80,920       68,145
Deferred taxes and other current assets  40,598       24,719
Total current assets                    216,651      190,251

PROPERTY AND EQUIPMENT:
Land and improvements                    21,972       13,586
Buildings and improvements               92,767       62,511
Machinery and equipment                  61,137       47,051
                                        175,876      123,148
Less-accumulated depreciation            53,274       45,464
                                        122,602       77,684

GOODWILL:                               135,912      110,968
Less-accumulated amortization            11,423        8,085
                                        124,489      102,883

OTHER ASSETS                              8,608        7,341

                                       $472,350     $378,159

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                        $41,025      $38,611
Accrued dealer discounts                 42,523       31,758
Accrued warranty obligations             35,146       28,606
Accrued compensation and payroll taxes   24,478       24,710
Accrued insurance                        14,682       10,062
Other current liabilities                37,318       30,071
Total current liabilities               195,172      163,818

LONG-TERM LIABILITIES:
Long-term debt                            1,158        1,685
Deferred portion of purchase price       10,927          764
Other long-term liabilities              38,459       35,750
                                         50,544       38,199

SHAREHOLDERS' EQUITY:
Preferred stock, no par value,
  5,000 authorized, none issued               -           -
Common stock, $1 par value,
  1996 - 75,000 authorized, 47,695
  issued and outstanding;
  1995 - 31,869 issued and
  outstanding                            47,695       31,869
Capital in excess of par value           34,465       47,377
Retained earnings                       145,471       97,872
Foreign currency translation
  adjustments                              (997)        (976)

  Total shareholders' equity            226,634      176,142

                                       $472,350     $378,159

See accompanying Notes to Consolidated Financial Statements.




CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                      YEAR ENDED

-------------------------------
                                            DEC. 28  DEC. 30  DEC 31
                                              1996     1995    1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations           $53,586  $56,285  $45,130
Adjustments to reconcile income from
  continuing operations
  to net cash provided by operating
  activities:
  Depreciation and amortization              14,883   11,633    8,429
  Deferred income taxes                     (11,542)  (4,997) (11,787)
  Increase/decrease, net of acquisitions:
    Accounts receivable                      (9,046) (10,824) (16,851)
    Inventories                             (12,480)  (4,134) (14,839)
    Merger reserve                           11,221        -        -
    Accounts payable                          4,804   (5,033)   4,138
    Accrued liabilities                      13,631   14,136   23,188
    Other, net                                3,982   10,021    6,717
  Total adjustments                          15,453   10,802   (1,005)
Net cash provided by continuing
   operating activities                      69,039   67,087   44,125

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Income from discontinued operations               -        -    1,908
Decrease in net assets of
   discontinued operations                   1,615      672       696
Net cash provided by
   discontinued operations                   1,615      672     2,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment        (50,709) (20,448)  (19,280)
Proceeds from disposal of property
   and equipment                               881      747       465
Purchases of short-term investments        (25,660) (25,467)   (9,827)
Maturities of short-term investments        36,000   22,000     4,000
Acquisitions                               (18,778) (41,303)  (36,481)
Deferred purchase price payment             (8,900)  (2,600)        -
Other                                           18   (1,356)      (46)
Net cash used for investing activities     (67,148) (68,427)  (61,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued, net                     2,735    1,106     2,512
Common stock repurchased                   (13,222) (17,102)   (1,781)
Repayment of long-term debt                 (2,796)    (991)     (826)
Tax benefit of stock options exercised       1,800    1,738     2,916
Net cash provided by (used for)
   financing activities                    (11,483) (15,249)    2,821

Net decrease in cash and cash equivalents   (7,977) (15,917)  (11,619)
Cash and cash equivalents at
  beginning of period*                      27,334   28,199    39,818

Cash and cash equivalents at end
  of period                                $19,357  $12,282   $28,199

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for:
  Interest                                  $2,280   $2,233    $1,196
  Income taxes                             $53,276  $38,400   $30,854

CASH FLOWS FROM ACQUISITIONS:
Purchase price                             $35,500  $50,777   $40,000
Less:  Deferred portion of
       purchase price                      (14,500)  (9,635)   (2,600)
Less:  Cash acquired                        (4,435)    (827)   (1,591)
Plus:  Acquisition costs and
       mortgage payoffs                      2,213      988       672

                                           $18,778  $41,303   $36,481


*The beginning cash balance for 1996 does not agree to the ending balance for 1995 due to the different accounting period used by Redman. See Note 1 in accompanying Notes. See accompanying
Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

                                                                  FOREIGN
                                              CAPITAL IN RETAINED CURRENCY
                             COMMON STOCK     EXCESS OF  EARNINGS TRANSLATION
                            SHARES   AMOUNT   PAR VALUE (DEFICIT) ADJUSTMENTS    TOTAL

BALANCE JANUARY 1, 1994     16,044   $16,044  $72,024    $(5,451) $  (876)      $81,741

Net income                   -        -        -           47,038  -             47,038
Stock option and benefit
 plans                         436       436     3,109     -       -              3,545
Common stock repurchases      (124)     (124)   (1,657)    -       -             (1,781)
Tax benefit of stock
 options                     -        -          2,916     -       -              2,916
Translation adjustments      -        -        -           -         (193)         (193)

BALANCE DECEMBER 31, 1994   16,356    16,356    76,392     41,587  (1,069)      133,266

Net income                  -         -         -          56,285  -             56,285
Stock option and benefit
 plans                         358       358     1,504     -       -              1,862
Common stock repurchases    (1,401)   (1,401)  (15,701)    -       -            (17,102)
Two-for-one stock split      7,629     7,629    (7,629)    -       -             -
Redman 100% stock dividend   8,927     8,927    (8,927)    -       -             -
Tax benefit of stock
 options                    -         -          1,738     -       -              1,738
Translation adjustments     -         -        -           -           93            93

BALANCE DECEMBER 30, 1995   31,869    31,869   47,377      97,872    (976)      176,142

Net income                  -         -        -           53,586  -             53,586
Less: net income of
  Redman for the
  quarter ended
  March 29, 1996            -         -          -        (5,987)  -             (5,987)
Stock option and
 benefit plans                 538       538     4,031     -       -              4,569
Common stock repurchases      (179)     (179)   (3,276)    -       -             (3,455)
Two-for-one stock split     15,467    15,467   (15,467)    -       -             -
Tax benefit of stock
 options                    -         -          1,800     -       -              1,800
Translation adjustments     -         -        -           -          (21)          (21)

BALANCE DECEMBER 28, 1996   47,695   $47,695   $34,465   $145,471   $(997)     $226,634

See accompanying Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS COMBINATION AND BASIS OF PRESENTATION

On October 24, 1996, Redman Industries, Inc. (Redman) was merged with and into Champion Enterprises, Inc. (the Company), and 16.5 million shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Redman. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the financial position and results of operations of Redman for all periods presented.

Prior to the merger, Redman used a fiscal year ending on the Friday nearest March 31. The 1996 financial statements combine each company's year ended December 28, 1996. The restated financial statements for 1995 and 1994 combine the Company's financial statements for years ended December 30, 1995 and December 31, 1994 with Redman's financial statements for years ended March 29, 1996 and March 31, 1995, respectively. Due to the different fiscal year ends, Redman's results for the three months ended March 29, 1996 are included in the restated financial statements for both 1996 and 1995. For the three months ended March 29, 1996 Redman had net sales of $150 million and net income of $6 million. Redman's net income for this period is deducted from the opening balance of retained earnings at December 30, 1995 in the accompanying statement of shareholders' equity. Redman's net cash flow for this period is eliminated from the 1996 beginning cash balance in the statement of cash flows.

Net sales and income from continuing operations of the combining companies for the last three years are as follows:

(in millions, excluding nonrecurring charges in 1996)

                            1996      1995      1994
Net sales:
Champion                  $  986    $   798    $   586
Redman                       658        614        558
                          $1,644     $1,412     $1,144
Net income:
Champion                 $  43.3    $  32.3    $  25.2
Redman                      27.1       24.0       19.9
                          $ 70.4    $  56.3    $  45.1

Certain amounts from Redman's prior financial statements have been reclassified to conform to the Company's presentation.

In connection with the merger, the Company recorded charges of $22 million in the quarter ended December 28, 1996. These charges are nonrecurring and include $9 million for severance costs associated with the planned closing of the Redman corporate headquarters and stock based compensation costs triggered by the change in control, $8 million for investment banking, legal, accounting and other fees, and $5 million for adjusting the carrying value of certain facilities and other assets. Costs of $10.7 million had been paid as of December 28, 1996, and the remaining cash costs of approximately $5.5 million will be paid in 1997.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Champion Enterprises, Inc. and its wholly owned subsidiaries.
All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business

The Company is a leading producer of manufactured housing with operations and markets located throughout the U.S. and in western Canada. Less than 4% of the Company's consolidated sales are derived from its commercial vehicles business which produces mid-size buses.

Revenue Recognition

Sales revenue is recognized when wholesale floor plan financing or dealer credit approval is received and the product is shipped to independent dealers or, for Company-owned sales locations, upon transfer of title.

Cash,  Cash Equivalents and Short-Term Investments

Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase. These investments are carried at cost which approximates market value because of their short maturities. Short-term investments, consisting of U.S. Treasury bills of $9.9 million at December 30, 1995, were carried at gross amortized cost (which approximates market value), had an original maturity of greater than 90 days and were held until maturity.

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

Year End

The Company's fiscal year ends on the Saturday nearest December 31.

Goodwill

Goodwill is the excess of cost over fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited, which is generally 40 years. Amortization expense was $3.5 million, $2.8 million and $1.6 million in 1996, 1995 and 1994, respectively.

Warranty Obligations

The Company provides the home buyer with a twelve-month warranty from the date of retail purchase. Estimated warranty costs are accrued at the time of sale.

Other Long-Term Liabilities

Other long-term liabilities consist of the non-current portion of self-insurance and warranty reserves, compensation programs and other reserves and accruals.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Earnings Per Share

In calculating earnings per share, the weighted average shares outstanding includes common stock equivalents. Earnings per share amounts and weighted average shares outstanding for all periods presented, including pro forma amounts, have been adjusted for the two-for-one stock split on May 31, 1996 as discussed in Note 6 of the Notes to Consolidated Financial Statements.


NOTE 3 - INVENTORIES

A summary of inventories by component at December 28, 1996 and December 30, 1995 follows:

(in thousands)
                            1996               1995

     Raw materials        $50,847            $42,959
     Work-in-process        8,048              6,905
     Finished goods        22,025             18,281
                          _______            _______
                          $80,920            $68,145


NOTE 4 - ACQUISITIONS

Grand Manor,  Inc. and Homes of Legend, Inc.

On March 29, 1996 the Company purchased the assets and assumed certain liabilities of Grand Manor, Inc., a privately held corporation with manufactured housing operations in Georgia. On April 26, 1996 the Company purchased the outstanding common stock of Homes of Legend, Inc., a privately held corporation with manufactured housing operations in Alabama, and purchased the assets and assumed certain liabilities of a related company. Under the terms of the purchase agreements, the total purchase price of these acquired companies was $35.5 million, with $21 million paid in 1996 and the balance of $14.5 million due during the next three years. The required cash payments were financed from existing cash balances and borrowings under the Company's
bank line of credit.   The acquisitions were accounted for using
the purchase method and resulted in $26 million of goodwill. The results of operations of the acquired companies are included with those of the Company commencing on the respective acquisition dates.

Following are the summarized unaudited pro forma combined results of operations for the years ended December 28, 1996 and December 30, 1995, assuming the acquisitions had taken place on December 31, 1995 and January 1, 1995, respectively. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

(in millions, except per share amounts)

                                     1996      1995

     Net sales                     $1,677.7  $1,503.5
     Income before income taxes        95.5      97.7
     Income taxes                      41.1      39.7
     Net income                        54.4      58.0
     Per share                     $   1.10  $   1.17


Chandeleur Homes, Inc. and Crest Ridge Homes, Inc.

On February 3, 1995 the Company purchased the assets and assumed certain liabilities of Chandeleur Homes, Inc. and Crest Ridge Homes, Inc., privately held corporations with manufactured housing operations in Alabama and Texas. The purchase price totaled $46.9 million. The acquisitions were accounted for using the purchase method and resulted in $45.5 million of goodwill. Chandeleur and Crest Ridge results of operations are included with those of the Company commencing February 3, 1995.

Other 1995 Acquisitions

New Horizon Manufactured Homes, Ltd., Alberta, Canada, was acquired in October 1995 for $3.2 million. In addition, a company which arranges transportation for a portion of the Company's manufactured housing business was acquired for $700,000 in February 1995. Prior year results for these acquisitions are immaterial. These acquisitions were accounted for using the purchase method and resulted in $2.5 million of goodwill.


NOTE 5 - DEBT

The Company has an agreement with two banks for an unsecured line of credit for $70 million, including $20 million of availability to cover letters of credit. At the Company's option, borrowings are subject to interest at either the bank's prime rate or the bank's Eurodollar rate plus 0.4% to 1.15%. In addition, the Company pays a commitment fee ranging from 0.125% to 0.4% on the unused portion of the facility and a letter of credit fee. The agreement expires on September 29, 1998, but may be extended for additional one year periods, subject to approval by the banks. The agreement contains covenants which, among other things, require maintenance of certain financial ratios and limit additional indebtedness and the payment of dividends without the prior consent of the banks. Letters of credit outstanding at year end totaled $14 million, generally to support insurance obligations and licensing and service bonding required by various states.

There were no bank borrowings outstanding at December 28, 1996, December 30, 1995 or December 31, 1994. The maximum amount of aggregate short-term bank borrowings outstanding at any month end was $30 million, $31 million and $9 million during 1996, 1995 and 1994, respectively. During 1996, 1995 and 1994, aggregate short-term borrowings averaged $14 million, $15 million and $7 million, with average interest rates of 6.2%, 7.4% and 6.1%, respectively.


NOTE 6 - SHAREHOLDERS' EQUITY

On April 29, 1996 the shareholders approved a proposal to increase the number of authorized common shares to 75 million from 30 million. On May 1, 1995 the shareholders approved a proposal to increase the number of authorized common shares to 30 million from 15 million. In addition, the Board of Directors approved two-for-one splits of the Company's common stock effective May 31, 1996 and May 30, 1995. A total of 15.5 million shares and 7.6 million shares of common stock was issued in connection with the splits in 1996 and 1995, respectively. In February 1996 Redman paid a 100% stock dividend to its shareholders, resulting in an increase of 8.9 million shares of common stock outstanding. The Company repurchased shares under previously authorized programs which were rescinded in 1996, subsequent to the Redman merger.

There are 5 million authorized shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. The Board of Directors has reserved 750,000 preferred shares for issuance in connection with the Shareholders Rights Plan (Rights Plan).

The Rights Plan was adopted on January 9, 1996. Pursuant to the Rights Plan, the Board of Directors declared a distribution of one Preferred Stock Purchase Right on each outstanding share of common stock on February 5, 1996, the record date. Each Right entitles shareholders to buy one one-hundredth share of preferred stock for $140 and becomes exercisable only if a third party acquires or announces an intention to acquire 20% or more of the Company's common stock. The Rights expire on February 5, 2006 unless redeemed or exercised.


NOTE 7 - RETIREMENT PLANS

The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing one year of service. Participating employees may contribute from 1% to 18% of their compensation to the plans. The Company makes matching contributions of 35% of the first 4% or 50% of the first 6% of employees' contributions. Company contributions vest either when made or ratably over five years. Amounts expensed under these plans were $2.8 million in 1996, $2.3 million in 1995 and $2.1 million in 1994.


NOTE 8- INCOME TAXES

Pretax income from continuing operations for the years ended
December 28, 1996, December 30, 1995 and December 31, 1994 was taxed under the following jurisdictions:

(in thousands)
                                1996      1995     1994

Domestic                      $92,426   $92,727   $66,504
Foreign                         1,760     2,120     2,128
  Total                       $94,186   $94,847   $68,632

The provisions for income taxes from continuing operations were as follows:

(in thousands)
                                1996      1995      1994
Current:
  Federal                     $45,306   $35,968   $28,822
  Foreign                         930     1,735     1,700
  State                         5,906     5,856     4,767
Total current                  52,142    43,559    35,289
Deferred:
  Federal                     (10,530)   (4,998)  (10,745)
  Foreign                        (121)      149       620
  State                          (891)     (148)   (1,662)
Total deferred                (11,542)   (4,997)  (11,787)

Total provision               $40,600   $38,562   $23,502

The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

(in thousands)

                                 1996    1995       1994

Statutory U.S. tax rate       $32,965   $33,197   $24,022
Increase (decrease) in
  rates resulting from:
Higher rates on earnings
  of foreign operations           149     1,142     1,575
Merger costs                    3,083       -         -
Recognize net operating loss       -        -      (5,609)
State taxes, net of
  federal benefit               3,180     3,774     1,990
Other                           1,223       449     1,524
Total provision               $40,600   $38,562   $23,502

Effective tax rates               43%       41%       34%


Deferred tax assets and liabilities are comprised of the following as of December 28, 1996 and December 30, 1995:

(in thousands)
                                1996      1995
Assets:
Warranty reserve              $16,231   $13,514
Insurance accruals              8,354     5,958
Environmental                   1,318     1,454
Dealer discounts                1,063     1,053
Employee compensation           4,675     2,937
Reserve for repurchase          1,183       940
Loss carry forwards               438       536
Merger costs                    4,500       -
Other                           4,079     3,926
Gross deferred tax assets      41,841    30,318

Liabilities:
Depreciation                    2,520     2,149
Canadian withholding              400       625
Safe harbor leases              3,839     6,177
Goodwill                        2,962     1,870
Other                             304       822
Gross deferred tax
  liabilities                  10,025    11,643

Net assets                    $31,816   $18,675

Discontinued operations

The 1994 provision for income taxes for discontinued operations was $1.1 million, an effective rate of 37%. This amount was higher than the U.S. statutory tax rate due to state tax charges.


NOTE 9 - DISCONTINUED OPERATIONS

In 1992 the Company sold certain assets and liabilities of its discontinued recreational vehicle (RV) segment. Remaining assets and liabilities of the RV segment are immaterial. During 1994 certain RV segment litigation was settled which resulted in an after tax gain of $1.9 million ($0.04 per share).


NOTE 10 - CONTINGENT LIABILITIES

It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with lending institutions which provide wholesale floor plan financing to dealers. A majority of the Company's sales are made pursuant to these agreements, which generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default.
In addition, the Company has guaranteed, on a limited basis, obligations of certain dealers to a lending institution under a Company sponsored floor plan financing program. The contingent liabilities under these agreements are spread over many dealers and financial institutions and are reduced by the resale value of the homes which are required to be repurchased or repossessed. Losses incurred in connection with these agreements have been immaterial and estimated losses are provided for currently. The maximum potential repurchase obligation was approximately $540 million at December 28, 1996, excluding any resale value.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law. The Company retains a significant portion of risk of certain losses related primarily to medical benefits, workers' compensation and general, product and auto liability.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Management believes the ultimate liability with respect to these actions will not materially affect the financial condition or results of operations of the Company.

The Company is a party to environmental investigations and remediations and, along with other companies, has been named a potentially responsible party at one of these sites. In 1994 the Company accrued $2.7 million for its estimated share of remediation costs. The recorded liability has not been reduced by potential insurance recoveries. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 11 - STOCK OPTION AND INCENTIVE PLANS

The Company has various stock option and incentive plans and agreements whereby stock options are made available to key employees and directors. Stock options may be granted below, at, or above fair market value and generally expire six or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. Under the Company's 1995 Stock Option and Incentive Plan grants may be made of stock options, stock awards, stock appreciation rights and other stock based incentives. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and key employees and in connection with acquisitions.

Amounts charged to expense in connection with the grants and awards under these plans and agreements totaled $1.2 million in 1996, excluding amounts included in nonrecurring merger costs, $0.8 million in 1995 and $0.6 million in 1994. There were 1,525,000 and 860,000 shares reserved for future grants at December 28, 1996 and December 30, 1995, respectively.

The following table summarizes the changes in outstanding stock options during the last three years (amounts have been adjusted for the effect of stock splits):

                                                       Weighted
                                                       Average
                                        Number         Exercise
                                        of Shares      Price

Outstanding January 1, 1994             2,991,497      $2.10
Granted                                 2,051,842       6.22
Exercised                              (1,601,788)      1.58
Canceled                                  (68,000)      2.77

Outstanding December 31, 1994           3,373,551       4.84
Granted                                 2,785,442       8.50
Exercised                                (848,063)      2.37
Canceled                                 (367,590)      4.80

Outstanding December 30, 1995           4,943,340       7.33
Granted                                   719,396      15.08
Exercised                                (716,329)      6.33
Canceled                                 (253,403)      7.56

Outstanding December 28, 1996           4,693,004      $8.65


The following table summarizes information about stock options outstanding at December 28, 1996:

                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                    Weighted    Average               Average
                                    average     exercise              exercise
Range of             Number         life        price      Number      price
exercise prices    outstanding      (years)     per share  exercisable per share

$0.66 - $4.75         476,180        6.1          $3.23      311,060    $2.43
$5.34 - $9.19       3,147,110        5.8           7.43      703,110     6.35
$10.28 - $14.94       775,714        7.0          12.62      555,914    12.16
$15.94 - $22.63       294,000        9.9          19.95         -         -
                    4,693,004        6.3          $8.65    1,570,084    $7.63


Financial Accounting Standards Board Statement No. 123, "Accounting for Stock Based Compensation," established new accounting and reporting requirements for stock based employee compensation programs such as stock option and stock award plans. As permitted by Statement No. 123, the Company has elected to continue to account for its stock based plans under APB Opinion No. 25. If compensation cost for the Company's stock based compensation plans had been determined based on the fair values at the grant dates consistent with the method of Statement No. 123, the Company's pro forma net income and earnings per share would have been the amounts indicated below:

                               1996            1995

Net  income (in thousands)    $50,601        $55,252
Earnings per share            $  1.02        $  1.13

In determining the pro forma amounts in accordance with Statement No. 123, the fair value of each stock option grant or award is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

                              1996           1995

Risk free interest rate       5.6%           6.5%
Expected life (years)         3.3            5.5
Expected volatility           43%            51%
Expected dividend rate         0%             0%


The weighted average per share fair value of stock options granted during 1996 and 1995 were $6.90 and $4.81, respectively, for options granted at market value, and $10.17 and $4.84, respectively, for options granted at less than market value. Total stock based compensation cost that would have been charged to income under Statement No. 123 was $5.8 million and $2.2 million for stock options and awards granted in 1996 and 1995, respectively, excluding amounts included in nonrecurring charges in 1996.

The number of shares granted through stock awards in 1996 and 1995 were 29,010 and 124,800, respectively, with grant date fair values per share of $19.22 and $8.38, respectively.

NOTE 12-QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in thousands, except per share amounts)

                         First     Second    Third     Fourth
                         Quarter   Quarter   Quarter   Quarter  Total

1996
Net sales                $342,765  $428,625  $447,111  $425,570 $1,644,071
Cost of sales             290,794   360,392   377,724   363,878  1,392,788
Selling, general and
  administrative
  expenses                 29,257    36,541    35,727    33,958    135,483
Operating income           22,714    31,692    33,660    27,734    115,800
Nonrecurring merger and
  other charges             -         -         -       (22,000)   (22,000)
Interest income
  (expense), net              216      (145)        6       309        386
Income before income
   taxes                   22,930    31,547    33,666     6,043     94,186
Net income                 13,742    19,146    20,474       224     53,586
Net income per share        $0.28     $0.39     $0.41     $0.00      $1.09
Homes sold                 12,962    16,301    16,824    15,709     61,796
Commercial vehicles
   sold                       246       320       338       323      1,227

1995
Net sales                $328,127  $359,998  $368,006  $355,595 $1,411,726
Cost of sales             281,366   304,146   312,213   301,854  1,199,579
Selling, general and
  administrative
  expenses                 27,010    30,706    29,484    30,258    117,458
Operating income           19,751    25,146    26,309    23,483     94,689
Interest income
  (expense), net              169      (342)      114       217        158
Income before income
  taxes                    19,920    24,804    26,423    23,700     94,847
Net income                 11,822    14,686    15,665    14,112     56,285
Net income per share        $0.24     $0.30     $0.32     $0.28      $1.14
Homes sold                 12,705    13,902    14,019    13,329     53,955
Commercial vehicles
  sold                        325       302       351       311      1,289



Prior amounts have been restated due to the October 1996 merger with Redman Industries, Inc., which was accounted for as a pooling of interests. See Note 1 of Notes to Consolidated
Financial Statements.

Fourth quarter 1996 includes nonrecurring and other charges totaling $22 million ($16.8 million after tax or $0.34 per share) for the merger with Redman.

Earnings per share have been restated for the effect of the two-for-one stock split in May 1996. Per share amounts are based on the weighted average shares outstanding for each period.
Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

Certain amounts have been reclassified to conform to current period presentation.

                        INDEX TO EXHIBITS


   Exhibit No.                   Description

     3.1 Restated Articles of Incorporation of the Registrant filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995, and incorporated herein by reference.

     3.2 Amendment to Restated Articles of Incorporation of the Registrant filed with the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, and incorporated herein by reference.

     3.3 Bylaws of the Registrant filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     4.1 Article III of the Registrant's Restated Articles of Incorporation (increasing number of authorized shares of capital stock) - included in the Registrant's Amendment to Restated Articles of Incorporation filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996, and incorporated herein by reference.

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

     10.1 Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan, filed as
               Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

     10.2 Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First
               National Bank of Chicago, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.3 First Amendment, dated October 27, 1995, to Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.4      Second Amendment, dated September 17, 1996, to the
               Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First
               National Bank of Chicago.

     10.5      Third Amendment, dated December 2, 1996, to the
               Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First
               National Bank of Chicago.

     10.6      *Champion Enterprises, Inc. 1987 Stock Option
               Plan, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

     10.7 *Champion Enterprises, Inc. 1990 Nonqualified Stock Option Program, as amended through the Second Amendment, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.8      *Third Amendment, dated June 18, 1996, to the
               Champion Enterprises, Inc. 1990 Nonqualified Stock
               Option Program.

     10.9      *Fourth Amendment, dated December 3, 1996, to the
               Champion Enterprises, Inc. 1990 Nonqualified Stock
               Option Program.

     10.10 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

     10.11 *Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

     10.12 *First Amendment to the Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as
               Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      10.13    *Second Amendment, dated June 18, 1996, to the
               Champion Enterprises, Inc. 1993 Middle Management
               Stock Option Plan.

     10.14 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.15 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
               Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.16 *Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit
               10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.17 *Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as
               Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

     10.18 *Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as
               Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.19     *Nonqualified Stock Option Agreement dated August
               31, 1995 between the Registrant and Walter R.
               Young, Jr., filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.20     *Nonqualified Stock Option Agreement dated August
               31, 1995 between the Registrant and Walter R.
               Young, Jr., filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.21 *Performance Share Award Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.22     *Letter Agreement dated March 15, 1994 between the
               Registrant and A. Jacqueline Dout, filed as
               Exhibit 10.12 to the Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     10.23 *Nonqualified Stock Option Agreements dated April 18, 1994 between the Registrant and A. Jacqueline Dout, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     10.24 *Change in Control Severance Agreement dated as of April 12, 1991 between the Registrant and Louis M. Balius, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1993 and incorporated herein by reference.

     10.25 *Letter Agreement dated February 12, 1997 between the Registrant and John J. Collins, Jr.

     10.26 *Redman Industries, Inc. 1993 Stock Option Plan, filed as Exhibit 10.1 to the Registrant's
               Registration Statement on Form S-8 dated October
               24, 1996 and incorporated herein by reference.

  10.27 *Redman Industries, Inc. 1993 Incentive Holders' Stock Option Plan, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated October 24, 1996 and incorporated herein by reference.

     11        Statement Regarding Computation of Per Share
               Earnings.

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Price Waterhouse LLP.

     23.2      Consent of Ernst and Young LLP.

     27.1      Financial Data Schedule.

     99.1      Proxy Statement for the Registrant's 1997 Annual
               Meeting of Shareholders - filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.


Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above Exhibits to any shareholder upon written request addressed to the Public Relations Department, Champion Enterprises, Inc., 2701 University Drive, Suite 320, Auburn Hills, Michigan 48326.