Form 10-Q
period 1997-03-29
CHAMPION ENTERPRISES INC
filed 1997-05-08
CIK 814068

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended March 29, 1997

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

         48,482,713 shares of the registrant's $1.00 par value Common Stock were outstanding as of April 29, 1997.

PAGE

                     PART I. FINANCIAL INFORMATION

                       CHAMPION ENTERPRISES, INC.

                     Consolidated Income Statements
             (In Thousands, Except Per Share Amounts)


                                                    Three Months Ended
                                                   March 29,    March 30,
                                                     1997         1996


Net sales                                          $378,860     $342,765

Cost of sales                                       323,087      290,794

Gross margin                                         55,773       51,971

Selling, general and
   administrative expenses                           32,836       29,257

Operating income                                     22,937       22,714

Other income (expense):
   Interest income                                      416          676
   Interest expense                                    (414)        (460)

Income before income taxes                           22,939       22,930

Income taxes                                          9,100        9,188

Net income                                         $ 13,839     $ 13,742


Net income per share                               $   0.28     $   0.28


Weighted average shares outstanding                  49,673       49,242





See accompanying Notes to Consolidated Financial Statements.
PAGE

                      CHAMPION ENTERPRISES, INC.

                      Consolidated Balance Sheets
                (In Thousands, Except Par Value Amount)


                                 ASSETS
                                                   March 29,   December 28,
                                                     1997         1996
CURRENT ASSETS
  Cash and cash equivalents                        $      -     $ 19,357
  Accounts receivable, trade                        110,738       75,776
  Inventories                                        86,519       80,920
  Deferred taxes and other current assets            37,508       40,598
    Total current assets                            234,765      216,651

PROPERTY AND EQUIPMENT
  Cost                                              181,563      175,876
  Less-accumulated depreciation                      55,562       53,274
                                                    126,001      122,602

GOODWILL
  Cost                                              135,912      135,912
  Less-accumulated amortization                      12,364       11,423
                                                    123,548      124,489

OTHER ASSETS                                          8,352        8,608

    Total assets                                   $492,666     $472,350



                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $ 52,678     $ 41,025
  Accrued dealer discounts                           29,779       42,523
  Accrued warranty obligations                       34,920       35,146
  Accrued compensation and payroll taxes             22,799       24,478
  Accrued insurance                                  15,318       14,682
  Other current liabilities                          39,284       37,318
    Total current liabilities                       194,778      195,172

LONG-TERM LIABILITIES
  Long-term debt                                      1,109        1,158
  Deferred portion of purchase price                 10,920       10,927
  Other long-term liabilities                        38,374       38,459
                                                     50,403       50,544

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                               -            -
  Common stock, $1 par value, 75,000 shares
    authorized, 48,377 and 47,695 shares issued
    and outstanding, respectively                    48,377       47,695
  Capital in excess of par value                     40,859       34,465
  Retained earnings                                 159,310      145,471
  Foreign currency translation adjustments           (1,061)        (997)
    Total shareholders' equity                      247,485      226,634

    Total liabilities and shareholders' equity     $492,666     $472,350


See accompanying Notes to Consolidated Financial Statements.
PAGE

                    CHAMPION ENTERPRISES, INC.

              Consolidated Statements of Cash Flows
                          (In Thousands)
                                                       Three Months Ended
                                                      March 29,   March 30,
                                                        1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $ 13,839   $ 13,742
Adjustments to reconcile net income to
  net cash used for operating activities:
  Depreciation and amortization                           4,184      3,226
  Increase/decrease:
    Accounts receivable                                 (34,962)   (29,728)
    Inventories                                          (5,599)      (173)
    Accounts payable                                     11,653     12,339
    Accrued liabilities                                  (8,853)    (3,850)
    Merger reserve                                       (2,745)         -
    Other, net                                            3,516      3,640
    Total adjustments                                   (32,806)   (14,546)

Net cash used for operating activities                  (18,967)      (804)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                  -     (5,526)
Proceeds on disposal of property and equipment            1,795        473
Short-term investments, net                                   -        133
Additions to property and equipment                      (8,064)   (10,987)
Deferred purchase price payment                               -     (8,900)
Other                                                         -        291

Net cash used for investing activities                   (6,269)   (24,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank                             -     19,700
Repayment of long-term debt                                (135)    (1,513)
Common stock issued, net                                  4,014        163
Common stock repurchased                                      -    (10,888)
Tax benefit of stock options                              2,000          -

Net cash provided by financing activities                 5,879      7,462

NET DECREASE IN CASH AND CASH EQUIVALENTS               (19,357)   (17,858)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                              19,357     27,334

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      -   $  9,476

ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                             $    215   $    854
  Income taxes                                         $    952   $  3,880

SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Purchase price                                                    $  9,500
Less:  Deferred portion of purchase price                           (3,500)
       Cash acquired                                                  (841)
Plus:  Acquisition costs                                               367

                                                                  $  5,526


See accompanying Notes to Consolidated Financial Statements.

PAGE

                      CHAMPION ENTERPRISES, INC.

               Notes to Consolidated Financial Statements

1. On October 24, 1996 Redman Industries, Inc. ("Redman") was merged with the registrant. The merger was accounted for as a pooling of interests; accordingly, 1996 restated information includes Redman.


2. For each of the dates indicated, inventories consisted of the following (in thousands):
                                    March 29,       December 28,
                                      1997             1996

      Raw materials                 $53,733          $50,847
      Work-in-process                 8,379            8,048
      Finished goods                 24,407           22,025
                                    $86,519          $80,920


3. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due to state and foreign tax charges.

     The components of the income tax provisions for the three months ended March 29, 1997 and March 30, 1996 follows (dollars in thousands):

                                                   March 29,  March 30,
                                                     1997       1996

    Statutory U.S. tax rate                       $  8,029    $   8,026
    Increase in rate resulting from:
    Higher rates on earnings of foreign operations      50           50
    State taxes                                        750          750
    Other                                              271          362
    Total provision                               $  9,100    $   9,188

    Effective tax rates                                40%          40%


4. The per share amounts are calculated using the weighted average number of shares outstanding for each of the periods presented and includes common stock equivalents. Earnings per share and weighted average shares outstanding have been adjusted for the effect of the two-for-one stock split on May 31, 1996.


5. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.


6. On April 29, 1997 the shareholders approved a proposal to increase the number of the registrant's authorized shares of common stock to 120 million from 75 million. On that date the Board of Directors also authorized a stock repurchase program to repurchase up to 2.5 million shares of the registrant's common stock.


7. Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.







                       CHAMPION ENTERPRISES, INC.

                  Management's Discussion and Analysis
                                   of
             Financial Condition and Results of Operations

Three months ended March 29, 1997 versus three months ended March 30, 1996


For the quarter ended March 29, 1997, Champion Enterprises, Inc. ("Champion" or "registrant") achieved record first quarter revenues of $379 million, increasing 11% from $343 million in 1996. Net income was $13.8 million, or $0.28 per share, versus $13.7 million, also $0.28 per share, in the prior year's first quarter. Earnings before interest, taxes, depreciation and amortization rose 4.6% compared to a year ago. Last year's results have been restated to include Redman Industries, Inc. ("Redman"), which was merged with Champion on October 24, 1996 and was accounted for as a pooling of interests.


Manufactured Housing
(Dollars in millions, except average home price)

                                Three Months Ended
                                March 29,   March 30,         %
                                  1997        1996          Change

Net sales                         $363.0      $328.6          10%
Gross margin                        54.2        50.0           8%
SG&A                                31.6        28.0          13%
Operating income                   $22.6       $22.0           3%
Operating margin                    6.2%        6.7%
Homes sold                        14,247      12,962          10%
Average price                    $25,500     $25,400           -


Manufactured housing revenues in the first quarter of 1997 increased over last year primarily due to the registrant's 1996 acquisitions and slightly higher volume. Grand Manor, Inc., acquired in March 1996 and Homes of Legend, Inc., acquired in April 1996 (the "1996 acquisitions"), contributed $27 million to revenues on sales of 1,178 homes. The multi-section mix in the current first quarter was 54.8% versus 55.6% a year ago. Excluding 1996 acquisitions the U.S. multi-section mix was 56.2%.

The registrant's U.S. shipments for the three months ended March 1997 were 14,029 homes, up 10% from 12,767 homes a year earlier. Champion's U.S. multi-section mix for the quarter was 55.2%, down from 56.0% last year due to the 1996 acquisitions. According to the Manufactured Housing Institute ("MHI"), an industry trade association, industry wholesale unit shipments declined 3.6% for the first quarter. The registrant's 1997 first quarter U.S. market share based on homes sold was approximately 17.1% versus 15.0% a year ago.

Housing margins decreased in the first quarter of 1997 due to startup expenses at three plants and restructuring of the product line at Redman's Indiana facilities. Inclement weather slowed industry sales and retail inventory levels increased due to the retailers' inability to deliver and set homes that were sold. The registrant experienced some production inefficiencies due to lower levels of unfilled orders. The 1996 acquisitions, which were not included in last year's first quarter results, added $1.7 million of operating income to the current quarter.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled housing orders at the end of the quarter totaled approximately $55 million, including $19 million of orders taken at the annual Nashville trade show held the first week of April. Unfilled orders totaled an estimated $64 million at March 30, 1996, which included the Nashville show which was held by quarter end. The overall decline in unfilled orders is due to increased capacity with incoming order rates comparable to last year.



Other Matters

Consolidated sales and income include the results of the commercial vehicles business. Commercial vehicles revenues increased 12% to $15.9 million on a 20% increase in unit shipments. Quarterly operating income for this business was $353,000, down from $732,000 last year due to lower profits on municipal orders.

Interest income decreased due to lower average invested balances. During the quarter the registrant substantially completed the consolidation of the Redman corporate staff.


              Manufactured Housing Industry Outlook

According to the MHI, industry shipments decreased 3.6% in the first quarter of 1997, which follows annual increases of 7% in 1996, 12% in 1995 and 20% in 1994. The registrant's management estimates a 4 to 7% increase in industry shipments in 1997. The registrant's three year goal is to increase earnings per share at a 20% compound annual growth rate with 1995 as the base year.


Long-term industry growth may be affected by the relative cost of manufactured housing versus other forms of housing, general economic trends including inflation and unemployment rates, consumer confidence, job growth and interest rates, and changes in demographics including new household formations, the number of Americans on fixed incomes and the availability and cost of financing. Changes in housing regulations, including HUD and local building codes, and local zoning regulations could also affect the manufactured housing industry. Changes in regional markets and the U.S. economy as a whole will continue to affect overall housing industry cycles.

In addition to the factors which could affect long-term industry growth, short-term sales may also be affected by inclement weather and by inventory levels of manufactured housing retailers. Recently, retail inventory levels increased as a result of inclement weather conditions in many areas of the country, which slowed retail traffic and sales as well as home placements.

Management believes that moderate changes in interest rates will not have a significant direct impact on demand for manufactured housing. However, to the extent that increased interest rates reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence, demand for manufactured housing may be adversely affected.



                 Liquidity and Capital Resources

For the three months ended March 29, 1997, cash decreased $19 million and was generally used for operating purposes. Cash of $6 million was provided from stock option exercises and related tax benefits and $1.8 million from the disposal of property and equipment. Cash of $8 million was used for capital improvements, including three facilities currently under construction, one each in Alabama, Nebraska and North Carolina.

Accounts receivable, inventories and accounts payable increased significantly from year end levels due to the plants started up during the quarter and to higher sales in March 1997 as compared to December 1996 primarily attributable to the seasonal nature of the manufactured housing industry. Accrued dealer discounts decreased during the quarter due to payments made under annual programs.

Champion has a $70 million unsecured bank line of credit, which expires in 1998 and includes $20 million of availability to cover letters of credit. At March 29, 1997 the registrant had no bank borrowings outstanding and $14 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

Borrowings may be necessary during 1997 for the construction of new plants and for other planned plant expansions and seasonal working capital needs. The registrant plans to spend up to $45 million on capital expenditures during 1997. This amount includes the cost of the recently announced new plants to be constructed, one each in Alabama, North Carolina, and Texas, and the three plants currently under construction. By year end Champion plans to have 56 manufactured housing plants in operation.


Consistent with its plan to improve shareholder value through investments in sound operating businesses, the registrant does not plan to pay cash dividends in the near term. Effective April 29, 1997 the Board of Directors has authorized a stock repurchase program for up to 2.5 million shares of Champion's common stock.

The registrant believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements, capital expenditures and common stock repurchases in the foreseeable future. However, management may explore other opportunities to raise capital to finance the registrant's growth.


                    Forward Looking Statements

Certain statements contained in this Report, including the estimate of manufactured housing industry shipments in 1997 and the registrant's three year goal of compound annual growth in earnings per share of 20%, are forward looking statements within the meaning of the Securities Exchange Act of 1934. These statements are based on the registrant's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from those included in the forward looking statements. These factors are discussed above under Manufactured Housing Industry Outlook and in the registrant's Form 10-K for the year ended December 28, 1996 under Item 1 Business, which is incorporated herein by reference.

PAGE

                       PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


  (a) The following exhibits are filed as part of this report.

      Exhibit No.            Description

         11          Computation of Earnings Per Share

         27          Financial Data Schedule


  (b) No reports on Form 8-K were filed by the registrant during the quarter ended March 29, 1997.

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



                                      CHAMPION ENTERPRISES, INC.

                                   By:    /S/ A. JACQUELINE DOUT
                                      A. Jacqueline Dout
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)




                                  And:   /S/ RICHARD HEVELHORST
                                      Richard Hevelhorst
                                      Controller (Principal
                                      Accounting Officer)




Dated:  May 8, 1997