Form 10-Q
period 1997-06-28
CHAMPION ENTERPRISES INC
filed 1997-08-08
CIK 814068

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended June 28, 1997

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


Registrant's telephone number, including area code: (248) 340-9090


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

     46,943,253 shares of the registrant's $1.00 par value Common Stock were outstanding as of August 1, 1997.





                     PART I. FINANCIAL INFORMATION

                       CHAMPION ENTERPRISES, INC.

                     Consolidated Income Statements
                (In Thousands, Except Per Share Amounts)


                    Three Months Ended      Six Months Ended
                   June 28,    June 29,    June 28,   June 29,
                     1997       1996        1997        1996

 Net sales        $456,022    $428,625    $834,882      $771,390

 Cost of sales     390,509     360,392     713,596       651,186

 Gross margin       65,513      68,233     121,286       120,204

 Selling, general,
   and
   administrative
   expenses         35,165      36,541      68,001        65,798

 Operating income   30,348      31,692      53,285        54,406

 Other income
   (expense):
   Interest income     407         625         823         1,301
  Interest expense    (355)       (770)       (769)       (1,230)

 Income before
   income taxes     30,400      31,547      53,339        54,477

 Income taxes       12,200      12,401      21,300        21,589

 Net income       $ 18,200    $ 19,146    $ 32,039      $ 32,888


 Net income
   per share      $   0.37    $   0.39    $   0.65      $   0.67


 Weighted average
  shares
  outstanding     49,487      49,408        49,580        49,325




See accompanying Notes to Consolidated Financial Statements.







                      CHAMPION ENTERPRISES, INC.

                      Consolidated Balance Sheets
                (In Thousands, Except Par Value Amount)


                                 ASSETS

                                    June 28,    December 28,
                                     1997           1996
CURRENT ASSETS
  Cash and cash equivalents        $  5,824      $ 19,357
  Accounts receivable, trade        109,692        75,776
  Inventories                        83,389        80,920
  Deferred taxes and other
      current assets                 41,979        40,598
      Total current assets          240,884       216,651

PROPERTY AND EQUIPMENT
  Cost                              193,672       175,876
  Less-accumulated depreciation      57,680        53,274
                                    135,992       122,602

GOODWILL
  Cost                              135,912       135,912
  Less-accumulated amortization      13,290        11,423
                                    122,622       124,489

OTHER ASSETS                          7,010         8,608

      Total assets                 $506,508      $472,350



                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $ 69,755      $ 41,025
  Accrued dealer discounts           30,422        42,523
  Accrued warranty obligations       37,034        35,146
  Accrued compensation and
      payroll taxes                  28,630        24,478
  Accrued insurance                  14,772        14,682
  Other current liabilities          31,938        37,318
      Total current liabilities     212,551       195,172

LONG-TERM LIABILITIES
  Long-term debt                      1,961         1,158
  Deferred portion of
      purchase price                  8,520        10,927
  Other long-term liabilities        38,162        38,459
                                     48,643        50,544


SHAREHOLDERS' EQUITY
  Preferred stock, no par value,
    5,000 authorized, none issued         -             -
  Common stock, $1 par value,
    1997-120,000 authorized,
    47,057 issued and
    outstanding; 1996-75,000
    authorized, 47,695 issued
    and outstanding                  47,057        47,695
  Capital in excess of par value     21,808        34,465
  Retained earnings                 177,510       145,471
  Foreign currency translation
    adjustments                      (1,061)         (997)
      Total shareholders' equity    245,314       226,634

      Total liabilities and
        shareholders' equity       $506,508      $472,350



See accompanying Notes to Consolidated Financial Statements.







                          CHAMPION ENTERPRISES, INC.

                    Consolidated Statements of Cash Flows
                                (In Thousands)

                                         Six Months Ended
                                         June 28,   June 29,
                                         1997        1996

CASH FLOWS FROM CONTINUING
 OPERATING ACTIVITIES:
Net income                             $ 32,039    $ 32,888
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization           8,382       6,806
  Deferred income taxes                  (5,602)       (538)
  Increase/decrease:
    Accounts receivable                 (33,916)    (40,865)
    Inventories                          (2,469)    (13,752)
    Accounts payable                     28,730      31,351
    Accrued liabilities                  (5,617)       (546)
    Merger reserve                       (5,329)          -
    Other, net                            3,595       3,641
    Total adjustments                   (12,226)    (13,903)

Net cash provided by operating
   activities                            19,813      18,985


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment     (21,355)    (27,298)
Acquisitions                                  -     (15,969)
Deferred purchase price payments         (4,200)     (8,900)
Proceeds from note payoff                 1,347           -
Proceeds on disposal of property
  and equipment                           1,818         487
Short-term investments, net                   -         262
Other                                         -         550

Net cash used for investing
   activities                           (22,390)    (50,868)


CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank             -      30,100
Net increase (decrease) in
   long-term debt                           693      (2,088)
Common stock issued, net                  4,686         703
Common stock repurchased                (18,835)    (11,284)
Tax benefit of stock options              2,500       1,000

Net cash provided by (used for)
 financing activities                   (10,956)     18,431


NET DECREASE IN CASH AND
   CASH EQUIVALENTS                     (13,533)    (13,452)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                              19,357      27,334

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                            $  5,824    $ 13,882


ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                             $    659    $  1,350
  Income taxes, net                    $ 20,952    $ 16,741


SCHEDULE OF CASH USED FOR ACQUISITIONS:
Purchase price                                     $ 35,500
Less:  Deferred portion of purchase price           (17,000)
       Cash acquired, net                            (4,444)
Plus:  Acquisition costs and mortgage payoffs         1,913
                                                  $  15,969

See accompanying Notes to Consolidated Financial Statements.





                       CHAMPION ENTERPRISES, INC.

               Notes to Consolidated Financial Statements

1. On October 24, 1996 Redman Industries, Inc. ("Redman") was merged with the registrant. The merger was accounted for as a pooling of interests; accordingly, 1996 restated information includes Redman.

2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                  June 28,        December 28,
                                   1997              1996

      Raw materials              $49,490           $50,847
      Work-in-process              7,855             8,048
      Finished goods              26,044            22,025
                                 $83,389           $80,920

3. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is principally due to state tax charges.

The components of the income tax provisions for the six months ended June 28, 1997 and June 29, 1996 follows (dollars in thousands):

                                        June 28,      June 29,
                                          1997          1996

      Statutory U.S. tax rate           $18,669       $19,067
      Increase in rate resulting from:
      State taxes, net of
        federal benefit                   1,800         1,850
      Higher rates on earnings
        of foreign operations               100           100
      Other                                 731           572

   Total provision                      $21,300       $21,589

   Effective tax rates                  39.9%         39.6%


4. The per share amounts are calculated using the weighted average number of shares outstanding for each of the periods presented and includes common stock equivalents. Earnings per share amounts and weighted average shares outstanding for all periods presented have been adjusted for the two-for-one stock split on May 31, 1996.

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

6. On April 29, 1997 the shareholders approved a proposal to increase the number of authorized shares of common stock to 120 million from 75 million.
On that date the Board of Directors also authorized a stock repurchase program for up to 2.5 million shares of the registrant's common stock. The program was increased on July 24, 1997 for an additional 1.5 million shares, bringing the total which can be repurchased to 4 million shares. Through August 1, 1997 the registrant had repurchased 1.67 million shares at a total cost of $26 million under this program.

7. Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.



                      CHAMPION ENTERPRISES, INC.

                  Management's Discussion and Analysis
                                   of
             Financial Condition and Results of Operations

                  Three and six months ended June 28, 1997
               versus three and six months ended June 29, 1996

Champion Enterprises, Inc. ("Champion" or "registrant") achieved record second quarter revenues for the quarter ended June 28, 1997, rising 6% to $456 million from $429 million last year. Net income for the quarter was $18.2 million, or $0.37 per share, compared to $19.1 million, or $0.39 per share, in 1996. Last year's results have been restated to include Redman Industries, Inc. ("Redman"), which was merged with Champion on October 24, 1996, and was accounted for as a pooling of interests.

For the year-to-date period, net income was $32.0 million, or $0.65 per share, compared to $32.9 million, or $0.67 per share, reported last year. Net sales for the six months rose 8% to $835 million from $771 million through six months a year ago. Earnings before interest, taxes, depreciation and amortization for the six months was comparable to last year at $62 million.

Manufactured Housing

(Dollars in millions, except average home price)

                  Three Months Ended          Six Months Ended
               June 28,  June 29,   %      June 28,  June 29,   %
                1997      1996     Chg.     1997      1996     Chg.

Net sales     $442.4    $414.0     7%      $805.3    $742.6     8%
Gross margin    63.8      66.2    -4%       118.0     116.2     2%
SG&A            33.7      35.3    -4%        65.3      63.3     3%
Operating
 income        $30.1     $30.9    -3%       $52.7     $52.9     -
Operating
 margin         6.8%      7.5%               6.5%      7.1%
Homes sold    17,302    16,301     6%      31,549    29,263     8%
Floors
  sold        27,052    25,541     6%      49,275    45,849     7%
Average
  price per
  home       $25,600   $25,400     1%     $25,500   $25,400     1%


For the three months ended June 28, 1997, housing revenues and homes sold increased 7% and 6%, respectively, due to both internal growth and the 1996 acquisitions. The 1996 acquisitions consist of Grand Manor, Inc., acquired March 29, 1996 and Homes of Legend, Inc., acquired April 26, 1996. Homes of Legend added $7.4 million to revenues on sales of 368 homes in April 1997. The second quarter multi-section mix was 55.5%, comparable to last year. Currently the registrant has 53 housing facilities in operation, up from 46 last year.

During the year-to-date period, homes sold increased 8% and housing revenues reached $805 million, also rising 8% due to internal growth and the 1996 acquisitions. U.S. shipments were 31,000 homes, an increase of 7.7%, and the U.S. multi-section mix was 56%, the same as it was a year ago. According to the Manufactured Housing Institute ("MHI"), an industry trade association, industry unit shipments declined 2.9% in the first half of 1997. U.S. market share for the year based on homes sold was approximately 17.4%, up from 15.6% a year ago. Grand Manor for the first three months of 1997 and Homes of Legend for the first four months of 1997 added $34.3 million to revenues from the sale of 1,546 homes.

Operating margins as a percent of sales for the quarter and year-to-date periods decreased due in part to plant start ups and higher manufacturing costs caused generally by lower levels of unfilled orders. During the current second quarter, three new facilities began operations, bringing the year-to-date total plant start-ups to five. Year-to-date income for 1997 was also lower due to the restructuring of the product line at Redman's Indiana facilities and to inclement weather early in the year which affected demand. Homes of Legend added operating income of $0.2 million for April 1997. Grand Manor for the first three months of 1997 and Homes of Legend for the first four months of 1997 added $2.2 million of operating income. Last year's second quarter selling, general and administrative expenses included a $1.5 million restructuring charge at one of the registrant's subsidiaries.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled housing orders at June 28, 1997 totaled approximately $40 million. This amount compares to an estimated $55 million as of early-April 1997 and $110 million a year ago. The overall decline in unfilled orders is due to increased capacity and incoming order rates that are down slightly from last year due in part to higher retail inventory levels.

Other Matters

Consolidated sales and income include the results of the commercial vehicles business. Commercial vehicles revenues decreased 7% to $13.7 million for the quarter on sales of 295 units. For the six month period, revenues rose 3% to $29.6 million from the sale of 591 units, a 4% increase from a year ago. Operating income was $253,000 and $752,000 in the quarters ended June 28, 1997 and June 29, 1996, respectively. The change in income was due to higher manufacturing and fixed costs and less sales in the current period. For the year-to-date periods, operating income was $606,000 in 1997 and $1.5 million in 1996. The change in income was due to higher manufacturing costs in 1997.

Interest income decreased due to lower average invested balances. Interest expense decreased as a result of no bank borrowing during 1997 and lower amounts outstanding for deferred portions of purchase prices related to acquisitions.


                  Manufactured Housing Industry Outlook

According to the MHI, industry shipments decreased 2.9% through June 1997, following annual increases of 7% in 1996, 12% in 1995 and 20% in 1994.
Current industry analysts' consensus for 1997 range from a 2% decrease to shipments flat with 1996, with some estimates as low as a 5% decrease and some as high as a 3% increase.

Retail inventory levels are currently higher in certain regions than in prior years due to higher stocking levels and inclement weather conditions in many areas of the country, which slowed retail traffic and sales as well as home placements. Management believes that moderate changes in interest rates will not have a significant direct impact on demand for manufactured housing. Long-term industry growth and short-term sales may be affected by many factors, which are discussed under Forward Looking Statements on page 8 of this Form 10-Q.


                      Liquidity and Capital Resources

At June 28, 1997 cash and cash equivalents totaled $5.8 million, a reduction
of $13.5 million from December 28, 1996.   For the six-month period, $20
million of cash was generated from operations, $7.2 million was provided by stock option exercises and related tax benefits and $1.8 million from the disposal of property and equipment. Cash of $18.8 million was used for common stock repurchases, $21.4 million for capital improvements and $4.2 million for deferred purchase price payments. The stock repurchases were part of a 4 million share repurchase program which began in May of 1997 and for which $26 million has been expended through August 1, 1997.

Accounts receivable, accounts payable and inventories increased significantly during the year-to-date period due to higher sales in June 1997 as compared to December 1996 because of the seasonal nature of the manufactured housing
industry.   Increased production levels and plant start-ups also caused the increases. Accrued dealer discounts decreased due to payments made under annual programs.

Champion has a $70 million unsecured bank line of credit, which expires in 1998 and includes $20 million of availability to cover letters of credit. At June 28, 1997 the registrant had no bank borrowing outstanding and $14 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

Borrowing may be necessary during 1997 for the construction of new plants, for other planned plant expansions, for seasonal working capital needs and for the current stock repurchase program which began in May 1997. During 1997 the registrant plans to spend a total of up to $45 million on capital expenditures. Two new facilities, one each in Alabama and Texas, are scheduled to open in late 1997 and an additional plant in North Carolina is planned for opening in the spring of 1998.

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


                        Forward Looking Statements

Certain statements contained in this report, including the industry analysts' estimates of industry shipments for 1997, the registrant's plans for capital expenditures and the registrant's three year goal of compound annual growth in earnings per share of 20%, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below, that could cause actual results to differ materially from those included in the forward looking statements.

Long term growth in the manufactured housing industry may be affected by: (1) the relative cost of manufactured housing versus other forms of housing; (2) general economic trends, including inflation and unemployment rates, consumer confidence, job growth and interest rates; (3) changes in demographics, including new household formations and the number of Americans on fixed income; (4) the availability and cost of financing for manufactured homes; (5) changes in government regulations and policies, including HUD regulations, local building codes and zoning regulations; and (6) changes in regional markets and the U.S. economy as a whole. Short term sales could be affected by inclement weather and inventory levels of manufactured housing retailers. Fluctuations in interest rates may affect the demand for manufactured housing to the extent that those changes reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence. The profitability of the registrant may also be affected by: (1) its ability to efficiently expand operations and utilize production capacity; (2) its ability to pass increased raw material costs, particularly lumber costs, on to its customers; (3) market share position; (4) growth in the manufactured housing industry as a whole; (5) the results of its acquisitions; and (6) strength of retail distribution.
PAGE

                       PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   On April 29, 1997 the registrant held its 1997 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders and results of which were as follows:

   1.   Election of Directors

             Nominee                         Votes For   Votes Withheld

        Walter R. Young, Jr.                 43,624,332     206,957
        Robert W. Anestis                    43,625,192     206,097
        Frank J. Feraco                      43,625,252     206,037
        Selwyn Isakow                        43,625,327     205,962
        George R. Mrkonic                    43,619,968     211,321
        Johnson S. Savary                    43,625,084     206,205
        Robert W. Stark                      43,624,907     206,382
        Carl L. Valdiserri                   43,625,332     206,957

   2. Proposal to Amend the Restated Articles of Incorporation to Increase the Number of Authorized Shares of Common Stock.

               Votes For - 40,019,371
               Votes Against - 3,714,426
               Votes Withheld/Abstentions - 97,491
               Nonvotes-None



Item 6. Exhibits and Reports on Form 8-K.

  (a) The following exhibits are filed as part of this report.

      Exhibit No.           Description

       3.1 Amendment to Restated Articles of Incorporation of the Registrant.

        11     Computation of Earnings Per Share.

        27     Financial Data Schedule.


  (b) No reports on Form 8-K were filed by the registrant during the quarter ended June 28, 1997.


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




Dated:  August 8, 1997

                             INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION

   3.1 Amendment to Restated Articles of Incorporation of the Registrant.

   11            Computation of Earnings Per Share

   27            Financial Data Schedule