Form 10-Q
period 1997-09-27
CHAMPION ENTERPRISES INC
filed 1997-11-12
CIK 814068

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


(Mark one)
  x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.


For Quarter Ended September 27, 1997


                                        OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from           to


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

     46,785,004 shares of the registrant's $1.00 par value Common
     Stock were outstanding as of October 31, 1997.



                  PART I. FINANCIAL INFORMATION

                   CHAMPION ENTERPRISES, INC.

                  Consolidated Income Statements
            (In Thousands, Except Per Share Amounts)

                        Three Months Ended      Nine Months Ended
                       September September     September  September
                       27, 1997  28, 1996      27, 1997   28, 1996

Net sales              $455,149  $447,111    $1,290,031 $1,218,501

Cost of sales           385,511   377,724     1,099,107  1,028,910

Gross margin             69,638    69,387       190,924    189,591
Selling, general, and
administrative expenses  35,677    35,727       103,678    101,525

Operating income         33,961    33,660        87,246     88,066

Other income (expense):
  Interest income           389       744         1,212      2,045
  Interest expense         (289)     (738)       (1,058)    (1,968)

Income before income
taxes                    34,061    33,666        87,400     88,143

Income taxes             13,500    13,192        34,800     34,781

Net income              $20,561   $20,474       $52,600    $53,362

Net income per share      $0.42     $0.41         $1.07      $1.08

Weighted average shares
outstanding              48,416    49,399        49,192     49,350


See accompanying Notes to Consolidated Financial Statements.

                       CHAMPION ENTERPRISES, INC.
                      Consolidated Balance Sheets
               (In Thousands, Except Par Value Amount)

                                     September 27,     December 28,
                                         1997              1996

                                ASSETS

CURRENT ASSETS
   Cash and cash equivalents            $10,286          $19,357
   Accounts receivable, trade           115,762           75,776
   Inventories                           90,426           80,920
   Deferred taxes and other
     current assets                      37,213           40,598
      Total current assets              253,687          216,651

PROPERTY AND EQUIPMENT
   Cost                                 202,308          175,876
   Less-accumulated depreciation         61,111           53,274
                                        141,197          122,602

GOODWILL
   Cost                                 135,912          135,912
   Less-accumulated amortization         14,222           11,423
                                        121,690          124,489

OTHER ASSETS                              7,932            8,608
   Total assets                        $524,506         $472,350


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                        $60,879          $41,025
Accrued dealer discounts                 37,106           42,523
Accrued warranty obligations             38,753           35,146
Accrued compensation and payroll taxes   29,823           24,478
Accrued insurance                        15,363           14,682
Other current liabilities                34,560           37,318
Total current liabilities               216,484          195,172

LONG-TERM LIABILITIES
Long-term debt                            1,915            1,158
Deferred portion of purchase price        6,020           10,927
Other long-term liabilities              38,183           38,459
                                         46,118           50,544

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 5,000
authorized, none issued                    -                -
Common stock, $1 par value, 1997-120,000
authorized, 46,828 issued and
outstanding; 1996-75,000 authorized,
47,695 issued and outstanding            46,828           47,695
Capital in excess of par value           18,089           34,465
Retained earnings                       198,071          145,471
Foreign currency translation
adjustments                              (1,084)            (997)
Total shareholders' equity              261,904          226,634
Total liabilities and shareholders'
equity                                 $524,506         $472,350


See accompanying Notes to Consolidated Financial Statements.

                    CHAMPION ENTERPRISES, INC.
               Consolidated Statements of Cash Flows
                         (In Thousands)

                                             Nine Months Ended
                                       September 27,  September 28,
                                            1997          1996
CASH FLOWS FROM CONTINUING OPERATING
 ACTIVITIES:
Net income                                $52,600         $53,362
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation and amortization             12,807          10,807
 Deferred income taxes                     (1,118)         (1,574)
 Increase/decrease:
    Accounts receivable                   (39,986)        (42,148)
    Inventories                            (9,506)        (12,621)
    Accounts payable                       19,854          22,385
    Accrued liabilities                    10,417          14,091
    Merger reserve                         (6,362)            -
    Other, net                              4,107           5,545
    Total adjustments                      (9,787)         (3,515)
Net cash provided by operating
 activities                                42,813          49,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment       (30,225)        (40,651)
Acquisitions                                  -           (19,520)
Deferred purchase price payments           (4,200)         (8,900)
Proceeds from note payoff                   1,347             -
Proceeds on disposal of property and
 equipment                                  1,830           1,051
Short-term investments, net                   -             4,340
Other                                         -             1,629
Net cash used for investing activities    (31,248)        (62,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock repurchased                  (29,590)        (13,223)
Common stock issued, net                    5,827           1,407
Increase in notes payable to bank             -            11,000
Net increase (decrease) in long-term debt     627          (2,719)
Tax benefit of stock options                2,500           1,700
Net cash used for financing activities    (20,636)         (1,835)

NET DECREASE IN CASH AND CASH
 EQUIVALENTS                               (9,071)        (14,039)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                 19,357          27,334

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                $10,286        $ 13,295

ADDITIONAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest                                     $721          $1,966
Income taxes, net                         $32,804         $30,860

SCHEDULE OF CASH USED FOR ACQUISITIONS:
Purchase price                            $   -           $35,500
Less: Deferred portion of purchase
 price                                        -           (14,500)
      Cash acquired, net                      -            (4,444)
Plus: Acquisition costs and mortgage
 payoffs                                      -             2,964
                                           $  -           $19,520

See accompanying Notes to Consolidated Financial Statements.

                     CHAMPION ENTERPRISES, INC.

             Notes to Consolidated Financial Statements

1. On October 24, 1996 Redman Industries, Inc. ("Redman") was merged with the registrant. The merger was accounted for as a pooling of interests; accordingly, 1996 restated information includes Redman.

2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                       September 27,   December 28,
                                           1997           1996

     Raw materials                        $55,273        $50,847
     Work-in-process                        8,477          8,048
     Finished goods                        26,676         22,025
                                          $90,426        $80,920

3. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is principally due to state tax charges.

The components of the income tax provisions for the nine months ended September 27, 1997 and September 28, 1996 follows (dollars in thousands):

                                    September 27,     September 28,
                                       1997              1996

Statutory U.S. tax rate               $30,590           $30,850
Increase in rate resulting from:
State taxes, net of federal benefit     3,000             3,000
Higher rates on earnings of foreign
  operations                              200               200
Other                                   1,010               731
Total provision                       $34,800           $34,781
Effective tax rates                      39.8%             39.5%

4. The per share amounts are calculated using the weighted average number of shares outstanding for each of the periods presented and include common stock equivalents. Earnings per share amounts and weighted average shares outstanding for all periods presented have been adjusted for the two-for-one stock split on May 31, 1996.

5. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Such adjustments consisted of normal recurring items except for the restructuring charge recorded in the year-to-date 1996 period as discussed on page 7 of this Form 10-Q. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

6. On April 29, 1997 the shareholders approved a proposal to increase the number of authorized shares of common stock to 120 million from 75 million. On that date the Board of Directors also authorized a stock repurchase program for up to 2.5 million shares of the registrant's common stock. The program was increased on July 24, 1997 for an additional 1.5 million shares, bringing the total which can be repurchased to 4 million shares. Through October 15, 1997 the registrant had repurchased 2 million shares at a total cost of $32.2 million under this program.

7. Certain amounts in the prior periods' statements have been reclassified to conform to the current periods' presentation.

                      CHAMPION ENTERPRISES, INC.

                 Management's Discussion and Analysis

                                  of
             Financial Condition and Results of Operations

            Three and nine months ended September 27, 1997
         versus three and nine months ended September 28, 1996

Champion Enterprises, Inc. ("Champion" or "registrant") achieved record third quarter revenues and earnings for the quarter ended September 27, 1997. Revenues rose 2% to $455 million from $447 million last year. Net income for the quarter was $20.6 million, or $0.42 per share, compared to $20.5 million, or $0.41 per share, in 1996. Last year's results have been restated to include Redman Industries, Inc. ("Redman"), which was merged with Champion on October 24, 1996, and was accounted for as a pooling of interests.

For the year-to-date period, net income was $52.6 million, or $1.07 per share, compared to $53.4 million, or $1.08 per share, reported last year. Net sales for the nine months rose 6% to $1.3 billion from $1.2 billion through nine months a year ago. Earnings before interest, taxes, depreciation and amortization for the year-to-date period were slightly higher than last year at $100 million.

Manufactured Housing

(Dollars in millions, except average home price)

                    Three Months Ended            Nine Months Ended
                 Sept. 27, Sept. 28,  %     Sept. 27, Sept. 28, %
                   1997      1996    Chg.     1997     1996    Chg.

Net sales        $440.0     $430.5    2%    $1,245.3  $1,173.1   6%
Gross margin       67.8       67.2    1%       185.8     183.4   1%
SG&A               34.6       34.3    1%        99.9      97.5   2%
Operating income   33.2       32.9    1%        85.9      85.9    -
Operating margin    7.6%       7.7%              6.9%      7.3%
Homes sold       16,535     16,824   -2%      48,084    46,087   4%
Floors sold      26,721     26,252    2%      75,996    72,101   5%
Average price
 per home       $26,600    $25,600    4%     $25,900   $25,500   2%

For the three months ended September 27, 1997, housing revenues increased 2% due to internal growth. Currently the registrant has 53 housing facilities in operation, up from 49 a year ago. Late in September of 1997, a new facility in Alabama opened and during the quarter a facility in Nebraska was temporarily closed due to market conditions. Homes sold for the quarter declined 2% from a year ago due to a 13% decrease in sales of single-section homes. During the quarter floors sold (each section of a home is counted as a floor) increased 2% from a year ago due to an 8% increase in sales of multi-section homes. As a result the quarter's multi-section mix rose to 60% from 55% last year.

During the year-to-date period, homes sold increased 4% and housing revenues reached $1.25 billion, rising 6% due to internal growth and the 1996 acquisitions. The 1996 acquisitions consist of Grand Manor, Inc., acquired March 29, 1996, and Homes of Legend, Inc., acquired April 26, 1996. Grand Manor for the first three months of 1997 and Homes of Legend for the first four months of 1997 added $34.3 million to revenues from the sale of 1,546 homes. The registrant's U.S. shipments for 1997 were 47,221 homes, a 4% increase over 1996, and the U.S. multi-section mix was 57%, up from 56% a year ago. According to the National Conference of States on Building Codes and Standards (NCSBCS), in the first nine months of 1997 industry unit shipments declined 3.1% and floors sold were relatively flat from a year ago. The registrant's U.S. market share for the year based on homes sold was approximately 17.4%, up from 16.1% a year earlier.

Operating margins as a percent of sales for the quarter and year-to-date periods decreased due in part to plant start ups and higher manufacturing costs caused generally by lower levels of unfilled orders. Year-to-date income for 1997 was also lower due to the restructuring of the product line at Redman's Indiana facilities and to inclement weather early in the year that affected demand.
However, the registrant experienced improvements from reduced corporate office costs which resulted from the elimination and consolidation of the Redman corporate office and from lower material costs as a result of greater purchasing volumes subsequent to the Redman merger. Grand Manor for the first three months of 1997 and Homes of Legend for the first four months of 1997 added
$2.2 million of operating income. Last year's year-to-date selling, general and administrative expenses included a $1.5 million restructuring charge at one of the registrant's subsidiaries.

Although dealer orders can be canceled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled housing orders at September 27, 1997 totaled approximately $59 million. This amount compares to an estimated $40 million at the end of June 1997 and $105 million a year ago. The overall decline in unfilled orders from last year is due to increased capacity with incoming order rates up 8% from a year ago.

Consistent with its high-growth strategy, the registrant recently announced that it is pursuing a number of different opportunities to improve the retail distribution of its homes. Champion's retail plan is to continue and improve the strong relationships it has currently with its independent retailers; to focus on urban and suburban development and community opportunities; and to franchise, license, open and acquire retail locations in growth areas.

Other Matters

Consolidated sales and income include the results of Champion's commercial vehicles business. Commercial vehicles revenues decreased 9% to $15.1 million for the quarter on sales of 272 units, down from 338 units in last year's third quarter. For the nine month period, revenues decreased 2% to $44.7 million from the sale of 863 units, a 5% decrease from a year ago. Operating income was $738,000 and $718,000 in the quarters ended September 27, 1997 and September 28, 1996, respectively. For the year-to-date periods, operating income was $1.3 million in 1997 and $2.2 million in 1996, primarily due to higher manufacturing costs and lower margin sales in the first half of 1997.

Interest income decreased due to lower average invested balances.
Interest expense decreased as a result of no bank borrowing during 1997 and lower amounts outstanding for deferred portions of purchase prices related to acquisitions.

                Manufactured Housing Industry Outlook

According to the NCSBCS, 1997 year-to-date industry shipments decreased 3.1% through September, following annual increases of 7% in 1996, 12% in 1995 and 20% in 1994. Current industry analysts' consensus for 1997 range from a 5% decrease to shipments flat with 1996. Industry floors sold in the first nine months of 1997 were relatively flat compared to 1996 year-to-date levels.

The registrant believes that retail demand continues to improve from a year ago and excess retail inventories reported earlier in 1997 are declining. Management believes that moderate changes in interest rates will not have a significant direct impact on demand for manufactured housing. Long-term industry growth and short-term sales may be affected by many factors, which are discussed under Forward Looking Statements on page 8 of this Form 10-Q.

                    Liquidity and Capital Resources

At September 27, 1997 cash and cash equivalents totaled $10.3 million, a decrease of $9.1 million from December 28, 1996. For the nine-month period, $42.8 million of cash was generated from operations, $8.3 million was provided by stock option exercises and related tax benefits and $1.8 million from the disposal of property and equipment. Cash of $29.6 million was used for common stock repurchases, $30.2 million for capital improvements and $4.2 million for deferred purchase price payments for prior acquisitions. The stock repurchases were part of a 4 million share repurchase program which began in May of 1997 and for which $32.2 million has been expended through October 15, 1997.

Accounts receivable, inventories, and accounts payable increased significantly during the year-to-date period due to higher sales in September 1997 as compared to December 1996 because of the seasonal nature of the manufactured housing industry. Increased production levels and plant start-ups also caused the increases. Accrued dealer discounts decreased due to payments made under annual programs.

Champion has a $70 million unsecured bank line of credit, which expires in 1998 and includes $20 million of availability to cover letters of credit. At September 27, 1997 the registrant had no bank borrowing outstanding and $14 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

Borrowing may be necessary during the remainder of 1997 to fund retail expansion plans, plant construction and expansions and stock repurchases. During 1997 the registrant plans to spend a total of up to $45 million on capital expenditures. In mid-October 1997, a new facility in Texas opened. A plant in North Carolina is planned for opening in the spring of 1998, which would bring the total housing facilities to 55 when the spring selling season begins.

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

                    Forward Looking Statements

Certain statements contained in this report, including the industry analysts' estimates of industry shipments for 1997, and the registrant's plans for retail expansion, capital expenditures and planned facilities, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below and those contained in Champion's reports previously filed with the SEC, that could cause actual results to differ materially from those included in the forward looking statements.

Long term growth in the manufactured housing industry may be affected by: (1) the relative cost of manufactured housing versus other forms of housing; (2) general economic trends, including inflation and unemployment rates, consumer confidence, job growth and interest rates; (3) changes in demographics, including new household formations and the number of Americans on fixed income;
(4) the availability and cost of financing for manufactured homes;
(5) changes in government regulations and policies, including HUD regulations, local building codes and zoning regulations; and (6) changes in regional markets and the U.S. economy as a whole. Short-term sales could be affected by inclement weather and inventory levels of manufactured housing retailers. Fluctuations in interest rates may affect the demand for manufactured housing to the extent that those changes reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence. The profitability of the registrant may also be affected by: (1) its ability to efficiently expand operations and utilize production capacity; (2) its ability to pass increased raw material costs, particularly lumber costs, on to its customers; (3) market share position; (4) growth in the manufactured housing industry as a whole; (5) the results of its acquisitions; and (6) strength of retail distribution.



PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)   The following exhibits are filed as part of this report.

         Exhibit No.                    Description

             11             Computation of Earnings Per Share
             27             Financial Data Schedule


(b) No reports on Form 8-K were filed by the registrant during the quarter ended September 27, 1997.






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

Dated:   November 7, 1997

                           EXHIBIT INDEX

         Exhibit No.                    Description

             11             Computation of Earnings Per Share
             27             Financial Data Schedule