Form 10-K405
period 1998-01-03
CHAMPION ENTERPRISES INC
filed 1998-04-02
CIK 814068

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                               FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1998   Commission File Number 1-9751

                     CHAMPION ENTERPRISES, INC.
      (Exact name of Registrant as specified in its charter)

            Michigan                          38-2743168
       (State or other jurisdiction of      (I.R.S. Employer
        incorporation or organization)       Identification No.)

2701 University Drive, Suite 300, Auburn Hills, Michigan    48326
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (248) 340-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                Name of Each Exchange on Which
                                   Registered

Common Stock, $1 par value        New York Stock Exchange
Series A Preferred Stock          Chicago Stock Exchange
Purchase Rights                   Pacific Stock Exchange

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

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 5, 1998, based on the last sale price of $25.25 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $757,259,721. As of March 5, 1998, the Registrant had 47,340,618 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part of Form 10-K Report
                   Document                      into which it is incorporated

Proxy Statement for Annual Shareholders'
 Meeting to be held April 28, 1998 ............                III


                                  PART I

ITEM 1.  BUSINESS.

GENERAL

     Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, the Registrant, Champion or the Company) operate primarily in the manufactured housing industry. Champion has been principally a producer of manufactured homes, with 53 manufacturing plants throughout the United States and 2 plants in western Canada as of January 3, 1998. Since 1988 Champion has also owned Lamplighter Homes, Inc. (Lamplighter), which operates retail sales centers and distributes the Registrant's manufactured homes in the Northwest. On February 9, 1998, the Company sold its commercial vehicles business which produced mid-size buses, but which represented 4% or less of consolidated sales during the last four years. At January 3, 1998 the Registrant had approximately 11,300 employees.

     For 1997 and 1996, the Registrant led the U.S. manufactured housing industry in wholesale sales revenues and in the number of multi-section homes sold, based on 1997 data obtained from industry members' filings with the Securities and Exchange Commission (SEC), and 1996 data from a survey by Manufactured Home Merchandiser (MHM), an industry trade publication.

     During the past four years the Registrant significantly expanded its manufactured housing operations through acquisitions, internal growth and, in 1996, its merger with Redman Industries, Inc.(Redman), a publicly held company. Prior to the merger, Champion and Redman, respectively, were the second and third largest producers of manufactured homes in the U.S., based on 1996 data obtained from industry members' SEC filings and 1995 data from a survey by MHM. As a result of this growth, Champion's manufactured housing sales revenues have increased from $297 million in 1993 (excluding Redman sales) to almost $1.7 billion in 1997.

     The Registrant has acquired six manufactured housing companies since 1994: Dutch Housing, Inc. in Michigan and Indiana in 1994; Chandeleur Homes, Inc. in Alabama, Crest Ridge Homes, Inc. in Texas and New Horizon Manufactured Homes, Ltd. in Alberta, Canada in 1995; and Grand Manor, Inc. in Georgia and Homes of Legend, Inc. in Alabama in 1996. In addition, during the past two years the Company opened 11 new production facilities, including six new plants in 1997.

RECENT DEVELOPMENTS

     During the second half of 1997, the Registrant announced its strategy to expand its operations by seeking acquisitions of key manufactured housing retailers in growth areas around the country. The Registrant's retail strategy includes plans to acquire manufactured housing retailers and rapidly expand their operations in order to have aggregate annual retail sales of at least $1 billion by the year 2000. Related goals are to improve the retail buying experience for the home buyer and to enhance profits through better merchandising techniques, improved efficiencies and control of costs.

     Champion started its retail growth in 1997 by expanding its Lamplighter operations through the opening or acquisition of six new sales centers, for a year end total of 21 retail locations and 1997 sales of approximately $60 million. In February 1998, Lamplighter acquired an additional sales center. Also in 1997, Champion entered into a strategic alliance with Zaring National's HomeMax retail centers to design and produce private label homes. Champion acquired Alpine Homes, Inc.("Alpine"), a retailer in Colorado, in December of 1997. In 1998 through April 1, the Company completed the acquisitions of six manufactured housing retailers: Southern Showcase Housing, Inc., based in North Carolina; San Jose Advantage Homes, Inc. in California; Iseman Corp., based in South Dakota; Accent Mobile Homes, Inc., headquartered in North Carolina; a group of corporations comprising the Texas Home Buyers Group, based in Texas; and a group of corporations comprising the Homes America Group, headquartered in Nevada. These acquired businesses had aggregate 1997 sales of approximately $370 million and operate 118 retail locations in 18 states.

     The Registrant's three year goal through 1998 had been to achieve a minimum compound annual growth in earnings per share of 20%, with 1995 results as the base year and excluding nonrecurring charges. However, due to the Registrant's recent rapid growth, its substantially larger size and lower than anticipated inflation, a new long-term goal of a minimum 15% compound annual growth in earnings per share has been established. This goal is based on growth in the manufactured housing industry from 1991 to 1997 based on data reported by the National Conference of States on Building Codes and Standards (NCSBCS), the Registrant's increased manufacturing capacity, its increased number of independent retail locations and owned retail companies, continued market share improvement and the results of its acquisitions. This goal is also based on a number of assumptions, many of which are beyond the Registrant's control, including continued growth in both the manufactured housing industry and the overall general economy, and only modest changes in interest rates. There can be no assurance that these assumptions will prove accurate and actual results may differ substantially from this goal.

MANUFACTURED HOUSING

Products

Most of the manufactured homes produced by the Registrant are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development ("HUD code homes"). Approximately 97% of the homes produced by the Registrant in 1997 were HUD code homes. The remaining 3% of homes produced by the Registrant were manufactured in Canada or were "modular homes". Homes produced in Canada are constructed in accordance with applicable Canadian building standards. Modular homes are designed to meet local building codes.

     The Registrant produces a broad range of single and multi-section homes under various trade names and brand names and in a variety of floor plans and price ranges. The Registrant's manufactured homes generally range in size from 400 to 4,000 square feet, but some are as large as 6,100 square feet. Homes manufactured by the Registrant typically include two to four bedrooms, a living room or family room, dining room, kitchen, and two full bathrooms. During 1997 the Registrant's average wholesale price was $26,100, and wholesale prices ranged from $10,000 to over $100,000. Retail sales prices of the homes, without land, generally range from $15,000 to over $100,000, depending upon size, floor plan, features and options.

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

     The completed home contains carpeting, cabinets, appliances, wall and window coverings and electrical, heating and plumbing systems. Optional features include fireplaces and skylights. Upon completion and sale of the home, it is transported to a retail sales center or directly to the consumer's home site. Upon sale from the retail sales location, the home is transported to the home site, placed and readied by the retailer for occupancy. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site.

Production

     The Registrant's homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. The homes are manufactured in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each home is assembled in stages beginning with the construction of the chassis, then adding other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the elements of weather and quantity discounts resulting from increased purchasing power enables the Registrant to produce homes in one to two days at substantially less cost than conventional site-built housing. According to 1996 data reported by the U.S. Department of Commerce, manufactured housing costs approximately $27.83 per square foot, compared to $58.11 per square foot for site-built housing.

     The Registrant's production schedule is based upon wholesale buyer (retailer) orders which fluctuate from week to week, are subject to cancellation at any time without penalty and are not necessarily an indication of future business. Before scheduling homes for production, orders and availability of financing are confirmed with the retailer. Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates. As of the end of December 1997, unfilled orders for housing, although not firm, totaled an estimated $42 million, compared to $38 million a year earlier. Although manufactured homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada.

     The Registrant produces homes to fill existing wholesale and retail orders and, therefore, generally does not carry finished goods inventories except for homes awaiting delivery. Typically one to three weeks' supply of raw materials is maintained.

     Charges to transport manufactured homes increase with the distance from the factory to the retailer and home site. As a result, most of the retail outlets for a manufacturer's homes are located within a 250 to 500 mile radius of its manufacturing plants.

Independent Retailers

    During 1997, 97% of the Registrant's wholesale shipments of homes were made to approximately 3,500 independent retail locations throughout the U.S. and western Canada. Some independent retailers operate multiple sales centers. As is common in the industry, the Registrant's independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the Registrant. In 1997, no single independent retailer or distributor accounted for more than 10% of the Registrant's sales. The majority of independent retailer home purchases are financed by lending institutions on a floor plan basis secured by a lien on such homes. The manufacturing facilities generally receive payment from the lending institutions 7 to 15 days after homes are sold to independent retailers. In accordance with trade practice, the Registrant enters into various repurchase agreements with the lending institutions providing retailer financing, as is more fully described in Note 10 of Notes to Consolidated Financial Statements.

     The Registrant continually seeks to increase sales at its existing independent retailers by increasing throughput of its homes, as well as by finding new independent retailers to carry its homes.

Company Operated Retail Sales Centers

     As of January 3, 1998, the Company operated 21 Lamplighter retail sales centers in the northwestern U.S. and Alpine Homes in Colorado. These Company operated retail locations accounted for 3% of the wholesale home shipments made by the Registrant in 1997 and had total 1997 retail sales of approximately $60 million.

     As a result of the Company's acquisitions and expansions in 1998, the Company has 141 retail locations in 20 states as of April 1, 1998. The Registrant's acquired retail companies operate primarily in North Carolina, South Carolina, Virginia, Texas, the western U. S., and the Great Plains states. Some of these acquired businesses primarily sold homes produced by Champion. Other of these acquired companies sold non-Champion homes either exclusively or primarily (referred to in this discussion as "acquired non-Champion retailers"). Each of the Registrant's owned retail companies does business autonomously under its own name. Each company carries and sells homes based on availability from suppliers and marketability for the local area. The Registrant encourages Company operated retail centers to source appropriate home models on a competitive basis from a variety of manufacturers, including the Registrant and others.

     One supplier to four of the acquired non-Champion retailers has informed those retailers that it will discontinue supplying its homes to them. As a result, these acquired non-Champion retailers have found other manufacturers, including the Registrant, to supply comparable products on similar terms of price, delivery and service. The Registrant believes that it has the manufacturing capacity to provide homes to these retailers. The effects of this supplier change for these retailers cannot be predicted with certainty at this time. However, the Registrant believes the effects of this change should not be adverse.

     Retail sales centers operated by the Registrant generally range from one and one-half to four acres in size, although some locations are up to 10 acres. As of April 1, 1998, the Registrant owned 14 retail locations and leased 127 locations. Each sales center has a sales office which is a manufactured home and has a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including the model homes, or may order a home that will be built at a manufacturing facility. Many sales centers also sell pre-owned homes that are obtained through trade-ins or are repossessed homes obtained from financial institutions. The Registrant's acquired retailers generally finance their inventories of homes under floor plan financing arrangements similar to those discussed above under "Independent Retailers".

     The Registrant's sales centers are usually located for high visibility on a main road or highway. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager, three or four commissioned salespersons and a serviceman. The Registrant uses radio and television advertising in areas where it has a concentration of sales centers. Most retail customers finance the purchase of their home through a lending institution. The sales center often assists in arranging financing and insurance on the home, for which a fee is received. The sales centers may also sell additional items in connection with the sale of the home, such as central air conditioning, decks, skirting and other appliances. In addition, retailers often arrange for necessary permits and utility connections.

     The Registrant's retail strategy includes plans to acquire manufactured housing retailers and expand their operations, as well as Lamplighter's, in order to have retail sales of at least $1 billion by the year 2000. Lamplighter, Alpine and the 1998 retail acquisitions through April 1 had aggregate 1997 sales of approximately $430 million. The Registrant's other related retail goals include improving the retail buying experience for the home buyer and enhancing retail profits through better merchandising techniques, improved efficiencies, control of costs and improved installation of homes to reduce service costs.


Market

     Manufactured housing competes in suburban and rural areas with other forms of new low-cost housing such as site-built housing, prefabricated and modular homes, condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by NCSBCS and the U.S. Department of Commerce, manufactured housing wholesale shipments accounted for an estimated 24% of new single-family housing starts and 31% of new single-family homes sold in 1997. The Registrant believes that industry retail home sales rose approximately 3% from 1996 levels based on data reported by Statistical Surveys, Inc. Industry wholesale shipments of manufactured housing declined 3% in 1997 to 353,377 homes according to data reported by NCSBCS. Based on the Registrant's analysis of this data, the Registrant attributes the decline in wholesale shipments to retailers reducing their inventories of homes.

     The market for manufactured housing is affected by a number of different factors, including consumer confidence, job creation, general economic growth and the overall affordability of manufactured housing versus other forms of housing. In addition, demographic trends, such as changes in population growth, and competition affect the demand for housing products. The affordability of manufactured housing is influenced by interest rates and the availability of financing. Although the Registrant does not believe there is a direct correlation between manufactured housing shipments and interest rate changes, there can be no assurance that a rise in overall interest rates would not have an adverse impact on the general economy and, therefore, the market for manufactured housing. Generally, manufactured housing is less sensitive to interest rate changes than other housing.

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

Competition

     According to the Manufactured Housing Institute (MHI), an industry trade association, in 1997 there were approximately 90 producers of manufactured homes in the U.S. operating an estimated 323 production facilities. This total compares to 313 plants a year ago and 216 plants in 1991. In 1996 the top four companies had combined market share of 49%, according to data from a survey by MHM. Capital requirements for entry into the manufactured housing industry are relatively low. The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retailer and retail customer financing.

     In 1997 the Registrant sold 64,285 homes of which 57.8% were multi-sectionals. The multi-section mix increased from 55.5% in 1996. Based on data reported by NCSBCS, in 1997 the Registrant's U.S. wholesale market share of HUD code homes sold was 17.7%, up from 16.5% in 1996. According to NCSBCS data, the industry's U.S. multi-section mix was 57.9% in 1997, up from 52.2% in 1996.

DISCONTINUED OPERATIONS

     In December 1997 the Registrant entered into an agreement to sell the assets and the business of Champion Motor Coach, Inc., its commercial vehicles business which manufactured mid-size buses at two plants in Michigan. The sale was completed in February, 1998.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Report, including the Registrant's plans regarding its number of manufacturing facilities, capital expenditures, retail strategy, products and performance, views of industry prospects and anticipated demand for manufactured homes, and the Company's long-term goal of compound annual growth in earnings per share of 15% and its retail sales goal of $1 billion by the year 2000, are forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, the Company from time to time may publish other forward looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from the anticipated results or other expectations discussed in the forward looking statements. Factors which could affect the forward looking statements and the Registrant in particular include the following.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

   Position or Office                     Name                Age

Chairman of the Board of
  Directors, President and
  Chief Executive Officer           Walter R. Young, Jr.       53
Chief Operating Officer             Philip C. Surles           56
President, Retail Operations
  and Chief Financial Officer       Joseph H. Stegmayer        47
Executive Vice President-Finance    A. Jacqueline Dout         43
Vice President, General Counsel
  and Secretary                     John J. Collins, Jr.       46
Controller                          Richard Hevelhorst         50

     The executive officers of the Registrant serve at the pleasure of the Registrant's Board of Directors except for Mr. Walter R. Young, Jr., who is currently serving a three year term ending April 30, 2001, unless terminated earlier in accordance with the terms of a certain Letter Agreement between the Registrant and Mr. Young, dated April 27, 1990.

     Mr. Young joined the Registrant in April 1990 as President and Chief Executive Officer and was elected Chairman of the Board in April 1992.

     Mr. Surles joined the Company upon the October 1996 merger with Redman Industries, Inc., a leading manufactured housing company. Prior to his appointment to Chief Operating Officer in May 1997, he served as the Company's President, Southwestern Region and in various executive capacities with Redman for 20 years.

     In January 1998 Mr. Stegmayer joined the Company from Clayton Homes, Inc., a leading manufactured housing company, where for the previous five years he held various executive positions including President and Chief Operating Officer and Vice Chairman.

     Prior to joining the Registrant in April 1994, Ms. Dout served as Vice President and Treasurer of Mallinkrodt Group, Inc., a producer of health care products and specialty chemicals, where she was employed for six years.

     Mr. Collins joined the Company in 1997. For the previous five years, he was Principal and Managing Director of Miller, Canfield, Paddock and Stone PLC, a law firm which provided legal services to the Registrant during 1997, and was the Resident Director of one of its offices.

     Mr. Hevelhorst joined the Registrant as Controller in May 1995. Previously for the past five years he was employed in various financial and accounting positions at Evans Industries, Inc., a privately-held manufacturer, and most recently was their Treasurer and Chief Financial Officer.

ITEM 2.  PROPERTIES.

     All of the Registrant's manufacturing facilities are one story with concrete floors and wood and steel superstructures. The Registrant owns all of its manufacturing facilities except for three housing facilities which are leased, and owns substantially all of the machinery and equipment used in each of its facilities. The Registrant believes its plant facilities are generally well maintained and, with completed and planned expansions, provide ample capacity to meet expected demand.

The following table sets forth certain information as of January 3, 1998 with respect to the Registrant's housing manufacturing facilities, all of which are assembly-line operations.

Location                               Approximate Square Feet

 United States:

   Alabama:         Guin (2 plants)            220,000
                    Boaz (7 plants)*           678,000
                    Talladega                  163,000
   Arizona:         Chandler                    85,000
   California:      Corona**                   208,000
                    Lindsay                    156,000
                    Woodland**                  99,000
   Colorado:        Berthoud                   103,000
   Florida:         Plant City                  92,000
   Georgia:         Thomasville (2 plants)     190,000
                    Richland                   119,000
   Idaho:           Weiser                     130,000
   Indiana:         LaGrange (4 plants)        326,000
                    Ridgeville                 105,000
                    Topeka (4 plants)          388,000
   Michigan:        White Pigeon (3 plants)    190,000
   Mississippi:     Gulfport                    78,000
   Nebraska:        Central City               130,000
                    York (2 plants)            314,000
   New York:        Sangerfield                114,000
   North Carolina:  Lillington (2 plants)      220,000
                    Maxton                     132,000
                    Sanford (2 plants)         226,000
   Oregon:          Silverton                  102,000
                    Woodburn                   110,000
   Pennsylvania:    Claysburg                  140,000
                    Ephrata                    131,000
   Tennessee:       Henry                      125,000
   Texas:           Athens                     150,000
                    Breckenridge (2 plants)    229,000
                    Burleson (2 plants)        222,000
   Washington:      Chehalis                   103,000

 Canada:

   Alberta:         Medicine Hat                92,000
   British
    Columbia:       Penticton                   74,000

     *Includes one leased facility of 60,000 square feet.
    **Leased facility.

     The Registrant leases its executive offices, which are located in Auburn Hills, Michigan. Other miscellaneous properties are also owned or leased, including 141 locations in 20 states used in the retail sale of manufactured housing, of which 127 are leased and 14 are owned. Of these Company operated sales centers, 118 located in 18 states were obtained through acquisitions in 1998 through April 1. In addition, Lamplighter opened a new sales center in early 1998. Also, in March 1998 a new manufacturing facility in Lillington, North Carolina began production.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Registrant's security holders during the fourth quarter of 1997.



                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

     (a) The Registrant's common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. Quarterly stock prices were as follows:

                                    HIGH       LOW

1997

1st Quarter                         $20 3/8    $14
2nd Quarter                          18 5/8     13 3/4
3rd Quarter                          19 13/16   14 1/4
4th Quarter                          21 1/4     16 1/8

1996

1st Quarter                          15 1/2      11 7/8
2nd Quarter                          26 1/8      14 3/16
3rd Quarter                          22 5/8      17 5/8
4th Quarter                         $23 1/4     $18 1/4

     (b) There were approximately 6,000 shareholders of record and 17,000 beneficial holders on March 5, 1998.

     (c) The Registrant has not paid cash dividends during the past two fiscal years. Consistent with its plan to improve shareholder value through investments in its businesses, the Company does not plan to pay cash dividends in the near term.

ITEM 6. SELECTED FINANCIAL DATA

Six-year highlights (unaudited)

(in thousands, except per share amounts and units sold)

                                   1997         1996         1995         1994         1993         1992
____________________________________________________________________________________________________________

OPERATIONS
Net sales                       $1,675,053   $1,582,829   $1,355,085   $1,100,483   $  739,603   $  601,592
Cost of sales                    1,423,595    1,338,800    1,151,012      942,259      636,159      522,972
____________________________________________________________________________________________________________

Gross margin                       251,458      244,029      204,073      158,224      103,444       78,620
Selling, general and
administrative expenses            135,028      130,629      112,396       89,289       74,732       62,617
Nonrecurring merger and
other charges                           --      (22,000)          --       (2,700)        (572)      (1,308)
____________________________________________________________________________________________________________

Operating income                   116,430       91,400       91,677       66,235       28,140       14,695

Interest income (expense), net         941          525          298          673       (1,770)      (4,985)
____________________________________________________________________________________________________________

Pretax income-continuing
operations                         117,371       91,925       91,975       66,908       26,370        9,710
____________________________________________________________________________________________________________

Income-continuing operations        70,771       52,225       54,475       43,808       18,470        7,137
Income (loss)-discontinued
operations                           4,500        1,361        1,810        3,230       (3,750)      (3,847)
Extraordinary gain (loss)               --           --           --           --       (1,753)         420
____________________________________________________________________________________________________________

Net income                      $   75,271   $   53,586   $   56,285   $   47,038   $   12,967   $    3,710
===========================================================================================================
Basic earnings per share:
Income-continuing operations    $     1.49   $     1.10   $     1.14   $     0.92   $     0.44   $     0.19
Income (loss)-discontinued
operations                            0.10         0.03         0.04         0.07        (0.09)       (0.10)
Extraordinary gain (loss)               --           --           --           --        (0.04)        0.01
____________________________________________________________________________________________________________

Net income                      $     1.59   $     1.13   $     1.18   $     0.99   $     0.31   $     0.10
============================================================================================================
Diluted earnings per share:
Income-continuing operations    $     1.45   $     1.06   $     1.10   $     0.90   $     0.43   $     0.19
Income (loss)-discontinued
operations                            0.09         0.03         0.04         0.06        (0.09)       (0.10)
Extraordinary gain (loss)               --           --           --           --        (0.04)        0.01
____________________________________________________________________________________________________________

Net income                      $     1.54   $     1.09   $     1.14   $     0.96   $     0.30   $     0.10
============================================================================================================
Basic weighted shares outstanding   47,483       47,515       47,886       47,601       42,182       37,080
Diluted weighted shares outstanding 48,875       49,327       49,389       48,900       42,954       37,820
Depreciation and amortization   $   17,091   $   14,463   $   11,294   $    8,088   $    6,363   $    6,749
Capital expenditures            $   38,266   $   50,094   $   19,854   $   18,762   $   10,601   $    4,840

FINANCIAL POSITION
Working capital                 $   46,094   $   21,479   $   26,433   $   36,537   $   35,046   $   19,163
Property and equipment, net        143,519      119,994       75,271       59,783       44,578       41,480
Total assets                       501,250      461,222      367,872      290,090      204,490      177,349
Long-term reserves and other
liabilities                         37,410       50,544       38,179       29,977       27,787       61,441
Shareholders' equity               280,416      226,634      176,142      133,266       81,741       22,316
  Per share                     $     6.02   $     4.75   $     3.73   $     2.79   $     1.76   $     0.60
  Return on average equity             30%          27%          36%          44%          25%          19%

OTHER STATISTICAL INFORMATION
Single-section homes sold           27,125       27,497       24,682       20,327       16,138       15,911
Multi-section homes sold            37,160       34,299       29,273       24,126       16,469       13,338
Total homes sold                    64,285       61,796       53,955       44,453       32,607       29,249
Floors sold                        102,468       96,839       83,775       69,293       49,773       45,213

 See accompanying Notes to Consolidated Financial Statements for information regarding the 1996 merger with
Redman Industries, Inc., discontinued operations and earnings per share calculations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS 1997 VERSUS 1996

Overview
Champion Enterprises, Inc. ("Champion" or "Company") is the leading producer of manufactured housing in the United States and Canada. In 1997 Champion led the manufactured housing industry in wholesale revenues and multi-section homes sold. In 1996 Champion merged with Redman Industries, Inc. ("Redman") in a combination that was accounted for as a pooling of interests. Therefore, the Financial Statements and Management's Discussion and Analysis for all periods in this Annual Report are presented on a combined basis with Redman.

All earnings per share amounts referred to in this discussion are based on diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Fiscal year 1997 was comprised of 53 weeks while 1996 and 1995 were each comprised of 52 weeks.

Champion reported record sales, income and earnings per share in 1997. Operating income from continuing operations rose 27% to $116 million and net sales rose 6% to approximately $1.7 billion, both historic highs. Income from continuing operations reached $70.8 million, or $1.45 per share, compared to $69.0 million, or $1.40 per share, before nonrecurring merger charges in 1996.

During the second half of 1997, Champion announced its strategy to expand its manufactured housing operations by seeking acquisitions of key housing retailers in growth areas around the country. The Company's retail strategy includes plans to acquire manufactured housing retailers and rapidly expand their operations in order to have aggregate annual retail sales of at least $1 billion by the year 2000.

During 1997 Champion expanded its Lamplighter retail operations in the Northwest by acquiring or opening six new sales centers resulting in a year end total of 21 retail locations. Lamplighter's 1997 sales rose to $60 million from $33 million in the prior year. Also in 1997, Champion entered into a strategic alliance with Zaring National's HomeMax retail centers to design and produce private label homes. In December Champion acquired Alpine Homes, Inc., a retailer in Colorado.

In 1998 through April 1, the Company completed the acquisitions of six manufactured housing retailers: Southern Showcase Housing, Inc., based in North Carolina; San Jose Advantage Homes, Inc., in California; Iseman Corp., based in South Dakota; Accent Mobile Homes, Inc., headquartered in North Carolina; a group of corporations comprising the Texas Home Buyers Group, based in Texas; and a group of corporations comprising the Homes America Group, headquartered in Nevada. These acquisitions had aggregate 1997 sales of approximately $370 million and operate 118 retail locations in 18 states. The acquired businesses, combined with the Company's existing retail operations, enable Champion to take a leading role in the retail segment of the industry.

In December 1997 the Company entered into an agreement to sell the assets and business of Champion Motor Coach, Inc., its commercial vehicles business which manufactures mid-size buses. The sale was completed in February 1998. As a result, the commercial vehicles business is classified and discussed as discontinued operations for all periods reported in this Annual Report.

Bar chart showing Net Sales (in millions)
1995   $1,355.1
1996   $1,582.8
1997   $1,675.1

Bar chart showing Operating Income (in millions)
1995   $   91.7
1996   $   91.4
1997   $  116.4

Bar chart showing Homes Sold (in thousands)
1995         54
1996         62
1997         64


Operations
(Dollars in millions,
 except average home price)    1997         1996    % change
-------------------------------------------------------------
Net sales                    $1,675       $1,583        5.8%
Gross margin                    251          244        3.0%
SG&A                            135          131        3.4%
Nonrecurring merger charges      --           22
Operating income             $  116       $   91       27.4%

As a percent of sales:
   Gross margin                15.0%       15.4%
   SG&A                         8.1%        8.3%
   Nonrecurring merger charges   --         1.4%
   Operating income             7.0%        5.8%

Homes sold                  64,285       61,796        4.0%
Average home price         $26,100      $25,600        1.7%
Multi-section mix            57.8%        55.5%
Floors sold                102,468       96,839        5.8%
------------------------------------------------------------


In 1997, Champion's U.S. wholesale shipments of HUD code* homes increased 4.5% over 1996, while industry U.S. wholesale shipments were down 2.8% to 353,377 homes. Champion's HUD code floor shipments increased 6.6% in 1997 compared to a 1.0% increase for the U.S. industry. Net sales revenues increased by almost 6%, equivalent to the increase in floors sold. A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors. Increased shipments of multi-section homes contributed to the higher average selling price per home. The Company's multi-section mix for the year was comparable to the industry's 57.9%. Champion's wholesale market share of HUD code homes sold in 1997 rose to 17.7% from 16.5% last year, based on data reported by the National Conference of States on Building Codes and Standards ("NCSBCS").

____________

*U.S. manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards, as administered by the U.S. Department of Housing and Urban Development (HUD). The HUD code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. Other building codes apply to modular homes and homes built in Canada.

Gross margin and operating income percentages slipped slightly compared to 1996 percentages excluding nonrecurring merger charges. In 1997 manufacturing costs rose, partially offset by lower material costs and selling, general and administrative expenses ("SG&A"). The Company experienced lower levels of unfilled orders for much of the year, as retailers reduced inventories by an estimated 10% to 15% during the year. Lower unfilled orders, especially during the first two quarters, did not enable the Company's manufacturing plants to schedule production in a manner that could maximize utilization of direct labor and other productive resources. Additionally, during 1997 the Company opened six plants, increasing the number of manufactured home facilities at year end to 55. Because of lower unfilled orders, some of the new plants did not ramp up production as quickly as normal, which adversely affected margins. Material costs declined primarily because of additional purchasing power generated by Champion's merger with Redman. SG&A declined as a percent of sales due in part to the savings realized by closing the Redman corporate headquarters and combining corporate staffs. These savings were somewhat offset by higher regional and plant SG&A costs as some functions were decentralized. In the fourth quarter of 1996, the Company recorded a pretax charge of $22 million, or $16.8 million after tax ($0.34 per share), for the nonrecurring costs associated with the Redman merger.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for housing at the end of December 1997 totaled approximately $42 million compared to $38 million last year. Incoming orders (in floors) were up approximately 20% in the fourth quarter compared to last year.

Other Matters
(Dollars in millions)                      1997         1996
------------------------------------------------------------
Net interest income                      $  0.9      $   0.5
Income taxes                             $ 46.6      $  39.7
Effective income tax rate                   40%          43%
Income from discontinued operations      $  4.5      $   1.4
------------------------------------------------------------

Net interest income increased in 1997 because of higher cash balances and no borrowings on the Company's line of credit during the year. Income tax expense increased in 1997 due to higher taxable income. The effective tax rate in 1996 was higher due to the nondeductible portion of the nonrecurring merger charges.

Discontinued operations include the results of operations and the sale of the commercial vehicles business, and income from a previously disposed business. Commercial vehicles sales for the year were $60 million from the sale of 1,124 buses, resulting in operating income of $1.4 million. This income was offset by pretax charges of $1.3 million, which were recorded in the fourth quarter of 1997 for certain valuation and other reserves established in connection with the sale of the business. In 1996 sales were $61 million from the sale of 1,227 buses and operating income was $2.4 million. In the fourth quarter of 1997, after tax income of $4.5 million, or $0.09 per share, was recognized from the collection of installment notes receivable and settlement of certain reserves that were established in connection with the 1993 disposal of a former Redman subsidiary.


RESULTS OF FOURTH QUARTER 1997 VERSUS 1996

Overview
Champion reported record fourth quarter net sales and income from continuing operations of $430 million and $18.9 million, respectively. Income per share from continuing operations for the quarter was $0.39 compared to $0.34 per share before nonrecurring merger charges of $0.34 in 1996. The fourth quarter of 1997 was comprised of 14 weeks while the comparable quarter of 1996 was comprised of 13 weeks.

Operations
(Dollars in millions)       1997          1996      % change
------------------------------------------------------------
Net sales                  $ 430         $ 410          4.9%
Gross margin                  66            61          8.3%
SG&A                          35            33          6.2%
Nonrecurring merger charges   --            22
Operating income           $  31         $   6        451.4%

As a percent of sales:
   Gross margin            15.3%         14.8%
   SG&A                     8.2%          8.1%
   Nonrecurring
   merger charges            --           5.4%
   Operating income         7.1%          1.4%

Homes sold                16,201        15,709          3.1%
Multi-section mix          60.9%         56.1%
Floors sold               26,472        24,738          7.0%
------------------------------------------------------------

Net sales revenues increased 5% on a 3% increase in homes sold. Shipments of multi-section homes rose 12% over last year's fourth quarter while sales of single-section homes declined 8%. As a result, floors shipped increased 7%. For the quarter, U.S. industry wholesale shipments of homes and floors were down 1.8% and up 2.6%, respectively, from last year. Operating margins benefited from higher volumes, lower material costs and improved performance versus last year at the Talladega, Alabama facility, a greenfield plant, that was opened in the third quarter of 1996. In addition, 1996 operating income was reduced by nonrecurring merger charges totaling $22 million.

Other Matters

Discontinued operations include the results of operations and the sale of the commercial vehicles business, and income from a previously disposed business. Commercial vehicles sales were $14.9 million for the fourth quarter of 1997 with operating income of $0.2 million, versus sales of $15.9 million and operating income of $0.2 million last year. Pretax charges of $1.3 million were recorded in the fourth quarter of 1997 for certain valuation and other reserves established in connection with the sale of the business. During the quarter, after tax income of $4.5 million, or $0.09 per share, was recognized from the collection of installment notes receivable and settlement of certain reserves that were established in connection with the 1993 disposal of a former Redman subsidiary.


MANUFACTURED HOUSING INDUSTRY OUTLOOK

Retail home deliveries rose approximately 3% in 1997 from 1996 levels, according to data reported by Statistical Surveys, Inc. Industry wholesale shipments of manufactured homes decreased 3% in 1997, following increases of 7% in 1996, 12% in 1995 and 20% in 1994, according to data reported by NCSBCS. In 1997 industry retail inventories declined an estimated 10% to 15%.
Industry analysts' estimates for 1998 industry U.S. wholesale home shipments range from approximately equal to 1997 levels to a 5% increase. Management believes that 1998 wholesale shipments will benefit from the reduction of retail inventories that occurred during 1997.

The economic fundamentals that affect the industry continue to remain favorable. Employment levels and consumer confidence are strong, financing remains available and interest rates are stable. Improved product quality and design enables manufactured homes to compete directly with site built homes, resulting in a broader market for manufactured housing. Changing demographics and lifestyles have increased consumer interest in high value, low maintenance manufactured homes. The industry shipped 353,377 HUD code homes in 1997, representing an estimated 31% of all new single family homes sold in the U.S.

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

Management is encouraged by the continuing favorable trends in these areas. The Company is positioned to take advantage of these trends by serving particular market niches with broad geographic coverage, using innovative home designs, maintaining a decentralized organization, making selective acquisitions and expansions, and implementing its retail strategy.

The retail segment of the industry is currently undergoing significant change, including consolidation (vertical integration) by large housing manufacturers as well as by other professionally managed organizations. The Company plans to be a major consolidator of manufactured housing retailers. One of the Company's related goals is to improve the retail buying experience for the home buyer. Another goal is to enhance profits through better merchandising techniques, improved efficiencies and control of costs.


RESULTS OF OPERATIONS 1996 VERSUS 1995

Overview

Champion's 1996 net sales reached $1.6 billion, resulting in operating income of $91 million. Earnings per share were $1.40 before nonrecurring merger charges of $0.34 per share. Champion underwent considerable change in 1996 by acquiring two manufactured housing companies, combining corporate staffs, expanding operations and merging with Redman. In the first quarter, Champion acquired Grand Manor, Inc., which operated one plant in Georgia. In the second quarter, the Company acquired Homes of Legend, Inc., a three plant operation in Alabama. Grand Manor and Homes of Legend are referred to in this discussion as the "1996 acquisitions".

On October 24, 1996, Champion issued 16.5 million shares of its common stock in exchange for all the issued and outstanding common stock of Redman, a publicly held company whose shares were traded on the NASDAQ. Redman was then merged into and became a wholly owned subsidiary of Champion. Prior to the merger Champion was the second largest producer of manufactured homes in the U.S. and Redman was the third largest. The merger was accounted for as a pooling of interests.

During the fourth quarter of 1996, the Company recorded a pretax charge of $22 million, or $16.8 million after tax ($0.34 per share), for the nonrecurring costs associated with the Redman merger. These charges included $9 million for severance costs associated with the planned closing of the Redman corporate headquarters and stock based compensation costs triggered by the change in control, $8 million for investment banking, legal and other fees and $5 million for adjusting the carrying value of certain facilities and other assets.


Operations
(Dollars in millions,
 except average home price)        1996      1995   % change
------------------------------------------------------------
Net sales                       $ 1,583   $ 1,355      16.8%
Gross margin                        244       204      19.6%
SG&A                                131       112      16.2%
Nonrecurring merger charges          22        --
Operating income                $    91   $    92      (0.3%)

As a percent of sales:
   Gross margin                   15.4%     15.1%
   SG&A                            8.3%      8.3%
   Nonrecurring merger charges     1.4%        --
   Operating margin                5.8%      6.8%

Homes sold                       61,796    53,955      14.5%
Average home price              $25,600   $25,100       2.0%
Multi-section mix                 55.5%     54.3%
Floors sold                      96,839    83,775      15.6%
------------------------------------------------------------

Excluding nonrecurring merger charges, 1996 results for Champion were significantly greater than 1995 results due to internal growth, acquisitions, manufacturing efficiencies and growth in the manufactured housing industry. During the year the Company increased the number of manufactured home plants to 49 from 40. Five new facilities were opened by existing operations and four were added by the 1996 acquisitions.

Based on sales revenues, Champion became the largest producer of manufactured homes in the U.S. with a 17% increase in sales to $1.6 billion. Sales, excluding the 1996 acquisitions, grew 11% on an 8% rise in homes sold. The 1996 acquisitions added sales of $80 million and accounted for 6.5 percentage points of the increase in homes sold. The average price of a house sold increased 2%, primarily because of greater sales of multi-section homes. The Company's multi-section mix rose from 54.3% to 55.5%. The Company's 1996 wholesale market share of HUD code homes sold, based on data reported by NCSBCS, increased to 16.5% from 15.4% in 1995, largely the result of the 1996 acquisitions. Champion's 1996 U.S. wholesale shipments of homes increased 14.1% compared to 1995. Industry U.S. wholesale shipments in 1996 rose 7% to 363,411 homes.

Before nonrecurring merger charges, operating income rose 24% to $113 million because of higher sales volume, the 1996 acquisitions and improved margins. Gross margin and operating margin percentages, excluding nonrecurring merger charges, improved because of greater manufacturing efficiencies and the effects on fixed costs of higher volumes which resulted from greater demand for the Company's products and plant capacity additions. The 1996 acquisitions added operating income of $7.1 million for the year.

SG&A rose in dollars but remained at 8.3% of sales. The favorable effects of higher volumes on SG&A expenses were offset by higher incentive bonuses related to increased profits.


Other Matters
(Dollars in millions)                 1996              1995
------------------------------------------------------------
Net interest income                  $ 0.5             $ 0.3
Income taxes                         $39.7             $37.5
Effective income tax rate              43%               41%
Income from discontinued operations  $ 1.4             $ 1.8
------------------------------------------------------------

Discontinued operations include the results of the commercial vehicles business. Commercial vehicles 1996 sales increased 8% to $61 million on a unit shipment decrease of 5% to 1,227 mid-size buses. Operating income declined 20% to $2.4 million from $3.0 million as excessive costs were incurred on a large municipal order in the fourth quarter of 1996.

Net interest income increased due to higher cash balances and lower debt balances in 1996. Income tax expense in 1996 increased due to a higher effective income tax rate resulting from the nondeductible portion of the nonrecurring merger charges.


LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $60 million at January 3, 1998, compared to $19 million at December 28, 1996. In 1997 cash of $99 million was generated from continuing operations and $10 million from stock option exercises and related tax benefits. Cash of $38 million was used for capital improvements and $37 million for repurchases of 2.25 million shares of common stock. The common stock repurchases were made under a 4 million share program authorized by the Board of Directors. The Company's current ratio was 1.3 to 1 at January 3, 1998, compared to 1.1 to 1 at December 28, 1996, primarily as a result of the increased cash balances. At year end in both 1997 and 1996, the Company had virtually no debt. Earnings before interest, taxes, depreciation and amortization increased to $134 million in 1997.

At January 3, 1998 accounts receivable and accounts payable were lower than last year due to the later year end date and additional production down time resulting from the timing of the holidays in relation to the fiscal year end. Inventories increased as a result of six additional Lamplighter retail locations, additional manufacturing facilities, and the acquisition of Alpine Homes, Inc. Accrued warranty increased in line with higher sales and more homes under warranty.

At year end the Company had a $70 million unsecured line of credit, which expires in September 1998, and includes $20 million of availability to cover letters of credit. The revolving credit agreement was amended in January 1998 to increase the borrowing limit to $125 million. At January 3, 1998 the Company had $15 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states. The Company had no bank borrowings outstanding at January 3, 1998 and did not require any borrowings during 1997.

In 1998 through April 1, the Company committed to pay approximately $290 million for the acquisitions of six retailers having aggregate 1997 sales of approximately $370 million. The total purchase price consists of approximately $170 million in cash and $12 million in Company common stock to be paid in 1998, and the remaining portion over five years.

The Company plans to spend up to $39 million in 1998 on capital projects, expansions and improvements at its manufactured housing facilities, including the opening of up to four new manufacturing plants. Borrowings will be required during 1998 for capital improvements, retail acquisitions and expansion, and to meet seasonal working capital needs.

The Company's return on average equity for 1997 was 30%. Consistent with its plan to improve shareholder value through investments in its operating businesses, the Company does not plan to pay cash dividends in the near term.

The Company believes that existing cash balances, cash flow from operations and availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements, capital expenditures, retail expansion plans and common stock repurchases in the foreseeable future. However, management is considering other opportunities to raise capital to finance the growth of the Company.

Bar chart showing Capital Expenditures (in millions)
1995   $   19.9
1996   $   50.1
1997   $   38.3

Bar chart showing Return on Average Equity
1995        36%
1996        27%
1997        30%

Bar chart showing Cash Flow from Operations (in millions)
1995   $   68.1
1996   $   73.8
1997   $   99.2


Impact of Inflation

Inflation has not had a material effect on the Company's operations during the last three years. Lumber prices fluctuate, however during periods of rising lumber prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

Year 2000 Issue

The Company will be required to modify or replace a small portion of the computer systems that it uses in order to prepare for the year 2000. The Company has completed an assessment of the costs of making its computer systems year 2000 compliant and has determined that such costs will not be material. The Company expects to complete the required changes by the end of 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth in the first part of the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held April 28, 1998 (the "Proxy Statement") is incorporated herein by reference. Each of the nominees for election as directors has been engaged for five years or more in the principal occupation shown, except for Messrs. Feraco, Mrkonic and Stark as discussed in the Proxy Statement.

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

Exhibit No.  Description

   3.1 Restated Articles of Incorporation of the Registrant, filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

   3.2 Amendment to Restated Articles of Incorporation of the Registrant, filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

   3.3 Bylaws of the Registrant filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

   4.1 Article III of the Registrant's Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Registrant's Amendment to Restated Articles of Incorporation filed as Exhibit
3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

   4.2 The Registrant has issued certain receivable-backed notes (the "Notes") pursuant to a Trust Indenture dated as of August 1, 1987 between CAC Funding Corporation, as issuer, and First of America Bank-Detroit, N.A., as trustee. The Notes do not exceed 10 percent of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Trust Indenture to the Commission upon request.

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

  10.2 First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan.

  10.3 Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

  10.4 First Amendment dated October 27, 1995 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

  10.5 Second Amendment dated September 17, 1996 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

  10.6 Third Amendment dated December 2, 1996 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

  10.7 Fourth Amendment dated May, 1997 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago.

  10.8 Fifth Amendment dated January 8, 1998 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago.

  10.9 *Champion Enterprises, Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

  10.10 *Champion Enterprises, Inc. 1990 Nonqualified Stock Option Program, as amended through the Second Amendment, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

  10.11 *Third Amendment dated June 18, 1996 to the Champion Enterprises, Inc. 1990 Nonqualified Stock Option Program, filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

  10.12  *Fourth Amendment dated December 3, 1996 to the Champion
Enterprises, Inc. 1990 Nonqualified Stock Option Program, filed  as Exhibit
10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

  10.13 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

  10.14 *Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

  10.15 *First Amendment to the Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

  10.16 *Second Amendment dated June 18, 1996 to the Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

  10.17 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

  10.18 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

  10.19 *Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

  10.20 *Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

  10.21 *Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as Exhibit
10.15 to the Registrant's Annual Report on   Form 10-K for the fiscal year
ended December 30, 1995 and  incorporated herein by reference.

  10.22 *Nonqualified Stock Option Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

  10.23 *Nonqualified Stock Option Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

  10.24 *Performance Share Award Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr.,filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

  10.25 *Letter Agreement dated March 15, 1994 between the Registrant and A. Jacqueline Dout, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

  10.26 *Nonqualified Stock Option Agreements dated April 18, 1994 between the Registrant and A. Jacqueline Dout, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

  10.27 *Letter Agreement dated February 12, 1997 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

  10.28 *Change in Control Severance Agreement dated March 3, 1997 between the Registrant and John J. Collins, Jr.

  10.29  *Redman Industries, Inc. 1993 Stock Option Plan, filed as Exhibit
10.1 to the Registrant's Registration Statement on Form S-8 dated October 24, 1996 and incorporated herein by reference.

  10.30 *Redman Industries, Inc. 1993 Incentive Holders' Stock Option Plan, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated October 24, 1996 and incorporated herein by reference.

  10.31  *Letter Agreement dated May 1, 1997 between the Registrant and Philip
C. Surles.

  10.32 *Change in Control Severance Agreement dated June 13, 1997 between the Registrant and Philip C. Surles.

  10.33 *Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Registrant and Philip C. Surles.

  10.34 *Letter Agreement dated December 15, 1997 between the Registrant and Joseph H. Stegmayer.

  10.35 *Non-Qualified Stock Option Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer.

  10.36 *Change in Control Severance Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer.

  11     Statement Regarding Computation of Per Share Earnings.

  21.1   Subsidiaries of the Registrant.

  23.1   Consent of Price Waterhouse LLP.

  23.2   Consent of Ernst & Young, LLP.

  27.1   Financial Data Schedule.

  27.2   Restated Financial Data Schedule.

  27.3   Restated Financial Data Schedule.

  99.1 Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

    (b) No reports on Form 8-K were filed during the last quarter of fiscal year ended January 3, 1998.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CHAMPION ENTERPRISES, INC.

                                By:  /s/ JOSEPH H. STEGMAYER
                                     Joseph H. Stegmayer
Dated:  March 20, 1998               President, Retail Operations
                                     and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature               Title                          Date

/s/WALTER R. YOUNG, JR. Chairman of the Board
                        of Directors,            March 20, 1998
Walter R. Young, Jr.    President and Chief
                        Executive Officer
                        (Principal Executive
                         Officer)


/s/JOSEPH H. STEGMAYER  President, Retail
                        Operations               March 20, 1998
Joseph H. Stegmayer     and Chief Financial
                        Officer
                        (Principal Financial
                         Officer)


/s/RICHARD HEVELHORST   Controller               March 20, 1998
Richard Hevelhorst      (Principal Accounting
                         Officer)


/s/ROBERT W. ANESTIS    Director                 March 20, 1998
Robert W. Anestis


/s/FRANK J. FERACO      Director                 March 20, 1998
Frank J. Feraco


/s/SELWYN ISAKOW        Director                 March 20, 1998
Selwyn Isakow


/s/GEORGE R. MRKONIC    Director                 March 20, 1998
George R. Mrkonic


/s/JOHNSON S. SAVARY    Director                 March 20, 1998
Johnson S. Savary


/s/ROBERT W. STARK      Director                 March 20, 1998
Robert W. Stark



/s/CARL L. VALDISERRI   Director                 March 20, 1998
Carl L. Valdiserri




                 CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS
                                   AND
                       FINANCIAL STATEMENT SCHEDULES


     Description                                           Page

Report of Independent Accountants                          F-2

Report of Independent Auditors                             F-3

Consolidated Statements of Income for the Periods
 Ended January 3, 1998, December 28, 1996 and
 December 30, 1995                                         F-4

Consolidated Balance Sheets as of January 3, 1998
 and December 28, 1996                                     F-5

Consolidated Statements of Cash Flows for the
 Periods Ended January 3, 1998, December 28, 1996
 and December 30, 1995                                     F-6

Consolidated Statements of Shareholders' Equity
 for the Periods Ended January 3, 1998, December 28,
 1996 and December 30, 1995                                F-7

Notes to Consolidated Financial Statements                 F-8



All financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

Report of Independent Accountants

To the Board of Directors
and Shareholders of
Champion Enterprises, Inc.

In our opinion, based upon our audits and the report of other auditors, the financial statements listed in the index appearing under item 14(a) on page F-1 present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at January 3, 1998 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Redman Industries, Inc. for the year ended March 29, 1996, which statements reflect total revenues of $614 million and total assets of $156 million. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Redman Industries, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Detroit, Michigan
February 6, 1998 except as to Note 12,
which is as of February 23, 1998

PAGE

Report of Ernst & Young, LLP Independent Auditors

Shareholders and Board of Directors
Redman Industries, Inc.

     We have audited the consolidated balance sheet of Redman Industries, Inc., as of March 29, 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Redman Industries, Inc. at March 29, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ Ernst & Young, LLP

Dallas, Texas
May 17, 1996
PAGE

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
=============================================================================
(in thousands, except per share amounts)
                                            Year ended
                      January 3, 1998   December 28, 1996   December 30, 1995
_____________________________________________________________________________

NET SALES                $1,675,053          $1,582,829          $1,355,085

Cost of sales             1,423,595           1,338,800           1,151,012
_____________________________________________________________________________

GROSS MARGIN                251,458             244,029             204,073

Selling, general and
administrative expenses     135,028             130,629             112,396

Nonrecurring merger
and other charges                --             (22,000)                 --
____________________________________________________________________________

OPERATING INCOME            116,430              91,400              91,677

Interest income               2,139               2,699               2,966
Interest expense             (1,198)             (2,174)             (2,668)
____________________________________________________________________________

INCOME FROM CONTINUING
OPERATIONS BEFORE
INCOME TAXES                117,371              91,925              91,975

Income taxes                 46,600              39,700              37,500
____________________________________________________________________________

INCOME FROM CONTINUING
OPERATIONS                   70,771              52,225              54,475
Income from discontinued
operations, net of taxes      4,500               1,361               1,810
____________________________________________________________________________

NET INCOME               $   75,271          $   53,586          $   56,285
============================================================================
BASIC EARNINGS PER SHARE
Income from continuing
operations               $     1.49          $     1.10          $     1.14
Income from discontinued
operations                     0.10                0.03                0.04
____________________________________________________________________________

Net income               $     1.59          $     1.13          $     1.18
============================================================================


DILUTED EARNINGS PER SHARE
Income from continuing
operations               $     1.45          $     1.06          $     1.10
Income from discontinued
operations                     0.09                0.03                0.04
____________________________________________________________________________

Net income               $     1.54          $     1.09          $     1.14
============================================================================

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
========================================================================
 (in thousands, except par value)   January 3, 1998   December 28, 1996
________________________________________________________________________

ASSETS:
CURRENT ASSETS
Cash and cash equivalents                 $  60,280           $  19,357
Accounts receivable, trade                   49,574              65,694
Inventories                                  73,291              66,036
Short-term assets of
discontinued operations, net                  6,772              14,546
Deferred taxes and other current assets      39,601              39,890
________________________________________________________________________

Total current assets                        229,518             205,523
________________________________________________________________________

PROPERTY AND EQUIPMENT
Land and improvements                        26,015              21,500
Buildings and improvements                  109,447              89,655
Machinery and equipment                      67,287              58,615
________________________________________________________________________

                                            202,749             169,770

Less-accumulated depreciation                59,230              49,776
________________________________________________________________________

                                            143,519             119,994
________________________________________________________________________

GOODWILL                                    134,865             135,912
Less-accumulated amortization                15,193              11,423
________________________________________________________________________

                                            119,672             124,489
________________________________________________________________________

Non-current assets of discontinued
operations, net                               2,604               2,608
OTHER ASSETS                                  5,937               8,608
________________________________________________________________________

                                          $ 501,250           $ 461,222
========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES
Accounts payable                          $  24,646           $  30,506
Accrued dealer discounts                     42,927              42,468
Accrued warranty obligations                 40,819              34,796
Accrued compensation and payroll taxes       25,014              24,426
Accrued insurance                            15,503              14,682
Other current liabilities                    34,515              37,166
________________________________________________________________________

Total current liabilities                   183,424             184,044
________________________________________________________________________

LONG-TERM LIABILITIES
Long-term debt                                1,813               1,158
Deferred portion of purchase price            5,400              10,927
Other long-term liabilities                  30,197              38,459
________________________________________________________________________

                                             37,410              50,544
________________________________________________________________________

SHAREHOLDERS' EQUITY
Preferred stock, no par value,
5,000 authorized, none issued                     --                 --
Common stock, $1 par value,
 1997-120,000 authorized,
 46,600 issued and outstanding
 1996-75,000 authorized, 47,695
 issued and outstanding                      46,600              47,695
Capital in excess of par value               14,338              34,465
Retained earnings                           220,742             145,471
Foreign currency translation adjustments     (1,264)               (997)
________________________________________________________________________

Total shareholders' equity                  280,416             226,634
________________________________________________________________________

                                          $ 501,250           $ 461,222
========================================================================

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
==============================================================================
                                            Year ended
______________________________________________________________________________
 (in thousands)       January 3, 1998   December 28, 1996   December 30, 1995
______________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing
operations                 $   70,771          $   52,225          $   54,475
______________________________________________________________________________

Adjustments to reconcile income
 from continuing operations to net
 cash provided by operating activities
  Depreciation and
  amortization                 17,091              14,463              11,294
  Deferred income taxes        (1,000)            (11,500)             (5,000)
  Increase/decrease, net
  of acquisitions
   Accounts receivable         16,190              (5,672)             (7,137)
   Inventories                 (6,036)             (8,876)             (5,233)
   Accounts payable            (5,865)              3,454              (4,287)
   Accrued liabilities         10,925              14,120              14,228
   Merger reserve              (6,759)             11,221                  --
   Other, net                   3,931               4,372               9,760
______________________________________________________________________________

   Total adjustments           28,477              21,582              13,625
______________________________________________________________________________

Net cash provided by continuing
operating activities           99,248              73,807              68,100

______________________________________________________________________________

CASH FLOWS FROM DISCONTINUED OPERATIONS
Income from discontinued
operations                      4,500               1,361               1,810
(Increase)decrease in net
assets of discontinued
operations                      3,278              (5,129)             (2,745)
______________________________________________________________________________

Net cash provided by (used for)
discontinued operations         7,778              (3,768)               (935)
______________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property
and equipment                 (38,266)            (50,094)            (19,854)
Proceeds from disposal of
property and equipment          2,174                 881                 747
Purchases of short-term
investments                        --             (25,660)            (25,467)
Maturities of short-term
investments                        --              36,000              22,000
Acquisitions                       --             (18,778)            (41,303)
Deferred purchase price
payment                        (4,200)             (8,900)             (2,600)
Other                             707                  18              (1,356)
______________________________________________________________________________

Net cash used for investing
activities                    (39,585)            (66,533)            (67,833)
______________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued, net        6,736               2,735               1,106
Common stock repurchased      (36,732)            (13,222)            (17,102)
Net increase (decrease)
in long-term debt                 516              (2,796)               (991)
Tax benefit of stock options
exercised                       2,962               1,800               1,738
______________________________________________________________________________

Net cash used for financing
activities                    (26,518)            (11,483)            (15,249)
______________________________________________________________________________

Net increase (decrease) in
cash and cash equivalents      40,923              (7,977)            (15,917)
Cash and cash equivalents
at beginning of period*        19,357              27,334              28,199
______________________________________________________________________________

Cash and cash equivalents
at end of period           $   60,280          $   19,357          $   12,282
==============================================================================
ADDITIONAL CASH FLOW INFORMATION
Cash paid for interest     $      666          $    2,280          $    2,233
Cash paid for income taxes $   42,938          $   53,276          $   38,400
______________________________________________________________________________

CASH FLOWS FROM ACQUISITIONS
Purchase price                                 $   35,500          $   50,777
Less: Deferred portion of purchase price          (14,500)             (9,635)
Less: Cash acquired                                (4,435)               (827)
Plus: Acquisition costs and mortgage payoffs        2,213                 988
______________________________________________________________________________

                                               $   18,778          $   41,303
==============================================================================

*The beginning cash balance for 1996 does not agree to the ending balance for 1995 due to the different accounting period used for Redman.
 See Note 2 in accompanying Notes.
 See accompanying Notes to Consolidated Financial Statements.
PAGE

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

============================================================================================================
                                                                                  Foreign
                                 Common stock          Capital in                 currency
                              ____________________     excess of      Retained   translation
                              Shares        Amount     par value      earnings   adjustments        Total
____________________________________________________________________________________________________________

BALANCE DECEMBER 31, 1994     16,356     $  16,356     $  76,392     $  41,587     $  (1,069)    $  133,266

Net income                        --            --            --        56,285            --         56,285
Stock option and benefit plans   358           358         1,504            --            --          1,862
Common stock repurchases      (1,401)       (1,401)      (15,701)           --            --        (17,102)
Two-for-one stock split        7,629         7,629        (7,629)           --            --             --
Redman 100% stock dividend     8,927         8,927        (8,927)           --            --             --
Tax benefit of stock options      --            --         1,738            --            --          1,738
Translation adjustments           --            --            --            --            93             93
____________________________________________________________________________________________________________

BALANCE DECEMBER 30, 1995     31,869        31,869        47,377        97,872          (976)       176,142

Net income                        --            --            --        53,586            --         53,586
Less: net income of Redman
 for the quarter ended
 March 29, 1996                   --            --            --        (5,987)           --         (5,987)
Stock option and benefit plans   538           538         4,031            --            --          4,569
Common stock repurchases        (179)         (179)       (3,276)           --            --         (3,455)
Two-for-one stock split       15,467        15,467       (15,467)           --            --             --
Tax benefit of stock options      --            --         1,800            --            --          1,800
Translation adjustments           --            --            --            --           (21)           (21)
____________________________________________________________________________________________________________

BALANCE DECEMBER 28, 1996     47,695        47,695        34,465       145,471          (997)       226,634

Net income                        --            --            --        75,271            --         75,271
Stock option and benefit plans 1,159         1,159        11,389            --            --         12,548
Common stock repurchases      (2,254)       (2,254)      (34,478)           --            --        (36,732)
Tax benefit of stock options      --            --         2,962            --            --          2,962
Translation adjustments           --            --            --            --          (267)          (267)
____________________________________________________________________________________________________________

BALANCE JANUARY 3, 1998       46,600     $  46,600     $  14,338     $ 220,742     $  (1,264)     $ 280,416
============================================================================================================
See accompanying Notes to Consolidated Statements.

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

Business

The Company is the leading producer of manufactured housing with operations and markets located throughout the U.S. and in western Canada.

Revenue Recognition

Sales revenue is recognized when wholesale floor plan financing or dealer credit approval is received and the home is shipped to an independent retailer or, for Company owned retail sales locations, upon transfer of title to the retail home buyer.

Cash and Cash Equivalents

Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase. These investments are carried at cost which approximates market value because of their short maturities.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

Depreciation

Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements - 3 to 15 years; buildings and improvements - 8 to 33 years; and machinery and equipment - 3 to 15 years.

Year End

The Company's fiscal year ends on the Saturday nearest December 31. Fiscal year 1997 was comprised of 53 weeks and fiscal years 1996 and 1995 were each comprised of 52 weeks.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited, generally 40 years. Amortization expense was $3.8 million, $3.5 million and $2.8 million in 1997, 1996 and 1995, respectively. The recoverability of goodwill is evaluated annually, primarily based on each business' projected undiscounted cash flows.

Warranty Obligations

The Company provides the retail home buyer with a twelve-month warranty from the date of retail purchase. Estimated warranty costs are accrued at the time of sale.

Long-term Liabilities

Long-term liabilities consist of the non-current portion of self-insurance and warranty reserves, compensation programs and other reserves.

Income Taxes

Deferred tax assets and liabilities are determined based on the differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Stock Based Compensation Programs

The Company accounts for its stock based employee compensation programs under APB Opinion No. 25. The additional disclosures and pro forma information required by FASB Statement No. 123 are included in Note 11.

NOTE 2 - BUSINESS COMBINATIONS AND BASIS OF PRESENTATION

1996 Merger

On October 24, 1996, Redman Industries, Inc. (Redman) was merged with and into the Company, and 16.5 million shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Redman. The merger was accounted for as a pooling of interests, and accordingly, the accompanying 1996 and 1995 financial statements have been restated to include the financial position and results of operations of Redman for all periods presented.

Prior to the merger, Redman used a fiscal year ending on the Friday nearest March 31. The 1996 financial statements combine each company's year ended December 28, 1996. The restated financial statements for 1995 combine the Company's financial statements for year ended December 30, 1995 with Redman's financial statements for year ended March 29, 1996. Due to the different fiscal year ends, Redman's results for the three months ended March 29, 1996 are included in the restated financial statements for both 1996 and 1995. For the three months ended March 29, 1996 Redman had net sales of $150 million and net income of $6 million. Redman's net income for this period is deducted from the opening balance of retained earnings at December 30, 1995 in the accompanying statement of shareholders' equity. Redman's net cash flow for this period is eliminated from the 1996 beginning cash balance in the statement of cash flows.

In connection with the merger, the Company recorded charges of $22 million in the quarter ended December 28, 1996. These charges include $9 million of severance costs associated with the planned closing of the Redman corporate headquarters and stock based compensation costs triggered by the change in control, and $8 million for investment banking, legal, accounting and other fees. In addition, the following valuation reserves were recorded: $3 million to adjust the carrying value of assets at one Redman manufacturing operation which had sustained operating losses; $1 million for the disposal of one Redman facility that produced component parts for the manufacturing operation and which was sold in the first quarter of 1997; and $1 million for other assets including leasehold improvements, equipment and furnishings at the Redman corporate headquarters which was closed. Cash costs of $6.8 million and $10.7 million were paid in 1997 and 1996, respectively. The determination of fair value of assets used in the business was calculated using projected cash flows and the fair value of assets held for disposal was determined based on an offer from a third party or estimated liquidation value.

1996 Acquisitions

On March 29, 1996 the Company purchased the assets and assumed certain liabilities of Grand Manor, Inc., a privately-held corporation with manufactured housing operations in Georgia. On April 26, 1996 the Company purchased the outstanding common stock of Homes of Legend, Inc., a privately-held corporation with manufactured housing operations in Alabama, and purchased the assets and assumed certain liabilities of a related company. Under the terms of the purchase agreements, the total purchase price of these acquired companies was $35.5 million. The acquisitions were accounted for using the purchase method and resulted in $26 million of goodwill. The results of operations of the acquired companies are included with those of the Company commencing on the respective acquisition dates.

NOTE 3 - INVENTORIES

A summary of inventories by component at January 3, 1998 and December 28, 1996 follows:
(in thousands)           1997         1996
                         ----         ----
Raw materials         $ 42,417     $ 39,029
Work-in-process          7,328        6,411
Finished goods          23,546       20,596
                      --------     --------
                      $ 73,291     $ 66,036
                      ========     ========

NOTE 4 - DEBT

During 1997 the Company had an agreement with two banks for an unsecured line of credit for $70 million, including $20 million of availability to cover letters of credit. In January 1998 the line of credit agreement was amended to increase the borrowing limit to $125 million. At the Company's option, borrowings are subject to interest at either the bank's prime rate or the bank's Eurodollar rate plus 0.4% to 1.15%. In addition, the Company pays a commitment fee ranging from 0.125% to 0.4% on the unused portion of the facility and a letter of credit fee. The agreement expires on September 29, 1998, but may be extended for additional one year periods, subject to approval by the banks. The agreement contains covenants which, among other things, require maintenance of certain financial ratios and limit additional indebtedness and the payment of dividends without the prior consent of the banks. Letters of credit outstanding at year end totaled $15 million, generally to support insurance obligations and licensing and service bonding required by various states.

There were no bank borrowings during 1997 or at December 28, 1996 or December 30, 1995. The maximum amount of aggregate short-term bank borrowings outstanding at any month end was $30 million and $31 million during 1996 and 1995, respectively. During 1996 and 1995, aggregate short-term borrowings averaged $14 million and $15 million, with average interest rates of 6.2% and 7.4%, respectively.

NOTE 5 - SHAREHOLDERS' EQUITY

On April 29, 1997 the shareholders approved a proposal to increase the number of authorized shares of common stock to 120 million from 75 million.

In 1997, the Company expended $37 million to acquire 2.25 million shares of its common stock under a Board of Directors authorized share repurchase program for up to 4 million shares. In 1996 and 1995 the Company repurchased shares under previously authorized programs that were rescinded in 1996, subsequent to the Redman merger.

There are 5 million authorized but unissued shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. The Board of Directors has reserved 750,000 preferred shares for issuance in connection with the Shareholders Rights Plan (Rights Plan).

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

NOTE 6 - RETIREMENT PLANS

The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing one year of service. Participating employees may contribute from 1% to 18% of their compensation to the plans. The Company makes matching contributions of 35% of the first 4% or 50% of the first 6% of employees' contributions. Company contributions vest either when made or ratably over five years. Amounts expensed under these plans were $2.4 million in 1997, $2.8 million in 1996 and $2.3 million in 1995.

NOTE 7 - EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," became effective for fiscal years ending after December 15, 1997.
Accordingly, the earnings per share ("EPS") amounts presented for all periods in these financial statements have been calculated in accordance with Statement No. 128.

The numerators used in the Company's EPS calculations are income from continuing operations, income or loss from discontinued operations, extraordinary gain or loss and net income as reported in the financial statements.

The denominators used in the Company's EPS calculations are as follows. Weighted average shares outstanding are used in calculating basic EPS. Weighted average shares outstanding plus the effect of dilutive securities are used in calculating diluted EPS. The Company's dilutive securities consist of its outstanding stock options. A reconciliation of the denominators follows:

(in thousands)                               1997      1996      1995
                                             ----      ----      ----
Weighted average shares outstanding         47,483    47,515    47,886
Effect of dilutive securities-options        1,392     1,812     1,503
                                            ------    ------    ------
Shares for diluted EPS                      48,875    49,327    49,389
                                            ======    ======    ======


NOTE 8 - INCOME TAXES

Pretax income from continuing operations for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995 was taxed under the following jurisdictions:

(in thousands)               1997           1996           1995
                             ----           ----           ----
Domestic                  $116,105       $ 90,165       $ 89,855
Foreign                      1,266          1,760          2,120
                          --------       --------       --------
Total                     $117,371       $ 91,925       $ 91,975
                          ========       ========       ========

The provisions for income taxes from continuing operations were as follows:

(in thousands)               1997           1996           1995
                             ----           ----           ----
Current:
Federal                   $ 40,000       $ 44,500       $ 35,000
Foreign                        600            900          1,700
State                        7,000          5,800          5,800
                          --------       --------       --------
 Total current              47,600         51,200         42,500
                          --------       --------       --------
Deferred:
 Federal                      (800)       (10,500)        (5,000)
 Foreign                      (100)          (100)           100
 State                        (100)          (900)          (100)
                          --------       --------       --------
  Total deferred            (1,000)       (11,500)        (5,000)
                          --------       --------       --------
  Total provision         $ 46,600       $ 39,700       $ 37,500
                          ========       ========       ========
The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

(dollars in thousands)       1997           1996           1995
                             ----           ----           ----

Statutory U.S. tax rate   $ 41,100       $ 32,200       $ 32,200
Increase in rate
 resulting from:
Higher rates on earnings
 of foreign operations         100            100          1,100
Merger costs                     -          3,100              -
State taxes, net of
 federal benefit             4,500          3,100          3,700
Other                          900          1,200            500
                          --------       --------       --------
Total provision           $ 46,600       $ 39,700       $ 37,500
                          ========       ========       ========
Effective tax rates            40%            43%            41%
                          ========       ========       ========

Deferred tax assets and liabilities are comprised of the following as of January 3, 1998 and December 28, 1996:

(in thousands)                     1997          1996
                                   ----          ----
Assets:
Warranty reserve                $ 19,800     $ 16,200
Insurance accruals                 7,900        8,400
Environmental                      1,300        1,300
Dealer discounts                   1,400        1,100
Employee compensation              5,200        4,700
Reserve for repurchase             1,300        1,200
Loss carryforwards                   400          400
Merger costs                       1,400        4,500
Other                              6,200        4,000
                                --------     --------
Gross deferred tax assets         44,900       41,800
                                --------     --------
Liabilities:
Depreciation                       3,300        2,500
Canadian withholding                 500          400
Safe harbor leases                 4,100        3,800
Goodwill                           4,300        3,000
Other                              1,800          300
                                --------     --------
Gross deferred tax liabilities    14,000       10,000
                                --------     --------
Net assets                       $30,900      $31,800
                                ========     ========

NOTE 9 - DISCONTINUED OPERATIONS
Income from discontinued operations is comprised of the following:

(in thousands)               1997           1996           1995
                             ----           ----           ----
Champion Motor Coach, Inc.
 Income from operations    $   800        $ 1,361        $ 1,810
 Loss on disposal             (800)             -              -
Income from prior disposal   4,500              -              -
                           -------        -------        -------
                           $ 4,500        $ 1,361        $ 1,810
                           =======        =======        =======

In December 1997 the Company entered into an agreement to sell the assets of Champion Motor Coach, Inc., its commercial vehicles business which manufactures mid-size buses. The sale was completed in February 1998. The buyer paid approximately $10 million in cash and assumed certain liabilities of the business. The loss on disposal was triggered by certain valuation and other reserves established in connection with the sale of the business. Net sales of the business were $60 million, $61 million and $57 million for 1997, 1996, and 1995, respectively. Income from operations is net of taxes of $0.5 million, $0.9 million, and $1.1 million for 1997, 1996 and 1995, respectively. The loss on disposal is net of a tax benefit of $0.5 million.

Income from prior disposal is related to the collection of installment notes receivable and settlement of certain reserves that were established in connection with the 1993 disposal of a former Redman subsidiary.

NOTE 10 - CONTINGENT LIABILITIES

It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with lending institutions which provide wholesale floor plan financing to retailers. A majority of the Company's sales are made pursuant to these agreements, which generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a retailer's default. In addition, the Company has guaranteed, on a limited basis, obligations of certain retailers to a lending institution under a Company sponsored floor plan financing program. The contingent liabilities under these agreements are spread over many retailers and financial institutions and are reduced by the resale value of the homes which are required to be repurchased or repossessed. Losses incurred in connection with these agreements have been immaterial and estimated losses are provided for currently. The maximum potential repurchase obligation is approximately $700 million at January 3, 1998, excluding any resale value.

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

The Company is a party to environmental investigations and remediations and, along with other companies, has been named a potentially responsible party at one site. In 1994, the Company accrued $3 million for its estimated share of remediation costs. The recorded liability has not been reduced by potential insurance recoveries. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 11 - STOCK OPTION AND INCENTIVE PLANS

The Company has various stock option and incentive plans and agreements whereby stock options are made available to key employees and directors. Stock options may be granted below, at or above fair market value and generally expire six or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. Under the Company's 1995 Stock Option and Incentive Plan, grants may be made of stock options, stock awards, stock appreciation rights and other stock based incentives. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and key employees and in connection with acquisitions.

Amounts charged to expense in connection with the grants and awards under these plans and agreements totaled $4.4 million in 1997, $1.2 million in 1996, excluding amounts included in nonrecurring merger costs, and $0.8 million in 1995. There were 731,000 and 1,525,000 shares reserved for future grants and awards at January 3, 1998 and December 28, 1996, respectively.

The following table summarizes the changes in outstanding stock options during the last three years:

                                                 Weighted
                                                 average
                                   Number of     exercise
                                    shares        price
                                    ------        -----
Outstanding at December 31, 1994   3,373,551     $  4.84
 Granted                           2,785,442        8.50
 Exercised                          (848,063)       2.37
 Canceled                           (367,590)       4.80
                                   ---------
Outstanding at December 30, 1995   4,943,340        7.33
 Granted                             719,396       15.08
 Exercised                          (716,329)       6.33
 Canceled                           (253,403)        7.56
                                   ---------
Outstanding at December 30, 1996   4,693,004        8.65
 Granted                             788,000       13.76
 Exercised                        (1,128,144)       7.89
 Canceled                           (236,000)      12.26
                                   ---------
Outstanding at January 3, 1998     4,116,860     $  9.62
                                   =========

The following table summarizes information about stock options outstanding at January 3, 1998:

                            Options Outstanding             Options Exercisable
                            -------------------             -------------------
                                  Weighted    Average                    Average
                                  average    exercise                   exercise
   Range of          Number        life      price per      Number      price per
exercise prices    outstanding    (years)      share      exercisable     share
                   -----------    --------   ---------    -----------   ---------
$1.38-$6.00           727,840       5.7       $ 4.18        510,880      $ 3.76
$6.01-$10.00        2,149,900       7.3         7.99        303,500        6.60
$10.01-$15.00         744,420       7.9        13.64        255,400       14.48
$15.01-$22.63         494,700       9.2        18.69         41,600       20.11
                    ---------       ---       ------      ---------      ------
                    4,116,860       7.3       $ 9.62      1,111,380      $ 7.15
                    =========       ===       ======      =========      ======


As of December 28, 1996, exercisable shares totaled 1,570,084 with a weighted average exercise price of $7.63 per share.

As permitted by FASB Statement No. 123, the Company has elected to continue to account for its stock based plans under APB Opinion No. 25. If compensation cost for the Company's stock based compensation plans had been determined based on the fair value at the grant dates consistent with the method of Statement No. 123, the Company's pro forma net income and earnings per share would have been the amounts indicated below:

                                  1997        1996         1995
                                  ----        ----        ----
Net income (000's)             $ 73,171    $ 50,601     $ 55,252
Diluted EPS                    $   1.50    $   1.02     $   1.13

In determining the pro forma amounts in accordance with Statement 123, the fair value of each stock option grant or award is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                  1997        1996         1995
                                  ----        ----         ----
Risk free interest rate           6.1%        5.6%          6.5%
Expected life (years)             3.2         3.3           5.5
Expected volatility                42%         43%           51%
Expected dividend                  --          --            --

The weighted average per share fair value of stock options granted during 1997, 1996 and 1995 were $6.75, $6.90 and $4.81, respectively, for options granted at market value, and $9.37, $10.17 and $4.84, respectively, for options granted at less than market value. Total stock based compensation cost that would have been charged to income under Statement No. 123 was $7.5 million, $5.8 million and $2.2 million for 1997, 1996 and 1995, respectively, excluding amounts included in nonrecurring charges in 1996.

The number of shares granted through stock awards in 1997, 1996 and 1995 were 154,400, 29,010 and 124,800, respectively, with grant date fair values per share of $18.10, $19.22 and $8.38, respectively.

NOTE 12 - SUBSEQUENT EVENTS

In January and February 1998, the Company acquired four manufactured housing retail companies. The aggregate purchase price for these acquisitions totaled approximately $135 million, consisting of cash payments of $76 million, deferred payments of $47 million and issuance of 550,000 shares of Company common stock valued at $12 million.

In connection with these acquisitions, stock options for 725,000 shares were granted. These acquisitions will be accounted for using the purchase method. Therefore, the results of operations of these acquisitions will be included with those of the Company commencing on the respective acquisition dates. The aggregate 1997 sales of these acquisitions were approximately $220 million.

NOTE 13-QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

____________________________________________________
(Dollars in thousands, except per share amounts)

                                          First         Second          Third         Fourth
                                        quarter        quarter        quarter        quarter          Total
1997
Net sales                            $  362,957     $  442,360     $  440,018     $  429,718     $1,675,053
Cost of sales                           308,756        378,535        372,243        364,061      1,423,595
Gross margin                             54,201         63,825         67,775         65,657        251,458
Selling, general and
administrative expenses                  31,617         33,730         34,552         35,129        135,028
Operating income                         22,584         30,095         33,223         30,528        116,430
Interest income (expense), net               70            112            157            602            941
Pretax income-continuing operations      22,654         30,207         33,380         31,130        117,371
Income-continuing operations             13,654         18,107         20,080         18,930         70,771
Income-discontinued operations              185             93            481          3,741          4,500
Net income                               13,839         18,200         20,561         22,671         75,271
Basic earnings per share:
 Income-continuing operations              0.28           0.38           0.43           0.41           1.49
 Income-discontinued operations            0.01           0.00           0.01           0.08           0.10
 Net income                                0.29           0.38           0.44           0.49           1.59
Diluted earnings per share:
 Income-continuing operations              0.27           0.37           0.42           0.39           1.45
 Income-discontinued operations            0.01           0.00           0.01           0.08           0.09
 Net income                          $     0.28     $     0.37     $     0.43     $     0.47     $     1.54
Homes sold:
 Single-section                           6,440          7,741          6,617          6,327         27,125
 Multi-section                            7,807          9,561          9,918          9,874         37,160
 Total                                   14,247         17,302         16,535         16,201         64,285
Floors sold                              22,223         27,052         26,721         26,472        102,468

____________________________________________________________________________________________________________

1996
Net sales                            $  328,624     $  413,963     $  430,528     $  409,714     $1,582,829
Cost of sales                           278,655        347,745        363,296        349,104      1,338,800
Gross margin                             49,969         66,218         67,232         60,610        244,029
Selling, general and
administrative expenses                  27,987         35,278         34,290         33,074        130,629
Nonrecurring merger and other charges       --              --             --        (22,000)       (22,000)
Operating income                         21,982         30,940         32,942          5,536         91,400
Interest income (expense), net              266           (111)            28            342            525
Pretax income-continuing operations      22,248         30,829         32,970          5,878         91,925
Income-continuing operations             13,348         18,729         19,970            178         52,225
Income-discontinued operations              394            417            504             46          1,361
Net income                               13,742         19,146         20,474            224         53,586
Basic earnings per share:
 Income-continuing operations              0.28           0.39           0.42           0.00           1.10
 Income-discontinued operations            0.01           0.01           0.01           0.00           0.03
 Net income                                0.29           0.40           0.43           0.00           1.13
Diluted earnings per share:
 Income-continuing operations              0.27           0.38           0.41           0.00           1.06
 Income-discontinued operations            0.01           0.01           0.01           0.00           0.03
 Net income                          $     0.28     $     0.39     $     0.42     $     0.00     $     1.09
Homes sold:
 Single-section                           5,749          7,255          7,602          6,891         27,497
 Multi-section                            7,213          9,046          9,222          8,818         34,299
 Total                                   12,962         16,301         16,824         15,709         61,796
Floors sold                              20,308         25,541         26,252         24,738         96,839

____________________________________________________________________________________________________________

Prior amounts have been restated to classify the commercial vehicles business as discontinued operations. Fourth quarter 1997 discontinued operations includes $4.5 million ($0.09 per diluted share) of income related to the collection of notes receivable and the settlement of certain reserves established in connection with the 1993 disposal of a former Redman subsidiary.

Fourth quarter 1996 includes nonrecurring and other charges totaling $22 million for the merger with Redman.

Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

Certain amounts have been reclassified to conform to current period presentation.

                        INDEX TO EXHIBITS

   Exhibit No.                   Description

     3.1 Restated Articles of Incorporation of the Registrant, filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     3.2 Amendment to Restated Articles of Incorporation of the Registrant, filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

     3.3 Bylaws of the Registrant filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     4.1 Article III of the Registrant's Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Registrant's Amendment to Restated Articles of Incorporation filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

     4.2 The Registrant has issued certain receivable-backed notes (the "Notes") pursuant to a Trust Indenture dated as of August 1, 1987 between CAC Funding Corporation, as issuer, and First of America Bank-Detroit, N.A., as trustee. The Notes do not exceed 10 percent of the total assets of the Registrant and the Registrant agrees to furnish a copy of the Trust Indenture to the Commission upon request.

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

     10.2 First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan.

     10.3 Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.4 First Amendment dated October 27, 1995 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.5 Second Amendment dated September 17, 1996 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

     10.6 Third Amendment dated December 2, 1996 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

     10.7 Fourth Amendment dated May, 1997 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago.

     10.8 Fifth Amendment dated January 8, 1998 to the Credit Agreement dated September 29, 1995 between the Registrant, Comerica Bank and The First National Bank of Chicago.

     10.9 *Champion Enterprises, Inc. 1987 Stock Option Plan, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

     10.10 *Champion Enterprises, Inc. 1990 Nonqualified Stock Option Program, as amended through the Second Amendment, filed as
               Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.11 *Third Amendment dated June 18, 1996 to the Champion Enterprises, Inc. 1990 Nonqualified Stock Option Program, filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

     10.12 *Fourth Amendment dated December 3, 1996 to the Champion Enterprises, Inc. 1990 Nonqualified Stock Option Program, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

     10.13 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

     10.14 *Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

     10.15 *First Amendment to the Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.16 *Second Amendment dated June 18, 1996 to the Champion Enterprises, Inc. 1993 Middle Management Stock Option Plan, filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

     10.17 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.18 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.19 *Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.20     *Letter Agreement dated April 27, 1990 between the
               Registrant and Walter R. Young, Jr., filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

     10.21 *Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, Jr., filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.22 *Nonqualified Stock Option Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr., filed as
               Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.23 *Nonqualified Stock Option Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr., filed as
               Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.24 *Performance Share Award Agreement dated August 31, 1995 between the Registrant and Walter R. Young, Jr., filed as
               Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.25     *Letter Agreement dated March 15, 1994 between the
               Registrant and A. Jacqueline Dout, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     10.26 *Nonqualified Stock Option Agreements dated April 18, 1994 between the Registrant and A. Jacqueline Dout, filed as
               Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

     10.27 *Letter Agreement dated February 12, 1997 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

     10.28 *Change in Control Severance Agreement dated March 3, 1997 between the Registrant and John J. Collins, Jr.

    10.29      *Redman Industries, Inc. 1993 Stock Option Plan, filed as
               Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated October 24, 1996 and incorporated herein by reference.

     10.30 *Redman Industries, Inc. 1993 Incentive Holders' Stock Option Plan, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated October 24, 1996 and incorporated herein by reference.

     10.31 *Letter Agreement dated May 1, 1997 between the Registrant and Philip C. Surles.

     10.32 *Change in Control Severance Agreement dated June 13, 1997 between the Registrant and Philip C. Surles.

     10.33 *Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Registrant and Philip C. Surles.

     10.34 *Letter Agreement dated December 15, 1997 between the Registrant and Joseph H. Stegmayer.

     10.35 *Non-Qualified Stock Option Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer.

     10.36 *Change in Control Severance Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer.

     11        Statement Regarding Computation of Per Share Earnings.

     21.1      Subsidiaries of the Registrant.

     23.1      Consent of Price Waterhouse LLP.

     23.2      Consent of Ernst & Young, LLP.

     27.1      Financial Data Schedule.

     27.2      Restated Financial Data Schedule.

     27.3      Restated Financial Data Schedule.

     99.1 Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.


     Champion Enterprises, Inc. will , for a nominal charge, provide a copy of any of the above exhibits to any shareholder upon written request addressed to the Public Relations Department, Champion Enterprises, Inc., 2701 University Drive, Suite 300, Auburn Hills, Michigan 48326.