Form 10-Q
period 1998-04-04
CHAMPION ENTERPRISES INC
filed 1998-05-15
CIK 814068

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ___
                THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended April 4, 1998

                                    OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ____________ to ____________


  Commission file number 1-9751



                       CHAMPION ENTERPRISES, INC.
         _____________________________________________________
         (Exact name of registrant as specified in its charter)


            MICHIGAN                                  38-2743168
_______________________________                  __________________
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


2701 University Drive, Suite 300, Auburn Hills, MI          48326
___________________________________________________       _________
Address of principal executive offices)                  (Zip Code)


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

               Yes   X    No
                   _____     ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         47,644,565 shares of the registrant's $1.00 par value Common Stock were outstanding as of May 1, 1998.

                     PART I. FINANCIAL INFORMATION

                       CHAMPION ENTERPRISES, INC.
                       __________________________

                     Consolidated Income Statements
                (In thousands, except per share amounts)


                                                    Three Months Ended
                                                   ______________________
                                                   April 4,     March 29,
                                                     1998         1997
                                                   ________     _________

Net sales                                          $463,025     $362,957

Cost of sales                                       389,364      308,756
                                                   _________    _________

Gross margin                                         73,661       54,201

Selling, general and administrative expenses         43,288       31,617
                                                   _________    _________

Operating income                                     30,373       22,584

Other income (expense):
    Interest income                                     376          416
    Interest expense                                 (1,332)        (346)
                                                   _________    _________

Income from continuing operations
  before income taxes                                29,417       22,654

Income taxes                                         11,800        9,000
                                                   _________    _________

Income-continuing operations                         17,617       13,654
Income-discontinued operations                            -          185
                                                   _________    _________
Net income                                         $ 17,617     $ 13,839
                                                   =========    =========

Basic earnings per share:
    Income-continuing operations                      $0.37        $0.28
    Income-discontinued operations                      -           0.01
                                                   _________    _________
    Net income                                        $0.37        $0.29
                                                   =========    =========

    Weighted shares for basic EPS                    47,087       48,058
                                                   =========    =========

Diluted earnings per share:
    Income-continuing operations                      $0.36        $0.27
    Income-discontinued operations                      -           0.01
                                                   _________    _________
    Net income                                        $0.36        $0.28
                                                   =========    =========

    Weighted shares for diluted EPS                  48,645       49,673
                                                   =========    =========


See accompanying Notes to Consolidated Financial Statements.


                      CHAMPION ENTERPRISES, INC.
                      __________________________
                     Consolidated Balance Sheets
               (In thousands, except par value amounts)
                                                     April 4,   January 3,
                                                       1998        1998
                                                    __________  __________
                ASSETS
CURRENT ASSETS
  Cash, cash equivalents and
    short-term investments                          $  25,884   $  60,280
  Accounts receivable, trade                          108,168      49,574
  Inventories                                         182,628      73,291
  Deferred taxes and other current assets              46,449      46,373
                                                    __________  __________
    Total current assets                              363,129     229,518
                                                    __________  __________

PROPERTY AND EQUIPMENT
  Cost                                                222,627     202,749
  Less-accumulated depreciation                        63,020      59,230
                                                    __________  __________
                                                      159,607     143,519
                                                    __________  __________

GOODWILL
  Cost                                                316,190     134,865
  Less-accumulated amortization                        16,861      15,193
                                                    __________  __________
                                                      299,329     119,672
                                                    __________  __________

OTHER ASSETS                                           16,276       8,541
                                                    __________  __________
     Total assets                                   $ 838,341   $ 501,250
                                                    ==========  ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                             $ 102,000   $       -
  Floor plan payable                                   81,232       1,112
  Accounts payable                                     77,696      24,646
  Accrued dealer discounts                             33,725      42,927
  Accrued warranty obligations                         41,546      40,819
  Accrued compensation and payroll taxes               27,917      25,014
  Other current liabilities                            90,691      48,906
                                                    __________  __________
    Total current liabilities                         454,807     183,424
                                                    __________  __________

LONG-TERM LIABILITIES
  Long-term debt                                        2,654       1,813
  Deferred portion of purchase price                   16,600       5,400
  Other long-term liabilities                          47,183      30,197
                                                    __________  __________
                                                       66,437      37,410
                                                    __________  __________

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                 -           -
  Common stock, $1 par value, 120,000 shares
    authorized, 47,535 and 46,600 shares issued
    and outstanding, respectively                      47,535      46,600
  Capital in excess of par value                       32,443      14,338
  Retained earnings                                   238,359     220,742
  Foreign currency translation adjustments             (1,240)     (1,264)
                                                    __________  ___________
    Total shareholders' equity                        317,097     280,416
                                                    __________  ___________
    Total liabilities and shareholders' equity      $ 838,341   $ 501,250
                                                    ==========  ===========

See accompanying Notes to Consolidated Financial Statements.


                          CHAMPION ENTERPRISES, INC.
                          __________________________
                    Consolidated Statements of Cash Flows
                               (In thousands)
                                                       Three Months Ended
                                                       ___________________
                                                       April 4,   March 29,
                                                         1998       1997
                                                       ________  _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                      $ 17,617   $ 13,654
                                                       _________  ________
Adjustments to reconcile income from continuing
  operations to net cash provided by (used for)
  operating activities:
  Depreciation and amortization                           5,647      4,076
  Increase/decrease, net of acquisitions
    Accounts receivable                                 (46,563)   (37,687)
    Inventories                                         (24,161)    (8,886)
    Accounts payable                                     44,484     14,480
    Accrued liabilities                                   2,095     (8,902)
    Merger reserve                                            -     (2,745)
    Other, net                                            4,688      3,494
                                                       _________  _________
    Total adjustments                                   (13,810)   (36,170)
                                                       _________  _________
Net cash provided by (used for) operating activities      3,807    (22,516)
                                                       _________  _________
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Income from discontinued operations                           -        185
Proceeds on disposal, net                                 9,152          -
Decrease in net assets of discontinued operations             -      3,308
                                                       _________  _________
Net cash provided by discontinued operations              9,152      3,493
                                                       _________  _________

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                           (143,694)         -
Additions to property and equipment                      (8,720)    (8,008)
Proceeds on disposal of property and equipment                -      1,795
                                                       _________  _________
Net cash used for investing activities                 (152,414)    (6,213)
                                                       _________  _________

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank                       102,000          -
Increase in floor plan payable                            1,489          -
Repayment of long-term debt                              (2,588)      (135)
Common stock issued, net                                  2,958      4,014
Tax benefit of stock options                              1,200      2,000
                                                       _________  _________
Net cash provided by financing activities               105,059      5,879
                                                       _________  _________

NET DECREASE IN CASH AND CASH EQUIVALENTS               (34,396)   (19,357)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         60,280     19,357
                                                       _________  _________

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 25,884   $      -
                                                       =========  =========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                 $    991   $    215
Cash paid for income taxes                             $    270   $    952

SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Cash purchase price                                    $184,450
Less:  Deferred portion of purchase price               (26,040)
 Cash acquired                                          (15,626)
Plus:  Acquisition costs                                    910
                                                       _________
                                                       $143,694
                                                       =========

See accompanying Notes to Consolidated Financial Statements.


                      CHAMPION ENTERPRISES, INC.
                      __________________________
               Notes to Consolidated Financial Statements
               __________________________________________

1. For each of the dates indicated, inventories consisted of the following (in thousands):
                                          April 4,        January 3,
                                            1998             1998
                                         __________       __________
      Raw materials and work-in-process   $ 53,136         $ 49,745
      Manufactured homes                   129,492           23,546
                                         _________        __________
                                          $182,628         $ 73,291
                                         =========        ==========

2. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due primarily to state tax charges.

      The components of the income tax provisions for the three months ended April 4, 1998 and March 29, 1997 follows (in thousands):

                                          April 4,         March 29,
                                            1998             1997
                                          _________        _________
      Statutory U.S. tax rate             $ 10,300         $  7,900
      Increase in rate resulting from:
      State taxes                            1,100              900
      Other                                    400              200
                                          _________        _________
      Total provision                     $ 11,800         $  9,000
                                          =========        =========
      Effective tax rate                       40%              40%
                                          =========        =========

3. The per share amounts are calculated under Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


4. During the first quarter of 1998, Champion acquired six manufactured housing retail organizations, which resulted in the recording of goodwill totaling $181 million to be amortized over 25 years. The recorded purchase price for these acquisitions consisted of cash totaling $158 million, deferred payments of $26 million and 550,000 shares of Champion common stock valued at $12.5 million. During the quarter, net cash of $144 million was paid. The registrant is contingently obligated for additional purchase price payments up to $95 million over the next five years depending upon the future performance of the acquired businesses. Recognition of additional purchase price will result in the recording of a comparable amount of goodwill.


5. Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate minus 0.5% to the prime rate plus 1.5%.


6. The sale of the commercial vehicles business for approximately $10 million was completed in February 1998. Related amounts are classified as discontinued operations.


7. In May 1998 the registrant entered into a five-year revolving credit agreement which provides a $325 million unsecured line of credit, including letters of credit. The credit agreement provides for annual reductions in the line of credit for three years until the line is reduced to $175 million in September 2001. At the registrant's option borrowings are subject to interest either at the bank's prime rate or the bank's Eurodollar rate plus from 0.575% to 1.0%. In addition, the registrant pays a facility fee ranging from 0.15% to 0.25% of the entire line of credit and a letter of credit fee. The agreement also contains convenants which, among other things, require maintenance of certain financial ratios and minimum net worth and limit additional indebtedness.


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


                       CHAMPION ENTERPRISES, INC.
                       __________________________

                  Management's Discussion and Analysis
                  ____________________________________
                                   of
             Financial Condition and Results of Operations
             _____________________________________________

Three months ended April 4, 1998 versus three months ended March 29, 1997

Overview

During the second half of 1997, Champion Enterprises, Inc. ("Champion" or "registrant") announced its strategy to expand its operations by seeking acquisitions of key manufactured housing retailers in growth areas around the country. This strategy includes plans to acquire manufactured housing retailers and rapidly expand their operations in order to have aggregate annual retail sales of at least $1 billion by the year 2000. Related goals are to improve the retail buying experience for the home buyer and to enhance profits through better merchandising techniques, improved efficiencies, control of costs and improved home installation to reduce service costs. In 1998 through April 30, Champion acquired seven retail operations with 122 sales centers and 1997 sales of approximately $385 million. As of early-May 1998, the registrant operates 150 retail sales centers in 21 states.

Consolidated
(Dollars in millions)

                                           Three Months Ended
                                          ____________________
                                           April 4,  March 29,       %
                                            1998        1997      Change
                                          _________  _________    ______
Net sales:
  Manufacturing                             $424.4     $359.3       18%
  Retail                                      66.6        7.8
  Less:  intercompany                        (28.0)      (4.1)
Total net sales                              463.0      363.0       28%
Gross margin                                  73.7       54.2       36%
SG&A                                          43.3       31.6       37%
Operating income                             $30.4      $22.6       34%
Operating margin                              6.6%       6.2%

In the quarter ended April 4, 1998, Champion achieved record first quarter sales and earnings. Consolidated revenues grew 28% due to higher wholesale volume and the retail acquisitions, which resulted in selling, general and administrative expenses ("SG&A") increasing. Total gross margin rose in 1998 due to higher wholesale volume, improved manufacturing margins, and expanded retail operations. As a percent of sales, gross margin and SG&A increased due primarily to retail acquisitions and expansions. Prior amounts have been restated to classify as discontinued operations the commercial vehicles business, the sale of which was completed in February 1998.

Income from continuing operations increased 29% to $17.6 million, compared to $13.7 million in the prior year's first quarter. Net income for the quarter rose 27% to $17.6 million, or $0.36 per diluted share, in 1998 compared to $13.8 million, or $0.28 per diluted share, in 1997. Prior year includes $0.01 per diluted share of income from discontinued operations.


Manufacturing Operations

                                          Three Months Ended
                                          ___________________
                                          April 4,   March 29,       %
                                            1998       1997       Change
                                          ________   _________    ______
Net sales (in millions)                   $ 424.4     $ 359.3       18%
Wholesale home shipments                   16,175      14,247       14%
Wholesale multi-section mix                   60%         55%
Wholesale floors sold                      26,130      22,223       18%
Average wholesale sales price             $26,240     $25,215        4%

Manufacturing revenues increased in the first quarter due to higher volume, with wholesale home shipments and floors sold up 14% and 18%, respectively, from a year ago. A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors. Of the total wholesale shipments, 94% were to independent retailers and the remaining 6% were to company-operated sales centers. The wholesale multi-section mix was 60%, compared to 55% in the first quarter of 1997.

Manufacturing margins rose due to improved material costs, production efficiencies, and higher volume, which lowered fixed costs as a percent of sales. Prior year's margins were reduced due to start-up costs at three plants, low levels of unfilled orders, and the restructuring of the product line at Redman's Indiana facilities.

The registrant's U.S. wholesale shipments of HUD code homes rose 13% from a year earlier, which resulted in a U.S. market share improvement to 18.3% from 17.1% last year. According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), industry wholesale shipments of homes for the quarter increased 5.4% from the first quarter of 1997.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at April 4, 1998 totaled approximately $75 million. This amount is 36% higher than a year ago due to increased orders taken at industry trade shows and strong order activity around the country.


Retail Operations

                                           Three Months Ended
                                          ____________________
                                          April 4,   March 29,
                                            1998       1997
                                          ________   _________
Net sales (in millions)                   $  66.6     $   7.8
New retail homes sold                       1,484         123
Average retail sales price-new homes      $43,520     $62,740

Retail sales substantially increased due to the six retail acquisitions completed throughout the quarter. Because of the acquisition dates, only 118 stores contributed to first quarter results. Of the new retail homes sold in the first quarter of 1998, 52% were multi-section and 620 homes, or 42%, were Champion produced. A current non-Champion supplier of homes to certain Champion sales centers has decided to discontinue supplying its homes to these retailers. As a result, these particular company-operated stores are expected to sell more Champion produced homes over time. The registrant plans to have sufficient manufacturing capacity to provide homes to its sales centers.


Retail margins were strong as a result of volume and finance related income. The registrant experienced solid retail traffic and sales nationwide. During the first quarter of 1998, a non-cash accounting charge of approximately $3.3 million was recorded to eliminate the manufacturing profits in inventories of Champion produced homes at company-operated sales centers. Similar charges are expected to be recorded through the end of 1998 to the extent that pre-acquisition retail inventory is replaced by Champion produced homes.


Other Matters

Interest expense increased in 1998 due to increased amounts outstanding on the registrant's line of credit, floor plan payable and deferred portions of retail acquisition purchase prices. Income tax expense in 1998 increased due to higher pretax income, with a 40% effective tax rate in both quarters.



Manufactured Housing Industry Outlook

According to NCSBCS, first quarter 1998 industry wholesale shipments of HUD code homes and floors increased 5.4% and 8.5%, respectively, compared to a year ago. Current industry analysts' estimates for 1998 industry wholesale home shipments range from 2% to 7% growth over 1997.

The registrant believes that retail demand continues to improve from a year ago and excess inventories reported in 1997 are declining. Management believes that moderate changes in interest rates will not have a significant direct impact on demand for manufactured housing. Long-term industry growth and short-term sales may be affected by many factors, which are discussed under Forward Looking Statements in this Form 10-Q.


Liquidity and Capital Resources

Cash balances totaled $26 million at April 4, 1998, a reduction of $34 million from year end. During the quarter, $4 million of cash was generated from operations, $9 million was provided from discontinued operations, and $4 million from stock option exercises and related tax benefits. Bank borrowings increased $102 million during the quarter. Net cash totaling $144 million was used for retail acquisitions and $9 million for capital improvements. Earnings before interest, taxes, depreciation and amortization totaled $36 million for the quarter, up from $27 million a year ago.

Assets and liabilities substantially increased during the quarter due to the retail acquisitions and higher wholesale revenues in March 1998 as compared to December 1997. Accrued dealer discounts decreased during 1998 due to payments made under annual programs. At quarter end debt was 40% of total capital.

The Company has a five-year $325 million unsecured bank line of credit, which was completed in May 1998 and includes letters of credit. At quarter end the registrant had $15 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

Additional borrowings may be necessary during 1998 to fund retail acquisitions and the opening of 25 new sales centers. Also, total expenditures of up to $38 million are planned for new construction and expansions of manufacturing facilities. Production began at a new North Carolina facility in March 1998 and another new plant in that state should be operational during second quarter. Construction of a new facility in Texas should begin early this summer, bringing the total number of manufacturing plants to 58.

The Company believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements, capital expenditures and acquisitions in the foreseeable future. However, management may explore other opportunities to raise capital to finance growth. The registrant's long-term goal is to increase earnings per share at a minimum compound annual growth rate of 15%. Consistent with its plan to improve shareholder value through investments in sound operating businesses, the registrant does not plan to pay cash dividends in the near term.


Forward Looking Statements

Certain statements contained in this report, including industry analysts' estimates of wholesale industry shipments for 1998, the registrant's plans for retail expansion, capital expenditures and planned facilities, and its earnings growth goal, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below and those contained in Champion's reports previously filed with the SEC, that could cause actual results to differ materially from those included in the forward looking statements.
Long term growth in the manufactured housing industry may be affected by: (1) the relative cost of manufactured housing versus other forms of housing; (2) general economic trends, including inflation and unemployment rates, consumer confidence, job growth and interest rates; (3) changes in demographics, including new household formations and the number of Americans on fixed income; (4) the availability and cost of financing for manufactured homes; (5) changes in government regulations and policies, including HUD regulations, local building codes and zoning regulations; and (6) changes in regional markets and the U.S. economy as a whole. Short-term sales could be affected by inclement weather and inventory levels of manufactured housing retailers. Fluctuations in interest rates may affect the demand for manufactured housing to the extent that those changes reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence. The profitability of the registrant may also be affected by: (1) its ability to efficiently expand operations and to utilize production capacity; (2) its ability to pass increased raw material costs, particularly lumber costs, on to its customers; (3) market share position; (4) growth in the manufactured housing industry as a whole; (5) the results of its acquisitions; and (6) strength of retail distribution.


                       PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
        _________________________________


   (a)  The following exhibits are filed as part of this report:

Exhibit No.                 Description
__________                  ___________

    10     Credit Agreement dated May 5, 1998 by and among Champion
Enterprises, Inc.; the guarantors party; the banks party; PNC Bank, National Association, as Administrative Agent; Comerica Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank, N.A., and Wachovia Bank and Trust Company, N.A., as co-Agents.

    11     Computation of EPS.

    27.1   Financial Data Schedule.

    27.2   Restated Financial Data Schedule.

   (b) No reports on Form 8-K were filed by the registrant during the quarter ended April 4, 1998.



                               SIGNATURES
                               __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CHAMPION ENTERPRISES, INC.

                                   By:    JOSEPH H. STEGMAYER
                                      __________________________
                                      Joseph H. Stegmayer
                                      President, Retail Operations
                                      and Chief Financial Officer
                                      (Principal Financial Officer)




                                  And: /S/ RICHARD HEVELHORST
                                      _________________________
                                      Richard Hevelhorst
                                      Controller (Principal
                                      Accounting Officer)




Dated:  May 14, 1998

                        INDEX TO EXHIBITS


Exhibit No.                 Description
__________                  ___________

    10 Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; PNC Bank, National Association, as Administrative Agent; Comerica Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank, N.A., and Wachovia Bank and Trust Company, N.A., as co-Agents.

    11      Computation of EPS.

    27.1    Financial Data Schedule.

    27.2    Restated Financial Data Schedule.