Form 10-Q
period 1998-07-04
CHAMPION ENTERPRISES INC
filed 1998-08-07
CIK 814068

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark one)

    X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  _____    THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended July 4, 1998

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ____     THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from ____________ to ____________


  Commission file number 1-9751


                       CHAMPION ENTERPRISES, INC.
         _____________________________________________________
         (Exact name of registrant as specified in its charter)


            MICHIGAN                                  38-2743168
_______________________________                  __________________
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


2701 University Drive, Suite 300, Auburn Hills, MI          48326
___________________________________________________       _________
(Address of principal executive offices)                  (Zip Code)


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

               Yes   X    No
                   _____     _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         48,025,072 shares of the registrant's $1.00 par value Common Stock were outstanding as of July 31, 1998.

                     PART I. FINANCIAL INFORMATION

                       CHAMPION ENTERPRISES, INC.
                       __________________________

                     Consolidated Income Statements
                (In thousands, except per share amounts)

                                     Three Months Ended        Six Months Ended
                                    _____________________   _______________________
                                     July 4,    June 28,      July 4,     June 28,
                                      1998        1997         1998         1997
                                    _________   _________   ___________   _________

Net sales                           $582,500    $442,360    $1,045,525    $805,317

Cost of sales                        477,542     378,535       866,906     687,291
                                    _________   _________   ___________   _________

Gross margin                         104,958      63,825       178,619     118,026

Selling, general and
  administrative expenses             58,394      33,730       101,682      65,347
                                    _________   _________     _________   _________

Operating income                      46,564      30,095        76,937      52,679

Other income (expense):
  Interest income                        511         407           887         823
  Interest expense                    (4,145)       (295)       (5,477)       (641)
                                    _________   __________    _________   _________

Income from continuing
  operations before
  income taxes                        42,930      30,207        72,347      52,861

Income taxes                          17,100      12,100        28,900      21,100
                                    _________   _________     _________   _________

Income-continuing operations          25,830      18,107        43,447      31,761
Income-discontinued operations             -          93             -         278
                                    _________   _________     _________   _________
Net income                          $ 25,830    $ 18,200      $ 43,447    $ 32,039
                                    =========   =========     =========   =========

Basic earnings per share:
Income-continuing operations           $0.54       $0.38         $0.92       $0.66
Income-discontinued operations             -           -             -        0.01
                                    _________   _________     _________   _________
Net income                             $0.54       $0.38         $0.92       $0.67
                                    =========   =========     =========   =========

Weighted shares for basic EPS         47,821      48,252        47,454      48,155
                                    =========   =========     =========   =========

Diluted earnings per share:
Income-continuing operations           $0.52       $0.37         $0.88       $0.64
Income-discontinued operations             -           -             -         .01
                                    _________   _________     _________   _________
Net income                             $0.52       $0.37         $0.88       $0.65
                                    =========   =========     =========   =========

Weighted shares for diluted EPS       49,540      49,487        49,093      49,580
                                    =========   =========     =========   =========


See accompanying Notes to Consolidated Financial Statements.



                      CHAMPION ENTERPRISES, INC.
                      __________________________

                     Consolidated Balance Sheets
               (In thousands, except par value amount)
                                                      July 4,   January 3,
                                                       1998        1998
                                                    __________  _________
                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                         $  21,435   $  60,280
  Accounts receivable, trade                           94,703      49,574
  Inventories                                         204,877      73,291
  Deferred taxes and other current assets              54,872      46,373
                                                    __________  __________
    Total current assets                              375,887     229,518
                                                    __________  __________

PROPERTY AND EQUIPMENT
  Cost                                                238,485     202,749
  Less-accumulated depreciation                        67,145      59,230
                                                    __________   _________
                                                      171,340     143,519
                                                    __________  __________

GOODWILL
  Cost                                                389,490     134,865
  Less-accumulated amortization                        19,784      15,193
                                                    __________  __________
                                                      369,706     119,672
                                                    __________  __________

OTHER ASSETS                                           17,341       8,541
                                                    __________  __________
     Total assets                                   $ 934,274   $ 501,250
                                                    ==========  ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                             $ 162,000   $       -
  Floor plan payable                                   96,087       1,112
  Accounts payable                                     61,245      24,646
  Accrued dealer discounts                             36,813      42,927
  Accrued warranty obligations                         42,806      40,819
  Accrued compensation and payroll taxes               34,639      25,014
  Other current liabilities                            85,476      48,906
                                                    __________  __________
    Total current liabilities                         519,066     183,424
                                                    __________  __________

LONG-TERM LIABILITIES
  Long-term debt                                        3,552       1,813
  Deferred portion of purchase price                   12,200       5,400
  Other long-term liabilities                          50,345      30,197
                                                    __________  __________
                                                       66,097      37,410
                                                    __________  __________

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                 -           -
  Common stock, $1 par value, 120,000 shares
    authorized, 47,996 and 46,600 shares issued
    and outstanding, respectively                      47,996      46,600
  Capital in excess of par value                       38,381      14,338
  Retained earnings                                   264,189     220,742
  Foreign currency translation adjustments             (1,455)     (1,264)
                                                    __________  __________
    Total shareholders' equity                        349,111     280,416
                                                    __________  __________

    Total liabilities and shareholders' equity      $ 934,274   $ 501,250
                                                    ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                         __________________________
                   Consolidated Statements of Cash Flows
                               (In thousands)
                                                         Six Months Ended
                                                       ____________________
                                                        July 4,    June 28,
                                                          1998       1997
                                                       _________  _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                      $ 43,447   $ 31,761
                                                       _________  _________

Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
  Depreciation and amortization                          12,853      8,163
  Deferred income taxes                                       -     (5,602)
  Increase/decrease, net of acquisitions
    Accounts receivable                                 (32,283)   (40,493)
    Inventories                                         (22,255)    (7,248)
    Accounts payable                                     26,210     32,365
    Accrued liabilities                                   7,518     (5,739)
    Merger reserve                                         (138)    (5,329)
    Other, net                                           (9,215)     3,566
                                                       _________  _________
    Total adjustments                                   (17,310)   (20,317)
                                                       _________  _________
Net cash provided by operating activities                26,137     11,444
                                                       _________  _________

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Income from discontinued operations                           -        278
Proceeds on disposal                                      9,710          -
Change in net assets of discontinued operations            (121)     7,802
                                                       _________  _________
Net cash provided by discontinued operations              9,589      8,080
                                                       _________  _________

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                           (211,661)         -
Additions to property and equipment                     (21,814)   (21,066)
Deferred purchase price payments                         (4,850)    (4,200)
Proceeds from note payoff                                     -      1,347
Proceeds on disposal of property and equipment                -      1,818
                                                       _________  _________
Net cash used for investing activities                 (238,325)   (22,101)
                                                       _________  _________

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank                       162,000          -
Decrease in floor plan payable                           (6,085)         -
Net increase (decrease) in long-term debt                (1,422)       693
Common stock issued, net                                  5,761      4,686
Common stock repurchased                                      -    (18,835)
Tax benefit of stock options exercised                    3,500      2,500
                                                       _________  _________
Net cash provided by (used for) financing activities    163,754    (10,956)
                                                       _________  _________

NET DECREASE IN CASH AND CASH EQUIVALENTS               (38,845)   (13,533)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         60,280     19,357
                                                       _________  _________

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 21,435   $  5,824
                                                       =========  =========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                 $  4,479   $    659
Cash paid for income taxes                             $ 22,950   $ 20,952

SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Cash purchase price                                    $255,000
Less:  Deferred portion of purchase price               (29,240)
 Cash acquired, net                                     (15,414)
Plus:  Acquisition costs                                  1,315
                                                       _________
                                                       $211,661
                                                       =========

See accompanying Notes to Consolidated Financial Statements.



                      CHAMPION ENTERPRISES, INC.
                      __________________________

               Notes to Consolidated Financial Statements
               __________________________________________

1. For each of the dates indicated, inventories consisted of the following (in thousands):
                                           July 4,        January 3,
                                            1998             1998
                                         __________       __________

      Raw materials and work-in-process   $ 55,518         $ 49,745
      Manufactured homes                   149,359           23,546
                                         __________       __________
                                          $204,877         $ 73,291
                                         ==========       ==========

2. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due primarily to state tax charges.

      The components of the income tax provisions for the six months ended July 4, 1998 and June 28, 1997 follows (in thousands):


                                           July 4,         June 28,
                                            1998             1997
                                          _________        _________
      Statutory U.S. tax rate             $ 25,300         $ 18,500
      Increase in rate resulting from:
         State taxes                         2,600            2,100
         Other                               1,000              500
                                          _________        _________
      Total provision                     $ 28,900         $ 21,100
                                          =========        =========
      Effective tax rate                       40%              40%
                                          =========        =========

3. Per share amounts, including pro forma amounts, are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


4. Year-to-date through July 4, 1998, the registrant acquired nine manufactured housing retail organizations for $226 million in cash, deferred payments of $29 million, and shares of Champion common stock valued at $12.5 million. During 1998 net cash of $212 million was paid, financed from existing cash balances and new bank debt. In addition, the registrant is contingently obligated for additional purchase price payments up to $149 million over the next five years depending upon the future performance of the acquired businesses. The acquisitions were accounted for using the purchase method and resulted in $255 million of financial statement goodwill. Goodwill associated with retail acquisitions is being amortized using the straight-line method generally over 25 or 40 years. Recognition of additional purchase price related to contingent amounts will result in the recording of a corresponding amount of goodwill. The results of operations of the acquisitions are included with those of the registrant from the respective acquisition dates.


     Following are pro forma results of operations for the three and six month periods ended July 4, 1998 and June 28, 1997 assuming the acquisitions had taken place on January 4, 1998 and December 29, 1996, respectively. Pro forma 1997 amounts reflect three and six month results for all acquired companies. The additional 1998 pro forma sales and income reflect 1998 results of the acquired companies prior to their respective acquisition dates. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. The pro forma results should not be taken as indicative of results for a full year.


  (In thousands, except    Three Months Ended        Six Months Ended
                          ______________________  _______________________
   per share amounts)       July 4,    June 28,      July 4,     June 28,
                             1998        1997         1998         1997
                          _________   __________  ___________   _________
  Net sales               $612,000     $550,360   $1,153,125   $1,010,217

  Income from continuing
    operations            $ 26,478     $ 20,884   $   45,628   $   37,237

  Per basic share         $   0.55     $   0.43   $     0.96   $     0.77

  Per diluted share       $   0.53     $   0.42   $     0.93   $     0.75



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


7. In May 1998 the registrant entered into a five-year revolving credit agreement which provides a $325 million unsecured line of credit, including letters of credit. The credit agreement provides for annual reductions in the line of credit for three years until the line is reduced to $175 million in September 2001. At the registrant's option borrowings are subject to interest either at the bank's prime rate or the bank's Eurodollar rate plus from 0.575% to 1.0%. In addition, the registrant pays a facility fee ranging from 0.15% to 0.25% of the entire line of credit and a letter of credit fee. The agreement also contains covenants that, among other things, limit additional indebtedness and require maintenance of certain financial ratios and minimum net worth. The amount of unrestricted retained earnings at July 4, 1998 was $103 million.


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

                        CHAMPION ENTERPRISES, INC.
                       ___________________________

                  Management's Discussion and Analysis
                  ____________________________________
                                   of
             Financial Condition and Results of Operations
             _____________________________________________

Three and six months ended July 4, 1998 versus three and six months ended June 28, 1997

Overview
In 1998 Champion Enterprises, Inc. ("Champion" or "registrant") continued implementing its retail strategy of acquiring key manufactured housing retailers and rapidly expanding their operations in order to have annual retail sales of at least $1 billion by the year 2000. Related goals are to improve the retail buying experience for the home buyer and to enhance profits through better merchandising techniques, improved efficiencies, control of costs and improved home installation to reduce service costs. Year-to-date through July 4, 1998, Champion acquired nine retail operations with 148 housing sales centers and 1997 sales of approximately $490 million. The registrant operates 205 home centers in 23 states as of August 3, 1998, including three sales centers from an acquisition completed on July 31, 1998.

Consolidated
(Dollars in millions)

                     Three Months Ended          Six Months Ended
                     __________________          _________________
                      July 4,  June 28,    %      July 4,  June 28,    %
                       1998      1997    Change    1998     1997   Change
                     ________  ________  ______  ________  _______ ______
Net sales:
  Manufacturing       $494.4    $434.2     14%    $918.8  $793.5     16%
  Retail               144.1      17.5             210.7    25.2
  Less:  intercompany  (56.0)     (9.3)            (84.0)  (13.4)
Total net sales        582.5     442.4     32%   1,045.5   805.3     30%
Gross margin           105.0      63.8     64%     178.6   118.0     51%
SG&A                    58.4      33.7     73%     101.7    65.3     56%
Operating income       $46.6     $30.1     55%    $ 76.9  $ 52.7     46%
Operating margin        8.0%      6.8%              7.4%    6.5%

In the quarter ended July 4, 1998, Champion achieved the highest quarterly sales and earnings in its history. Consolidated revenues grew 32% due to higher wholesale volume and the retail acquisitions. Margins in 1998 benefited from higher wholesale volume, lower manufacturing material costs, and expanded retail operations. Selling, general and administrative expenses ("SG&A") increased due to retail operations and higher wholesale volume. Prior amounts have been restated to classify as discontinued operations the commercial vehicles business, the sale of which was completed in February 1998.

Income from continuing operations increased 43% to $26 million, compared to $18 million in the prior year's second quarter. Net income per diluted share for the quarter rose 41%, reaching $0.52 in 1998 compared to $0.37 in 1997.

For the year-to-date period, consolidated revenues reached $1 billion, rising 30% from a year ago. Income from continuing operations was $43 million, or $0.88 per diluted share, compared to $32 million, or $0.64 per diluted share, for the first six months of 1997. Earnings improved due to higher wholesale volume, lower material costs and the expanded retail operations.


Manufacturing Operations

                                  Three Months Ended
                                  ___________________
                                   July 4,   June 28,     %
                                    1998      1997     Change
                                  ________  _________  ______
Net sales (in millions)           $ 494.4    $ 434.2     14%
Wholesale home shipments           18,456     17,302      7%
Wholesale multi-section mix           62%        55%
Wholesale floors sold              30,214     27,052     12%
Average wholesale sales price     $26,788    $25,097      7%


                                   Six Months Ended
                                  ___________________
                                   July 4,   June 28,     %
                                    1998      1997     Change
                                  ________  _________  ______
Net sales (in millions)           $ 918.8    $ 793.5     16%
Wholesale home shipments           34,631     31,549     10%
Wholesale multi-section mix           61%        55%
Wholesale floors sold              56,344     49,275     14%
Average wholesale sales price     $26,532    $25,150      5%

Manufacturing revenues increased in the second quarter due to higher volume, with wholesale home shipments and floors sold up 7% and 12%, respectively, from a year ago. A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors. Multi-section homes sold rose 20%, comprising 62% of total homes sold compared to 55% in the second quarter last year, which resulted in a higher average selling price per home. Wholesale shipments of single section homes in the second quarter decreased 10% from a year ago. Of the total wholesale shipments in the quarter, 89% were to independent retailers and 11% were to company-operated sales centers.

Through May 1998 the registrant's U.S. wholesale shipments of HUD code homes rose 11% from a year earlier, which resulted in a U.S. market share improvement to 18.5% from 17.4% last year. According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments of homes for the first five months of the year increased 3.4% from the same period last year.

Quarterly and year-to-date manufacturing margins rose in 1998 due to lower material costs, production efficiencies, and higher volume, which lowered fixed costs as a percent of sales. Prior year's three and six month margins were reduced due to plant start-up costs, low levels of unfilled orders, and the restructuring of the product line at Redman's Indiana facilities.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at July 4, 1998 totaled approximately $100 million. This amount is 150% higher than a year ago due to strong order activity around the country. Currently, the registrant operates 57 home building facilities and expects to open two more manufacturing locations this fall.

Retail Operations

                                           Three Months Ended
                                          ____________________
                                           July 4,    June 28,
                                            1998        1997
                                          ________    ________
Net sales (in millions)                   $ 144.1     $  17.5
New retail homes sold                       3,061         277
Average retail sales price-new homes      $44,350     $61,924
Retail multi-section mix-new homes            53%         84%
Company-operated sales centers
   Beginning of period                        143          15
   End of period                              188          16

                                            Six Months Ended
                                          ____________________
                                           July 4,    June 28,
                                            1998        1997
                                          ________    ________
Net sales (in millions)                   $ 210.7     $  25.2
New retail homes sold                       4,545         400
Average retail sales price-new homes      $44,180     $62,175
Retail multi-section mix-new homes            53%         87%
Company-operated sales centers
   Beginning of period                         22          15
   End of period                              188          16


Retail sales substantially increased for the quarter and year due to retail acquisitions completed throughout 1998. Of the new retail homes sold in the second quarter of 1998, 1,377 homes, or 45%, were Champion produced.
The average selling price per home was higher in 1997 because of the large percentage of multi-section homes sold by the registrant's sole retail operation. A current non-Champion supplier of homes to certain Champion sales centers has decided to discontinue supplying its homes to these retailers. As a result, these particular company-operated stores are expected to sell more Champion produced homes over time.

Retail margins were strong as a result of higher volume and finance related income. The registrant experienced solid retail traffic and sales nationwide. Year-to-date in 1998, a non-cash accounting charge of approximately $7.0 million was recorded to eliminate the manufacturing profits in inventories of Champion produced homes at company-operated sales centers. Similar charges are expected to be recorded through the end of 1998 to the extent that pre-acquisition retail inventory is replaced by Champion produced homes.

During the second quarter, 15 new sales centers were opened through internal expansions and 30 were added by acquisitions. For the year-to-date period through August 3, 1998, the registrant has opened 32 locations and acquired
151. The registrant operates 205 retail home centers in 23 states as of August 3, 1998.


Other Matters

Interest expense increased in 1998 due to increased amounts outstanding on the registrant's line of credit and floor plan payable. Income tax expense in 1998 increased based upon higher pretax income. The effective tax rate was 40% in both 1998 and 1997.


Manufactured Housing Industry Outlook

According to NCSBCS, for the first five months of 1998 U.S. industry wholesale shipments of HUD code homes and floors increased 3.4% and 6.2%, respectively, compared to a year ago. Current industry analysts' estimates for 1998 industry wholesale home shipments range from 2% to 7% growth over 1997.

The registrant believes that U.S. industry retail demand continues to improve from a year ago and excess retail inventories reported in 1997 are declining. Management believes that moderate changes in interest rates will not have a significant direct impact on demand for manufactured housing. Long-term industry growth and short-term sales may be affected by many factors, which are discussed under Forward Looking Statements in this Form 10-Q.


Liquidity and Capital Resources

Cash balances totaled $21 million at July 4, 1998, a reduction of $39 million from year end. Year-to-date in 1998, $26 million of cash was generated from operations, $10 million was provided from discontinued operations, and $9 million from stock option exercises and related tax benefits. Bank borrowings increased $162 million during the year. Net cash totaling $212 million was used for retail acquisitions, $22 million for capital improvements and $5 million for deferred purchase price payments.

Assets and liabilities substantially increased during 1998 due to the retail acquisitions and higher wholesale revenues in June 1998 as compared to December 1997. At quarter end debt was 43% of total capital. Earnings before interest, taxes, depreciation and amortization totaled $90 million for the six-month period, up from $61 million for the comparable period a year ago.

The Company has a five-year $325 million unsecured bank line of credit, which was completed in May 1998 and includes letters of credit. At quarter end the registrant had $15 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

Additional borrowings may be necessary during 1998 to fund retail acquisitions and expansions, capital expenditures and seasonal working capital needs. Capital spending for internal expansions, including construction of four home building facilities and the opening of approximately 40 new retail home centers, is expected to total up to $58 million in 1998. Two new manufactur-ing facilities were opened in North Carolina in 1998, one in March and the other in June. Construction of new manufacturing facilities in Texas and Idaho began this summer.

The Company believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs for operating requirements, capital expenditures and acquisitions in the foreseeable future. However, management may explore other opportunities to raise capital to finance growth. The registrant's long-term goal is to increase earnings per share at a minimum compound annual growth rate of 15%. Consistent with its plan to improve shareholder value through investments in sound operating businesses, the registrant does not plan to pay cash dividends in the near term.


Forward Looking Statements

Certain statements contained in this report, including industry analysts' estimates of wholesale industry shipments for 1998, the registrant's plans for retail expansion, capital expenditures and planned facilities, and its earnings growth goal, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below and those contained in Champion's reports previously filed with the SEC, that could cause actual results to differ materially from those included in the forward looking statements.
Long term growth in the manufactured housing industry (wholesale and retail) may be affected by: (1) the relative cost of manufactured housing versus other forms of housing; (2) general economic trends, including inflation and unemployment rates, consumer confidence, job growth and interest rates; (3) changes in demographics, including new household formations and the number of Americans on fixed income; (4) the availability and cost of financing for manufactured homes; (5) changes in government regulations and policies, including HUD regulations, local building codes and zoning regulations; and
(6) changes in regional markets and the U.S. economy as a whole. In the short-term, sales could be affected by inclement weather and inventory levels of manufactured housing retailers. Fluctuations in interest rates may affect the demand for manufactured housing to the extent that those changes reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence.
The profitability of the registrant may also be affected by: (1) its ability to efficiently expand operations and to utilize production capacity; (2) its ability to pass increased raw material costs, particularly lumber costs, on to its customers; (3) market share position; (4) growth in the manufactured housing industry as a whole; (5) the results of its acquisitions; and (6) strength of retail distribution.

PAGE

                       PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ___________________________________________________

        On April 28, 1998 the registrant held its 1998 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders and results of which were as follows:

    1.  Election of Directors

               Nominee              Votes For         Votes Withheld
               _______              __________        ______________
        Walter R. Young, Jr.        41,361,387           235,483
        Robert W. Anestis           41,362,247           234,623
        Frank J. Feraco*            41,362,327           234,543
        Selwyn Isakow               41,341,707           255,163
        George R. Mrkonic           41,361,103           235,767
        Johnson S. Savary           40,543,271         1,053,599
        Robert W. Stark             41,336,722           260,148
        Carl L. Valdiserri          41,339,351           257,519

        *Mr. Feraco resigned his position effective May 19, 1998.

    2.  Proposal to Amend the 1995 Stock Option and Incentive Plan

        Votes For - 37,412,092
        Votes Against - 3,949,840
        Votes Withheld/Abstentions - 234,938
        Nonvotes - None


Item 6. Exhibits and Reports on Form 8-K.
        _________________________________


   (a)  The following exhibits are filed as part of this report:

 Exhibit No.                      Description
 ___________                      ___________

     11              Computation of EPS.

     27.1            Financial Data Schedule.

     27.2            Restated Financial Data Schedule.


    (b) No reports on Form 8-K were filed by the registrant during the quarter ended July 4, 1998.

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




                                  And: /S/ RICHARD HEVELHORST
                                      _________________________
                                      Richard Hevelhorst
                                      Controller (Principal
                                      Accounting Officer)




Dated:  August 7, 1998

                              INDEX TO EXHIBITS

EXHIBIT NO.                         DESCRIPTION
___________              _________________________________

   11               Computation of EPS.

   27.1             Financial Data Schedule

   27.2             Restated Financial Data Schedule