Form 10-Q
period 1998-10-03
CHAMPION ENTERPRISES INC
filed 1998-11-12
CIK 814068

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ___
                THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended October 3, 1998

                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ___
                THE SECURITIES EXCHANGE ACT OF 1934.


  For the transition period from              to
                                 ____________    ____________


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

         48,097,651 shares of the registrant's $1.00 par value Common Stock were outstanding as of October 30, 1998.


                     PART I. FINANCIAL INFORMATION

                       CHAMPION ENTERPRISES, INC.
                       __________________________

                     Consolidated Income Statements
                (In thousands, except per share amounts)


                                     Three Months Ended        Nine Months Ended
                                    _________   _________   ___________ ___________
                                     Oct. 3,    Sept. 27,     Oct. 3,    Sept. 27,
                                      1998        1997         1998         1997
                                    _________   _________   ___________ ___________

Net sales                           $614,945    $440,018    $1,660,470  $1,245,335

Cost of sales                        500,236     372,243     1,367,142   1,059,534
                                    _________   _________   ___________ ___________

Gross margin                         114,709      67,775       293,328     185,801

Selling, general and
  administrative expenses             63,257      34,552       164,939      99,899
                                    _________   _________     _________   _________

Operating income                      51,452      33,223       128,389      85,902

Other income (expense):
  Interest income                        653         389         1,540       1,212
  Interest expense                    (5,296)       (232)      (10,773)       (873)
                                    _________   __________    _________   _________

Income from continuing
  operations before
  income taxes                        46,809      33,380       119,156      86,241

Income taxes                          18,700      13,300        47,600      34,400
                                    _________   _________     _________   _________

Income-continuing operations          28,109      20,080        71,556      51,841
Income-discontinued operations             -         481             -         759
                                    _________   _________     _________   _________
Net income                          $ 28,109    $ 20,561      $ 71,556    $ 52,600
                                    =========   =========     =========   =========

Basic earnings per share:
Income-continuing operations           $0.59       $0.43         $1.50       $1.09
Income-discontinued operations             -        0.01             -        0.01
                                    _________   _________     _________   _________
Net income                             $0.59       $0.44         $1.50       $1.10
                                    =========   =========     =========   =========

Weighted shares for basic EPS         48,040      46,947        47,649      47,752
                                    =========   =========     =========   =========

Diluted earnings per share:
Income-continuing operations           $0.57       $0.42         $1.45       $1.05
Income-discontinued operations             -        0.01             -        0.02
                                    _________   _________     _________   _________
Net income                             $0.57       $0.43         $1.45       $1.07
                                    =========   =========     =========   =========

Weighted shares for diluted EPS       49,587      48,293        49,257      49,151
                                    =========   =========     =========   =========

See accompanying Notes to Consolidated Financial Statements.




                      CHAMPION ENTERPRISES, INC.
                      __________________________
                     Consolidated Balance Sheets
               (In thousands, except par value amount)
                                                      Oct. 3,     Jan. 3,
                                                       1998        1998
                                                    __________  __________
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $  25,199   $  60,280
  Accounts receivable, trade                          103,357      49,574
  Inventories                                         233,941      73,291
  Deferred taxes and other current assets              53,518      46,373
                                                    __________  __________
    Total current assets                              416,015     229,518
                                                    __________  __________

PROPERTY AND EQUIPMENT
  Cost                                                255,538     202,749
  Less-accumulated depreciation                        71,518      59,230
                                                    __________  __________
                                                      184,020     143,519
                                                    __________  __________

GOODWILL
  Cost                                                408,653     134,865
  Less-accumulated amortization                        21,875      15,193
                                                    __________  __________
                                                      386,778     119,672
                                                    __________  __________

OTHER ASSETS                                           19,484       8,541
                                                   ___________  __________
     Total assets                                  $1,006,297   $ 501,250
                                                   ===========  ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                             $ 152,000   $       -
  Floor plan payable                                  109,880       1,112
  Accounts payable                                     86,685      24,646
  Accrued dealer discounts                             46,147      42,927
  Accrued warranty obligations                         44,834      40,819
  Accrued compensation and payroll taxes               41,119      25,014
  Other current liabilities                            76,384      48,906
                                                    __________  __________
    Total current liabilities                         557,049     183,424
                                                    __________  __________

LONG-TERM LIABILITIES
  Long-term debt                                        4,698       1,813
  Deferred portion of purchase price                   12,200       5,400
  Other long-term liabilities                          52,704      30,197
                                                    __________  __________
                                                       69,602      37,410
                                                    __________  __________

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                 -           -
  Common stock, $1 par value, 120,000 shares
    authorized, 47,978 and 46,600 shares issued
    and outstanding, respectively                      47,978      46,600
  Capital in excess of par value                       41,033      14,338
  Retained earnings                                   292,298     220,742
  Foreign currency translation adjustments             (1,663)     (1,264)
                                                    __________  __________
    Total shareholders' equity                        379,646     280,416
                                                    __________  __________

    Total liabilities and shareholders' equity     $1,006,297   $ 501,250
                                                   ===========  ==========

See accompanying Notes to Consolidated Financial Statements.


                      CHAMPION ENTERPRISES, INC.
                      __________________________
                Consolidated Statements of Cash Flows
                            (In thousands)
                                                        Nine Months Ended
                                                       ____________________
                                                        Oct. 3,   Sept. 27,
                                                          1998       1997
                                                       _________  _________
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations                      $ 71,556   $ 51,841
                                                       _________  _________
Adjustments to reconcile income from continuing
  operations to net cash provided by operating
  activities:
  Depreciation and amortization                          19,427     12,484
  Deferred income taxes                                       -     (1,118)
  Increase/decrease, net of acquisitions
    Accounts receivable                                 (38,185)   (43,066)
    Inventories                                         (40,399)    (9,722)
    Accounts payable                                     50,680     18,482
    Accrued liabilities                                  29,239      8,253
    Merger reserve                                         (240)    (6,362)
    Other, net                                           (8,016)     4,101
                                                       _________  _________
    Total adjustments                                    12,506    (16,948)
                                                       _________  _________
Net cash provided by operating activities                84,062     34,893
                                                       _________  _________

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Income from discontinued operations                           -        759
Proceeds on disposal                                      9,710          -
Change in net assets of discontinued operations            (260)     6,777
                                                       _________  _________
Net cash provided by discontinued operations              9,450      7,536
                                                       _________  _________

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                           (249,838)         -
Additions to property and equipment                     (36,227)   (29,841)
Deferred purchase price payments                         (4,850)    (4,200)
Proceeds from note payoff                                     -      1,347
Proceeds on disposal of property and equipment                -      1,830
                                                       _________  _________
Net cash used for investing activities                 (290,915)   (30,864)
                                                       _________  _________

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank                       152,000          -
Increase in floor plan payable                              520          -
Net increase (decrease) in long-term debt                  (698)       627
Common stock issued, net                                  6,500      5,827
Common stock repurchased                                      -    (29,590)
Tax benefit of stock options exercised                    4,000      2,500
                                                       _________  _________
Net cash provided by (used for) financing activities    162,322    (20,636)
                                                       _________  _________

NET DECREASE IN CASH AND CASH EQUIVALENTS               (35,081)    (9,071)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         60,280     19,357

                                                       _________  _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 25,199   $ 10,286
                                                       =========  =========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                 $  9,327   $    721
Cash paid for income taxes                             $ 39,390   $ 32,804

SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Cash purchase price                                    $278,719
Less:  Deferred portion of purchase price               (16,300)
 Cash acquired, net                                     (14,476)
Plus:  Acquisition costs                                  1,895
                                                       _________
                                                       $249,838
                                                       =========
See accompanying Notes to Consolidated Financial Statements.


                         CHAMPION ENTERPRISES, INC.
                         __________________________

               Notes to Consolidated Financial Statements
               __________________________________________

1. For each of the dates indicated, inventories consisted of the following (in thousands):
                                           Oct. 3,          Jan. 3,
                                            1998             1998
                                         __________       __________
      Raw materials and work-in-process   $ 61,222         $ 49,745
      Manufactured homes                   172,719           23,546
                                         _________        __________
                                          $233,941         $ 73,291
                                         ==========       ==========

2. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due primarily to state tax charges.

      The components of the income tax provisions for the nine months ended October 3, 1998 and September 27, 1997 follows (in thousands):

                                           Oct. 3,         Sept. 27,
                                            1998             1997
                                          _________        _________

      Statutory U.S. tax rate             $ 41,700         $ 30,200
      Increase in rate resulting from:
         State taxes                         4,300            3,400
         Other                               1,600              800
                                          _________        _________
      Total provision                     $ 47,600         $ 34,400
                                          =========        =========

      Effective tax rate                       40%              40%
                                          =========        =========


3. Per share amounts, including pro forma amounts, are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


4. Year-to-date through October 3, 1998, the registrant acquired 13 manufactured housing retail organizations and a company operating a home building facility for $263 million in cash, deferred payments of $16 million, and shares of Champion common stock valued at $12 million. During 1998 net cash of $250 million was paid, financed from existing cash balances and new bank debt. In addition, the registrant is contingently obligated for additional purchase price payments up to $160 million over the next five years depending upon the future performance of the acquired businesses. Recognition of additional purchase price related to contingent amounts will result in the recording of a corresponding amount of goodwill. The acquisitions were accounted for using the purchase method and resulted in $274 million of financial statement goodwill. Goodwill associated with acquisitions is being amortized using the straight-line method generally over 25 or 40 years. The results of operations of the acquisitions are included with those of the registrant from the respective acquisition dates.

      Following are pro forma results of operations for the three and nine month periods ended October 3, 1998 and September 27, 1997 assuming the acquisitions had taken place on January 4, 1998 and December 29, 1996, respectively. Pro forma 1997 amounts reflect three and nine month results for all acquired companies. The additional 1998 pro forma sales and income reflect 1998 results of the acquired companies prior to their respective acquisition dates. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. The pro forma results should not be taken as indicative of results for a full year.

      (In thousands, except    Three Months Ended        Nine Months Ended
                              _____________________   _______________________
        per share amounts)     Oct. 3,    Sept. 27,     Oct. 3,     Sept. 27,
                                1998        1997         1998         1997
                              _________   _________   ___________   _________

      Net sales               $626,745     $565,018   $1,806,570   $1,597,535

      Income from continuing
        operations            $ 28,287     $ 23,111   $   74,473   $   61,153


      Per basic share         $   0.59     $   0.49   $     1.56   $     1.28

      Per diluted share       $   0.57     $   0.48   $     1.51   $     1.24


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


7. In May 1998 the registrant entered into a five-year revolving credit agreement which provides a $325 million unsecured line of credit, including letters of credit. The credit agreement provides for annual reductions in the line of credit for three years until the line is reduced to $175 million in September 2001. At the registrant's option, borrowings are subject to interest either at the bank's prime rate or the bank's Eurodollar rate plus from 0.575% to 1.0%.
      In addition, the registrant pays a facility fee ranging from 0.15% to 0.25% of the entire line of credit and a letter of credit fee. The agreement also contains convenants that, among other things, limit additional indebtedness and require maintenance of certain financial ratios and minimum net worth. The amount of unrestricted retained earnings at October 3, 1998 was $120 million.


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

              Three and nine months ended October 3, 1998
         versus three and nine months ended September 27, 1997

Overview

In 1998 Champion Enterprises, Inc. ("Champion" or "registrant") continued implementing its retail strategy of acquiring key manufactured housing retailers and rapidly expanding their operations with a goal of achieving at least $1 billion in annual retail sales by the year 2000. Related goals are to improve the retail buying experience for the home buyer and to enhance profits through better merchandising techniques, improved efficiencies, control of costs and improved home installation to reduce service costs. Year-to-date through October 3, 1998, Champion acquired 13 retail operations with 1997 sales of approximately $530 million. As of quarter end, Champion operated 233 home centers, up from 22 locations at January 3, 1998.

Consolidated

(Dollars in millions)

                     Three Months Ended          Nine Months Ended
                     __________________          _________________
                      Oct. 3,  Sept. 27,   %     Oct. 3,  Sept. 27,   %
                       1998      1997    Change    1998     1997   Change
                     ________  ________  ______  ________ ________ ______
Net sales:
  Manufacturing       $495.3    $435.1     14%  $1,414.1  $1,228.5   15%
  Retail               172.7      17.3             383.4      42.6
  Less:  intercompany  (53.0)    (12.4)           (137.0)    (25.8)
Total net sales        615.0     440.0     40%   1,660.5   1,245.3   33%
Gross margin           114.7      67.8     69%     293.3     185.8   58%
SG&A                    63.2      34.6     83%     164.9      99.9   65%
Operating income       $51.5     $33.2     55%    $128.4     $85.9   49%
Operating margin        8.4%      7.6%              7.7%      6.9%


In 1997 the registrant's retail segment was not material. For the periods ended October 3, 1998, operating income was comprised of the following (in millions):

                            Three     % of        Nine      % of
                            Months   Related      Months   Related
                            Ended     Sales       Ended     Sales
                            ______   _______     _______   _______

Manufacturing segment       $46.8      9.5%      $126.3      8.9%
Retail segment               13.6      7.9%        34.5      9.0%
General corporate
  expenses                   (5.4)                (16.8)
Intercompany profit
  elimination                (1.4)                 (8.7)
Amortization of goodwill     (2.1)                 (6.9)
                            ______               _______
   Operating income         $51.5      8.4%      $128.4      7.7%
                            ======               =======

In the third quarter ended October 3, 1998, Champion achieved the highest quarterly sales and earnings in its history. Consolidated revenues grew 40% due to higher wholesale volume and the retail acquisitions. Margins in 1998 benefited from product mix, pricing, higher wholesale volume, and expanded retail operations. Selling, general and administrative expenses ("SG&A") increased due to expanded retail operations and higher wholesale volume. Prior amounts have been restated to classify as discontinued operations the commercial vehicles business, the sale of which was completed in February 1998.

Income from continuing operations increased 40% to $28 million, or $0.57 per diluted share, compared to $20 million, or $0.42 per share, in the prior year's third quarter. Operating income rose to $51 million, up 55% from last year's comparable quarter. Net income per diluted share for the quarter rose 33%, reaching $0.57 in 1998 compared to $0.43 in 1997, which included $0.01 per share of income from discontinued operations.

For the year-to-date period, consolidated revenues reached $1.7 billion, rising 33% from a year ago. Operating income rose 49% to $128 million and net income increased 36% to $72 million. Income from continuing operations was $72 million, or $1.45 per diluted share, compared to $52 million, or $1.05 per share, for the first nine months of 1997.
Earnings improved due to higher wholesale volume, product mix, pricing and the expanded retail operations.


Manufacturing Operations

                                   Three Months Ended
                                  _____________________
                                    Oct. 3,    Sept. 27,     %
                                     1998        1997      Change
                                  _________    _________   ______
Net sales (in millions)               $495        $435      14%
Wholesale home shipments            18,010      16,535       9%
Wholesale multi-section mix            64%         60%
Wholesale floors sold               29,889      26,721      12%
Average wholesale sales price      $27,501     $26,313       5%

                                    Nine Months Ended
                                  _____________________
                                   Oct. 3,    Sept. 27,      %
                                    1998        1997       Change
                                  _________   _________    ______
Net sales (in millions)             $1,414      $1,229      15%
Wholesale home shipments            52,641      48,084       9%
Wholesale multi-section mix            62%         57%
Wholesale floors sold               86,233      75,996      13%
Average wholesale sales price      $26,863     $25,550       5%

Manufacturing revenues increased in the third quarter due to higher volume, with wholesale home shipments and floors sold up 9% and 12%, respectively, from a year ago. A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors. Multi-section homes sold rose 17%, comprising 64% of total homes sold compared to 60% in the third quarter last year, which resulted in a higher average selling price per home. Wholesale shipments of single section homes in the third quarter decreased 3% from a year ago. Of the total wholesale shipments in the quarter, 89% were to independent retailers and 11% were to company-operated sales centers.

For the year-to-date period, Champion's multi-section homes sold increased 20%, comprising 62% of the total homes sold, up from 57% a year earlier. Wholesale shipments to company-operated home centers accounted for 10% of total sales for the nine-month period. The registrant's U.S. wholesale shipments of HUD code homes rose 9.4% from a year earlier, which resulted in a U.S. market share improvement to 18.2% from 17.4% last year. According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments of HUD code homes and floors for the first nine months of the year increased 4.5% and 6.9%, respectively, from the same period last year.

For the quarter and year-to-date periods, manufacturing margins as a percent of sales were 9.5% and 8.9%, respectively. Margins rose due to product mix, pricing, production efficiencies, and higher volume, which lowered fixed costs as a percent of sales. Prior year's three and nine month margins were reduced due to plant start-up costs and low levels of unfilled orders. Year-to-date 1997 income was also unfavorably impacted by the restructuring of the product line at Redman's Indiana facilities.

Although dealer orders can be canceled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at October 3, 1998 totaled approximately $150 million. This amount compares to $59 million a year ago and $100 million at the end of June. Strong order activity around the country resulted in the increases. Currently, the registrant operates 59 home building facilities and expects to open one more manufacturing location this November.


Retail Operations
                                           Three Months Ended
                                          _____________________
                                           Oct. 3,    Sept. 27,
                                            1998        1997
                                          ________    _________
Net sales (in millions)                      $173         $17
New retail homes sold                       3,576         285
Average retail sales price-new homes      $45,734     $58,905
Retail multi-section mix-new homes            53%         86%
Company-operated sales centers
   Beginning of period                        188          16
   End of period                              233          21

                                            Nine Months Ended
                                          _____________________
                                           Oct. 3,    Sept. 27,
                                            1998        1997
                                          ________    _________
Net sales (in millions)                      $383         $43
New retail homes sold                       8,121         685
Average retail sales price-new homes      $44,864     $60,815
Retail multi-section mix-new homes            53%         87%
Company-operated sales centers
   Beginning of period                         22          15
   End of period                              233          21


Retail sales substantially increased for the quarter and year due to retail acquisitions completed throughout 1998. Of the new retail homes sold in 1998, 50% were Champion produced in the third quarter and 47% were Champion produced for the year-to-date period. The average selling price per home was higher in 1997 because of the large percentage of multi-section homes sold by the registrant's sole retail operation.

Retail margins, excluding floor plan financing costs, were 7.9% of sales for the quarter and 9.0% for the nine months. These strong margins were the result of high volume and inventory turnover. Third quarter 1998 margins were affected by startup and expansion costs. Year-to-date in 1998, a non-cash accounting charge of approximately $9 million was recorded to eliminate the manufacturing profits in inventories of Champion produced homes at company-operated sales centers. Similar charges are expected to be recorded through the end of 1998 to the extent that pre-acquisition retail inventory is replaced by Champion produced homes.

During the third quarter, 45 new sales centers were opened through internal expansions and acquisitions. For the year-to-date period through October 3, 1998, the registrant has opened and acquired 211 locations, bringing the number of company-operated home centers to 233 locations in 24 states as of quarter end.


Other Matters

Interest expense was higher in 1998 due to increased amounts outstanding on the registrant's line of credit and floor plan payable. Income tax expense in 1998 increased based upon higher pretax income. The effective tax rate was 40% in both 1998 and 1997.


Year 2000 Issue

The company began assessments in prior years to identify the work required to assure that its computer systems successfully operate after January 1, 2000. This review included analyzing software internally developed, software licensed from third parties and related issues of significant suppliers. It has been determined that a small portion of the registrant's computer systems could be affected by the Year 2000 Issue. The process of replacing and modifying such software and hardware has been started and remaining changes should be completed by mid-1999.
Costs incurred to date by the company related to the Year 2000 Issue have been immaterial and were charged to expense as incurred. Remaining costs to make the registrant's computer systems year 2000 compliant should not have a material effect on results of operations, liquidity or capital resources.

The registrant is dependent upon licensed software for a significant portion of its computer applications. It has been represented by these suppliers that such third-party software is year 2000 compliant. The registrant's operations are also dependent on an adequate supply of raw materials, energy and utilities, delivery services, and wholesale and retail financing. The company uses a variety of vendors for these products and services, and is reviewing its major vendors to determine the potential impact of the Year 2000 Issue. Management is not aware of any significant problems with these vendors relating to this issue. In the event that certain suppliers are not year 2000 compliant, the company could be adversely affected.


                     Liquidity and Capital Resources

Cash balances totaled $25 million at October 3, 1998, a reduction of $35 million from January 3, 1998. Year-to-date in 1998, $84 million of cash was generated from operations, $9 million was provided from discontinued operations, and $11 million from stock option exercises and related tax benefits. Bank borrowings increased $152 million during the year. Net cash totaling $250 million was used for retail acquisitions, $36 million for capital improvements and $5 million for deferred purchase price payments.

Assets and liabilities substantially increased during 1998 due to the retail acquisitions and higher wholesale revenues in September 1998 as compared to December 1997. At quarter end debt was 41% of total capital. Earnings before interest, taxes, depreciation and amortization totaled $148 million for the nine-month period, up from $98 million for the comparable period a year ago.

The Company has a five-year $325 million unsecured bank line of credit, which was completed in May 1998 and includes letters of credit. At quarter end the registrant had $15 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

Additional borrowings may be necessary during 1998 to fund acquisitions and expansions, capital expenditures and seasonal working capital needs. Capital spending for internal expansions, including construction of four home building facilities and the opening of new retail home centers, is expected to total up to $58 million in 1998. Two new manufacturing facilities were opened in North Carolina in 1998. Another facility opened during the third quarter in Texas and an Idaho plant is scheduled for opening in the fourth quarter.

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


                       Forward Looking Statements

Certain statements contained in this report, including the registrant's plans for retail expansion, capital expenditures and planned facilities, and its earnings growth goal, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below and those contained in Champion's reports previously filed with the SEC, that could cause actual results to differ materially from those included in the forward looking statements.

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


                       PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.
        _________________________________


   (a)  The following exhibits are filed as part of this report:

Exhibit No.                      Description
___________                      ___________

11                     Computation of EPS.

27.1                   Financial Data Schedule.

27.2                   Restated Financial Data Schedule.


    (b) No reports on Form 8-K were filed by the registrant during the quarter ended October 3, 1998.

PAGE

                               SIGNATURES
                               __________

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                   By: /S/JOSEPH H. STEGMAYER
                                      __________________________
                                      Joseph H. Stegmayer
                                      Executive Vice President, Chief
                                      Strategic and Financial Officer
                                      (Principal Financial Officer)




                                  And: /S/RICHARD HEVELHORST
                                      _________________________
                                      Richard Hevelhorst
                                      Controller (Principal
                                      Accounting Officer)


Dated:  November 12, 1998

                             INDEX TO EXHIBITS


      Exhibit No.                      Description
      ___________                      ___________

      11                     Computation of EPS.

      27.1                   Financial Data Schedule.

      27.2                   Restated Financial Data Schedule.