Form 10-K405
period 1999-01-02
CHAMPION ENTERPRISES INC
filed 1999-03-24
CIK 814068

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended January 2, 1999 Commission File Number 1-9751

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

                           Yes   X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 4, 1999, based on the last sale price of $19.25 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $674,840,782. As of March 4, 1999, the Registrant had 48,591,313 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K Report
               Document                           into which it is incorporated

Proxy Statement for Annual Shareholders' Meeting
  to be held April 27, 1999                                    III

                                   PART I

ITEM 1.  BUSINESS.

GENERAL

     Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, the Registrant, Champion or the Company) operate in the manufactured housing industry. Champion has been principally a producer of manufactured homes, with 58 manufacturing plants throughout the United States and 2 plants in western Canada as of January 2, 1999. During 1998, Champion significantly expanded its manufactured housing retail operations through acquisitions and openings of new sales centers. As of January 2, 1999, the Company operated 246 retail sales centers, up from 22 at the beginning of the year. On February 9, 1998 the Company sold its commercial vehicles business which produced mid-size buses, but which represented 4% or less of consolidated sales during the prior four years. At January 2, 1999 the Registrant had approximately 14,000 employees.

     The Registrant led the U.S. manufactured housing industry in wholesale sales revenues for the last three years and led the industry in the number of wholesale homes sold in 1998, based on data obtained from industry members' filings with the Securities and Exchange Commission (SEC), and data from an annual survey by Manufactured Home Merchandiser (MHM), an industry trade publication.

     During the past five years the Registrant significantly expanded its manufactured housing production operations through acquisitions, internal growth and, in 1996, its merger with Redman Industries, Inc.(Redman), a publicly held company. As a result of this growth, Champion's manufactured housing wholesale revenues have increased from $266 million in 1993 (excluding Redman sales) to almost $1.9 billion in 1998.

     The Registrant acquired eight manufactured housing companies since 1994 including: Dutch Housing, Inc. in Michigan and Indiana in 1994; Chandeleur Homes, Inc. in Alabama, Crest Ridge Homes, Inc. in Texas and New Horizon Manufactured Homes, Ltd. in Alberta, Canada in 1995; Grand Manor, Inc. in Georgia and Homes of Legend, Inc. in Alabama in 1996; Fleming County Industries, Inc. in Kentucky in 1998; and Homes of Merit, Inc. in Florida in January 1999. In addition, during the past three years the Company opened 15 new production facilities, including four new plants in 1998. As of February 10, 1999 the Company had 65 home building facilities in 18 states and western Canada, including six Homes of Merit plants, but excluding a New York facility that was destroyed by fire in January 1999 and which is expected to be rebuilt later this year.

     At the end of 1997 the Registrant operated 22 manufactured housing retail sales centers primarily in the northwestern U.S. During 1998 and January 1999 the Company significantly expanded its retail operations by completing the acquisitions of 15 retail organizations which operated 172 sales centers. Among those acquired were Southern Showcase Housing, Inc. and Accent Homes, Inc., both headquartered in North Carolina; Advantage Homes, Inc. in California; Iseman Homes, Inc. headquartered in South Dakota; Manufactured Home Buyers Group in Texas; Homes America Group headquartered in Nevada; Manufactured Housing of Louisiana; A-1 Homes in Texas; Tom Terry Enterprises, Inc. in Nevada; Oklahoma Lifestyle; Trading Post Mobile Homes, Inc. in Kentucky; and Heartland Homes Group in Texas, which was acquired in January 1999. During 1998 and through February 10, 1999, 70 sales centers were added through internal expansions, bringing the total company-operated retail sales centers to 264 in 28 states. As a result, Champion is now the third largest retailer of manufactured housing in the U.S. based on the number of retail locations reported by industry members in SEC filings or press releases.

     The Registrant's long-term goal is for a minimum 15% compound annual growth in earnings per share. The Registrant's retail strategy is to continue to expand retail operations with a goal of exceeding $1 billion in retail sales by the year 2000. These goals are based on growth in the manufactured housing industry from 1991 to 1998 as reported in data by the National Conference of States on Building Codes and Standards (NCSBCS), the Registrant's increased manufacturing capacity, its increased number of independent retail locations and owned retail companies, continued market share improvement and the results of its acquisitions. These goals are also based on a number of assumptions, many of which are beyond the Registrant's control, including continued growth in both the manufactured housing industry and the overall general economy, and only modest changes in interest rates. There can be no assurance that these assumptions will prove accurate and actual results may differ substantially from these goals.

MANUFACTURED HOUSING

Products

     Most of the manufactured homes produced by the Registrant are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (HUD code homes). Approximately 97% of the homes produced by the Registrant in 1998 were HUD code homes. The remaining 3% of homes produced were manufactured in Canada or were "modular homes". Homes produced in Canada are constructed in accordance with applicable Canadian building standards. Modular homes are designed to meet local building codes.

     The Registrant produces a broad range of single-section and multi-section homes under various trade names and brand names and in a variety of floor plans and price ranges. The Registrant's manufactured homes generally range in size from 400 to 4,000 square feet, but some are as large as 6,100 square feet. Homes manufactured by the Registrant typically include two to four bedrooms, a living room or family room, dining room, kitchen, and two full bathrooms. In 1998 the Registrant sold 70,359 homes of which 63% were multi-section, up from 58% in 1997. According to NCSBCS data, the industry's U.S. multi-section mix was 61% in 1998, compared to 58% in 1997.

     During 1998 the Registrant's average wholesale home price was $27,000, and wholesale prices ranged from $10,000 to over $100,000. Retail sales prices of the homes, without land, generally range from $15,000 to over $150,000, depending upon size, floor plan, features and options. During 1998 the Registrant's average retail new home selling price was $45,100.

     The chief components and products used in manufactured housing are generally the same kind and quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and the Registrant is not dependent upon any particular supplier. Prices of certain materials such as lumber, insulation, and drywall can fluctuate significantly due to changes in demand and supply. The industry and the Registrant generally have been able to pass higher material costs on to the consumer in the form of surcharges and increased base prices. It is not certain, however, that any future price increases can be passed on to the consumer without affecting demand.

     The completed home contains carpeting, cabinets, appliances, wall coverings, window treatments, and electrical, heating and plumbing systems. Optional features include fireplaces and skylights. Upon completion and sale of the home, it is transported to a retail sales center or directly to the consumer's home site. Upon sale from the retail sales location, the home is transported to the home site, placed on a foundation and readied by the retailer for occupancy. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site.

Production

     The Registrant's homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. The homes are manufactured in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each home is assembled in stages beginning with the construction of the chassis, then adding other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the elements of weather and quantity discounts resulting from increased purchasing power enables the Registrant to produce homes in one to two days at substantially less cost than conventional site-built housing. According to 1997 data reported by the U.S. Department of Commerce, manufactured housing costs approximately $28.94 per square foot, compared to $61.47 per square foot for site-built housing.

     The Registrant's production schedule is based upon wholesale buyer (retailer) orders which fluctuate from week to week, are subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes or for customer specified orders. Before scheduling homes for production, orders and availability of financing are confirmed with the retailer and floor plan lender. Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates. As of the end of December 1998, unfilled orders for housing totaled an estimated $73 million, excluding Homes of Merit, compared to $42 million a year earlier. Although manufactured homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada.

     The Registrant produces homes to fill existing wholesale and retail orders and, therefore, generally the manufacturing plants do not carry finished goods inventories except for homes awaiting delivery. Typically a one to three weeks' supply of raw materials is maintained.

     Charges to transport manufactured homes increase with the distance from the factory to the retailer and home site. As a result, most of the retail stores for a manufacturer's homes are located within a 250 to 500 mile radius of its manufacturing plants.

Independent Retailers

     During 1998, 89% of the Registrant's wholesale shipments of homes were made to approximately 3,500 independent retail locations throughout the U.S. and western Canada. Some independent retailers operate multiple sales centers. As is common in the industry, the Registrant's independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the Registrant. In 1998, no single independent retailer or distributor accounted for more than 10% of the Registrant's manufacturing sales. The majority of independent retailer home purchases are financed by lending institutions on a floor plan basis secured by a lien on such homes. The manufacturing facilities generally receive payment from the lending institutions 7 to 15 days after homes are sold to independent retailers. In accordance with trade practice, the Registrant enters into various repurchase agreements with the lending institutions providing retailer financing, as is more fully described in Note 10 of Notes to Consolidated Financial Statements.

     The Registrant continually seeks to increase sales at its existing independent retailers by increasing throughput of its homes, as well as by finding new independent retailers to carry its homes. During the second half of 1998 the Registrant commenced its "Alliance of Champions" marketing program for selected Champion independent retailers with a record of success and a commitment to grow. The Alliance program was introduced to help assure the continued growth of well managed, independent retailers of the Registrant's homes. The program assures supply of a broad range of quality products from Champion's family of home producers and provides training in sales, management and home installation. Additional benefits available to Alliance members are access to wholesale and retail finance packages from third-party lenders and availability of enhanced marketing programs. As of March 9, 1999, over 600 independent retail locations had joined the Alliance program.

Company-Operated Retail Sales Centers

     As a result of the acquisition of 15 retail organizations in 1998 and January 1999, as well as internal expansions, the Company had 264 retail locations in 28 states as of February 10, 1999, compared to 22 sales locations at January 3, 1998. The Company's retail sales in 1998 totaled $562 million, compared to $61 million in 1997. Purchases by company-operated retailers accounted for 11% of the wholesale home shipments made by the Registrant's manufacturing operations in 1998. Of the total new homes sold by company-operated retailers in 1998, 49% were Champion produced.

     The Company's retail operations are primarily conducted through 13 core retail organizations. Some of the retailers acquired in 1998 sold primarily homes produced by Champion. Other acquired companies sold primarily or exclusively non-Champion homes. Each of the Registrant's owned retail companies does business autonomously under its own name and carries and sells homes based on availability from suppliers and marketability for their local area. The Registrant encourages its owned retail companies to source appropriate home models on a competitive basis from a variety of manufacturers, including the Registrant and others.

     During 1998 an independent supplier discontinued home sales to some retailers acquired by Champion. As a result, these acquired retailers found other manufacturers, primarily the Registrant, to supply comparable products with similar price, delivery and service terms. Purchases from this supplier in 1998 subsequent to the respective acquisition dates totaled approximately $180 million.

     Each retail sales center operated by the Registrant has a sales office, most of which are manufactured homes, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including the model homes, or may order a home that will be built at a manufacturing facility. Many sales centers also sell pre-owned homes that are obtained through trade-ins or are repossessed homes obtained from financial institutions. The Registrant's acquired retailers generally finance their inventories of homes under floor plan financing arrangements similar to those discussed above under "Independent Retailers".

     The Registrant's sales centers are usually located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four commissioned salespersons. The Registrant uses radio and television advertising in areas where it has a concentration of sales centers. Most retail customers finance the purchase of their home through a lending institution. The sales center often assists in arranging financing and insurance on the home, for which a fee is received. The sales centers may also sell additional items in connection with the sale of the home, such as central air conditioning, decks, skirting and other appliances. In addition, retailers often arrange for necessary permits and utility connections.

     The Registrant's retail strategy is to continue to expand retail operations with a goal of exceeding $1 billion in retail sales by the year 2000. Related goals are to improve the retail buying experience for the home buyer, and to enhance profits through better merchandising techniques and improved efficiencies including purchasing synergies, control of costs, and improved installation of homes to reduce service costs.

Market

     Manufactured housing competes in suburban and rural areas with other forms of new low-cost housing such as site-built housing, prefabricated and modular homes, condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by NCSBCS and the U.S. Department of Commerce, manufactured housing wholesale shipments accounted for an estimated 23% of all single-family housing starts and 30% of all new single-family homes sold in 1998. Industry wholesale shipments of manufactured housing increased 5.5% in 1998 to 372,843 homes, according to data reported by NCSBCS. The Registrant believes that industry retail home sales were flat from 1997 levels based on data reported by Statistical Surveys, Inc.

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

     The Registrant believes the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and married couples, as well as elderly or retired persons. These consumers are attracted by the comparatively low cost of fully or partially furnished housing, together with the low down payment requirements and the relative ease of financing. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes make up a significant portion of the demand for new manufactured housing. The Registrant believes that a much larger market may exist, including apartment dwellers and persons who have traditionally purchased low-priced site-built homes. In the past, a number of factors have restricted demand for manufactured housing, including less-favorable financing terms for manufactured housing compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. These negative factors have lessened considerably in recent years with improved quality and appearance, increased financing availability and fewer restrictions on locations.

Competition

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retailer and retail customer financing.

     According to NCSBCS, in 1998 there were approximately 89 producers of manufactured homes operating an estimated 320 production facilities in the U.S. This total compares to 323 plants a year ago and 216 plants in 1991. In 1998 the top four companies had combined market share of approximately 54%, according to data from a survey by MHM. Capital requirements for entry into the manufactured housing industry are relatively low. Based on industry data reported by NCSBCS, in 1998 the Registrant's U.S. wholesale market share of HUD code homes sold was 18.3%, up from 17.7% in 1997.

     On the retail side, there are an estimated 7,500 retail locations throughout the U.S. The Registrant sells its homes through approximately 3,500 independent retail locations as well as through its owned retail organizations, which totaled 264 sales centers at February 10, 1999.

DISCONTINUED OPERATIONS

     In December 1997 the Registrant entered into an agreement to sell the assets and the business of Champion Motor Coach, Inc., its commercial vehicles business which manufactured mid-size buses at two plants in Michigan.
The sale was completed in February 1998.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Report, including the Registrant's plans regarding its number of manufacturing facilities, capital expenditures, retail strategy, products and performance, views of industry prospects and anticipated demand for manufactured homes, and the Company's long-term goal of compound annual growth in earnings per share of 15% and its retail sales goal of $1 billion by the year 2000, could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, the Company from time to time may publish other forward looking statements. Such forward looking statements are based on management's estimates, assumptions and projections and are subject to risks and uncertainties that could cause actual results to differ materially from the anticipated results or other expectations discussed in the forward looking statements. Factors which could affect the forward looking statements and the Registrant in particular include the following.

     Long-term growth in the manufactured housing industry (wholesale and retail) may be affected by: (1) the relative cost of manufactured housing versus other forms of housing; (2) general economic trends, including inflation and unemployment rates, consumer confidence, job growth and interest rates; (3) changes in demographics, including new household formations and the number of Americans on fixed income; (4) the availability and cost of financing for manufactured homes; (5) changes in government regulations and policies, including HUD regulations, local building codes and zoning regulations; and (6) changes in regional markets and the U.S. economy as a whole. Short-term sales could be affected by inclement weather and inventory levels of manufactured housing retailers. Fluctuations in interest rates may affect the demand for manufactured housing to the extent that those changes reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence.

     The profitability of the Registrant may also be affected by: (1) its ability to efficiently expand operations and to utilize production capacity; (2) its ability to pass increased raw material costs, particularly lumber costs, on to its customers; (3) market share position; (4) growth in the manufactured housing industry as a whole; (5) the results of its acquisitions; and (6) the strength of retail distribution.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:

       Name                    Age         Position or Office

Walter R. Young                54      Chairman of the Board of Directors,
                                          President and Chief Executive Officer
Joseph H. Stegmayer            48      Executive Vice President, Chief
                                          Strategic and Financial Officer
Philip C. Surles               57      Chief Operating Officer
M. Mark Cole                   37      President, Retail Operations
John J. Collins, Jr.           47      Vice President, General Counsel
                                        and Secretary
Richard P. Hevelhorst          51      Vice President and Controller
Carmel E. Thomas               39      Treasurer

     The executive officers serve at the pleasure of the Registrant's Board of Directors except for Mr. Young, who is currently serving a three-year term ending April 30, 2002, unless terminated earlier in accordance with the terms of a certain Letter Agreement between the Registrant and Mr. Young, dated April 27, 1990. Mr. Young joined the Registrant in April 1990 as President and Chief Executive Officer and was elected Chairman of the Board in April 1992.

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

     Mr. Cole joined the Company in January 1998 upon the acquisition of Southern Showcase Housing, Inc., a manufactured housing retailer, where he was

President for eight years. He was promoted Champion's President, Retail Operations in September 1998.

     Mr. Collins joined the Company in 1997. For the previous five years, he was Principal and Managing Director of Miller, Canfield, Paddock and Stone PLC, a law firm which provided legal services to the Registrant during 1997 and 1998, and was the Resident Director of one of its offices.

     In May 1995 Mr. Hevelhorst joined the Company as Controller and was promoted to the position of Vice President and Controller in February 1999. Previously, he served as Treasurer and Chief Financial Officer of Evans Industries, Inc., a privately held manufacturer, where he was employed for five years.

     Ms. Thomas joined the Company in July 1998. For the previous five years she was Director of Finance/Assistant Treasurer of Difco Laboratories, Inc., a manufacturer of microbiology reagents.

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

     The following table sets forth certain information as of January 2, 1999 with respect to the Registrant's home building facilities, all of which are assembly-line operations.

                                                    Approximate
               Location                             Square Feet

United States

Alabama                 Guin (2 plants)              220,000
                        Boaz (7 plants)*             678,000
                        Talladega                    163,000
Arizona                 Chandler                      85,000
California              Corona**                     208,000
                        Lindsay                      156,000
                        Woodland**                    99,000
Colorado                Berthoud                     103,000
Florida                 Plant City                    92,000
Georgia                 Thomasville (2 plants)       190,000
                        Richland                     142,000
Idaho                   Weiser (2 plants)            289,000
Indiana                 LaGrange (4 plants)          326,000
                        Ridgeville                   105,000
                        Topeka (4 plants)            388,000
Kentucky                Flemingsburg                  60,000
Michigan                White Pigeon (3 plants)      190,000
Mississippi             Gulfport                      78,000
Nebraska                Central City                 130,000
                        York (2 plants)              314,000
New York                Sangerfield***               114,000
North Carolina          Lillington (3 plants)        348,000

                        Maxton                       132,000
                        Pembroke                     140,000
                        Sanford (2 plants)           226,000
Oregon                  Silverton                    128,000
                        Woodburn                     110,000
Pennsylvania            Claysburg                    140,000
                        Ephrata                      131,000
Tennessee               Henry                        125,000
Texas                   Athens (2 plants)            290,000
                        Breckenridge (2 plants)      229,000
                        Burleson(2 plants)           222,000
Washington              Chehalis                     103,000

Canada

Alberta                 Medicine Hat                  92,000
British Columbia        Penticton                     74,000

    *Includes one leased facility of 60,000 square feet.
   **Leased facility.
  ***Destroyed by fire in January 1999. Replacement facility of approximately 140,000 square feet expected to be constructed in 1999.

     As of February 10, 1999 the Registrant operated 264 retail sales centers in 28 states, most of which were leased under terms that range from monthly to five years. Aggregate lease payments for these facilities total approximately $10 million annually. The Company's retail locations generally range in size from one and one-half acre to four acres, although some locations are up to ten acres.

     The following table sets forth the number of company-operated retail locations by state as of February 10, 1999.

                     Number of                                   Number of
                      Retail                                      Retail
State                Locations                State              Locations

Arizona                  6                    Nevada                11
California               5                    New Mexico             2
Colorado                 2                    North Carolina        32
Florida                  1                    North Dakota           1
Georgia                  3                    Oklahoma               7
Idaho                   12                    Oregon                12
Indiana                  4                    South Carolina        21
Iowa                     2                    South Dakota           4
Kansas                   4                    Tennessee              4
Kentucky                13                    Texas                 72
Louisiana                6                    Utah                   9
Mississippi              4                    Virginia               7
Missouri                 1                    Washington            12
Nebraska                 2                    Wyoming                5


     The Registrant leases its executive offices, which are located in Auburn Hills, Michigan, with lease payments averaging approximately $450,000 annually through 2007. Other miscellaneous properties are also owned or leased, including the offices for nine of the Registrant's core retail organizations' corporate headquarters.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Registrant's security holders during the fourth quarter of 1998.


                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER  MATTERS.

     (a) The Registrant's common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. Quarterly stock prices were as follows:

                                     HIGH          LOW

1998

1st Quarter                         $29 3/8     $18 7/16
2nd Quarter                          30          24 7/16
3rd Quarter                          29 3/4      21 5/8
4th Quarter                          27 3/8      17 1/2


1997

1st Quarter                          20 3/8      14
2nd Quarter                          18 5/8      13 3/4
3rd Quarter                          19 13/16    14 1/4
4th Quarter                         $21 1/4     $16 1/8


     (b) There were approximately 6,000 shareholders of record and 19,000 beneficial holders on March 4, 1999.

     (c) The Registrant has not paid cash dividends during the past three fiscal years. Consistent with its plan to improve shareholder value through investments in its businesses, the Company does not plan to pay cash dividends in the near term.

ITEM 6. SELECTED FINANCIAL DATA
Seven-year highlights (unaudited)

(in thousands, except per share amounts and other statistical information)
                              1998             1997         1996         1995         1994         1993        1992
------------------------------------------------------------------------------------------------------------------------

OPERATIONS
Net sales
  Manufacturing            $1,898,596       $1,652,229   $1,572,427   $1,346,685   $1,088,381   $  729,842   $593,151
  Retail                      561,659           60,624       33,202       27,200       34,702       30,661     27,241
   Less intercompany         (206,000)         (37,800)     (22,800)     (18,800)     (22,600)    (20,900)    (18,800)
------------------------------------------------------------------------------------------------------------------------
Net sales                   2,254,255        1,675,053    1,582,829    1,355,085    1,100,483      739,603    601,592
Cost of sales               1,852,676        1,423,595    1,338,800    1,151,012      942,259      636,159    522,972
------------------------------------------------------------------------------------------------------------------------

Gross margin                  401,579         251,458      244,029      204,073      158,224      103,444      78,620
Selling, general and
 administrative expenses      231,295         135,028      130,629      112,396       89,289       74,732      62,617
Nonrecurring merger and
 other charges                     --              --       22,000           --        2,700          572       1,308
------------------------------------------------------------------------------------------------------------------------

Operating income              170,284         116,430       91,400       91,677       66,235       28,140      14,695
------------------------------------------------------------------------------------------------------------------------

Net interest income
 (expense)                    (13,486)            941          525          298          673       (1,770)     (4,985)

-----------------------------------------------------------------------------------------------------------------------

Pretax income-continuing
 operations                   156,798         117,371       91,925       91,975       66,908       26,370       9,710
------------------------------------------------------------------------------------------------------------------------

Income-continuing operations   94,198          70,771       52,225       54,475       43,808       18,470       7,137
Income (loss)-discontinued
 operations                        --           4,500        1,361        1,810        3,230       (3,750)     (3,847)
Extraordinary gain (loss)          --              --           --           --           --       (1,753)        420
------------------------------------------------------------------------------------------------------------------------


Net income                   $   94,198    $   75,271    $   53,586    $   56,285    $   47,038    $   12,967     $    3,710
=============================================================================================================================
Basic earnings per share
Income-continuing
 operations                  $     1.97    $     1.49    $     1.10*   $     1.14    $     0.92    $     0.44     $     0.19
Income (loss)-discontinued
 operations                          --          0.10          0.03          0.04          0.07         (0.09)         (0.10)
Extraordinary gain (loss)            --            --            --            --            --         (0.04)          0.01
-----------------------------------------------------------------------------------------------------------------------------
Net income                   $     1.97    $     1.59    $     1.13    $     1.18    $     0.99    $     0.31     $     0.10
=============================================================================================================================
Diluted earnings per share
Income-continuing
 operations                  $     1.91    $     1.45    $     1.06*   $     1.10    $     0.90    $     0.43     $     0.19
Income (loss)-discontinued
 operations                          --          0.09          0.03          0.04          0.06         (0.09)         (0.10)
Extraordinary gain (loss)            --            --            --            --            --         (0.04)          0.01
------------------------------------------------------------------------------------------------------------------------------

Net income                   $     1.91    $     1.54    $     1.09    $     1.14    $     0.96    $     0.30     $     0.10
==============================================================================================================================
Basic weighted shares
 outstanding                     47,780        47,483        47,515        47,886        47,601        42,182         37,080
Diluted weighted shares
 outstanding                     49,284        48,875        49,327        49,389        48,900        42,954         37,820
Depreciation and
 amortization                $   26,911    $   17,091    $   14,463    $   11,294    $    8,088    $    6,363     $    6,749
Capital expenditures         $   49,120    $   38,266    $   50,094    $   19,854    $   18,762    $   10,601     $    4,840

FINANCIAL POSITION
Net property, plant
 and equipment               $  190,963    $  143,519    $  119,994    $   75,271    $   59,783    $   44,578     $   41,480
Total assets                  1,021,672       501,250       461,222       367,872       290,090       204,490        177,349
Long-term debt                  121,629         1,813         1,158         1,685         2,536         3,440         42,018
Shareholders' equity            405,246       280,416       226,634       176,142       133,266        81,741         22,316
  Per share                  $     8.40    $     6.02    $     4.75    $     3.73    $     2.79    $     1.76     $     0.60
  Return on average equity           27%           30%           27%           36%           44%           25%            19%


OTHER STATISTICAL INFORMATION


Number of employees
 at year end                   14,000          11,300       10,700        8,700        7,600        6,200       5,200
Homes sold
  Wholesale                    70,359          64,285       61,796       53,955       44,453       32,607      29,249
  Retail-new                   11,738             983          541          477          644          637         580
  Retail-used                   2,867              87           28           36           51           62          74
Wholesale multi-section mix        63%             58%          56%          54%          54%          51%         46%
------------------------------------------------------------------------------------------------------------------------

The 1996 merger with Redman Industries, Inc. required all prior years to be restated to include Redman's results. See accompanying Notes to Consolidated Financial Statements for information regarding the merger with Redman, discontinued operations and earnings per share calculations.

Certain amounts have been reclassified to conform to current period presentation.

*Includes nonrecurring merger and other charges of $0.35 in basic earnings per share and $0.34 in diluted earnings per share.

Item 7. Manaqement's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations 1998 Versus 1997

Overview
Champion Enterprises, Inc. ("Champion" or "Company") is the leading producer and third largest retailer of manufactured housing in the U.S. In 1998 Champion led the U.S. manufactured housing industry in wholesale revenues and wholesale shipments of homes. As of February 10, 1999, the Company had 65 home building facilities in 18 states and western Canada and operated 264 retail sales centers in 28 states.

Champion reported record sales, income and earnings per share in 1998. Operating income from continuing operations rose 46% to $170 million and net sales rose 35% to approximately $2.3 billion, both historic highs. Income from continuing operations reached $94 million, or $1.91 per share, up 32% compared to $71 million, or $1.45 per share in 1997. Net income per share for 1998 of $1.91 was 24% higher than $1.54 in 1997, which included $0.09 per share of income from discontinued operations. Growth in 1998 was driven by higher manufacturing volume and the results of the Company's 1998 retail acquisitions.

During 1998 Champion continued implementing its retail strategy, started in the second half of 1997, of acquiring key manufactured housing retailers and rapidly expanding their operations with a goal of at least $1 billion in annual retail sales by the year 2000. Related goals are to improve the retail buying experience for the home buyer and to enhance profits through better merchandising techniques, improved efficiencies, control of costs and improved home installation to reduce service costs.

During 1998 Champion completed 15 retail acquisitions, including Heartland Homes Group, with nine sales centers in Texas, which was acquired on January 5, 1999. These acquired businesses operated a total of 172 sales centers. On January 4, 1999 Champion completed the acquisition of Homes of Merit, Inc., Florida's largest producer of manufactured homes, with six manufacturing facilities. The financial results of Homes of Merit and Heartland Homes are not included in Champion's 1998 financial statements or in this discussion.

In February 1998 the Company completed its sale of the assets and business of Champion Motor Coach, Inc., its commercial vehicles business which manufactured mid-size buses. As a result, the commercial vehicles business is classified and discussed as discontinued operations for all periods reported in this Annual Report.

All earnings per share amounts referred to in this discussion are based on diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Fiscal years 1998 and 1996 were each comprised of 52 weeks while 1997 was comprised of 53 weeks.


Consolidated
(In millions)

                              1998            1997       % Change

Net sales
  Manufacturing              $1,898          $1,652        15%
  Retail                        562              61
  Less: intercompany           (206)            (38)
Total net sales              $2,254          $1,675        35%

Gross margin                 $  401          $  251        60%
SG&A                            231             135        71%




Operating income             $  170          $  116        46%

As a percent of sales
  Gross margin                 17.8%          15.0%
  SG&A                         10.3%           8.1%
  Operating income              7.6%           7.0%



Gross margins in 1998 benefited from higher wholesale volume, expanded retail operations, and the effects on margins of Champion owned retailers selling Champion produced homes. Selling, general and administrative expenses ("SG&A") increased due primarily to expanded retail operations. Margins in 1997 were unfavorably impacted by the restructuring of the product line at Redman's Indiana facilities, as well as low levels of unfilled orders in the first half of the year which also affected results at plants that started up in 1997.

In 1997 the Company's retail segment was not material. Operating income in 1998 was comprised of the following:


(In millions)                                Percent of
                                           related sales

Manufacturing segment            $165             8.7%
Retail segment                     47             8.4%
General corporate expenses        (23)
Intercompany profit elimination   (10)
Amortization of goodwill           (9)
Operating income                 $170             7.6%


In 1998 non-cash accounting charges of $10.2 million were recorded to eliminate the manufacturing profits in inventories of Champion produced homes at company-operated sales centers. These charges are levied on pre-acquisition inventory that is sold and replaced by Champion produced homes, as well as any increases in Champion products, primarily due to opening new retail sales centers.

Manufacturing Operations
                                   1998       1997      % Change

Net sales (in millions)          $ 1,898     $1,652         15%
Homes sold                        70,359     64,285          9%
Floors sold                      115,519    102,468         13%
Multi-section mix                    63%        58%
Average home price               $27,000    $25,700          5%
Manufacturing facilities
  -year end                           60         55          9%

Manufacturing revenues increased due to higher volume to independent and company-operated retailers, with wholesale home shipments and floors(1) sold up 9% and 13%, respectively, from 1997 levels. Sales of multi-section homes rose 19%, comprising 63% of total homes sold compared to 58% last year, contributing to a higher average selling price per home. Wholesale shipments of single-section homes decreased 3% from a year ago. Wholesale shipments to company-operated home centers accounted for 11% of total homes sold in 1998.

Champion's U.S. wholesale shipments of HUD code homes(2) rose 9.2% from a year earlier, which resulted in a U.S. market share improvement to 18.3% from 17.7% in 1997. According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments of HUD code homes and floors increased 5.5% and 7.8%, respectively, from 1997 levels. Industry sales of multi-section homes rose 12% and single-section shipments decreased 3%.


Bar chart showing Net Sales (in millions)
1996      $1,583
1997      $1,675
1998      $2,254

Bar chart showing Operating Income (in millions)
1996      $   91
1997      $  116
1998      $  170

Bar chart showing Wholesale Homes Sold (in thousands)
1996          62
1997          64
1998          70


Segment margins were 8.7% of related sales as a result of higher volume and product mix and pricing. Higher levels of unfilled orders throughout 1998 allowed for production efficiencies. Margins in 1997 were hurt by restructuring at Redman's Indiana facility and low levels of unfilled orders in the first half of the year.

Although dealer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled wholesale orders for housing at January 2, 1999 totaled approximately $73 million, excluding Homes of Merit, compared to $42 million a year ago. Strong order activity around the country resulted in the increase.

During 1998 the Company constructed four manufacturing facilities and acquired one other. As of February 10, 1999, Champion had 65 home building facilities, including the six Homes of Merit plants and excluding a New York facility that was destroyed by a fire in January 1999.


Retail Operations
                                   1998       1997

Net sales (in millions)          $   562     $   61
New homes sold                    11,738        983
Used homes sold                    2,867         87
% Champion produced-
  new homes sold                     49%       100%
Average new home price           $45,100    $60,400
Company-operated sales
  centers-year end                   246         22

Retail sales substantially increased in 1998 due to the retail acquisitions completed throughout the year. The average selling price per home was higher in 1997 because of the large percentage of multi-section homes sold by Champion's single retail operation.

Retail margins, excluding floor plan financing costs, were 8.4% of sales, and were the result of high volume, controlled fixed costs and inventory levels, and finance related and insurance income. Margins in 1998 were affected by startup and expansion costs, primarily in the second half of the year. During 1998 and through February 10, 1999, 70 new sales centers were added, of which 37 were greenfield start ups.



Other Matters
(In millions)                          1998          1997


Net interest expense (income)          $13.5        $(0.9)
Income taxes                           $62.6        $46.6
Effective income tax rate                40%          40%
Income from discontinued operations        -         $4.5

Interest expense was higher in 1998 due to amounts outstanding on Champion's revolving line of credit and interest on floor plan obligations. Line of credit borrowings were used to finance retail acquisitions. The floor plan liabilities were used to finance retail inventories. In 1997 there were no borrowings on the Company's line of credit.

Income tax expense increased in 1998 due to higher taxable income, with the effective tax rate comparable to last year.

Discontinued operations in 1997 include the results of operations and the sale of the commercial vehicles business, and income from a previously disposed business.
---------------
(1) A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors.
(2) U.S. manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards, as administered by the U.S. Department of Housing and Urban Development (HUD). The HUD code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. Other building codes apply to modular homes and homes sold in Canada.


Results of Fourth Quarter 1998 Versus 1997

Consolidated
(Dollars in millions)         1998            1997       % Change

Net sales
  Manufacturing              $  485          $  424         14%
  Retail                        178              18
  Less: intercompany            (69)            (12)
Total net sales              $  594          $  430         38%

Gross margin                 $  108          $   66         65%
SG&A                             66              35         89%
Operating income             $   42          $   31         37%

As a percent of sales
  Gross margin                 18.2%          15.3%
  SG&A                         11.2%           8.2%
  Operating income              7.1%           7.1%

Wholesale
  Homes sold                  17,718          16,201         9%
  Floors sold                 29,286          26,472        11%
  Multi-section mix              64%             61%

Retail
  New homes sold               3,617             298
  Used homes sold              1,015              28
   % Champion produced-
     new homes sold              54%             100%

Overview

Champion reported record fourth quarter net sales and income from continuing operations of $594 million and $23 million, respectively. Income from continuing operations for the quarter was $0.46 per share, compared to $0.39 in 1997. Sales, gross margins and SG&A all increased significantly due to results of the retail acquisitions. SG&A costs also rose due to retail expansions during the second half of 1998. The fourth quarter of 1998 was comprised of 13 weeks while the comparable quarter of 1997 was comprised of 14 weeks.

Operations
Manufacturing revenues increased 14% to $485 million on a 9.4% increase in homes sold. Manufacturing segment margins were 8.0% of related revenues for the quarter. Champion's wholesale shipments of multi-section homes rose 15% over last year's fourth quarter, while sales of single-section homes were up 1%. As a result, floors sold increased 10.6%. For the quarter, U.S. industry wholesale shipments of HUD code homes and floors were up 8.6% and 10.3%, respectively, from last year.

Retail sales rose to $178 million from $18 million a year ago due to retail acquisitions. Segment quarterly margins were 7.1% of retail sales and were affected by expansions in late 1998. Of the 3,617 total new homes sold, 54% were Champion produced.

Other Matters
Discontinued operations in 1997 include the results of operations and the sale of the commercial vehicles business, and income from a previously disposed business.


Manufactured Housing Industry Outlook

The industry's retail home sales were flat in 1998 from 1997 levels, according to data reported by Statistical Surveys, Inc. Industry wholesale shipments of HUD code homes increased 5.5% in 1998, following a decrease of 3% in 1997 and increases of 7% in 1996, 12% in 1995 and 20% in 1994, according to data reported by NCSBCS. Analysts' estimates for 1999 industry U.S. wholesale home shipments range from approximately equal to 1998 levels to a 7% increase. Management believes that 1999 wholesale shipments could suffer from the buildup of retail inventories that occurred during 1998.

The economic fundamentals that affect the industry continue to remain favorable. Employment levels and consumer confidence are strong, financing remains available despite some recent tightening, and interest rates are stable. Improved product quality and design enables manufactured homes to compete directly with site built homes, resulting in a broader market for manufactured housing. Changing demographics and lifestyles have increased consumer interest in high value, low maintenance manufactured homes. U.S. industry wholesale shipments of HUD code homes totaled 372,843 in 1998, representing an estimated 30% of all new single-family homes sold in the U.S. Management believes that moderate changes in interest rates will not have a significant direct impact on demand for manufactured housing. However, to the extent that increased interest rates reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence, demand for manufactured housing may be adversely affected.

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

The retail segment of the industry is currently undergoing significant change, including consolidation (vertical integration) by large housing manufacturers as well as by other professionally managed organizations. The Company is a major consolidator of manufactured housing retailers. One of the Company's related goals is to improve the retail buying experience for the home buyer.


Results of Operations 1997 Versus 1996

Overview
In 1997 Champion led the manufactured housing industry in wholesale revenues and wholesale multi-section homes sold. In 1996 Champion merged with Redman Industries, Inc. ("Redman") in a combination that was accounted for as a pooling of interests. Therefore, the Financial Statements and Management's Discussion and Analysis for 1996 are presented on a combined basis with Redman. Fiscal year 1997 was comprised of 53 weeks while 1996 was comprised of 52 weeks.

Operating income from continuing operations rose 27% to $116 million and net sales rose 6% to approximately $1.7 billion. Income from continuing operations reached $71 million, or $1.45 per share, compared to $69 million, or $1.40 per share, before nonrecurring charges in 1996.

During the second half of 1997, Champion announced its strategy to expand its manufactured housing operations by seeking acquisitions of key housing retailers in growth areas around the country. During 1997 Champion expanded its Lamplighter retail operations in the Northwest by acquiring or opening six new sales centers resulting in a year end total of 21 retail locations. In December 1997 Champion acquired Alpine Homes, Inc., a retailer in Colorado. The Company's 1997 retail sales rose to $61 million from $33 million in the prior year.


Consolidated
(Dollars in millions, except average home price)

                              1997            1996       % Change

Net sales
  Manufacturing              $1,652          $1,573          5%
  Retail                         61              33
  Less: intercompany            (38)            (23)
Total net sales              $1,675          $1,583          6%

Gross margin                 $  251          $  244          3%
SG&A                            135             131          3%
Nonrecurring merger charges       -              22
Operating income             $  116          $   91         27%

As a percent of sales
  Gross margin                 15.0%          15.4%
  SG&A                          8.1%           8.3%
  Operating income              7.0%           5.8%

Wholesale
  Home shipments              64,285          61,796          4%
  Floors sold                102,468          96,839          6%
  Multi-section mix              58%             56%
  Average price              $25,700         $25,400          1%
New retail homes sold            983             541


In 1997, Champion's U.S. wholesale shipments of HUD code homes increased 4.5% over 1996, while industry U.S. wholesale shipments were down 2.8% to 353,377 homes. Champion's HUD code floor shipments increased 6.6% in 1997 compared to a 1.0% increase for the U.S.

industry. Net sales revenues increased by almost 6%, equivalent to the increase in floors sold. Increased shipments of multi-section homes contributed to the higher average selling price per home. The Company's multi-section mix for the year was comparable to the industry's 57.9%. Champion's U.S. wholesale market share in 1997 rose to 17.7% from 16.5% in 1996, based on data reported by NCSBCS.

Gross margin and operating income percentages, excluding nonrecurring charges, slipped slightly as manufacturing costs rose, partially offset by lower material costs and SG&A expenses. The Company experienced lower levels of unfilled orders for much of the year, as retailers reduced inventories by an estimated 10% to 15% during the year. Lower unfilled orders, especially during the first two quarters, did not enable the Company's manufacturing plants to schedule production in a manner that could maximize utilization of direct labor and other productive resources. Additionally, during 1997 the Company opened six plants, increasing the number of manufactured home facilities at year end to 55. Because of lower unfilled orders, some of the new plants did not ramp up production as quickly as normal, which adversely affected margins. Material costs declined primarily because of additional purchasing power generated by Champion's merger with Redman. SG&A declined as a percent of sales due in part to the savings realized by closing the Redman corporate headquarters and combining corporate staffs. These savings were somewhat offset by higher regional and plant SG&A costs as some functions were decentralized.

In the fourth quarter of 1996, the Company recorded a pretax charge of $22 million, or $16.8 million after tax ($0.34 per share), for the nonrecurring costs associated with the Redman merger.

Other Matters
(In millions)                          1997          1996

Net interest income                    $ 0.9        $ 0.5
Income taxes                           $46.6        $39.7
Effective income tax rate                40%          43%
Income from discontinued operations    $ 4.5        $ 1.4


Net interest income increased in 1997 because of higher cash balances and no borrowings during the year on the Company's line of credit. Income tax expense increased in 1997 due to higher taxable income. The effective tax rate in 1996 was higher due to the nondeductible portion of the nonrecurring merger charges.

Discontinued operations include the results of operations and the sale of the commercial vehicles business, and income from a previous disposed business. Commercial vehicles sales for 1997 were $ 60 million, resulting in operating income of $1.4 million. This income was offset by pretax charges of $1.3 million, which were recorded for certain valuation and other reserves established in connection with the sale of the business. In 1996 sales were $61 million and operating income was $2.4 million.

In the fourth quarter of 1997, after tax income of $4.5 million, or $0.09 per share, was recognized from the collection of installment notes receivable and settlement of certain reserves that were established in connection with the 1993 disposal of a former Redman subsidiary.


Liquidity and Capital Resources

Cash balances totaled $24 million at January 2, 1999, a reduction of $36 million from the balances at January 3, 1998. In 1998 cash of $106 million was generated from operations, $9 million from discontinued operations, and $12 million from stock option exercises and related tax benefits. During the year, bank borrowings increased $118 million. Floor plan liabilities rose $134 million, including $105 million assumed with the Company's retail acquisitions. Net cash of $255 million was used for acquisitions, $49 million for capital improvements, and $5 million for deferred purchase price payments.

Assets and liabilities substantially increased during 1998 due to the retail acquisitions and higher wholesale revenues in December 1998 compared to December 1997. At January 2, 1999 debt was 39% of total capital. Earnings before interest, taxes, depreciation and amortization increased to $197 million in 1998 from $134 million in 1997.

In May 1998 the Company entered into a five-year revolving credit agreement for an unsecured line of credit totaling $325 million. The Company had $118 million of bank borrowings outstanding at January 2, 1999, compared to no bank borrowings outstanding a year ago.

In January 1999 the Company paid net cash of approximately $40 million for the acquisitions of Homes of Merit and Heartland Homes, with an additional $6 million due later in the year. In February 1999 the Company announced and commenced a stock repurchase program for up to 3.0 million shares of common stock.

The Company plans to spend up to $50 million in 1999 on capital expenditures, including the construction of three new manufacturing plants and further internal expansions of retail operations. In addition, the New York manufacturing facility destroyed by fire in January 1999 will be rebuilt. Further borrowings may be required during 1999 for capital improvements, retail acquisitions and expansion, common stock repurchases, and seasonal working capital needs.

The Company's return on average equity for 1998 was 27.5%. Consistent with its plan to improve shareholder value through investments in its operating businesses and share repurchases, the Company does not plan to pay cash dividends in the near term.

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

Impact of Inflation

Inflation has not had a material effect on the Company's operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

Bar chart showing Capital Expenditures (in millions)
1996      $  50
1997      $  38
1998      $  49

Bar chart showing Total Equity (in millions)
1996      $ 227
1997      $ 280
1998      $ 405

Bar chart showing Cash Provided by Continuing Operations (in millions)
1996      $  74
1997      $  99
1998      $ 106

Year 2000 Issue

The Company began assessments in prior years to identify the work required to assure that its computer systems successfully operate after January 1, 2000. This review included analyzing software internally developed, software licensed from third parties and the Year 2000 status of significant suppliers, including wholesale and retail financing companies. It has been determined that a small portion of Champion's computer systems could be affected by the Year 2000 Issue. The process of replacing or modifying such software and hardware has been started and remaining changes are expected to be completed by mid-1999. Costs incurred to date by the Company related to the Year 2000 Issue have been immaterial and were charged to expense as incurred. Remaining costs to make Champion's computer systems Year 2000 compliant are not expected to have a material effect on results of operations, liquidity or capital resources.

Champion is dependent upon licensed software for a significant portion of its computer applications. It has been represented by these suppliers that such third-party software is Year 2000 compliant. The Company's operations are also dependent on an adequate supply of raw materials, energy and utilities, delivery services, and wholesale and retail financing. A variety of vendors are used for these products and services, and the Company is reviewing its major vendors to determine the potential impact of the Year 2000 Issue. Management is not aware of any significant problems with these vendors relating to this issue. In the event that certain suppliers are not Year 2000 compliant, the Company could be adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL   DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth in the first part of the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held April 27, 1999 (the "Proxy Statement") is incorporated herein by reference.

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

     3.3 Certificate of Correction to Articles of Incorporation of the Registrant.

     3.4 Bylaws of the Registrant as amended through February 22, 1999.

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

     10.2 First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 University Drive, Auburn Hills, Michigan, filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.3 Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; PNC Bank, National Association, as Administrative Agent; Comerica Bank, as Documentation Agent; National City

Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank, N.A., and Wachovia Bank and Trust Company, N.A., as co-Agents, filed as Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter ended April 4, 1998 and incorporated herein by reference.

     10.4 First Amendment dated December 22, 1998 to the Credit Agreement dated May 5, 1998 between the Registrant, NBD Bank; Comerica Bank; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank, N.A., Wachovia Bank, N.A., and PNC Bank, National Association.

     10.5 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

     10.6 *Champion Enterprises, Inc. 1993 Management Stock Option Plan as amended and restated as of October 27, 1998.

     10.7 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.8 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.9 *Second Amendment dated April 28, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan.

     10.10 *Third Amendment dated October 27, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan.

     10.11 *Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.12 *Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

     10.13 *Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.14 *Letter Agreement dated February 12, 1997 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

     10.15 *Change in Control Severance Agreement dated March 3, 1997 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.16 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and John J. Collins, Jr.

     10.17 *Letter Agreement dated May 1, 1997 between the Registrant and Philip

C. Surles, filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.18 *Change in Control Severance Agreement dated June 13, 1997 between the Registrant and Philip C. Surles, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.19 *Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Registrant and Philip C. Surles, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.20 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and Philip C. Surles.

     10.21 *Letter Agreement dated December 15, 1997 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.22 *Non-Qualified Stock Option Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.23 *Letter Agreement dated September 10, 1998 between the Registrant and Joseph H. Stegmayer releasing the Registrant of its obligation related to the option in the Second Part of the January 12, 1998 Agreement.

     10.24 *Change in Control Severance Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.25 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and Joseph H. Stegmayer.

     10.26 *Employment and Noncompetition Agreement dated January 8, 1998 between the Registrant and M. Mark Cole.

     10.27 *Nonqualified Stock Option Agreement dated January 8, 1998 between the Registrant and M. Mark Cole.

     10.28 *Letter Agreement dated September 11, 1998 between the Registrant and
M. Mark Cole.

     10.29 *Non-Qualified Stock Option Agreement dated September 10, 1998 between the Registrant and M. Mark Cole.

     10.30 *Management Stock Purchase Plan, filed as Exhibit 4.1 to the Registrant's Form S-8 dated September 17, 1998 and incorporated herein by reference.

     10.31 *Deferred Compensation Plan, filed as Exhibit 4.2 to the Registrant's Form S-8 dated September 17, 1998 and incorporated herein by reference.

     10.32 *Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Registrant's Form S-8 dated February 26, 1999 and incorporated herein by reference.

     10.33 *Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan.

     11 Statement Regarding Computation of Per Share Earnings.

     21.1 Subsidiaries of the Registrant.

     23.1 Consent of PricewaterhouseCoopers LLP.

     27.1 Financial Data Schedule.


     99.1 Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

     (b) No reports on Form 8-K were filed during the last quarter of fiscal year ended January 2, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHAMPION ENTERPRISES, INC.

                             By:  /s/JOSEPH H. STEGMAYER
                                  Joseph H. Stegmayer
Dated:  March 19, 1999            Executive Vice President, Chief Strategic
                                  and Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                           Date


/s/WALTER R. YOUNG      Chairman of the Board of Directors,     March 19, 1999
Walter R. Young         President and Chief Executive Officer
                        (Principal Executive Officer)


/s/JOSEPH H. STEGMAYER  Executive Vice President, Chief         March 19, 1999
Joseph H. Stegmayer      Strategic and Financial Officer
                        (Principal Financial Officer)


/s/RICHARD HEVELHORST   Vice President and Controller           March 19, 1999
Richard Hevelhorst      (Principal Accounting Officer)


/s/ROBERT W. ANESTIS    Director                                March 19, 1999
Robert W. Anestis


/s/SELWYN ISAKOW        Director                                March 19, 1999
Selwyn Isakow


/s/BRIAN D. JELLISON    Director                                March 19, 1999
Brian D. Jellison


/s/ELLEN R. LEVINE      Director                                March 19, 1999
Ellen R. Levine


/s/GEORGE R. MRKONIC    Director                                March 19, 1999
George R. Mrkonic


/s/JOHNSON S. SAVARY    Director                                March 19, 1999
Johnson S. Savary


/s/ROBERT W. STARK      Director                                March 19, 1999
Robert W. Stark


/s/CARL L. VALDISERRI   Director                                March 19, 1999
Carl L. Valdiserri

                 CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS
                                     AND
                        FINANCIAL STATEMENT SCHEDULES



            Description                                   Page

Report of Independent Accountants                         F-2

Consolidated Statements of Income for
the Periods Ended January 2, 1999,
January 3, 1998, and December 28, 1996                    F-3

Consolidated Balance Sheets as of January 2, 1999
and January 3, 1998                                       F-4

Consolidated Statements of Cash Flows for the
Periods Ended January 2, 1999, January 3, 1998,
and December 28, 1996                                     F-5

Consolidated Statements of Shareholders' Equity
for the Periods Ended January 2, 1999,
January 3, 1998, and December 28, 1996                    F-6

Notes to Consolidated Financial Statements                F-7



All financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

                        Report of Independent Accountants

To the Board of Directors
and Shareholders of
Champion Enterprises, Inc.


In our opinion, based upon our audits, the financial statements listed in the index appearing under item 14(a) on page F-1 present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 5, 1999

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

=======================================================================================================================

(in thousands, except per share amounts)
                                                                                      Year ended
                                                                -------------------------------------------------------
                                                                JANUARY 2, 1999     January 3, 1998   December 28, 1996
-----------------------------------------------------------------------------------------------------------------------
NET SALES                                                           $2,254,255          $1,675,053           $1,582,829

Cost of sales                                                        1,852,676           1,423,595            1,338,800
-----------------------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                           401,579             251,458              244,029

Selling, general and administrative expenses                           231,295             135,028              130,629

Nonrecurring merger and other charges                                       --                  --               22,000
-----------------------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                       170,284             116,430               91,400

Interest income                                                          2,347               2,139                2,699

Interest expense                                                       (15,833)             (1,198)              (2,174)
-----------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                  156,798             117,371               91,925

Income taxes                                                            62,600              46,600               39,700
-----------------------------------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                                       94,198              70,771               52,225

Income from discontinued operations, net of taxes                           --               4,500                1,361
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $   94,198          $   75,271           $   53,586
=======================================================================================================================
BASIC EARNINGS PER SHARE

Income from continuing operations                                   $     1.97          $     1.49           $     1.10

Income from discontinued operations                                         --                0.10                 0.03
-----------------------------------------------------------------------------------------------------------------------
Net income                                                          $     1.97          $     1.59           $     1.13
=======================================================================================================================

DILUTED EARNINGS PER SHARE

Income from continuing operations                                   $     1.91          $     1.45           $     1.06

Income from discontinued operations                                         --                0.09                 0.03
-----------------------------------------------------------------------------------------------------------------------

NET INCOME                                                          $     1.91          $     1.54           $     1.09
=======================================================================================================================


See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

============================================================================
(in thousands, except par value)         January 2, 1999   January 3, 1998
----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                $   23,828           $  60,280
Accounts receivable, trade                   61,043              49,574
Inventories                                 244,142              73,291
Deferred taxes and other current assets      56,627              46,373
------------------------------------------------------------------------

Total current assets                        385,640             229,518
------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
Land and improvements                        32,010              26,015
Buildings and improvements                  146,811             109,447
Machinery and equipment                      87,023              67,287
------------------------------------------------------------------------

                                            265,844             202,749
Less-accumulated depreciation                74,881              59,230
------------------------------------------------------------------------

                                            190,963             143,519
------------------------------------------------------------------------

GOODWILL                                    449,821             134,865
Less-accumulated amortization                24,071              15,193
------------------------------------------------------------------------

                                            425,750             119,672
------------------------------------------------------------------------

OTHER ASSETS                                 19,319               8,541
------------------------------------------------------------------------

                                         $1,021,672           $ 501,250
========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Floor plan payable                       $  135,332           $   1,112
Accounts payable                             47,762              24,646
Accrued dealer discounts                     52,225              42,927
Accrued warranty obligations                 46,032              40,819
Accrued compensation and payroll taxes       45,007              25,014
Other current liabilities                    67,347              48,906
------------------------------------------------------------------------

Total current liabilities                   393,705             183,424
------------------------------------------------------------------------

LONG-TERM LIABILITES
Long-term bank debt                         118,000                  --
Deferred portion of purchase price           47,200               5,400
Other long-term liabilities                  57,521              32,010
------------------------------------------------------------------------

                                            222,721              37,410
------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, no par value,
 5,000 authorized, none issued                   --                 --
Common stock, $1 par value,
 120,000 authorized,
 1998-48,270 issued and outstanding
 1997-46,600 issued and outstanding          48,270              46,600
Capital in excess of par value               43,649              14,338
Retained earnings                           314,940             220,742
Foreign currency translation adjustments     (1,613)             (1,264)
------------------------------------------------------------------------

Total shareholders' equity                  405,246             280,416
------------------------------------------------------------------------

                                         $1,021,672           $ 501,250
========================================================================

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

==============================================================================
                                            Year ended
                      --------------------------------------------------------
 (in thousands)       January 2, 1999     January 3, 1998   December 28, 1996
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing
 operations                $   94,198          $   70,771         $    52,225
------------------------------------------------------------------------------

Adjustments to reconcile income
 from continuing operations to net
 cash provided by operating activities
 Depreciation and
  amortization                 26,911              17,091              14,463
 Deferred income taxes           (400)             (1,000)            (11,500)
 Increase/decrease, net of acquisitions
  Accounts receivable           1,312              16,190              (5,672)
  Inventories                 (51,244)             (6,036)             (8,876)
  Accounts payable             14,471              (5,865)              3,454
  Accrued liabilities          26,212              10,925              14,120
  Merger reserve                 (302)             (6,759)             11,221
  Other, net                   (5,369)              3,931               4,372
------------------------------------------------------------------------------

Total adjustments              11,591              28,477              21,582
------------------------------------------------------------------------------

Net cash provided by continuing
 operating activities         105,789              99,248              73,807

------------------------------------------------------------------------------

CASH FLOWS FROM DISCONTINUED OPERATIONS
Income from discontinued
 operations                        --               4,500               1,361
Proceeds on disposal            9,710                  --                  --
(Increase) decrease in net
 assets of discontinued
 operations                      (459)              3,278              (5,129)
------------------------------------------------------------------------------

Net cash provided by (used for)
 discontinued operations        9,251               7,778              (3,768)
------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property
 and equipment                (49,120)            (38,266)            (50,094)
Purchases of short-term
 investments                       --                  --             (25,660)
Maturities of short-term
 investments                       --                  --              36,000
Acquisitions                 (255,083)                 --             (18,778)
Deferred purchase price
 payments                      (5,100)             (4,200)             (8,900)
Other                              --               2,881                 899
------------------------------------------------------------------------------

Net cash used for investing
 activities                  (309,303)            (39,585)            (66,533)
------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in
 long-term bank debt          118,000                  --                  --
Increase (decrease) in
 other long-term debt          (1,884)                516              (2,796)
Net increase in floor
 plan payable                  29,555                  --                  --
Common stock issued, net        7,040               6,736               2,735
Common stock repurchased           --             (36,732)            (13,222)
Tax benefit of stock options
 exercised                      5,100               2,962               1,800
------------------------------------------------------------------------------

Net cash provided by
 (used for) financing
 activities                   157,811             (26,518)            (11,483)
------------------------------------------------------------------------------

Net increase (decrease) in
 cash and cash equivalents    (36,452)             40,923              (7,977)
Cash and cash equivalents
 at beginning of period        60,280              19,357              27,334
------------------------------------------------------------------------------

Cash and cash equivalents
 at end of period          $   23,828          $   60,280          $   19,357
==============================================================================
ADDITIONAL CASH FLOW INFORMATION
Cash paid for interest     $   14,919          $      666          $    2,280
Cash paid for income taxes $   53,259          $   42,938          $   53,276
------------------------------------------------------------------------------

CASH FLOWS FROM ACQUISITIONS
Guaranteed purchase price  $  285,675                  --          $   35,500
Less: Deferred portion of
 guaranteed purchase price    (17,577)                 --             (14,500)
Less: Cash acquired           (15,193)                 --              (4,435)
Plus: Acquisition costs
 and mortgage payoffs           2,178                  --               2,213
------------------------------------------------------------------------------

                           $  255,083                  --          $   18,778
==============================================================================

See accompanying Notes to Consolidates Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

============================================================================================================
                                                                                     Foreign
                                 Common stock         Capital in                    currency
                              --------------------     excess of      Retained   translation
(in thousands)                Shares        Amount     par value      earnings   adjustments          Total
------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 30, 1995     31,869     $  31,869     $  47,377    $   97,872     $    (976)     $ 176,142

Net income                        --            --            --        53,586            --         53,586
Less: net income of Redman
 for the quarter ended
 March 29, 1996                   --            --            --        (5,987)           --         (5,987)
Stock option and benefit plans   538           538         4,031            --            --          4,569
Common stock repurchases        (179)         (179)       (3,276)           --            --         (3,455)
Two-for-one stock split       15,467        15,467       (15,467)           --            --             --
Tax benefit of stock options      --            --         1,800            --            --          1,800
Translation adjustments           --            --            --            --           (21)           (21)
------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 28, 1996     47,695        47,695        34,465       145,471          (997)       226,634

Net income                        --            --            --        75,271            --         75,271
Stock option and benefit plans 1,159         1,159        11,389            --            --         12,548
Common stock repurchases      (2,254)       (2,254)      (34,478)           --            --        (36,732)
Tax benefit of stock options      --            --         2,962            --            --          2,962
Translation adjustments           --            --            --            --          (267)          (267)
------------------------------------------------------------------------------------------------------------

BALANCE JANUARY 3, 1998       46,600        46,600        14,338       220,742        (1,264)       280,416

Net income                        --            --            --        94,198            --         94,198
Stock option and benefit plans 1,208         1,208        12,579            --            --         13,787
Tax benefit of stock options      --            --         5,100            --            --          5,100
Issuance for acquisition         462           462        11,632            --            --         12,094
Translation adjustments           --            --            --            --          (349)          (349)
------------------------------------------------------------------------------------------------------------
BALANCE JANUARY 2, 1999       48,270     $  48,270     $  43,649    $  314,940     $  (1,613)     $ 405,246
============================================================================================================

See accompanying Notes to Consolidated Statements.

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

Business
The Company is the leading producer of manufactured housing with operations and markets located throughout the U.S. and in western Canada. The Company is also a leading retailer of manufactured housing with 264 sales centers in 28 states.

Revenue Recognition
For wholesale shipments to independent retailers, sales revenue is recognized when wholesale floor plan financing or retailer credit approval has been received and the home is shipped. For Company owned retail sales centers, sales revenue is recognized when funds have been released by the finance company (financed deals) or when cash has been received from the home buyer (cash deals), and title has been transferred to the retail home buyer.

Cash and Cash Equivalents
Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase. These investments are carried at cost which approximates market value because of their short maturities.

Depreciation
Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements-3 to 15 years; buildings and improvements-8 to 33 years; and machinery and equipment-3 to 15 years.

Inventories
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method for manufacturing operations and the specific identification method for retail operations.

Year End
The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1998 and 1996 were each comprised of 52 weeks and fiscal year 1997 was comprised of 53 weeks.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited, generally 40 years. Amortization expense was $9.2 million, $3.8 million and $3.5 million in 1998, 1997 and 1996, respectively. The recoverability of goodwill is evaluated annually, primarily based on each business' projected undiscounted cash flows.

Warranty Obligations
The Company's manufacturing operations provide the retail home buyer with a twelve-month warranty from the date of retail purchase. Estimated warranty costs are accrued at the time of sale.

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


Note 2-Earninqs per Share

Earnings per share ("EPS") amounts presented for all periods in these financial statements have been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

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

The denominators used in the Company's EPS calculations are as follows. Weighted average shares outstanding are used in calculating basic EPS. Weighted average shares outstanding plus the effect of dilutive securities are used in calculating diluted EPS. The Company's dilutive securities consist of its outstanding stock options. A reconciliation of the denominators follows:


(in thousands)                             1998         1997         1996

Weighted average shares outstanding       47,780       47,483       47,515
Effect of dilutive securities-options      1,504        1,392        1,812
Shares for diluted EPS                    49,284       48,875       49,327


Note 3-Business Combinations

1998 Acquisitions
During 1998 the Company purchased 14 manufactured housing retail organizations and one manufactured home building facility. The aggregate purchase price for these acquisitions consisted of guaranteed purchase price of $295 million and contingent purchase price of up to $160 million, potentially payable over the next five years based upon the future performance of the acquired businesses. These retailers had floor plan liabilities of $105 million at the time of acquisition. During 1998 the Company made guaranteed purchase price payments of cash totaling $265 million and shares of common stock valued at $12 million. The remaining portion of the guaranteed purchase price payments will be paid over the next three years. In addition, the Company paid $3 million during 1998 for other retail businesses.

These acquisitions were accounted for using the purchase method and resulted in the recognition of $315 million of goodwill, including $35 million of contingent purchase price recorded. Recognition of additional purchase price related to contingent amounts will result in the recording of a corresponding amount of goodwill. The results of operations of the acquired companies are included with those of the Company commencing on the respective acquisition dates.

Following are the summarized unaudited pro forma combined results of operations for the years ended January 2, 1999 and January 3, 1998, assuming the acquisitions had taken place at the beginning of each of those fiscal years. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.


(In millions, except per share amounts)         1998        1997

Net sales                                      $2,406      $2,154
Income from continuing operations
 before income taxes                              160         134
Income taxes                                       64          54
Income from continuing operations                  96          80
Per diluted share                               $1.95       $1.64

1996 Merger
On October 24, 1996, Redman Industries, Inc. (Redman) was merged with and into the Company, and 16.5 million shares of the Company's common stock were issued in exchange for all of the outstanding common stock of Redman. The merger was accounted for as a pooling of interests, and accordingly, the accompanying 1996 financial statements and prior year information have been restated to include the financial position and results of operations of Redman. In connection with the merger, the Company recorded nonrecurring charges of $22 million ($16.8 million after tax or $0.34 per share) in the quarter ended December 28, 1996.


Note 4-Inventories

During 1998 inventories substantially increased due to retail acquisitions.

A summary of inventories by component at January 2, 1999 and January 3, 1998 follows:

(In thousands)                          1998          1997

Raw materials and work-in-process    $ 60,259       $49,745
Manufactured homes                    183,883        23,546
                                     $244,142       $73,291

Note 5-Debt

In May 1998 the Company entered into a five-year revolving credit agreement with a group of banks for an unsecured line of credit for $325 million, including $60 million of availability to cover letters of credit. At the Company's option, borrowings are subject to interest at either the bank's prime rate or the bank's Eurodollar rate plus 0.575% to 1.0%. The Company is subject to an annual commitment fee ranging from 0.15% to 0.25% on the entire facility and a fee for outstanding letters of credit.

The agreement provides for annual reductions in the line of credit in September of each year, reducing the line to the following amounts: $275 million in 1999, $200 million in 2000 and $175 million in 2001.

The agreement contains covenants which, among other things, limit additional indebtedness and require maintenance of certain financial ratios and minimum net worth. The amount of unrestricted retained earnings at January 2, 1999 was $134 million. The weighted average interest rate on amounts borrowed at January 2, 1999 was 6.2%. Letters of credit outstanding at January 2, 1999 totaled $14 million, to support insurance requirements.

Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate minus 0.5% to the prime rate plus 1.5%.


Note 6-Shareholders' Equity

The Company currently has 120 million shares of common stock authorized. In February 1999 the Board of Directors authorized a common stock repurchase program for up to 3.0 million shares, replacing the 1997 repurchase authorization.

In 1997 the Company expended $37 million to acquire 2.25 million shares of its common stock under a Board of Directors authorized share repurchase program for up to 4.0 million shares.

There are five million authorized but unissued shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation.

The Board of Directors has reserved 750,000 preferred shares for issuance in connection with the Shareholders Rights Plan (Rights Plan), which was adopted on January 9, 1996. Pursuant to the Rights Plan, each outstanding share of common stock is entitled to one Preferred Stock Purchase Right. Each Right entitles shareholders to buy one two-hundredth share of preferred stock for $140 and becomes exercisable only if a third party acquires or announces an intention to acquire 20% or more of the Company's common stock. The Rights expire on February 5, 2006 unless redeemed or exercised.


 Note 7-Income Taxes

Pretax income from continuing operations for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996 was taxed under the following jurisdictions:


(in thousands)             1998         1997           1996

Domestic                $155,716      $116,105       $90,165
Foreign                    1,082         1,266         1,760
Total                   $156,798      $117,371       $91,925

The provisions for income taxes from continuing operations were as follows:

(in thousands)            1998         1997           1996
Current:
Federal                 $54,400      $40,000        $44,500
Foreign                     600          600            900
State                     8,000        7,000          5,800
Total current            63,000       47,600         51,200

Deferred:
Federal                    (300)        (800)       (10,500)
Foreign                     (50)        (100)          (100)
State                       (50)        (100)          (900)
Total deferred             (400)      (1,000)       (11,500)
Total provision         $62,600      $46,600        $39,700


The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

(in thousands)

                                   1998         1997           1996
Statutory U.S. tax rate          $54,900      $41,100        $32,200

Increase in rate resulting from:
Higher rates on earnings of
  foreign operations                 200          100            100
Merger costs                           -            -          3,100
State taxes, net of
  federal benefit                  5,200        4,500          3,100
Other                              2,300          900          1,200
Total provision                  $62,600      $46,600        $39,700
Effective tax rate                   40%          40%            43%


Deferred tax assets and liabilities are comprised of the following as of January
2, 1999 and January 3, 1998:


(in thousands)                        1998         1997
Assets:
Warranty reserve                     $21,800     $19,800
Insurance accruals                     9,200       7,900
Environmental reserves                   200       1,300
Dealer discounts                       1,200       1,400
Employee compensation                  6,200       5,200
Reserve for repurchase                 5,500       1,300
Loss carryforwards                       300         400
Merger costs                           1,300       1,400
Retail reserves                        3,000           -
Other                                  7,000       6,200
Gross deferred tax assets             55,700      44,900

Liabilities:
Depreciation                           3,600       3,300
Canadian withholding                     400         500
Safe harbor leases                     3,100       4,100
Goodwill                               7,400       4,300
Other                                  1,300       1,800
Gross deferred tax liabilities        15,800      14,000
Net assets                           $39,900     $30,900


Note 8-Retirement Plans

The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing one year of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees' contributions.
Company contributions vest when made. Amounts expensed under these plans were $3.4 million in 1998, $2.4 million in 1997 and $2.8 million in 1996


Note 9-Discontinued Operations

Income from discontinued operations was comprised of the following:


(in thousands)                       1997       1996
Champion Motor Coach, Inc.
   Income from operations          $  800     $1,361
   Loss on disposal                  (800)         -
Income from prior disposal          4,500          -
                                   $4,500     $1,361

In December 1997 the Company entered into an agreement to sell the assets of Champion Motor Coach, Inc., its commercial vehicles business which manufactures mid-size buses. The sale was completed in February 1998. The buyer paid approximately $10 million in cash and assumed certain liabilities of the business. The loss on disposal was triggered by certain valuation and other reserves established in connection with the sale of the business. Net sales of the business were $60 million and $61 million for 1997 and 1996, respectively. Income from operations is net of taxes of $0.5 million and $0.9 million for 1997 and 1996, respectively. The loss on disposal is net of a tax benefit of $0.5 million.

Income from prior disposal is related to the collection of installment notes receivable and settlement of certain reserves that were established in connection with the 1993 disposal of a former Redman subsidiary.


Note 10-Contingent Liabilities

It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with lending institutions which provide wholesale floor plan financing to retailers. A majority of the Company's manufacturing sales are made pursuant to these agreements, which generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a retailer's default. In addition, the Company has guaranteed, on a limited basis, obligations of certain retailers to a lending institution under a Company sponsored floor plan financing program. The contingent liabilities under these agreements are spread over many retailers and financial institutions and are reduced by the resale value of the homes which are required to be repurchased or repossessed. Losses incurred in connection with these agreements have been immaterial and estimated losses are provided for currently. The maximum potential repurchase obligation is approximately $760 million at January 2, 1999, excluding any resale value.

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

The Company is a party to various environmental investigations and remediations. During 1998 $3 million was paid to settle an environmental matter which had been previously accrued. Potential insurance recoveries have not been recorded. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on the Company's financial position or results of operations.

The Company is contingently obligated for approximately $20 million under surety bonds, generally to support insurance, licensing and service bonding requirements.


Note 11-Stock Option and Incentive Plans

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

Amounts charged to expense in connection with the grants and awards under these plans and agreements totaled $6.8 million in 1998, $4.4 million in 1997, and $1.2 million in 1996, excluding amounts included in nonrecurring merger costs. There were 745,000 and 731,000 shares reserved for future grants and awards at January 2, 1999 and January 3, 1998, respectively.

The following table summarizes the changes in outstanding stock options during the last three years:


                                                                Weighted average
                                       Number of shares          exercise price
Outstanding at December 30, 1995         4,943,340                    $7.33
Granted                                    719,396                    15.08
Exercised                                 (716,329)                    6.33
Canceled                                  (253,403)                    7.56

Outstanding at December 28, 1996         4,693,004                     8.65
Granted                                    788,000                    13.76
Exercised                               (1,128,144)                    7.89
Canceled                                  (236,000)                   12.26

Outstanding at January 3, 1998           4,116,860                     9.62
Granted                                  3,898,600                    20.54
Exercised                               (1,304,843)                    7.75
Canceled                                  (783,523)                   19.13

Outstanding at January 2, 1999           5,927,094                   $15.95


The following table summarizes information about stock options outstanding at January 2, 1999:

                            Options Outstanding             Options Exercisable
                                  Weighted    Average                    Average
                                  average    exercise                   exercise
   Range of          Number        life      price per      Number      price per
exercise prices    outstanding    (years)      share      exercisable     share
---------------    -----------    --------   ---------    -----------   ---------
$1.38-$7.00           592,900       4.7       $ 4.46        592,900      $ 4.46
$7.01-$14.00        1,598,266       6.3         8.86        715,866        9.39
$14.01-$21.00       2,121,699       8.9        18.86        234,160       17.02
$21.01-$29.38       1,614,229       9.6        23.38          4,000       22.63
                    ---------       ---       ------      ---------      ------
                    5,927,094       8.0       $15.95      1,546,926      $ 8.69
                    =========       ===       ======      =========      ======

As of January 3, 1998, exercisable shares totaled 1,111,380 with a weighted average exercise price of $7.15 per share.

The number of shares granted through stock awards in 1998, 1997 and 1996 were 34,400, 154,400 and 29,010, respectively, with grant date fair values per share of $24.63, $18.10 and $19.22, respectively.

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


                                1998           1997          1996

Net income (in 000's):        $90,818         $73,171      $50,601
Diluted EPS                    $ 1.84          $ 1.50       $ 1.02

In determining the pro forma amounts in accordance with Statement 123, the fair value of each stock option grant or award is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                 1998           1997          1996

Risk free interest rate          5.2%            6.1%          5.6%
Expected life (years)            4.4             3.2           3.3
Expected volatility               38%             42%           43%
Expected dividend                  -               -             -

The weighted average per share fair value of stock options granted during 1998, 1997 and 1996 were $9.01, $6.75 and $6.90, respectively, for options granted at market value, and $13.11, $9.37 and $10.17, respectively, for options granted at less than market value. Total stock based compensation cost that would have been charged to income under Statement No. 123 was $12.4 million, $7.5 million and $5.8 million for 1998, 1997 and 1996, respectively, excluding amounts included in nonrecurring charges in 1996.


Note 12-Segment Information

In 1998 the Company adopted Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates principally in two segments in the manufactured housing industry: (1) production and wholesale distribution, and (2) retail selling. Prior to 1998, the Company's retail segment was immaterial. Therefore, prior year segment information is not being reported. The accounting policies of the segments are the same as those described in the Note 1 "Summary of Significant Accounting Policies." Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment. The Company evaluates the performance of its segments and allocates resources to them primarily based on earnings before interest, taxes, goodwill amortization and corporate office costs (EBITA) and return on net capital employed (working capital plus net fixed assets).

Expenditures during 1998 for long-lived assets were $38 million for the manufacturing segment and $325 million for the retail segment, including goodwill for each segment. In addition, corporate expenditures for long-lived assets totaled $1 million.

Reconciliations of segment sales to consolidated sales and segment EBITA to consolidated operating income for 1998, and segment assets to consolidated assets as of January 2, 1999, were as follows:

(in thousands)


Net sales
   Manufacturing                   $1,898,596
   Retail                             561,659
   Less: intercompany                (206,000)
   Consolidated net sales          $2,254,255

Operating income
   Manufacturing EBITA               $164,863
   Retail EBITA                        47,259
   General corporate expenses         (22,419)
   Intercompany profit elimination    (10,200)
   Goodwill amortization               (9,219)
   Consolidated operating income     $170,284

Total assets
   Manufacturing                      $421,670
   Retail                              546,460
   Corporate                            74,346
   Intercompany elimination            (20,804)
   Consolidated total assets        $1,021,672

Note 13-Leases

Most of the Company's retail sales locations are leased under terms that range from monthly to five years. Aggregate rentals for these leased facilities approximate $9 million annually.


Note 14-Subsequent Events

In early January 1999 the Company completed its acquisition of the outstanding common stock of Homes of Merit, Inc. and Heartland Homes Group. Homes of Merit is the largest producer of manufactured housing in Florida. Heartland Homes is a Texas retailer of manufactured homes. The aggregate guaranteed purchase price was cash of $62 million. The acquisitions were accounted for using the purchase method and resulted in the recording of $40 million of goodwill. The Company is contingently obligated for additional purchase price payments of up to $61.5 million over the next four years depending on future performance of the acquired businesses. The aggregate 1998 sales of these acquisitions were $185 million.

In January 1999 the Company's manufacturing facility in New York was destroyed by fire. The effect on the Company should be immaterial. A newly-constructed facility should be completed this spring at the same location.

In February 1999 the Board of Directors authorized a common stock repurchase program for up to 3.0 million shares.

NOTE 15-QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)


                                          First         Second          Third         Fourth
                                        quarter        quarter        quarter        quarter          Total
1998
Net sales
 Manufacturing                       $  424,426     $  494,392     $  495,285     $  484,493     $1,898,596
 Retail                                  66,599        144,108        172,660        178,292        561,659
  Less: intercompany                    (28,000)       (56,000)       (53,000)       (69,000)      (206,000)
Total net sales                         463,025        582,500        614,945        593,785      2,254,255
Cost of sales                           389,364        477,542        500,236        485,534      1,852,676
Gross margin                             73,661        104,958        114,709        108,251        401,579
Selling, general and
 administrative expenses                 43,288         58,394         63,257         66,356        231,295
Operating income                         30,373         46,564         51,452         41,895        170,284
Interest expense, net                      (956)        (3,634)        (4,643)        (4,253)       (13,486)
Pretax income-continuing operations      29,417         42,930         46,809         37,642        156,798
Income-continuing operations             17,617         25,830         28,109         22,642         94,198
Net income                               17,617         25,830         28,109         22,642         94,198
Basic earnings per share                    .37            .54            .59            .47           1.97
Diluted earnings per share           $      .36     $      .52     $      .57     $      .46     $     1.91
Homes sold
  Wholesale                              16,175         18,456         18,010         17,718         70,359
  Retail-new                              1,484          3,061          3,576          3,617         11,738
  Retail-used                               346            659            847          1,015          2,867
Wholesale multi-section mix                  60%            62%            64%            64%            63%
Locations at period end
  Home building facilities                   56             57             59             60             60
  Home centers                              143            188            233            246            246

------------------------------------------------------------------------------------------------------------


1997
Net sales
  Manufacturing                     $   359,238      $ 434,230     $  435,090     $  423,671     $1,652,229
  Retail                                  7,811         17,446         17,316         18,051         60,624
   Less: intercompany                    (4,092)        (9,316)       (12,388)       (12,004)       (37,800)
Total net sales                         362,957        442,360        440,018        429,718      1,675,053
Cost of sales                           308,756        378,535        372,243        364,061      1,423,595
Gross margin                             54,201         63,825         67,775         65,657        251,458
Selling, general and
 administrative expenses                 31,617         33,730         34,552         35,129        135,028
Operating income                         22,584         30,095         33,223         30,528        116,430
Interest income, net                         70            112            157            602            941
Pretax income-continuing operations      22,654         30,207         33,380         31,130        117,371
Income-continuing operations             13,654         18,107         20,080         18,930         70,771
Income discontinued operations              185             93            481          3,741          4,500
Net income                               13,839         18,200         20,561         22,671         75,271
Basic earnings per share
  Income-continuing operations             0.28           0.38           0.43           0.41           1.49
  Income-discontinued operations           0.01           0.00           0.01           0.08           0.10
  Net income                               0.29           0.38           0.44           0.49           1.59
Diluted earnings per share
  Income-continuing operations             0.27           0.37           0.42           0.39           1.45
  Income-discontinued operations           0.01           0.00           0.01           0.08           0.09
  Net income                         $     0.28     $     0.37     $     0.43     $     0.47     $     1.54
Homes sold
  Wholesale                              14,247         17,302         16,535         16,201         64,285
  Retail-new                                123            277            285            298            983
  Retail-used                                10             21             28             28             87
Wholesale multi-section mix                  55%            55%            60%            61%            58%
Locations at period end
  Home building facilities                   50             53             53             55             55
  Home centers                               15             16             21             22             22
------------------------------------------------------------------------------------------------------------

Fourth quarter 1997 discontinued operations includes $4.5 million ($0.09 per diluted share) of income related to the collection of notes receivable and the settlement of certain reserves established in connection with the 1993 disposal of a former Redman subsidiary.

Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to the changes in shares outstanding.

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

     3.3 Certificate of Correction to Articles of Incorporation of the Registrant.

     3.4        Bylaws of the Registrant as amended through February 22, 1999.

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

    10.2 First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Registrant and University
                Development Company relating to the premises located at 2701
                University Drive, Auburn Hills, Michigan, filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

    10.3        Credit Agreement dated May 5, 1998 by and among Champion
                Enterprises, Inc.; the guarantors party; the banks party; PNC
                Bank, National Association, as Administrative Agent; Comerica
                Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank,
                N.A., and Wachovia Bank and Trust Company, N.A., as co-Agents, filed as Exhibit 10 to the Registrant's Form 10-Q for the fiscal quarter ended April 4, 1998 and incorporated herein by reference.


    10.4 First Amendment dated December 22, 1998 to the Credit Agreement dated May 5, 1998 between the Registrant, NBD Bank; Comerica
                Bank; National City Bank, Harris Trust and Savings Bank, Keybank
                National Association, Nationsbank, N.A., Wachovia Bank, N.A., and PNC Bank, National Association.

    10.5 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

    10.6        *Champion Enterprises, Inc. 1993 Management Stock Option
                Plan as amended and restated as of October 27, 1998.

    10.7        *Champion Enterprises, Inc. 1995 Stock Option and Incentive
                Plan, filed as Exhibit 10.1 to the Registrant's Registration
                Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

    10.8        *First Amendment to the Champion Enterprises, Inc. 1995 Stock
                Option and Incentive Plan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

    10.9        *Second  Amendment dated April 28, 1998 to the Champion
                Enterprises, Inc. 1995 Stock Option and Incentive Plan.

    10.10       *Third Amendment dated October 27, 1998 to the Champion
                Enterprises,  Inc. 1995 Stock Option and Incentive Plan.

    10.11       *Champion Enterprises, Inc. 1995 Stock Retainer Plan for
                Non-employee Directors, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated May 1,
                1995 and incorporated herein by reference.

    10.12 *Letter Agreement dated April 27, 1990 between the Registrant and Walter R. Young, filed as Exhibit 10.3 to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

    10.13       *Amendment dated August 31, 1995 to the Letter Agreement dated
                April 27, 1990 between the Registrant and Walter R. Young, filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

    10.14 *Letter Agreement dated February 12, 1997 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.25 to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

    10.15 *Change in Control Severance Agreement dated March 3, 1997 between the Registrant and John J. Collins, Jr., filed as
                Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

    10.16       *Amendment  to Change in  Control  Severance  Agreement dated
                February 18, 1999 between the Registrant and John J. Collins,
                Jr.

    10.17       *Letter Agreement dated May 1, 1997 between the Registrant and
                Philip C. Surles, filed as Exhibit 10.31 to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

    10.18 *Change in Control Severance Agreement dated June 13, 1997 between the Registrant and Philip C. Surles, filed as Exhibit
                10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

    10.19       *Confidentiality and Noncompetition Agreement dated June 13,
                1997 between the Registrant and Philip C. Surles, filed as
                Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

    10.20       *Amendment to Change in Control Severance Agreement dated
                February 18, 1999 between the Registrant and Philip C. Surles.


    10.21 *Letter Agreement dated December 15, 1997 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

    10.22 *Non-Qualified Stock Option Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer, filed as Exhibit
                10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

    10.23       *Letter Agreement dated September 10, 1998 between the
                Registrant and Joseph H. Stegmayer releasing the Registrant of its obligation related to the option in the Second Part of the January 12, 1998 Agreement.

    10.24 *Change in Control Severance Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer, filed as Exhibit
                10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

    10.25       *Amendment to Change in Control Severance Agreement dated
                February 18, 1999 between the Registrant and Joseph H.
                Stegmayer.

    10.26 *Employment and Noncompetition Agreement dated January 8, 1998 between the Registrant and M. Mark Cole.

    10.27 *Nonqualified Stock Option Agreement dated January 8, 1998 between the Registrant and M. Mark Cole.

    10.28       *Letter Agreement dated September 11, 1998 between the
                Registrant and M. Mark Cole.

    10.29 *Non-Qualified Stock Option Agreement dated September 10, 1998 between the Registrant and M. Mark Cole.

    10.30       *Management Stock Purchase Plan, filed as Exhibit 4.1 to the
                Registrant's Form S-8 dated September 17, 1998 and incorporated herein by reference.

    10.31       *Deferred Compensation Plan, filed as Exhibit 4.2 to the
                Registrant's Form S-8 dated September 17, 1998 and incorporated herein by reference.

    10.32 *Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Registrant's Form S-8 dated February 26, 1999 and incorporated herein by reference.

    10.33       *Consent in Lieu of a Special Meeting of the Deferred
                Compensation Committee dated January 1, 1999 to amend the
                Corporate Officer Stock Purchase Plan.

    11          Statement Regarding Computation of Per Share Earnings.

    21.1        Subsidiaries of the Registrant.

    23.1        Consent of PricewaterhouseCoopers LLP.

    27.1        Financial Data Schedule.

    99.1        Proxy Statement for the Registrant's 1999 Annual Meeting of
                Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.


Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above exhibits to any shareholder upon written request addressed to the Public Relations Department, Champion Enterprises, Inc., 2701 University Drive, Suite 300, Auburn Hills, Michigan 48326.