Form 10-Q
period 1999-04-03
CHAMPION ENTERPRISES INC
filed 1999-05-06
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


For Quarter Ended April 3, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from           to


Commission file number 1-9751


                           CHAMPION ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


            MICHIGAN                                             38-2743168
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2701 University Drive, Suite 300, Auburn Hills, MI                  48326
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

      48,586,450 shares of the registrant's $1.00 par value Common Stock were outstanding as of April 23, 1999.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                         Consolidated Income Statements
                    (In thousands, except per share amounts)


                                                          Three Months Ended
                                                        April 3,       April 4,
                                                          1999           1998
Net sales                                              $ 624,630      $ 463,025

Cost of sales                                            513,603        389,364

Gross margin                                             111,027         73,661

Selling, general and administrative expenses              70,293         43,288

Operating income                                          40,734         30,373

Other income (expense):
    Interest income                                          509            376
    Interest expense                                      (6,488)        (1,332)

Income before income taxes                                34,755         29,417

Income taxes                                              13,600         11,800

Net income                                             $  21,155      $  17,617



Basic earnings per share                               $    0.44      $    0.37

Weighted shares for basic EPS                             48,437         47,087



Diluted earnings per share                             $    0.43      $    0.36

Weighted shares for diluted EPS                           49,520         48,645

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                           Consolidated Balance Sheets
                    (In thousands, except par value amount)

                                                      April 3,       January 2,
                                                        1999            1999
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                         $    24,639     $    23,828
  Accounts receivable, trade                            112,057          61,043
  Inventories                                           275,853         244,142
  Deferred taxes and other current assets                63,118          56,627
    Total current assets                                475,667         385,640

PROPERTY AND EQUIPMENT
  Cost                                                  282,520         265,844
  Less-accumulated depreciation                          77,776          74,881
                                                        204,744         190,963

GOODWILL
  Cost                                                  496,086         449,821
  Less-accumulated amortization                          27,414          24,071
                                                        468,672         425,750

OTHER ASSETS                                             26,928          19,319
     Total assets                                   $ 1,176,011     $ 1,021,672

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                                $   147,300     $   135,332
  Accounts payable                                       70,034          47,762
  Accrued dealer discounts                               43,451          52,225
  Accrued warranty obligations                           49,964          46,032
  Accrued compensation and payroll taxes                 33,128          45,007
  Other current liabilities                              99,578          67,347
    Total current liabilities                           443,455         393,705

LONG-TERM LIABILITIES
  Long-term bank debt                                   200,000         118,000
  Deferred portion of purchase price                     34,700          47,200
  Other long-term liabilities                            67,878          57,521
                                                        302,578         222,721

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                  --              --
  Common stock, $1 par value, 120,000 shares
    authorized, 48,523 and 48,270 shares issued
    and outstanding, respectively                        48,523          48,270
  Capital in excess of par value                         46,827          43,649
  Retained earnings                                     336,095         314,940
  Foreign currency translation adjustments               (1,467)         (1,613)
    Total shareholders' equity                          429,978         405,246

    Total liabilities and shareholders' equity      $ 1,176,011     $ 1,021,672

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                          Three Months Ended
                                                         April 3,     April 4,
                                                           1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  21,155    $  17,617
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                              9,034        5,647
  Increase/decrease, net of acquisitions
    Accounts receivable                                    (47,068)     (46,563)
    Inventories                                            (22,203)     (24,161)
    Accounts payable                                        20,317       44,484
    Accrued liabilities                                     (4,060)       2,095
    Other, net                                              (2,628)       4,688
Total adjustments                                          (46,608)     (13,810)
Net cash provided by (used for) operating activities       (25,453)       3,807

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Proceeds on disposal, net                                       --        9,152
Net cash provided by discontinued operations                    --        9,152

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                               (47,242)    (143,694)
Additions to property and equipment                        (13,737)      (8,720)
Net cash used for investing activities                     (60,979)    (152,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank                           82,000      102,000
Increase in floor plan payable                               6,222        1,489
Repayment of long-term debt                                 (1,227)      (2,588)
Common stock issued, net                                     2,687        2,958
Common stock repurchased                                    (2,939)          --
Tax benefit of stock options exercised                         500        1,200
Net cash provided by financing activities                   87,243      105,059

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           811      (34,396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            23,828       60,280

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  24,639    $  25,884

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                   $   5,230    $     991
Cash paid for income taxes                               $   1,900    $     270

SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Guaranteed purchase price                                $  63,846    $ 184,450
Less:  Deferred portion of guaranteed purchase price        (3,246)     (26,040)
       Cash acquired                                       (18,325)     (15,626)
Plus:  Payments of deferred portion of purchase price        4,842           --
       Acquisition costs                                       125          910
                                                         $  47,242    $ 143,694

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

1. For each of the dates indicated, inventories consisted of the following (in thousands):

                                                        April 3,      January 2,
                                                          1999          1999
      Raw materials and work-in-process                 $ 67,842      $ 60,259
      Manufactured homes                                 208,011       183,883
                                                        $275,853      $244,142


2. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due primarily to state tax charges.

      The components of the income tax provisions for the three months ended April 3, 1999 and April 4, 1998 follow (in thousands):

                                                        April 3,        April 4,
                                                         1999             1998
      Statutory U.S. tax rate                           $12,200         $10,300
      Increase in rate resulting from:
         State taxes                                      1,100           1,100
         Other                                              300             400
      Total provision                                   $13,600         $11,800

      Effective tax rate                                     39%             40%

3. The per share amounts are calculated under Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


4. In January 1999 the registrant acquired Homes of Merit, Inc. and Heartland Homes Group. Homes of Merit is the largest producer of manufactured housing in Florida and Heartland Homes is a Texas retailer of manufactured homes. During the first quarter of 1999, net cash of $41 million was paid for these acquisitions, financed from additional bank borrowings. Guaranteed purchase price for these companies totaled $62 million, with additional purchase price payments of up to $61.5 million over the next four years depending on the future performance of the acquired businesses. The acquisitions were accounted for using the purchase method and resulted in the recording of $45 million of goodwill.

      Throughout 1998 the registrant acquired 14 manufactured housing retail organizations and one manufactured home building facility. The aggregate purchase price for these 1998 acquisitions consisted of guaranteed purchase price of $295 million and contingent purchase price of up to $160 million, potentially payable over the next five years based upon the future performance of the acquired businesses.

      Goodwill associated with acquisitions is generally amortized using the straight-line method over 40 years. Recognition of additional purchase price related to contingent amounts will result in the recording of a corresponding amount of goodwill. The results of operations of acquisitions are included with those of the registrant from the respective acquisition dates.

      Following are pro forma results of operations for the three month period ended April 4, 1998 assuming all 1998 and 1999 acquisitions had taken place at the beginning of the fiscal period. The additional 1998 pro forma sales and income reflect 1998 results of the acquired companies prior to their respective acquisition dates. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. The pro forma results should not be taken as indicative of results for a full year.

                                                              Three Months Ended
                                                                April 4, 1998
      Net sales                                                    $587,575

      Income before income taxes                                   $ 32,400
      Income taxes                                                   13,000
      Net income                                                   $ 19,400

      Income per diluted share                                     $   0.40

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


7. In May 1998 the registrant entered into a five-year revolving credit agreement which provides a $325 million unsecured line of credit, including letters of credit. Beginning in 1999 the credit agreement provides for annual reductions in the line of credit for three years, until the line is reduced to $175 million in September 2001. At the registrant's option borrowings are subject to interest either at the bank's prime rate or the bank's Eurodollar rate plus from 0.575% to 1.0%. In addition, the registrant pays a facility fee ranging from 0.15% to 0.25% of the entire line of credit and a letter of credit fee. The agreement also contains convenants which, among other things, require maintenance of certain financial ratios and minimum net worth and limit additional indebtedness.

8. On May 3, 1999 the registrant completed an offering for $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering will be used to reduce bank debt and for general corporate purposes, including possible acquisitions of other companies or assets.


9. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings before interest, taxes, goodwill amortization and corporate office costs) to consolidated operating income follow:

                                                         Three Months Ended
                                                       April 3,       April 4,
      (in thousands)                                    1999            1998
      Net sales
        Manufacturing                                 $ 506,476       $ 424,426
        Retail                                          185,154          66,599
        Less: intercompany                              (67,000)        (28,000)
        Consolidated net sales                        $ 624,630       $ 463,025

      Operating income
        Manufacturing EBITA                           $  41,332       $  35,367
        Retail EBITA                                     13,177           5,545
        General corporate expenses                       (6,032)         (5,468)
        Intercompany profit elimination                  (4,400)         (3,300)
        Goodwill amortization                            (3,343)         (1,771)
        Consolidated operating income                 $  40,734       $  30,373

10. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.


                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

                           CHAMPION ENTERPRISES, INC.

Three months ended April 3, 1999 versus three months ended April 4, 1998

Overview

In the quarter ended April 3, 1999, Champion achieved record first quarter sales and earnings. Consolidated revenues grew 35% due to higher wholesale volume, internal expansions and acquisitions completed in 1998 and early-1999. Throughout 1998 the registrant acquired 14 manufactured housing retail organizations and a home building facility. In January 1999 the registrant completed the acquisitions of Homes of Merit, Florida's largest producer of manufactured homes, and Heartland Homes, a Texas housing retailer.

Total gross margin and selling, general and administrative expenses ("SG&A") rose in 1999 due to higher wholesale volume, acquisitions and expanded retail operations. As a percent of revenues, gross margin and SG&A increased due to expanded retail operations. Quarterly operating margins were 6.5% of sales, comparable to a year ago. Net income for the quarter increased 20% to $21.2 million, compared to $17.6 million in the prior year's first quarter. Income per diluted share rose 19% to $0.43 in 1999, compared to $0.36 per diluted share in 1998.

Consolidated
(Dollars in millions)

                                             Three Months Ended
                                            April 3,       April 4,          %
                                             1999            1998         Change
Net sales:
  Manufacturing                             $506.5          $424.4           19%
  Retail                                     185.1            66.6          178%
  Less:  intercompany                        (67.0)          (28.0)
Total net sales                             $624.6          $463.0           35%

Gross margin                                $111.0          $ 73.7           51%
SG&A                                          70.3            43.3           62%
Operating income                            $ 40.7          $ 30.4           34%

As a percent of sales
  Gross margin                                17.8%           15.9%
  SG&A                                        11.3%            9.3%
  Operating income                             6.5%            6.6%

Manufacturing Operations

                                                Three Months Ended
                                                April 3,    April 4,         %
                                                 1999        1998         Change
Net sales (in millions)                         $ 506.5     $ 424.4          19%
Segment income (in millions)                    $  41.3     $  35.4          17%
Segment margin                                      8.2%        8.3%
Homes sold                                       18,830      16,175          16%
Floors sold                                      31,291      26,130          20%
Multi-section mix                                    65%         60%
Average home price                              $26,900     $26,200           3%
Manufacturing facilities-end of period               65          56          16%

Manufacturing revenues increased 19% in the first quarter due to the Homes of Merit acquisition and higher volume. Wholesale home shipments and floors sold were up 16% and 20%, respectively, from a year ago. A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors. Of the total wholesale shipments, 87% were to independent retailers and the remaining 13% were to company-operated sales centers. The wholesale multi-section mix was 65%, compared to 60% in the first quarter of 1998.

Excluding Homes of Merit from both periods, the registrant's wholesale shipments of homes and floors sold rose 9.4% and 11.2%, respectively, from a year earlier. According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments for January and February of 1999 increased 3.0% in homes and 6.2% in floors from the comparable 1998 period.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at April 3, 1999 totaled approximately $62 million, compared to $75 million a year ago, excluding Homes of Merit from both periods. Including six Homes of Merit plants, the registrant now has 65 home building facilities, compared to 56 one year earlier.


Retail Operations

                                               Three Months Ended
                                              April 3,     April 4,          %
                                                1999         1998         Change
Net sales (in millions)                       $ 185.1      $  66.6          178%
Segment income (in millions)                  $  13.2      $   5.6          138%
Segment margin                                    7.1%         8.3%
New homes sold                                  3,833        1,484          158%
Pre-owned homes sold                              996          346          188%
Total homes sold                                4,829        1,830          164%
% Champion produced-new homes sold                 57%          42%
Average new home price                        $44,900      $43,500            3%
Sales centers-end of period                       268          143

Retail sales substantially increased in 1999 due to expanded retail operations resulting from acquisitions and internal expansions. At April 3, 1999 retail sales centers totaled 268 locations in 28 states, compared to 143 locations a year ago and 246 at December 1998. During the first quarter of 1999, nine retail locations were acquired upon the Heartland Homes acquisition and 13 net locations were added through internal expansions and minor acquisitions of other retail companies.

Segment income, before inventory financing charges, was $13.2 million, or 7.1% of related sales. Margins in the quarter were affected by start-up and expansion costs for new sales locations. In the first quarter of 1999, 57% of new retail homes sold were produced by Champion facilities.


Other Matters

During the quarter a non-cash accounting charge of approximately $4.4 million was recorded to eliminate the manufacturing profits in inventories of Champion produced homes at company-operated sales centers.Interest expense was higher in 1999 due to increased amounts outstanding on the registrant's line of credit and floor plan payable. Income tax expense in 1999 increased due to higher pretax income. The effective tax rate was 39% in 1999, compared to 40% in 1998, as a result of lower state tax rates due to certain acquisitions.


                                 Year 2000 Issue

The company began assessments in prior years to identify the work required to assure that its computer systems successfully operate after January 1, 2000. This review included analyzing software internally developed, software licensed from third parties and related issues of significant suppliers, including wholesale and retail financing companies. It has been determined that a small portion of the registrant's computer systems could be affected by the Year 2000 Issue. The process of replacing or modifying such software and hardware was started in 1997 and remaining changes are expected to be completed by mid-1999. Costs incurred to date by the company related to the Year 2000 Issue have been immaterial and were charged to expense as incurred. Remaining costs to make the registrant's computer systems year 2000 compliant are not expected to have a material effect on results of operations, liquidity or capital resources.

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


                         Liquidity and Capital Resources

Cash balances totaled $25 million at April 3, 1999. During the quarter, $25 million of cash was used for operations, primarily for working capital needs.

Bank borrowings increased $82 million, generally due to the Homes of Merit and Heartland Homes acquisitions and for working capital needs. Net cash totaling $47 million was used for these acquisitions and other acquisition related payments. Expenditures for the quarter included $14 million for capital improvements and $3 million for common stock repurchases. These buybacks, totaling 151,000 shares during the quarter, were pursuant to a Board of Directors authorization for up to 3.0 million shares. Through May 5, 1999 a total of 217,000 shares at a cost of $4 million were repurchased under this program. During first quarter cash of $3 million was generated from stock option exercises and related tax benefits and $6 million from increased floor plan payables.

Assets and liabilities increased during the quarter due to acquisitions and higher wholesale revenues in March 1999 as compared to December 1998. Accrued compensation and dealer discounts decreased during first quarter due to payments made under annual programs. At quarter end debt was 45% of total capital. Earnings before interest, taxes, depreciation and amortization totaled $50 million for the quarter, up from $36 million a year ago.

The Company has a five-year $325 million unsecured bank line of credit, which was completed in May 1998 and includes letters of credit. At quarter end the registrant had $14 million of letters of credit outstanding, generally to support insurance obligations and licensing and service bonding required by various states.

On May 3, 1999 the registrant completed an offering for $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering will be used to reduce bank debt and for general corporate purposes, including possible acquisitions of other companies or assets.

Additional borrowings may be necessary during 1999 to fund acquisitions, common stock repurchases, and capital expenditures. Total expenditures of up to $50 million are planned for new construction and expansions of manufacturing facilities and internal retail expansions.

The Company believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements, capital expenditures, common stock repurchases, and acquisitions in the foreseeable future. However, management may explore other opportunities to raise capital to finance growth. The registrant's long-term goals are to increase earnings per share at a minimum compound annual growth rate of 15% and to reach $1 billion in retail revenues by the year 2000. Consistent with its plan to improve shareholder value through investments in sound operating businesses and common stock repurchases, the registrant does not plan to pay cash dividends in the near term.


                           Forward Looking Statements

Certain statements contained in this report, including the registrant's plans for retail expansion, capital expenditures and planned facilities, and its earnings growth goal and retail sales goal, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below and those contained in Champion's reports previously filed with the SEC, that could cause actual results to differ materially from those included in the forward looking statements.

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

The profitability of the registrant may also be affected by: (1) its ability to efficiently expand operations and to utilize production capacity; (2) its ability to pass increased raw material costs, particularly lumber, insulation and drywall costs, on to its customers; (3) market share position; (4) growth in the manufactured housing industry as a whole; (5) the results of its acquisitions; and (6) strength of retail distribution.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. The registrant does not undertake to update its forward looking statements or risk factors to reflect future events or circumstances.

      Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Not applicable.


                           PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K.


      (a) The following exhibits are filed as part of this report:

Exhibit No.                        Description

   10.1 Second Amendment dated March 31, 1999 to the Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; NBD Bank, as Syndication Agent; Comerica Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank, N.A., and Wachovia Bank, N.A., as Co- Agents; and PNC Bank, National Association, as Administrative Agent.

   10.2 Fourth Amendment dated April 27, 1999 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan.

   11             Computation of EPS.

   27             Financial Data Schedule.


   (b) No reports on Form 8-K were filed by the registrant during the quarter ended April 3, 1999.

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


                                        CHAMPION ENTERPRISES, INC.

                                    By: /s/ JOSEPH H. STEGMAYER
                                        Joseph H. Stegmayer
                                        Executive Vice President, Chief
                                        Strategic and Financial Officer
                                        (Principal Financial Officer)


                                    And: /s/ RICHARD HEVELHORST
                                         Richard Hevelhorst
                                         Vice President and Controller
                                         (Principal Accounting Officer)




Dated: May 6, 1999

                               INDEX TO EXHIBITS


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
   10.1 Second Amendment dated March 31, 1999 to the Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; NBD Bank, as Syndication Agent; Comerica Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank, N.A., and Wachovia Bank, N.A., as Co-Agents; and PNC Bank, National Association, as Administrative Agent.

   10.2 Fourth Amendment dated April 27, 1999 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan.

   11             Computation of EPS.

   27             Financial Data Schedule.