Form 10-Q
period 1999-07-03
CHAMPION ENTERPRISES INC
filed 1999-08-09
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

    X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended July 3, 1999

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

         48,342,382 shares of the registrant's $1.00 par value Common Stock were outstanding as of August 5, 1999.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                           CHAMPION ENTERPRISES, INC.
                         Consolidated Income Statements
                    (In thousands, except per share amounts)


                                     Three Months Ended        Six Months Ended
                                     July 3,     July 4,      July 3,      July 4,
                                      1999        1998         1999         1998
Net sales                           $664,633    $582,500    $1,289,263  $1,045,525

Cost of sales                        540,926     477,542     1,054,529     866,906

Gross margin                         123,707     104,958       234,734     178,619

Selling, general and
  administrative expenses             69,633      58,394       139,926     101,682

Operating income                      54,074      46,564        94,808      76,937

Other income (expense):
  Interest income                        576         511         1,085         887
  Interest expense                    (6,826)     (4,145)      (13,314)     (5,477)

Income before income taxes            47,824      42,930        82,579      72,347

Income taxes                          18,600      17,100        32,200      28,900

Net income                          $ 29,224    $ 25,830    $   50,379  $   43,447


Basic earnings per share               $0.60       $0.54         $1.04       $0.92

Weighted shares for basic EPS         48,629      47,821        48,533      47,454


Diluted earnings per share             $0.59       $0.52         $1.02       $0.88

Weighted shares for diluted EPS       49,551      49,540        49,536      49,093



See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                           Consolidated Balance Sheets
                     (In thousands, except par value amount)

                                                      July 3,    January 2,
                                                       1999         1999
                ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   28,950   $   23,828
  Accounts receivable, trade                          106,724       61,043
  Inventories                                         289,706      244,142
  Deferred taxes and other current assets              69,726       56,627
                                                   ----------   ----------
    Total current assets                              495,106      385,640
                                                   ----------   ----------
PROPERTY AND EQUIPMENT
  Cost                                                299,552      265,844
  Less-accumulated depreciation                        83,469       74,881
                                                      216,083      190,963

GOODWILL
  Cost                                                504,433      449,821
  Less-accumulated amortization                        30,839       24,071
                                                      473,594      425,750

OTHER ASSETS                                           36,365       19,319
                                                   ----------   ----------
     Total assets                                  $1,221,148   $1,021,672
                                                   ==========   ==========
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                            $    7,000   $        -
  Floor plan payable                                  147,938      135,332
  Accounts payable                                     68,880       47,762
  Accrued dealer discounts                             46,002       52,225
  Accrued warranty obligations                         51,429       46,032
  Accrued compensation and payroll taxes               36,183       45,007
  Other current liabilities                            83,989       67,347
                                                   ----------   ----------
    Total current liabilities                         441,421      393,705
                                                   ----------   ----------
LONG-TERM LIABILITIES
  Long-term debt                                      223,370      121,629
  Deferred portion of purchase price                   34,700       47,200
  Other long-term liabilities                          64,095       53,892
                                                   ----------   ----------
                                                      322,165      222,721
                                                   ----------   ----------
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                 -            -
  Common stock, $1 par value, 120,000 shares
    authorized, 48,577 and 48,270 shares issued
    and outstanding, respectively                      48,577       48,270
  Capital in excess of par value                       44,655       43,649
  Retained earnings                                   365,319      314,940
  Foreign currency translation adjustments               (989)      (1,613)
                                                   ----------   ----------
    Total shareholders' equity                        457,562      405,246
                                                   ----------   ----------
    Total liabilities and shareholders' equity     $1,221,148   $1,021,672
                                                   ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                      CHAMPION ENTERPRISES, INC.
                 Consolidated Statements of Cash Flows
                            (In thousands)


                                                            Six Months Ended
                                                           July 3,      July 4,
                                                            1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  50,379    $  43,447
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                             18,271       12,853
  Increase/decrease, net of acquisitions
    Accounts receivable                                    (41,416)     (32,283)
    Inventories                                            (29,911)     (22,255)
    Accounts payable                                        18,563       26,210
    Accrued liabilities                                     (6,917)       7,518
    Other, net                                              (7,559)      (9,353)
                                                         ---------    ---------
Total adjustments                                          (48,969)     (17,310)
                                                         ---------    ---------
Net cash provided by operating activities                    1,410       26,137

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Proceeds on disposal, net                                       --        9,589
Net cash provided by discontinued operations                    --        9,589
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                               (65,377)    (216,511)
Additions to property and equipment                        (31,537)     (21,814)
Proceeds on disposal of property and equipment                 794           --
                                                         ---------    ---------
Net cash used for investing activities                     (96,120)    (238,325)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes, net                            197,300           --
Increase (decrease) in notes payable to bank              (111,000)     162,000
Increase (decrease) in floor plan payable                    6,227       (6,085)
Increase (decrease) in other long-term debt                 11,631       (1,422)
Common stock issued, net                                     4,166        5,761
Common stock repurchased                                    (8,611)          --
Tax benefit of stock options exercised                       1,000        3,500
Deferred financing costs                                      (881)          --
                                                         ---------    ---------
Net cash provided by financing activities                   99,832      163,754
                                                         ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         5,122      (38,845)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            23,828       60,280
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  28,950    $  21,435
                                                         ---------    ---------
ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                   $  11,119    $   4,479
                                                         ---------    ---------
Cash paid for income taxes                               $  32,200    $  22,950
                                                         ---------    ---------
SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Guaranteed purchase price                                $  76,391    $ 255,000
Less:  Deferred portion of guaranteed purchase price        (3,000)     (29,240)
       Cash acquired                                       (18,946)     (15,414)
Plus:  Payments of deferred portion of purchase price       10,803        4,850
       Acquisition costs                                       129        1,315
                                                         ---------    ---------
                                                         $  65,377    $ 216,511
                                                         =========    =========

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

1. For each of the dates indicated, inventories consisted of the following (in thousands):


                                           July 3,        January 2,
                                            1999             1999
      Raw materials and work-in-process  $  65,317        $  60,259
      Manufactured homes                   224,389          183,883
                                         ---------        ---------
                                         $ 289,706        $ 244,142
                                         =========        =========


2. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due primarily to state tax charges.

      The components of the income tax provisions for the six months ended July 3, 1999 and July 4, 1998 follow (in thousands):


                                           July 3,          July 4,
                                            1999             1998
      Statutory U.S. tax rate             $ 28,900         $ 25,300
      Increase in rate resulting from:
         State taxes                         2,600            2,600
         Other                                 700            1,000
                                          --------         --------
      Total provision                     $ 32,200         $ 28,900
                                          ========         ========
      Effective tax rate                       39%              40%

3. Earnings per share amounts, including pro forma amounts, are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."


4. In January 1999 the registrant acquired Homes of Merit, Inc. and Heartland Homes Group. Homes of Merit is the largest producer of manufactured housing in Florida and Heartland Homes is a Texas retailer of manufactured homes. In June 1999 the registrant acquired Care Free Homes, Inc., a manufactured housing retailer based in Utah. During the first half of 1999, net cash of $46 million was paid for these acquisitions, financed from additional borrowings.
Guaranteed purchase price for these companies totaled $68 million, with additional purchase price payments of up to $66.5 million over the next four years if certain performance goals of the acquired businesses are achieved. The acquisitions were accounted for using the purchase method and resulted in the recording of $49 million of goodwill.

      Throughout 1998 the registrant acquired 14 manufactured housing retail organizations and one manufactured home building facility. The aggregate purchase price for these 1998 acquisitions consisted of guaranteed purchase price of $295 million and contingent purchase price of up to $160 million, potentially payable over the next five years if certain performance goals of the acquired businesses are achieved.



      Goodwill associated with acquisitions is generally amortized using the straight-line method over 40 years. Recognition of additional purchase price related to contingent amounts will result in the recording of a corresponding amount of goodwill. At July 3, 1999 the registrant was contingently obligated for additional purchase price of up to $191.5 million. The results of operations of acquisitions are included with those of the registrant from the respective acquisition dates.

      Following are pro forma results of operations for the three and six month periods ended July 4, 1998 assuming that 1998 and 1999 acquisitions of significant subsidiaries had taken place at the beginning of 1998. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. The pro forma results should not be taken as indicative of results for a full year.


      (In thousands, except     Three Months Ended       Six Months Ended
      per share amounts)           July 4, 1998            July 4, 1998

      Net sales                     $670,050                $1,257,625
                                    ========                ==========

      Income before income taxes     $46,800                   $79,200

      Income taxes                    18,700                    31,700
                                    --------                ----------
      Net income                     $28,100                   $47,500
                                    ========                ==========

      Income per diluted share         $0.57                     $0.97


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


7. In May 1998 the registrant entered into a five-year revolving credit agreement which provides a $325 million unsecured line of credit, including letters of credit. The credit agreement provides for annual reductions in the line of credit for three years until the line is reduced to $175 million in September 2001. At the registrant's option borrowings are subject to interest either at the bank's prime rate or the bank's Eurodollar rate plus 0.575% to 1.0%. In addition, the registrant pays a facility fee ranging from 0.15% to 0.25% of the entire line of credit and a letter of credit fee. The agreement also contains convenants which, among other things, require maintenance of certain financial ratios and minimum net worth, and limit additional indebtedness.

8. On May 3, 1999 the registrant completed an offering for $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering totaling $197.3 million were primarily used to reduce bank debt.


9. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings before interest, taxes, goodwill amortization and corporate office costs) to consolidated operating income follow (in thousands):

                                               Three Months Ended
                                               July 3,      July 4,
                                                1999         1998
      Net sales
        Manufacturing                       $  527,638   $  494,392
        Retail                                 214,995      144,108
        Less: intercompany                     (78,000)     (56,000)
                                            ----------   ----------
        Consolidated net sales              $  664,633   $  582,500
                                            ==========   ==========

      Operating income
        Manufacturing EBITA                 $   44,041   $   44,138
        Retail EBITA                            19,418       15,359
        General corporate expenses              (5,960)      (5,913)
        Intercompany profit elimination              -       (4,000)
        Goodwill amortization                   (3,425)      (3,020)
                                            ----------   ----------
        Consolidated operating income       $   54,074   $   46,564
                                            ==========   ==========

                                                Six Months Ended
                                               July 3,      July 4,
                                                1999         1998
      Net sales
        Manufacturing                       $1,034,114   $  918,818
        Retail                                 400,149      210,707
        Less: intercompany                    (145,000)     (84,000)
                                            ----------   ----------
        Consolidated net sales              $1,289,263   $1,045,525
                                            ==========   ==========

      Operating income
        Manufacturing EBITA                 $   85,373   $   79,505
        Retail EBITA                            32,595       20,904
        General corporate expenses             (11,992)     (11,381)
        Intercompany profit elimination         (4,400)      (7,300)
        Goodwill amortization                   (6,768)      (4,791)
                                            ----------   ----------
        Consolidated operating income       $   94,808   $   76,937
                                            ==========   ==========

10. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.

11. On July 23, 1999 the registrant's largest independent retail customer filed a Chapter 11 bankruptcy petition. This customer operates 42 retail sales centers primarily in North and South Carolina. Champion is contingently liable under repurchase agreements with the customer's inventory floor plan lenders and expects that it will be required to repurchase most of the inventory for which it is contingently liable. The maximum repurchase obligation for this customer, excluding the resale value of the homes, is approximately $69 million. As a result of this situation, the registrant has consolidated its manufacturing operations in North Carolina and temporarily idled its Maxton, North Carolina facility. Champion also plans to open approximately 20 new retail sales locations in the Carolinas to facilitate the sale of the homes it expects to repurchase. In the quarter ending October 2, 1999, the registrant will provide a pretax charge of $33.6 million ($20.5 million after tax or $0.41 per diluted share). This charge primarily is for the discounting that is anticipated in the reselling of the homes and for the removal and relocation costs associated with the repurchase of the homes.

12. Substantially all the registrant's subsidiaries are guarantors of indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the aggregate total assets and pretax income of and the Company's net investment in the nonguarantor subsidiaries is not material to the consolidated totals of the Company.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                           CHAMPION ENTERPRISES, INC.
                     Three and six months ended July 3, 1999
                 versus three and six months ended July 4, 1998

Overview

In the three and six months ended July 3, 1999, Champion achieved record sales, with revenues rising 14% for the quarter and 23% for the year-to-date period, due to higher wholesale volume, internal expansions, and acquisitions completed in 1998 and 1999. Throughout 1998 the registrant acquired 14 manufactured housing retail organizations and a home building facility. In January 1999 the registrant completed the acquisitions of Homes of Merit, Florida's largest producer of manufactured homes, and Heartland Homes, a Texas housing retailer. In June 1999 the registrant acquired Care Free Homes, Inc., a housing retailer headquartered in Utah.

Total gross margin and selling, general and administrative expenses ("SG&A") rose in 1999 due to higher wholesale volume, acquisitions and expanded retail operations. As a percent of revenues, gross margin and SG&A increased due to expanded retail operations. Operating margins were 8.1% of sales for the quarter and 7.4% for the six months, both comparable to a year ago. Net income for the quarter increased 13% to $29.2 million, compared to $25.8 million in the prior year's second quarter. Income per diluted share rose 13% to $0.59, compared to $0.52 per diluted share in the second quarter 1998. For the year-to-date period, net income was $50.4 million, or $1.02 per diluted share, compared to $43.4 million, or $0.88 per diluted share, a year ago.

Consolidated

(Dollars in millions)

                                           Three Months Ended
                                           July 3,     July 4,      %
                                            1999        1998     Change
Net sales:
  Manufacturing                           $  527.6    $  494.4      7%
  Retail                                     215.0       144.1     49%
Less: intercompany                           (78.0)      (56.0)
                                          --------    --------
Total net sales                           $  664.6    $  582.5     14%
                                          ========    ========

Gross margin                              $  123.7    $  105.0     18%
SG&A                                          69.6        58.4     19%
                                          --------    --------
Operating income                          $   54.1    $   46.6     16%
                                          ========    ========

As a percent of sales
  Gross margin                                18.6%       18.0%
  SG&A                                        10.5%       10.0%
  Operating income                             8.1%        8.0%



                                           Six Months Ended
                                           July 3,   July 4,     %
                                            1999      1998    Change
Net sales:
  Manufacturing                          $1,034.1   $  918.8    13%
  Retail                                    400.2      210.7    90%
  Less:  intercompany                      (145.0)     (84.0)
                                         --------   --------
Total net sales                          $1,289.3   $1,045.5    23%
                                         ========   ========

Gross margin                             $  234.7   $  178.6    31%
SG&A                                        139.9      101.7    38%
                                         --------   --------
Operating income                         $   94.8   $   76.9    23%
                                         ========   ========

As a percent of sales
  Gross margin                               18.2%      17.1%
  SG&A                                       10.9%       9.7%
  Operating income                            7.4%       7.4%


Manufacturing Operations


                                          Three Months Ended
                                           July 3,   July 4,      %
                                            1999      1998     Change
Net sales (in millions)                   $ 527.6    $ 494.4      7%
Segment income (in millions)              $  44.0    $  44.1      0%
Segment margin                                8.3%       8.9%
Homes sold                                 19,160     18,456      4%
Floors sold                                32,087     30,214      6%
Multi-section mix                              66%        62%

Average home price                        $27,500    $26,800      3%

                                           Six Months Ended
                                          July 3,    July 4,      %
                                           1999       1998     Change
Net sales (in millions)                  $1,034.1    $ 918.8     13%
Segment income (in millions)             $   85.4    $  79.5      7%
Segment margin                                8.3%       8.7%
Homes sold                                 37,990     34,631     10%
Floors sold                                63,378     56,344     12%
Multi-section mix                              65%        61%
Average home price                        $27,200    $26,500      3%
Manufacturing facilities-end of period         65         57     14%


Manufacturing revenues increased 7% in the quarter to $528 million due to higher sales volume from existing operations and the inclusion of Homes of Merit. Quarterly wholesale home shipments and floors sold were up 4% and 6%, respectively, from a year ago. Of the total second quarter wholesale shipments, 85% were to independent retailers and the remaining 15% were to company-operated sales centers.

In the year-to-date period, revenues reached $1 billion, up 13% from a year earlier, due to higher sales volume from existing operations and the inclusion of Homes of Merit. The registrant's year-to-date wholesale shipments of homes and floors sold rose 10% and 12%, respectively, from a year earlier.
Company-
operated retailers accounted for 14% of year-to-date wholesale shipments. Six-month segment income rose 7% to reach $85 million, or 8.3% of related revenues. Margins in 1999 were affected by operating with lower levels of unfilled orders and the registrant's inability to recover rising material costs, particularly lumber and drywall.

Excluding Homes of Merit from both periods, the registrant's wholesale shipments of homes and floors sold rose 3.5% and 5.0%, respectively, from a year earlier. According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments for the first five months of 1999 increased 2.0% in homes and 4.7% in floors from the comparable 1998 period.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at July 3, 1999 totaled approximately $59 million, compared to $100 million a year ago, which excludes Homes of Merit. Including six Homes of Merit plants, the registrant now has 65 home building facilities, compared to 57 one year earlier. Recently, the registrant temporarily idled its Chehalis, Washington, Maxton, North Carolina and White Pigeon, Michigan facilities due to consolidating operations in those regions.

During the third quarter of 1999, the registrant plans to open new plants in New York, Arizona and Kentucky. The New York facility is a replacement for the plant destroyed by fire in the first quarter.


Retail Operations


                                           Three Months Ended
                                           July 3,     July 4,      %
                                            1999        1998     Change
Net sales (in millions)                   $ 215.0     $ 144.1      49%
Segment income (in millions)              $  19.4     $  15.4      26%
Segment margin                               9.0%       10.7%
New homes sold                              4,343       3,061      42%
Pre-owned homes sold                        1,090         659      65%
Total homes sold                            5,433       3,720      46%
% Champion produced-new homes sold            63%         45%
Average new home price                    $46,200     $44,440       4%


                                            Six Months Ended
                                           July 3,     July 4,       %
                                            1999        1998      Change
Net sales (in millions)                   $ 400.2     $ 210.7       90%
Segment income (in millions)              $  32.6     $  20.9       56%
Segment margin                               8.1%        9.9%
New homes sold                              8,176       4,545       80%
Pre-owned homes sold                        2,086       1,005      108%
Total homes sold                           10,262       5,550       85%
% Champion produced-new homes sold            60%         44%
Average new home price                    $45,600     $44,200        3%
Sales centers-end of period                   282         188


Retail sales reached $215 million in the second quarter, an increase of 49% from a year ago, due to expanded retail operations from acquisitions and internal expansions. Quarterly segment income, before inventory financing charges, rose 26% from a year ago to reach $19 million, 9.0% of related revenues. During the three-month period, 14 locations were added, 7 of which were acquired upon the acquisition of Care Free Homes. In the second quarter of 1999, 63% of new retail homes sold were produced by Champion facilities, compared to 45% in the comparable quarter of 1998.

In the six-month period, retail sales almost doubled from a year ago to reach $400 million, with total homes sold up 85% from the comparable 1998 period. Segment income, before inventory financing costs, increased 56% and represented 8.1% of related revenues. Margins in 1999 were affected by start-up and expansion costs for new sales locations and lower margins at some of the minor acquisitions.

Other Matters

During the six month period, a non-cash accounting charge of approximately $4.4 million was recorded to eliminate the manufacturing profits in inventories of Champion produced homes at company-operated sales centers. This amount compares to $7.3 million a year ago. Interest expense was higher in 1999 due to increased amounts outstanding on the registrant's line of credit, Senior Notes payable and floor plan payable. Income tax expense in 1999 increased due to higher pretax income. The effective tax rate was 39% in 1999, compared to 40% in 1998, decreasing as a result of lower state tax rates due to certain acquisitions.

On July 23, 1999 the registrant's largest independent retail customer filed a Chapter 11 bankruptcy petition. Sales to this customer represented 3.5% of Champion's wholesale home shipments in 1998 and 2.7% for the six months ended July 3, 1999. The registrant is contingently liable under repurchase agreements with the customer's inventory floor plan lenders and expects that it will be required to repurchase most of the inventory for which it is contingently liable. The maximum repurchase obligation for this customer, excluding the resale value of the homes, is approximately $69 million. As a result of this situation, the registrant has consolidated its manufacturing operations in North Carolina and temporarily idled its Maxton, North Carolina facility. Champion also plans to open approximately 20 new retail sales locations in the Carolinas to facilitate the sale of the homes it expects to repurchase. In the quarter ending October 2, 1999, the registrant will provide a pretax charge of $33.6 million ($20.5 million after tax or $0.41 per diluted share). This charge primarily is for the discounting that is anticipated in the reselling of the homes and for the removal and relocation costs associated with the repurchase of the homes.


                             Year 2000 Issue

The company began assessments in prior years to identify the work required to assure that its computer systems successfully operate after January 1, 2000. This review included analyzing software internally developed, software licensed from third parties and related issues of significant suppliers, including wholesale and retail financing companies. It has been determined that a small portion of the registrant's computer systems could be affected by the Year 2000 Issue. The process of replacing or modifying such software and hardware was started in 1997 and remaining changes are expected to be completed during third quarter 1999. Costs incurred to date by the company related to the Year 2000 Issue have been immaterial and were charged to expense as incurred. Remaining costs to make the registrant's computer systems year 2000 compliant are not expected to have a material effect on results of operations, liquidity or capital resources.

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


                         Liquidity and Capital Resources

Cash balances totaled $29 million at July 3, 1999, compared to $24 million at January 2, 1999. During the year-to-date period, long-term debt increased $102 million, generally due to acquisitions and working capital needs. Net cash totaling $65 million was used for acquisitions and for other acquisition related payments. Expenditures in 1999 included $31.5 million for capital improvements and $8.6 million for common stock repurchases. These buybacks, totaling 442,000 shares during the six months, were pursuant to a Board of Directors authorization for up to 3.0 million shares. Through August 5, 1999 743,000 shares had been repurchased at a cost of $13 million. During the six months ended July 3, 1999, cash of $5 million was generated from stock option exercises and related tax benefits and $6 million from increased floor plan payables.

Assets and liabilities increased during the year due to acquisitions and higher wholesale revenues in June 1999 as compared to December 1998. Accrued compensation and dealer discounts decreased during the first two quarters due to payments made under annual programs. At quarter end debt was 45% of total capital. Earnings before interest, taxes, depreciation and amortization totaled $113 million for 1999, up from $90 million a year ago.

The company has a five-year $325 million unsecured bank line of credit, which was completed in May 1998 and includes letters of credit. At quarter end the registrant had $33 million of letters of credit outstanding and bank borrowings totaling $7 million.

On May 3, 1999 the registrant completed an offering for $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering of approximately $197 million were primarily used to reduce bank debt.

Additional borrowings may be necessary during 1999 to fund acquisitions, common stock repurchases, and capital expenditures. Total 1999 expenditures of approximately $56 million are planned for new construction and expansions of manufacturing facilities and internal retail expansions. In addition, approximately $69 million of cash will be needed to repurchase homes due to the customer's bankruptcy discussed above.

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

                           Forward Looking Statements

Certain statements contained in this report, including the registrant's plans for retail expansion, capital expenditures and planned facilities, contingent liabilities related to repurchase agreements, and its earnings growth goal and retail sales goal, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below and those contained in Champion's reports previously filed with the SEC, that could cause actual results to differ materially from those included in the forward looking statements.

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

The cyclical and seasonal nature of the housing market may cause fluctuations in operating results.

The housing market historically has been highly cyclical and seasonal and subject to volatility in quarterly operating results. The housing market is influenced by many national and regional economic and demographic factors, including consumer confidence, interest rates, availability of financing, regional population and employment trends and general economic conditions, including recessions. The housing industry generally experiences lower sales in the first and fourth calendar quarters of the year primarily as a result of the effect of adverse weather on construction, manufacturing, distribution and sales efforts, as well as retail sales and setups. The registrant may, in certain periods, be affected by these economic and seasonal trends and cannot be assured that the housing market will not experience future declines or that such declines will not have a material adverse effect on business.

Future results of operations are dependent upon the ability to assimilate the operations of acquisitions.

During the past five years the registrant has significantly expanded its manufactured housing production operations through acquisitions, with nine acquisitions of manufactured housing companies since 1994. Champion also has significantly expanded its retail operations with 282 retail sales locations in 28 states as of July 3, 1999, compared to 22 sales locations at January 3, 1998. Future results of operations are dependent, in part, upon the ability of management to assimilate the operations of recent acquisitions, as well as any future acquisitions and to oversee these expanded operations. The ability to manage these and any future acquisitions will depend upon a number of factors, including capital resources, ability to retain key employees and ability to control operating and production costs. The registrant cannot be assured that it will be successful in these efforts or that these efforts may not in certain circumstances adversely affect operating results.

Champion depends on independent retailers.

During 1999, 86% of the registrant's wholesale shipments of homes were made to approximately 3,500 independent retail locations throughout the U.S. and western Canada. Some independent retailers operate multiple sales centers. As is common in the industry, Champion's independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the registrant. While the company believes that its relations with its independent retailers are generally good, relationships with retailers are cancellable on short notice by either party. The registrant cannot be assured that it will be able to maintain these relations, that these retailers will continue to sell Champion homes or that it will be able to attract and retain quality independent retailers.

Sales depend on the availability of retailer and consumer financing.

Champion's retailers and the retail purchasers of homes normally secure financing from third-party lenders. The availability, interest rate and other costs of such financing are dependent on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond the registrant's control. Interest rates for manufactured home loans are generally higher, and the terms of these loans shorter, than loans for site-built homes. Additionally, manufactured home financing is at times more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for manufactured homes will continue to be available on a widespread basis. If such financing were to become unavailable, such unavailability could have a material adverse effect on results of operations.


The registrant could be adversely impacted by contingent liabilities.

As is customary in the manufactured housing industry, most retailers finance their purchases through floor plan arrangements under which a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution which provides the retailer financing customarily requires the registrant to enter into a separate repurchase agreement with the financial institution under which Champion is obligated, upon default by the retailer and repossession by the financial institution, to repurchase a home in an amount equal to the unpaid loan balance for the home, plus certain administrative and handling expenses, reduced by the amount of any damage to the home. The maximum potential repurchase obligation at July 3, 1999 was $900 million, exclusive of any resale value. Losses incurred in connection with these agreements in 1994 through 1998 were immaterial and estimated losses are provided for currently. In 1998, Champion repurchased 165 homes and recorded a loss on resale of approximately $120,000 in connection with these repurchases. Champion cannot be assured that it will not suffer losses with respect to, and as a consequence of, these financing arrangements.

Growth may be limited by the availability of manufactured housing sites.

Any limitation on the growth of the number of sites for placement of manufactured homes or on the operation of manufactured housing communities could adversely affect the manufactured housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which the registrant believes has adversely affected the growth of the industry. Champion cannot be assured that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured home areas. The inability of the manufactured home industry to gain such acceptance and zoning ordinances could have a material adverse effect on results of operations.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

                       PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        On April 27, 1999 the registrant held its 1999 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders and results of which were as follows:

    1.  Election of Directors


               Nominee              Votes For         Votes Withheld
        Robert W. Anestis           42,086,740           102,499
        Selwyn Isakow               42,086,256           102,982
        Brian D. Jellison           42,071,716           117,522
        Ellen R. Levine             42,071,828           117,411
        George R. Mrkonic           42,085,700           103,539
        Robert L. Stark             42,083,625           105,614
        Carl L. Valdiserri          42,086,664           102,574
        Walter R. Young             42,081,692           107,546


    2.  Proposal to Amend the 1995 Stock Option and Incentive Plan

        Votes for - 30,115,397
        Votes against - 11,810,070
        Votes withheld/abstentions - 125,904
        Nonvotes - 137,866


Item 6. Exhibits and Reports on Form 8-K.


   (a) The following exhibits are filed as part of this report:

Exhibit No.                      Description

1 Purchase Agreement dated April 28, 1999 between Champion and Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 1.1 to the registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.1 Indenture, dated as of May 3, 1999 between Champion, the Subsidiary Guarantors and The First National Bank of Chicago, as Trustee, filed as
      Exhibit 4.1 to the registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.2 Supplemental Indenture, dated as of July 30, 1999 between Champion, the Subsidiary Guarantors and The First National Bank of Chicago, as Trustee, filed as Exhibit 4.2 to the registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.3 Registration Rights Agreement dated as of April 28, 1999 between Champion and Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.


10 Third Amendment dated July 1, 1999 to the Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; NBD Bank, as Syndication Agent; Comerica Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank, N.A., and Wachovia Bank, N.A., as Co-Agents; and PNC Bank, National Association, as Administrative Agent.

11    Computation of EPS.

27    Financial Data Schedule.



  (b) No reports on Form 8-K were filed by the registrant during the quarter ended July 3, 1999. On July 8, 1999 and July 30, 1999, subsequent to quarter end, the registrant filed Current Reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                   By:/s/ JOSEPH H. STEGMAYER
                                      Joseph H. Stegmayer
                                      Executive Vice President,
                                      Chief Strategic and Financial Officer
                                      (Principal Financial Officer)




                                  And: /s/ RICHARD HEVELHORST
                                      Richard Hevelhorst
                                      Vice President and Controller
                                      (Principal Accounting Officer)




Dated:  August 9, 1999

                                 EXHIBIT INDEX



Exhibit No.                   Description
-----------                   -----------

   10 Third Amendment dated July 1, 1999 to the Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party' the banks party; NBD Bank, as Syndication Agent' Comerica Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Nationsbank, N.A., and Wachovia Bank, N.A., as Co-Agents; and PNC Bank, National Association, as Administrative Agent.

   11          Computation of EPS.

   27          Financial Data Schedule.