Form 10-Q
period 1999-10-02
CHAMPION ENTERPRISES INC
filed 1999-11-10
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  ---          THE SECURITIES EXCHANGE ACT OF 1934.


  FOR QUARTER ENDED OCTOBER 2, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
  ---          THE SECURITIES EXCHANGE ACT OF 1934.


  FOR THE TRANSITION PERIOD FROM              TO
                                 ------------    ------------

  Commission file number 1-9751



                           CHAMPION ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MICHIGAN                                  38-2743168
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


2701 University Drive, Suite 300, Auburn Hills, MI          48326
--------------------------------------------------        ----------
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

               Yes  X    No
                   ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         47,675,114 shares of the registrant's $1.00 par value Common Stock were outstanding as of October 29, 1999.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                           CHAMPION ENTERPRISES, INC.

                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                        Three Months Ended           Nine Months Ended
                                        ------------------           -----------------
                                       Oct. 2,       Oct. 3,        Oct. 2,        Oct. 3,
                                        1999          1998           1999           1998
                                    -----------    -----------    -----------    -----------
Net sales                           $   631,148    $   614,945    $ 1,920,411    $ 1,660,470

Cost of sales                           529,208        500,236      1,583,737      1,367,142
                                    -----------    -----------    -----------    -----------

Gross margin                            101,940        114,709        336,674        293,328

Selling, general and
  administrative expenses                71,528         63,257        211,454        164,939

Loss from independent
  retailer bankruptcy                    33,600              -         33,600              -
                                    -----------    -----------    -----------    -----------

Operating income (loss)                  (3,188)        51,452         91,620        128,389

Other income (expense):
  Interest income                           782            653          1,867          1,540
  Interest expense                       (7,315)        (5,296)       (20,629)       (10,773)
                                    -----------    -----------    -----------    -----------

Income (loss) before
  income taxes                           (9,721)        46,809         72,858        119,156

Income taxes (benefits)                  (3,800)        18,700         28,400         47,600
                                    -----------    -----------    -----------    -----------

Net income (loss)                   $    (5,921)   $    28,109    $    44,458    $    71,556
                                    ===========    ===========    ===========    ===========


Basic earnings (loss) per share     $     (0.12)   $      0.59    $      0.92    $      1.50
                                    ===========    ===========    ===========    ===========

Weighted shares for basic EPS            48,200         48,040         48,422         47,649
                                    ===========    ===========    ===========    ===========


Diluted earnings (loss) per share   $     (0.12)   $      0.57    $      0.90    $      1.45
                                    ===========    ===========    ===========    ===========

Weighted shares for diluted EPS          48,664         49,587         49,245         49,257
                                    ===========    ===========    ===========    ===========



See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                           Consolidated Balance Sheets
                     (In thousands, except par value amount)

                                                     Oct. 2,        Jan. 2,
                                                      1999           1999
                                                  -----------    -----------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $    25,063    $    23,828
  Accounts receivable, trade                          119,614         61,043
  Inventories                                         340,911        244,142
  Deferred taxes and other current assets              66,396         56,627
                                                  -----------    -----------
    Total current assets                              551,984        385,640
                                                  -----------    -----------

PROPERTY AND EQUIPMENT
  Cost                                                311,651        265,844
  Less-accumulated depreciation                        89,031         74,881
                                                  -----------    -----------
                                                      222,620        190,963
                                                  -----------    -----------

GOODWILL
  Cost                                                506,850        449,821
  Less-accumulated amortization                        34,302         24,071
                                                  -----------    -----------
                                                      472,548        425,750
                                                  -----------    -----------

OTHER ASSETS                                           38,273         19,319
                                                  -----------    -----------
     Total assets                                 $ 1,285,425    $ 1,021,672
                                                  ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to bank                           $    10,000    $         -
  Floor plan payable                                  213,188        135,332
  Accounts payable                                     83,369         47,762
  Accrued dealer discounts                             51,336         52,225
  Accrued warranty obligations                         52,556         46,032
  Accrued compensation and payroll taxes               36,979         45,007
  Other current liabilities                            79,983         67,347
                                                  -----------    -----------
    Total current liabilities                         527,411        393,705
                                                  -----------    -----------

LONG-TERM LIABILITIES
  Long-term debt                                      224,950        121,629
  Deferred portion of purchase price                   24,700         47,200
  Other long-term liabilities                          65,735         53,892
                                                  -----------    -----------
                                                      315,385        222,721
                                                  -----------    -----------

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                 -              -
  Common stock, $1 par value, 120,000 shares
    authorized, 47,752 and 48,270 shares issued
    and outstanding, respectively                      47,752         48,270
  Capital in excess of par value                       37,002         43,649
  Retained earnings                                   359,398        314,940
  Foreign currency translation adjustments             (1,523)        (1,613)
                                                  -----------    -----------
    Total shareholders' equity                        442,629        405,246
                                                  -----------    -----------

    Total liabilities and shareholders' equity    $ 1,285,425    $ 1,021,672
                                                  ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                 Nine Months Ended
                                                                Oct. 2,      Oct. 3,
                                                                 1999         1998
                                                               ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  44,458    $  71,556
                                                               ---------    ---------
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                   27,668       19,427
  Increase/decrease, net of acquisitions
    Accounts receivable                                          (54,010)     (38,185)
    Inventories                                                  (24,147)     (40,399)
    Accounts payable                                              33,140       50,680
    Accrued liabilities                                           (1,553)      29,239
    Other, net                                                    14,496       (8,256)
                                                               ---------    ---------
Total adjustments                                                 (4,406)      12,506
                                                               ---------    ---------
Net cash provided by operating activities                         40,052       84,062
                                                               ---------    ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Proceeds on disposal, net                                              -        9,450
                                                               ---------    ---------
Net cash provided by discontinued operations                           -        9,450
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                     (83,930)    (254,688)
Additions to property and equipment                              (43,120)     (36,227)
Advances to unconsolidated subsidiaries                           (2,514)           -
Proceeds on disposal of property and equipment                     1,014            -
                                                               ---------    ---------
Net cash used for investing activities                          (128,550)    (290,915)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior notes, net                                  197,300            -
Increase (decrease) in notes payable to bank                    (108,000)     152,000
Increase in floor plan payable                                     1,648          520
Net increase (decrease) in long-term debt                         12,957         (698)
Common stock issued, net                                           4,338        6,500
Common stock repurchased                                         (18,547)           -
Tax benefit of stock options exercised                             1,000        4,000
Deferred financing costs                                            (963)           -
                                                               ---------    ---------
Net cash provided by financing activities                         89,733      162,322
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,235      (35,081)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  23,828       60,280
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  25,063    $  25,199
                                                               =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                         $  15,540    $   9,327
Cash paid for income taxes                                     $  43,500    $  39,390

SCHEDULE OF CASH FLOWS FROM ACQUISITIONS:
Guaranteed purchase price                                      $  76,984    $ 278,719
Less:  Unpaid portion of guaranteed purchase price                     -      (16,300)
          Cash acquired                                          (18,939)     (14,476)
Plus:  Payment of deferred portion of purchase price              25,350        4,850
       Acquisition costs                                             535        1,895
                                                               ---------    ---------
                                                               $  83,930    $ 254,688
                                                               =========    =========

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements


1. In the quarter ended October 2, 1999, the registrant's former largest independent retail customer, Ted Parker Home Sales, Inc. ("Ted Parker"), filed a Chapter 11 bankruptcy petition. Champion was contingently obligated under repurchase agreements with Ted Parker's inventory floor plan lenders. Pursuant to these agreements the registrant repurchased approximately $70 million of inventory, which was financed through floor plan borrowings. In the quarter a pretax charge of $33.6 million ($20.5 million after tax or $0.42 per diluted share) was recorded for the discounting and other costs expected to be incurred in connection with the liquidation of the repurchased homes.

         In the bankruptcy proceedings, Champion acquired 37 sales center leases previously operated by Ted Parker. These stores, primarily in North and South Carolina, were acquired in September 1999 for approximately $2.8 million. The registrant plans to operate 18 to 20 of these acquired locations on a permanent basis and to sell seven of the leases to other independent retailers. The remaining locations will be operated temporarily until the inventory is liquidated, then they will be closed or sold. Further, the registrant has consolidated its manufacturing operations in North Carolina and temporarily idled two facilities in that state.


2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                                   Oct. 2,          Jan. 2,
                                                    1999             1999
                                                  --------         --------
         Raw materials and work-in-process        $ 66,336         $ 60,259
         Manufactured homes                        274,575          183,883
                                                  --------         --------
                                                  $340,911         $244,142
                                                  ========         ========


3. The difference between income taxes provided for financial reporting purposes and expected charges or benefits at the U.S. federal statutory rate is due primarily to state tax charges.

         The components of the income tax provisions for the nine months ended October 2, 1999 and October 3, 1998 follow (in thousands):

                                                   Oct. 2,          Oct. 3,
                                                    1999             1998
                                                  --------         --------
         Statutory U.S. tax rate                  $ 25,500         $ 41,700
         Increase in rate resulting from:
            State taxes                              2,300            4,300
            Other                                      600            1,600
                                                  --------         --------
         Total provision                          $ 28,400         $ 47,600
                                                  ========         ========

         Effective tax rate                            39%              40%
                                                  ========         ========


4. Earnings per share amounts, including pro forma amounts, are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

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


7. In January 1999 the registrant acquired Homes of Merit, Inc. and Heartland Homes Group. Homes of Merit is the largest producer of manufactured housing in Florida and Heartland Homes is a Texas retailer of manufactured homes. In June 1999 the registrant acquired Care Free Homes, Inc., a manufactured housing retailer based in Utah. During the first nine months of 1999, net cash of $49.5 million was paid for these acquisitions, financed from additional borrowings. Guaranteed purchase price for these companies totaled $68 million, with additional purchase price payments of up to $66.5 million over the next four years if certain performance goals of the acquired businesses are achieved. The acquisitions were accounted for using the purchase method and resulted in the recording of $49 million of goodwill.

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

         Goodwill associated with acquisitions is generally amortized using the straight-line method over 40 years. Recognition of additional purchase price related to contingent amounts will result in the recording of a corresponding amount of goodwill. At October 2, 1999 the registrant was contingently obligated for additional purchase price of up to $190 million, $30 million of which has been recorded on the balance sheet. The results of operations of acquisitions are included with those of the registrant from the respective acquisition dates.

         Following are pro forma results of operations for the three and nine month periods ended October 3, 1998 assuming that 1998 and 1999 acquisitions of significant subsidiaries had taken place at the beginning of 1998. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed. The pro forma results should not be taken as indicative of results for a full year.

         (In thousands, except     Three Months Ended     Nine Months Ended
          per share amounts)          Oct. 3, 1998           Oct. 3, 1998
                                   ------------------     -----------------
         Net sales                     $669,095                $1,926,720
                                       ========                ==========

         Income before income taxes    $ 50,000                $  129,200

         Income taxes                    20,000                    51,700
                                       --------                ----------

         Net income                    $ 30,000                $   77,500
                                       ========                ==========

         Income per diluted share      $   0.60                $     1.57
                                       ========                ==========

8. On May 3, 1999 the registrant completed an offering for $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering totaling $197.3 million were primarily used to reduce bank debt.


9. The registrant has a five-year revolving credit agreement that provides a $275 million unsecured line of credit, including letters of credit. In September 1999 the line of credit was reduced from $325 million pursuant to the agreement, which provides for annual reductions until the line is reduced to $175 million in September 2001. At the registrant's option, borrowings are subject to interest either at the bank's prime rate or the bank's Eurodollar rate plus from 0.575% to 1.0%. In addition, the registrant pays a facility fee ranging from 0.15% to 0.25% of the entire line of credit and a letter of credit fee. The agreement also contains convenants which, among other things, require maintenance of certain financial ratios and minimum net worth, and limit additional indebtedness.


10. Reconciliations of segment sales to consolidated net sales and segment EBITA (earnings before interest, taxes, goodwill amortization and corporate office costs) to consolidated operating income (loss) follow (in thousands):

                                                    Three Months Ended
                                                  -----------------------
                                                     Oct. 2,      Oct. 3,
                                                      1999         1998
                                                  ----------   ----------
      Net sales
        Manufacturing                             $  492,632   $  495,285
        Retail                                       211,516      172,660
        Less: intercompany                           (73,000)     (53,000)
                                                  ----------   ----------
        Consolidated net sales                    $  631,148   $  614,945
                                                  ==========   ==========

      Operating income (loss)
        Manufacturing EBITA                       $   26,253   $   46,834
        Retail EBITA                                  14,015       13,628
        General corporate expenses                    (6,393)      (5,463)
        Intercompany profit elimination                    -       (1,400)
        Goodwill amortization                         (3,463)      (2,147)
        Loss from independent retailer bankruptcy    (33,600)           -
                                                  ----------   ----------
        Consolidated operating income (loss)      $   (3,188)  $   51,452
                                                  ==========   ==========

                                                     Nine Months Ended
                                                  -----------------------
                                                     Oct. 2,      Oct. 3,
                                                      1999         1998
                                                  ----------   ----------
      Net sales
        Manufacturing                             $1,526,746   $1,414,103
        Retail                                       611,665      383,367
        Less: intercompany                          (218,000)    (137,000)
                                                  ----------   ----------
        Consolidated net sales                    $1,920,411   $1,660,470
                                                  ==========   ==========

      Operating income
        Manufacturing EBITA                       $  111,626   $  126,339
        Retail EBITA                                  46,610       34,532
        General corporate expenses                   (18,385)     (16,844)
        Intercompany profit elimination               (4,400)      (8,700)
        Goodwill amortization                        (10,231)      (6,938)
        Loss from independent retailer bankruptcy    (33,600)           -
                                                  -----------  ----------
        Consolidated operating income             $   91,620   $  128,389
                                                  ==========   ==========

11. As is customary in the manufactured housing industry, Champion has entered into repurchase agreements with lending institutions that provide wholesale floor plan financing to its independent retailers. Pursuant to these agreements Champion is obligated to repurchase its homes during a period of 12 or 15 months after wholesale shipment upon default by the retailer and repossession by the financial institution. The maximum potential repurchase obligation at October 2, 1999 was $700 million, exclusive of any resale value of the homes.

12. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year.


13. Substantially all the registrant's subsidiaries are guarantors of indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the aggregate total assets and pretax income of, and the Company's net investment in, the nonguarantor subsidiaries is not material to the consolidated totals of the company.

                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                           CHAMPION ENTERPRISES, INC.

                   THREE AND NINE MONTHS ENDED OCTOBER 2, 1999
               VERSUS THREE AND NINE MONTHS ENDED OCTOBER 3, 1998

CONSOLIDATED
(Dollars in millions)

                                          Three Months Ended
                                         --------------------
                                          Oct. 2,     Oct. 3,     %
                                           1999        1998     Change
                                         --------    --------   ------
Net sales
  Manufacturing                          $  492.6    $  495.3     -1%
  Retail                                    211.5       172.7     23%
  Less:  intercompany                       (73.0)      (53.0)
                                         --------    --------
Total net sales                          $  631.1    $  615.0      3%
                                         ========    ========

Gross margin                             $  101.9    $  114.7    -11%
SG&A                                         71.5        63.2     13%
Loss from independent
  retailer bankruptcy                        33.6           -
                                         --------    --------
Operating income (loss)                  $   (3.2)   $   51.5
                                         ========    ========

As a percent of sales
  Gross margin                              16.2%       18.7%
  SG&A                                      11.3%       10.3%
  Operating income before loss from
    independent retailer bankruptcy          4.8%        8.4%
  Loss from independent
    retailer bankruptcy                      5.3%          -
  Operating income (loss)                   -0.5%        8.4%


                                           Nine Months Ended
                                         --------------------
                                          Oct. 2,     Oct. 3,     %
                                           1999        1998     Change
                                         --------    --------   ------
Net sales
  Manufacturing                          $1,526.7    $1,414.1     8%
  Retail                                    611.7       383.4    60%
  Less:  intercompany                      (218.0)     (137.0)
                                         --------    --------
Total net sales                          $1,920.4    $1,660.5    16%
                                         ========    ========

Gross margin                             $  336.7    $  293.3    15%
SG&A                                        211.5       164.9    28%
Loss from independent
  retailer bankruptcy                        33.6           -
                                         --------    --------
Operating income                         $   91.6    $  128.4   -29%
                                         ========    ========

As a percent of sales
  Gross margin                              17.5%       17.7%
  SG&A                                      11.0%        9.9%
  Operating income before loss from
    independent retailer bankruptcy          6.5%        7.7%
  Loss from independent
    retailer bankruptcy                      1.7%          -
  Operating income                           4.8%        7.7%

OVERVIEW

In the three and nine months ended October 2, 1999, Champion's consolidated revenues rose 3% for the quarter and 16% for the year-to-date period. These increases are primarily due to internal expansions and acquisitions completed in 1998 and 1999. Throughout 1998 the registrant acquired 14 manufactured housing retail organizations and a home building facility. In January 1999 the registrant completed the acquisitions of Homes of Merit, Florida's largest producer of manufactured homes, and Heartland Homes, a Texas housing retailer. In June 1999 the registrant acquired Care Free Homes, Inc., a housing retailer headquartered in Utah.

In the quarter ended October 2, 1999, the registrant's former largest independent retail customer, Ted Parker Home Sales, Inc. ("Ted Parker"), filed a Chapter 11 bankruptcy petition. Champion was contingently obligated under repurchase agreements with Ted Parker's inventory floor plan lenders. Pursuant to these agreements the registrant repurchased approximately $70 million of inventory, which was financed through floor plan borrowings. In the quarter a pretax charge of $33.6 million ($20.5 million after tax or $0.42 per diluted share) was recorded for the discounting and other costs expected to be incurred in connection with the liquidation of the repurchased homes. Sales to this customer represented 3.5% of Champion's wholesale home shipments in 1998 and 2.7% for the six months ended July 3, 1999.

In the bankruptcy proceedings, Champion acquired 37 sales center leases previously operated by Ted Parker. These stores, primarily in North and South Carolina, were acquired in September 1999 for approximately $2.8 million. The registrant plans to operate 18 to 20 of these acquired locations on a permanent basis and to sell seven of the leases to other independent retailers. The remaining locations will be operated temporarily until the inventory is liquidated, then they will be closed or sold. Further, the registrant has consolidated its manufacturing operations in North Carolina and temporarily idled two facilities in that state.

Operating margins, before the loss from the Ted Parker bankruptcy, were 4.8% of sales for the quarter and 6.5% for the nine months. Selling, general and administrative expenses ("SG&A") rose in 1999 due to acquisitions and expanded retail operations. Quarterly net income, before the loss from the Ted Parker bankruptcy, decreased 48% to $14.6 million, compared to $28.1 million in the prior year's third quarter. Income per diluted share, before the loss from the Ted Parker bankruptcy, declined 47% to $0.30, compared to $0.57 per diluted share in the third quarter 1998. For the year-to-date period, net income was $44.5 million, or $0.90 per diluted share, compared to $71.6 million, or $1.45 per diluted share, a year ago. These income declines are also due to reduced manufacturing and retail margins as discussed below.


MANUFACTURING OPERATIONS

                                              Three Months Ended
                                             -------------------
                                              Oct. 2,    Oct. 3,     %
                                               1999      1998     Change
                                             --------   --------  ------
Net sales (in millions)                      $ 492.6    $ 495.3     -1%
Segment income before loss
  from independent retailer
  bankruptcy (in millions)                   $  26.3    $  46.8    -44%
Segment margin                                  5.3%       9.5%
Homes sold                                    17,560     18,010     -2%
Floors sold                                   29,662     29,889     -1%
Multi-section mix                                67%        64%
Average home price                           $28,100    $27,500      2%

                                              Nine Months Ended
                                             -------------------
                                             Oct. 2,    Oct. 3,      %
                                               1999       1998     Change
                                             --------   --------   ------
Net sales (in millions)                     $1,526.7   $1,414.1      8%
Segment income before loss
  from independent retailer
  bankruptcy (in millions)                  $  111.6   $  126.3    -12%
Segment margin                                  7.3%       8.9%
Homes sold                                    55,550     52,641      6%
Floors sold                                   93,040     86,233      8%
Multi-section mix                                66%        62%
Average home price                           $27,500    $26,900      2%
Manufacturing facilities-end of period            62         59      5%


Compared to a year ago, manufacturing revenues decreased 1% for the quarter, with homes and floors sold down 2.5% and 0.8%, respectively. The industry's excess number of retailers and retail inventory levels affected the registrant's sales. For the year-to-date period, revenues reached $1.5 billion, up 8% from a year earlier, with company-operated retailers accounting for 14% of year-to-date homes sold. The remaining 86% were sold to independent retailers. The registrant's year-to-date wholesale shipments of homes and floors sold rose 5.5% and 7.9%, respectively, from 1998 levels. Excluding Homes of Merit from both periods, the registrant's year-to-date wholesale shipments of homes sold decreased 0.5% and floors sold rose 0.7%. According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments for the first eight months of 1999 decreased 1.4% in homes and rose 1.1% in floors from the comparable 1998 period.

Manufacturing segment income for the quarter, before the loss from the Ted Parker bankruptcy, was $26 million, compared to $47 million, in 1998. Nine-month segment income, before the loss from the Ted Parker bankruptcy, was $112 million, or 7.3% of wholesale revenues, compared to $126 million, or 8.9% of revenues, a year ago. Margins in 1999 were affected by rising material costs, market conditions, and operating inefficiencies resulting from low levels of unfilled orders. Start-up expenses at three new facilities, one each in Arizona, New York and Kentucky, and $3.7 million of costs to consolidate five plants into other operations also affected the third quarter's profitability.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at October 2, 1999 totaled approximately $80 million, compared to $150 million a year ago, excluding Homes of Merit from both periods. Excluding five idled facilities which were consolidated into other operations in July and August, and including six Homes of Merit plants, the registrant had 62 home building facilities at quarter end, compared to 59 one year earlier. During the third quarter of 1999, the registrant opened new facilities in Arizona and Kentucky, and its replacement plant in New York for the one destroyed by fire in the first quarter. In October 1999 Champion consolidated its Idaho operations into one facility upon the temporary idling of a plant located there. In November 1999 the company further consolidated operations and temporarily idled a facility in Alabama.

RETAIL OPERATIONS

                                           Three Months Ended
                                          -------------------
                                           Oct. 2,     Oct. 3,      %
                                            1999        1998     Change
                                          -------     -------    ------
Net sales (in millions)                   $ 211.5     $ 172.7      23%
Segment income (in millions)              $  14.0     $  13.6       3%
Segment margin                               6.6%        7.9%
New homes sold                              4,299       3,576      20%
Pre-owned homes sold                        1,037         847      22%
Total homes sold                            5,336       4,423      21%
% Champion produced-new homes sold            64%         50%
New multi-section mix                         56%         53%
Average new home price                    $46,100     $45,700       1%


                                           Nine Months Ended
                                          -------------------
                                          Oct. 2,     Oct. 3,       %
                                           1999        1998      Change
                                          -------     -------    ------
Net sales (in millions)                   $ 611.7     $ 383.4       60%
Segment income (in millions)              $  46.6     $  34.5       35%
Segment margin                               7.6%        9.0%
New homes sold                             12,475       8,121       54%
Pre-owned homes sold                        3,123       1,852       69%
Total homes sold                           15,598       9,973       56%
% Champion produced-new homes sold            62%         47%
New multi-section mix                         55%         53%
Average new home price                    $45,700     $44,900        2%
Sales centers-end of period                   291         233       25%

In the third quarter of 1999, retail sales reached $212 million, an increase of 23% from a year ago. Year-to-date, retail sales rose 60% to $612 million, with new and pre-owned homes sold up 54% and 69%, respectively, from the comparable 1998 period. These increases are due to expanded retail operations from acquisitions and internal expansions. At quarter end the registrant was operating 291 retail stores, excluding locations acquired from Ted Parker, compared to 233 locations a year ago. Of the total new homes sold in the nine-month period, 62% were produced by Champion facilities, compared to 47% a year ago.

Quarterly segment income, before inventory financing charges, rose 3% from a year ago to reach $14 million, or 6.6% of retail revenues. Nine-month segment income, before inventory financing costs, increased 35% to $47 million and represented 7.6% of related revenues. Competitive pricing in key markets and start-up and expansion costs affected margins in 1999. Lower margins at some of the minor acquisitions also affected margins in the year-to-date period.

OTHER MATTERS

During the nine-month period, a non-cash accounting charge of approximately $4.4 million was recorded to eliminate the manufacturing profits in inventories of Champion produced homes at company-operated sales centers. This amount compares to $8.7 million a year ago. Interest expense was higher in 1999 due to increased amounts outstanding on the registrant's line of credit, Senior Notes payable and floor plan payable. Income tax expense in 1999 decreased due to lower pretax income. The effective tax rate was 39% in 1999, compared to 40% in 1998, decreasing as a result of lower state tax rates due to certain acquisitions.

The industry's U.S. wholesale shipments in the remainder of 1999 and into 2000 could suffer from the excess number of industry retailers and retail inventory levels. Increased competitive pressures are expected to reduce Champion's wholesale and retail margins until industry retail inventories are reduced to acceptable levels and wholesale shipments increase. Due to the industry's excess retail inventories and the Ted Parker bankruptcy situation, the company will not reach its earnings growth goal in 1999. Because of the uncertainty in the marketplace, the registrant will not be setting an earnings growth goal for the year 2000.

On August 26, 1999, a putative shareholder class action suit entitled Joel Miller v. Champion Enterprises, Inc. was filed against the company and Walter R. Young in the U.S. District Court for the Eastern District of Michigan. The complaint seeks unspecified damages and costs for alleged violations of federal securities laws. The plaintiff generally alleges, among other things, that the company made false and misleading statements and omitted other information regarding the financial condition of Ted Parker and the potential impact on the company of Ted Parker becoming insolvent. Champion believes that it is possible that additional similar actions have been or may be filed. The company intends to vigorously defend against this litigation.

                                 YEAR 2000 ISSUE

The company began assessments in prior years to identify the work required to assure that its computer systems successfully operate after January 1, 2000. This review included analyzing software internally developed, software licensed from third parties and related issues of significant suppliers, including wholesale and retail financing companies. It has been determined that a small portion of the registrant's computer systems could be affected by the Year 2000 Issue. The process of replacing or modifying such software and hardware was started in 1997 and remaining changes were substantially completed by the end of the third quarter of 1999. Costs incurred to date by the company related to the Year 2000 Issue have been immaterial and were charged to expense as incurred. Remaining costs to make the registrant's computer systems year 2000 compliant are not expected to have a material effect on results of operations, liquidity or capital resources.

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


                           LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $25 million at October 2, 1999, compared to $24 million at January 2, 1999. During the year-to-date period, $40 million of cash was generated from operating activities and $5 million from stock option exercises and related tax benefits. Long-term debt increased $102 million during the nine-month period, with net cash totaling $84 million used for acquisitions and for other acquisition related payments. Expenditures in 1999 included $43 million for capital improvements and $18.5 million for common stock repurchases. These buybacks, totaling 1.3 million shares during the nine months, were pursuant to a Board of Directors authorization for up to 3.0 million shares. Through October 29, 1999 1.4 million shares had been repurchased at a cost of $19.2 million.

Assets and liabilities increased during the year due to acquisitions and higher wholesale revenues in September 1999 as compared to December 1998. Inventories and floor plan payable rose during the quarter due to homes that were repurchased from Ted Parker and financed by flooring lenders. At quarter end debt was 50% of total capital. For the year-to-date period, earnings before the loss from the Ted Parker bankruptcy, interest, taxes, depreciation and amortization totaled $153 million, up from $148 million a year ago.

The company has a five-year $275 million unsecured bank line of credit, which was completed in May 1998 and includes letters of credit. At quarter end the registrant had $33 million of letters of credit outstanding and bank borrowings totaling $10 million.

On May 3, 1999 the registrant completed an offering for $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering of approximately $197.3 million were primarily used to reduce bank debt.

Additional borrowings may be necessary during 1999 to fund development projects, common stock repurchases, and capital expenditures. The company estimates that its total capital expenditures for 1999 should be approximately $50 million for new construction and expansions of manufacturing facilities and internal retail expansions.

The company believes that existing cash balances, cash flow from operations and additional availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements, development project funding, common stock repurchases, capital expenditures, and acquisition related payments, including contingent purchase price, in the foreseeable future. However, management may explore other opportunities to raise capital to finance growth. Consistent with its plan to improve shareholder value through investments in sound operating businesses and common stock repurchases, the registrant does not plan to pay cash dividends in the near term. The company has a goal to reach $1 billion in retail revenues by the year 2000.


                           FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including the registrant's plans for retail expansion, capital expenditures and planned facilities, contingent liabilities related to repurchase agreements, and its retail sales goal, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below and those contained in Champion's reports previously filed with the SEC, that could cause actual results to differ materially from those included in the forward looking statements.

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

FUTURE RESULTS OF OPERATIONS ARE DEPENDENT UPON THE ABILITY TO ASSIMILATE THE OPERATIONS OF ACQUISITIONS.

During the past five years the registrant has significantly expanded its manufactured housing production operations through acquisitions, with nine acquisitions of manufactured housing companies since 1994. Champion also has significantly expanded its retail operations with 291 retail sales locations in 28 states, excluding stores acquired from Ted Parker, as of October 2, 1999, compared to 22 sales locations at January 3, 1998. Future results of operations are dependent, in part, upon the ability of management to assimilate the operations of recent acquisitions, as well as any future acquisitions and to oversee these expanded operations. The ability to manage these and any future acquisitions will depend upon a number of factors, including capital resources, ability to retain key employees and ability to control operating and production costs. The registrant cannot be assured that it will be successful in these efforts or that these efforts may not in certain circumstances adversely affect operating results.

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

THE REGISTRANT COULD BE ADVERSELY IMPACTED BY CONTINGENT LIABILITIES.

As is customary in the manufactured housing industry, most retailers finance their purchases through floor plan arrangements under which a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution that provides the independent retailer financing customarily requires the registrant to enter into a separate repurchase agreement with the financial institution. Under these agreements Champion is obligated, upon default by the retailer and repossession by the financial institution, to repurchase its home during a period of 12 or 15 months after wholesale shipment in an amount equal to the unpaid loan balance for the home, plus certain administrative and handling expenses, reduced by the amount of any damage to the home.

The maximum potential repurchase obligation at October 2, 1999 was $700 million, exclusive of any resale value of the homes. Losses incurred in connection with these agreements in 1994 through 1998 were immaterial and estimated losses are provided for currently. Excluding losses incurred in connection with the Ted Parker bankruptcy, year-to-date through third quarter Champion repurchased 413 homes and recorded a loss on resale of approximately $720,000 in connection with these repurchases from 52 bankrupt retailers. Champion cannot be assured that it will not suffer additional losses with respect to, and as a consequence of, these financing arrangements.

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


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

                            PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

   (a) The following exhibits are filed as part of this report:


Exhibit No.                        Description
-----------                        -----------

11       Computation of EPS.

27       Financial Data Schedule.


   (b) On July 12, 1999; July 30, 1999; August 26, 1999; and September 2, 1999
       the registrant filed current reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                   By:    JOSEPH H. STEGMAYER
                                      --------------------------------
                                      Joseph H. Stegmayer
                                      Executive Vice President, Chief
                                      Strategic and Financial Officer
                                      (Principal Financial Officer)




                                  And:   RICHARD HEVELHORST
                                      --------------------------------
                                      Richard Hevelhorst
                                      Vice President and Controller
                                      (Principal Accounting Officer)




Dated:  November 10, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.                          Description
-----------                          -----------
    11                               Computation of EPS
    27                               Financial Data Schedule