Form 10-K405
period 2000-01-01
CHAMPION ENTERPRISES INC
filed 2000-03-23
CIK 814068

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2000    Commission File Number 1-9751

                           CHAMPION ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  Michigan                          38-2743168
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

    2701 Cambridge Court, Suite 300, Auburn Hills, Michigan        48326
           (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code:  (248) 340-9090

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

                           Yes   X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 3, 2000, based on the last sale price of $6.19 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $145,375,096. As of March 3, 2000, the Registrant had 47,242,436 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  Part of Form 10-K Report
               Document                         into which it is incorporated

Proxy Statement for Annual Shareholders' Meeting
  to be held May 2, 2000                                      III

                                     PART I

ITEM 1.  BUSINESS.

General

     Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, the Registrant, Champion or the Company) primarily produces and sells manufactured homes. As of January 1, 2000, the Company was operating 58 manufacturing plants throughout the United States, two production facilities in western Canada, and 280 retail locations in 28 states. The Registrant has approximately 15,000 employees.

     The Registrant led the U.S. manufactured housing industry in wholesale sales revenues for the last four years and led the industry in the number of wholesale homes sold in 1998 and 1999. This leadership determination was based on data obtained from industry members' press releases, filings with the Securities and Exchange Commission (SEC), and data from an annual survey by Manufactured Home Merchandiser (MHM), an industry trade publication.

     During the past six years the Registrant significantly expanded its manufactured housing production operations through acquisitions, internal growth and, in 1996, its merger with Redman Industries, Inc.(Redman), a publicly-held company. As a result of this growth, Champion's manufactured housing wholesale revenues have increased from $266 million in 1993 (excluding Redman sales) to almost $2 billion in 1999.

     The Registrant acquired eight manufactured housing companies since 1994 including: Dutch Housing, Inc. in Michigan and Indiana in 1994; Chandeleur Homes, Inc. in Alabama, Crest Ridge Homes, Inc. in Texas and New Horizon Manufactured Homes, Ltd. in Alberta, Canada in 1995; Grand Manor, Inc. in Georgia and Homes of Legend, Inc. in Alabama in 1996; Fleming County Industries, Inc. in Kentucky in 1998; and Homes of Merit, Inc. in Florida in 1999. In addition, during the past four years the Company opened 17 new production facilities, including two new plants in 1999.

     Due to the industry's excess retailer locations and retail inventory levels, tightening consumer credit standards, and other factors affecting results as discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, during 1999 the Registrant idled eight manufacturing facilities by consolidating operations in certain regions. As of January 1, 2000, the Company was operating 60 home building facilities in 18 states and western Canada.

     Since 1997 the Registrant has significantly expanded its retail operations by completing the acquisitions of 16 retail organizations which operated 179 sales centers. Among those acquired were Southern Showcase Housing, Inc. and Accent Homes, Inc., both headquartered in North Carolina; Advantage Homes, Inc. in California; Iseman Homes, Inc. headquartered in South Dakota; Manufactured Home Buyers Group, A-1 Homes, and Heartland Homes Group in Texas; Homes America Group headquartered in Nevada; Manufactured Housing of Louisiana; Tom Terry Enterprises, Inc. in Nevada; Oklahoma Lifestyle; Trading Post Mobile Homes, Inc. in Kentucky; and Care Free Homes, Inc. based in Utah. During 1998 and 1999, 79 net sales centers were added through internal expansions, bringing the year end 1999 total Company-operated retail sales centers to 280 in 28 states. As a result, Champion is now the third largest retailer of manufactured housing in the U.S. based on the number of retail locations reported by industry members in press releases and SEC filings.

     In 1999 the Company formed Champion Development Corp. (CDC) to make investments in manufactured housing developments. In April 1999 CDC acquired

Phoenix Land Development Corp., a developer and manager of manufactured housing communities with operations in six states. CDC has also formed a joint venture with Sun Communities, Inc., a publicly-held real estate investment trust. As of February 2000, CDC had investments in 14 properties in eight states. Certain Company-owned retailers also have interests in various community developments.

     The Registrant formed HomePride Finance Corp. (HomePride) in 1999 to establish relationships with major lending institutions in order to offer special consumer lending programs to Champion-owned and key independent retailers. HomePride provides these retailers with consumer credit and competitive interest rates by consolidating significant loan origination volume.

     The industry's U.S. wholesale shipments in 2000 could suffer from the excess number of industry retailers and retail inventory levels. Increased competitive pressures are expected to reduce Champion's wholesale and retail margins until industry retail inventories are reduced to acceptable levels and wholesale shipments increase. The Company is focusing on improving retailer inventory turnover, rewarding retailers for retail selling of homes purchased, and promoting sound business practices.

     Due to these industry conditions and other factors affecting results as discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company did not reach its earnings growth goal in 1999. The Registrant has discontinued its practice of publicly stating its specific growth goals.

     The Registrant's retail strategy is to continue to expand its retail operations and to improve the retail buying experience for the homebuyer. Related goals are to enhance profits through better merchandising techniques and improved efficiencies including purchasing synergies, control of costs, and improved installation of homes to reduce service costs.

Segment Information

     Financial information about the Company's manufacturing and retail segments is included in Note 12 of Notes to Consolidated Financial Statements. The Company's foreign operations consist of two manufacturing facilities in Canada. During the last three years these Canadian operations accounted for less than 5% of the Company's manufacturing segment's total sales, identifiable assets and earnings before interest, taxes and goodwill amortization.

Products

     Most of the manufactured homes produced by the Registrant are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (HUD code homes). Approximately 96.5% of the homes produced by the Registrant in 1999 were HUD code homes. The remaining 3.5% of homes produced were manufactured in Canada or were modular homes. Homes produced in Canada are constructed in accordance with applicable Canadian building standards. Modular homes are designed to meet local building codes.

     The Registrant produces a broad range of single-section and multi-section homes under various trade names and brand names and in a variety of floor plans and price ranges. The Registrant's manufactured homes generally range in size from 400 to 4,000 square feet. Homes manufactured by the Registrant typically include two to four bedrooms, a living room or family room, dining room, kitchen, and two full bathrooms. In 1999 the Registrant sold 71,761 homes, of which 66% were multi-section compared to 63% in 1998. According to the National Conference of States on Building Codes and Standards (NCSBCS) data, the industry's U.S. multi-section mix was 65% in 1999, compared to 61% in 1998.

     During 1999 the Registrant's average wholesale home price was $27,600, and wholesale prices ranged from $10,000 to over $100,000. Retail sales prices of the homes, without land, generally range from $15,000 to over $150,000, depending upon size, floor plan, features and options. During 1999 the average new home retail selling price was $46,300 for homes sold by Company-operated retail sales centers.

     The chief components and products used in manufactured housing are generally the same kind and quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and the Registrant is not dependent upon any particular supplier. Prices of certain materials such as lumber, insulation, and drywall can fluctuate significantly due to changes in demand and supply. The industry and the Registrant generally have been able to pass higher material costs on to the consumer in the form of surcharges and base price increases. It is not certain, however, that any future price increases can be passed on to the consumer without affecting demand.

     The completed home has carpeting, cabinets, appliances, wall coverings, window treatments, and electrical, heating and plumbing systems. Optional factory installed features include fireplaces and skylights. Upon completion and sale of the home, it is transported to a retail sales center or directly to the consumer's home site. Upon retail sale the home is transported to the home site, placed on a foundation and readied by the retailer for occupancy. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site.

Production

     The Registrant's homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. The homes are manufactured in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each home is assembled in stages beginning with the construction of the chassis, then adding other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the elements of weather, and quantity discounts resulting from increased purchasing power enables the Registrant to produce homes in one to two days at substantially less cost than conventional site-built housing. According to 1998 data reported by the U.S. Department of Commerce, manufactured housing costs approximately $30.21 per square foot, compared to $62.29 per square foot for site-built housing.

     The Registrant's production schedule is based upon wholesale buyer (retailer) orders which fluctuate from week to week, are subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes or for customer specified orders. Before scheduling homes for production, orders and availability of financing are confirmed with the retailer and floor plan lender. Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates. As of the end of December 1999, unfilled orders for wholesale housing totaled an estimated $49 million, compared to $73 million a year earlier. Although manufactured homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada.

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

Independent Retailers

     During 1999, 86% of the Registrant's wholesale shipments of homes were made to approximately 3,500 independent retail locations throughout the U.S. and western Canada. Some independent retailers operate multiple sales centers. As is common in the industry, the Registrant's independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the Registrant. In 1999, no single independent retailer or distributor accounted for more than 10% of the Registrant's manufacturing sales. The majority of independent retailer home purchases are financed by lending institutions on a floor plan basis secured by a lien on such homes. A manufacturing facility generally receives payment from the lending institution 7 to 15 days after a home is sold to an independent retailer. In accordance with trade practice, the Registrant enters into various repurchase agreements with the lending institutions providing retailer financing, as is more fully described in Note 10 of Notes to Consolidated Financial Statements.

     The Registrant continually seeks to increase sales at its existing independent retailers by improving throughput of its homes, as well as by finding new independent retailers to carry its homes. During 1998 the Registrant commenced its "Alliance of Champions" marketing program for selected Champion independent retailers with a record of success and a commitment to grow. The Alliance program was introduced to help assure the continued growth of well managed, independent retailers of the Registrant's homes. The program assures supply of a broad range of quality products from Champion's manufacturing facilities and provides training in sales, management and home installation. Additional benefits available to Alliance members are wholesale and retail finance packages from third-party lenders and availability of enhanced marketing programs. As of January 1, 2000, more than 1,000 retail locations had joined the Alliance program.

Company-Operated Retail Sales Centers

     The Company had 280 retail locations in 28 states as of January 1, 2000, compared to 246 sales locations a year earlier. The Company's retail sales in 1999 totaled $787 million, up from $562 million in 1998. Purchases by Company-operated retailers accounted for 14% of wholesale home shipments made by the Registrant's manufacturing operations in 1999. Of the total new homes sold by Company-operated retailers in 1999, 62% were Champion-produced compared to 49% in 1998.

     The Company's retail operations are primarily conducted through 14 core retail organizations. Each of the Registrant's owned retail companies does business autonomously under its own name and carries and sells homes based on availability from suppliers and marketability for their local area.

     Each retail sales center operated by the Registrant has a sales office, which is generally a factory-built home, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including the model home, or may order a home that will be built at a manufacturing facility. Many sales centers also sell pre-owned homes that are obtained through trade-ins or are repossessed homes obtained from financial institutions. The Registrant's owned retailers generally finance their inventories of homes under floor plan financing arrangements similar to those discussed above under "Independent Retailers".

     The Registrant's sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four commissioned salespersons. The Registrant uses radio and television advertising in areas where it has a concentration of sales centers. Most retail customers finance the purchase of their home through a lending institution. The sales center often assists in arranging financing and insurance on the home, for which a fee is received. The sales centers may also sell additional items in connection with the sale of the home, such as central air conditioning, decks, skirting and additional appliances. Retailers often arrange for necessary permits and utility connections.

Market

     Manufactured housing competes in suburban and rural areas with other forms of new low-cost housing such as site-built housing, prefabricated and modular homes, condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by NCSBCS and the U.S. Department of Commerce, manufactured housing wholesale shipments accounted for an estimated 21% of all single-family housing starts and 28% of all new single-family homes sold in 1999. Industry wholesale shipments of manufactured housing decreased 6.5% in 1999 to 348,671 homes, according to data reported by NCSBCS. Data reported by Statistical Surveys, Inc. indicates that industry retail home sales in 1999 were down 6.4% from 1998 levels.

     The market for manufactured housing is affected by a number of different factors, including consumer confidence, job creation, general economic growth and the overall affordability of manufactured housing versus other forms of housing. In addition, demographic trends, such as changes in population growth, and competition affect the demand for housing products. Interest rates and the availability of financing influence the affordability of manufactured housing. Generally, manufactured housing is less sensitive to interest rate changes than other housing. However, there can be no assurance that a rise in overall interest rates would not have an adverse impact on the general economy and, therefore, the market for manufactured housing.

     The Registrant believes the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and married couples, as well as elderly or retired persons. The comparatively low cost of fully or partially furnished housing, together with the low down payment requirements and the relative ease of financing, attract these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes make up a significant portion of the demand for new manufactured housing.

     The Registrant believes that a much larger market may exist, including apartment dwellers and persons who have traditionally purchased low-priced site-built homes. In the past, a number of factors have restricted demand for manufactured housing, including less-favorable financing terms for manufactured housing compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these negative factors have lessened considerably in recent years with improved quality and appearance of manufactured housing.

Competition

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retailer and retail customer financing.

     According to NCSBCS, in December 1999 there were approximately 71 producers of manufactured homes in the U.S. The Company estimates that these producers were operating approximately 300 production facilities. This total compares to 330 plants a year ago and 216 plants in 1991. In 1998 the top five companies had combined market share of approximately 62%, according to data from a survey by MHM. Capital requirements for entry into the manufactured housing industry are relatively low. Based on industry data reported by NCSBCS, in 1999 the Registrant's U.S. wholesale market share of HUD code homes sold was 19.9%, up from 18.3% in 1998.

     On the retail side, Champion believes that there are an estimated 8,500 retail locations throughout the U.S. The Registrant sells its homes through approximately 3,500 independent retail locations and through its owned retail organizations.

FORWARD LOOKING STATEMENTS

     Certain statements contained in this Report, including the Registrant's plans and beliefs regarding goals, retail and manufacturing strategies, programs to enhance consumer lending opportunities and to develop manufactured housing communities, new market initiatives, anticipated capital expenditures, the adequacy of cash flow to meet required needs, the outlook for the manufactured housing industry, and assessments of contingent liabilities, could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on the Registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements.

     Long-term growth in the manufactured housing industry (wholesale and retail) may be affected by: (1) the relative cost of manufactured housing versus other forms of housing; (2) general economic trends, including inflation and unemployment rates, consumer confidence, job growth and interest rates; (3) changes in demographics, including new household formations and the number of Americans on fixed income; (4) the availability and cost of financing for manufactured homes; (5) changes in government regulations and policies, including HUD regulations, local building codes and zoning regulations; and (6) changes in regional markets and the U.S. economy as a whole. Inclement weather and inventory levels of manufactured housing retailers could affect short-term sales. Fluctuations in interest rates may affect the demand for manufactured housing to the extent that those changes reduce job growth, slow the U.S. economy, or cause a loss in consumer confidence.

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

     If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. The Registrant does not undertake to update its forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect the Company's operating results.

The cyclical and seasonal nature of the housing market may cause fluctuations in operating results.

     The housing market historically has been highly cyclical and seasonal, and subject to volatility in quarterly operating results. The housing market is influenced by many national and regional economic and demographic factors, including consumer confidence, interest rates, availability of financing, regional population and employment trends and general economic conditions, including recessions. The housing industry generally experiences lower sales in the first and fourth calendar quarters of the year primarily as a result of the effect of adverse weather on construction, manufacturing, distribution and sales efforts, as well as retail sales and setups. The Registrant may, in certain periods, be affected by these economic and seasonal trends and there can be no assurance that the housing market will not experience future declines or that such declines will not have a material adverse effect on business.

Future results of operations are dependent upon the ability to assimilate the operations of acquisitions.

     During the past six years the Registrant has significantly expanded its manufactured housing production operations through acquisitions, with nine manufactured housing companies acquired since 1994 including the merger with Redman. Champion also has significantly expanded its retail operations, operating 280 retail sales locations as of January 1, 2000, compared to 22 sales locations at the beginning of 1997. Future results of operations are dependent, in part, upon the ability of management to assimilate the operations of recent acquisitions, as well as any future acquisitions, and to oversee these expanded operations. The ability to manage these and any future acquisitions will depend upon a number of factors, including capital resources, ability to retain key employees and ability to control operating and production costs. There can be no assurance that the Registrant will be successful in these efforts or that these efforts may not, in certain circumstances, adversely affect operating results.

Champion depends on independent retailers.

     During 1999, 86% of the Registrant's wholesale shipments of homes were made to approximately 3,500 independent retail locations throughout the U.S. and western Canada. As is common in the industry, Champion's independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the Registrant. While the Company believes that its relations with its independent retailers are generally good, either party can cancel the relationship on short notice. There can be no assurance that the Registrant will be able to maintain these relations, that these retailers will continue to sell Champion homes, or that the Registrant will be able to attract and retain quality independent retailers.

Sales depend on the availability of retailer and consumer financing.

     Champion's retailers and the retail purchasers of homes normally secure financing from third-party lenders. The availability, interest rate and other costs of such financing are dependent on the lending practices of financial institutions, governmental policies, and economic and other conditions, all of which are beyond the Registrant's control. Interest rates for manufactured home loans are generally higher, and the terms of these loans shorter, than loans for site-built homes. Additionally, manufactured home financing is at times more difficult to obtain than conventional home mortgages. There can be no assurance that affordable wholesale or retail financing for manufactured homes will continue to be available on a widespread basis. If such financing were to become unavailable, such unavailability could have a material adverse effect on results of operations.

The Registrant could be adversely impacted by contingent liabilities.

     As is customary in the manufactured housing industry, most retailers finance their purchases through floor plan arrangements under which a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution that provides the independent retailer financing customarily requires the manufacturer to enter into a separate repurchase agreement with the financial institution. Under these agreements Champion's manufacturing subsidiaries are obligated, upon default by the retailer and repossession by the financial institution, to repurchase its home during a period that is generally 12 or 15 months after wholesale shipment in an amount equal to the unpaid loan balance for the home, plus certain administrative and handling expenses, reduced by the amount of any damage to the home.

     The maximum potential repurchase obligation at January 1, 2000 was $630 million, exclusive of any resale value of the homes. Losses incurred in connection with these agreements in 1994 through 1998 were immaterial and estimated losses are provided for currently. Excluding the $33.6 million loss ($20.5 million after tax or $0.42 per diluted share) incurred in connection with a particular customer bankruptcy as discussed in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, in 1999 Champion repurchased 480 homes and incurred losses of $2.9 million resulting from the bankruptcy of 100 independent retailer locations. There can be no assurance that the Registrant will not suffer additional losses with respect to, and as a consequence of, these financing arrangements.

Growth may be limited by the availability of manufactured housing sites.

     Any limitation on the growth of the number of sites for placement of manufactured homes or on the operation of manufactured housing communities could adversely affect the manufactured housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which the Registrant believes has adversely affected the growth of the industry. There can be no assurance that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured home areas. The inability of the manufactured home industry to gain such acceptance and zoning ordinances could have a material adverse effect on results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant, their ages, and the position or office held by each, are as follows:



       Name                    Age             Position or Office
Walter R. Young                55      Chairman of the Board of Directors,
                                        President and Chief Executive Officer
Joseph H. Stegmayer            49      Executive Vice President, Chief
                                        Strategic and Financial Officer
Philip C. Surles               58      Chief Operating Officer
M. Mark Cole                   38      President, Retail Operations
Donald D. Williams             55      Chief Marketing Officer
John J. Collins, Jr.           48      Vice President, General Counsel
                                        and Secretary
Richard P. Hevelhorst          52      Vice President and Controller
Carmel E. Thomas               40      Treasurer


     The executive officers serve at the pleasure of the Registrant's Board of Directors except for Mr. Young, who is currently serving in accordance with the terms of a Letter Agreement dated April 27, 1990, as amended. The Letter Agreement terminates on April 30, 2003 unless terminated earlier pursuant to the agreement. Mr. Young joined the Registrant in 1990 as President and Chief Executive Officer and was elected Chairman of the Board in 1992.

     In 1998 Mr. Stegmayer joined the Company from Clayton Homes, Inc., a leading manufactured housing company, where for the previous five years he held various executive positions including President and Chief Operating Officer and Vice Chairman.

     Mr. Surles joined the Company upon the October 1996 merger with Redman Industries, Inc., a leading manufactured housing company. Prior to his appointment to Chief Operating Officer in May 1997, he served as the Company's President, Southwestern Region and in various executive capacities with Redman for 20 years.

     Mr. Cole joined the Company in 1998 upon the acquisition of Southern Showcase Housing, Inc., a manufactured housing retailer, where he was President for eight years. He was promoted to Champion's President, Retail Operations in September 1998.

     Prior to joining Champion in March 1999, Mr. Williams was employed by Young & Rubicam Brazil, an advertising agency, where he was Executive Vice President and Account Managing Director since 1989.

     Mr. Collins joined the Company in 1997. For the previous five years, he was Principal and Managing Director of Miller, Canfield, Paddock and Stone PLC, a law firm which provided legal services to the Registrant during 1997, 1998, and 1999, and was the Resident Director of one of its offices.

     Mr. Hevelhorst joined the Company in 1995 as Controller and was promoted to the position of Vice President and Controller in 1999.

     Ms. Thomas joined the Company in 1998. For the previous five years she was the Director of Finance/Assistant Treasurer of Difco Laboratories, Inc., a manufacturer of microbiology reagents.

ITEM 2. PROPERTIES.

     All of the Registrant's manufacturing facilities are one story with concrete floors and wood and steel superstructures. The Registrant owns all of its manufacturing facilities except for two housing facilities which are leased, and owns substantially all of the machinery and equipment used in each of its facilities. The Registrant believes its plant facilities are generally well maintained and provide ample capacity to meet expected demand.

     The following table sets forth certain information as of January 1, 2000 with respect to the Registrant's home building facilities, all of which are assembly-line operations.



                                                   Approximate
                Location                           Square Feet
United States
Alabama                 Guin (2 plants)*             220,000
                        Boaz (5 plants)**            488,000
                        Talladega                    163,000
Arizona                 Chandler (2 plants)          240,000
California              Corona***                    208,000
                        Lindsay                      156,000
                        Woodland***                   99,000
Colorado                Berthoud                     103,000
Florida                 Bartow (3 plants)            250,000
                        Lake City (3 plants)         275,000
                        Plant City                    92,000
Georgia                 Thomasville                  116,000
                        Richland                     142,000
Idaho                   Weiser (2 plants)*           289,000
Indiana                 LaGrange (4 plants)          326,000
                        Ridgeville                   105,000
                        Topeka (4 plants)            388,000
Kentucky                Flemingsburg (2 plants)      157,000
Michigan                White Pigeon (3 plants)*     190,000
Mississippi             Gulfport                      78,000
Nebraska                Central City                 130,000
                        York (2 plants)              314,000
New York                Sangerfield                  182,000
North Carolina          Lillington (3 plants)*       348,000
                        Maxton*                      132,000
                        Pembroke                     140,000
                        Sanford (2 plants)           226,000
Oregon                  Silverton                    128,000
                        Woodburn                     110,000
Pennsylvania            Claysburg                    140,000
                        Ephrata                      131,000
Tennessee               Henry                        125,000
Texas                   Athens (2 plants)            290,000
                        Breckenridge (2 plants)      229,000
                        Burleson (2 plants)          222,000

Canada
Alberta                 Medicine Hat                  92,000
British Columbia        Penticton                     74,000


  *Includes one idle facility at each location, with approximately 540,000 of total square feet for all idle facilities.
 **Excludes one facility of approximately 130,000 square feet that was destroyed by fire in February 2000.

***Leased facility.

     The Company's retail sales centers generally range in size from one and one-half acre to four acres, although some locations are up to ten acres. The following table sets forth the 280 Company-operated retail locations by state as of January 1, 2000:



                     Number of                                   Number of
                      Retail                                      Retail
State                Locations               State               Locations
Arizona                   9                  Nevada                  10
Arkansas                  1                  New Mexico               1
California                4                  North Carolina          32
Colorado                  1                  North Dakota             1
Georgia                   2                  Oklahoma                 8
Idaho                    13                  Oregon                  14
Indiana                   6                  South Carolina          17
Iowa                      2                  South Dakota             4
Kansas                    4                  Tennessee                3
Kentucky                 18                  Texas                   82
Louisiana                 7                  Utah                    12
Mississippi               3                  Virginia                 7
Missouri                  1                  Washington              12
Nebraska                  2                  Wyoming                  4


     Most of the Registrant's sales centers and nine of its retail headquarters are leased, with aggregate lease payments totaling approximately $11 million annually. Sales center lease terms generally range from monthly to five years. The Registrant leases its executive offices, which are located in Auburn Hills, Michigan.

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

     On August 26, 1999, a putative shareholder class action suit entitled Joel Miller v. Champion Enterprises, Inc. was filed against the Company and Walter R. Young in the U.S. District Court for the Eastern District of Michigan. The complaint seeks unspecified damages and costs for alleged violations of federal securities laws. The plaintiff generally alleges, among other things, that the Company made false and misleading statements and omitted other information regarding the financial condition of Ted Parker Homes Sales, Inc. (Ted Parker), the Company's former largest independent retailer, and the potential impact on the Company of Ted Parker becoming insolvent. There are similar actions that have been filed and are being consolidated with the Joel Miller action. The Company intends to vigorously defend against these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Registrant's security holders during the fourth quarter of 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.

     (a) The Registrant's common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. Quarterly stock prices were as follows:



                                      HIGH        LOW
1999

1st Quarter                         $27 3/8     $18 1/2
2nd Quarter                          21 11/16    18 1/8
3rd Quarter                          18 7/8       8 3/16
4th Quarter                          10 1/4       7 7/8

1998

1st Quarter                          29 3/8      18 7/16
2nd Quarter                          30          24 7/16
3rd Quarter                          29 3/4      21 5/8
4th Quarter                         $27 3/8     $17 1/2


     (b) There were approximately 6,000 shareholders of record and 14,000 beneficial holders on March 3, 2000.

     (c) The Registrant has not paid cash dividends during the past three fiscal years. Consistent with its plan to improve shareholder value through investments in its businesses, the Company does not plan to pay cash dividends in the near term.

ITEM 6. SELECTED FINANCIAL DATA.
EIGHT-YEAR HIGHLIGHTS (UNAUDITED)
(Dollars and weighted shares in thousands, except per share amounts)

                                 1999          1998         1997        1996           1995        1994       1993      1992
OPERATIONS
Net sales
   Manufacturing             $1,979,655     $1,898,596  $1,652,229  $1,572,427      $1,346,685  $1,088,381  $729,842  $593,151
   Retail                       787,011        561,659      60,624      33,202          27,200      34,702    30,661    27,241
Less:  intercompany            (278,000)      (206,000)    (37,800)    (22,800)        (18,800)    (22,600)  (20,900)  (18,800)
   Net sales                  2,488,666      2,254,255   1,675,053   1,582,829       1,355,085   1,100,483   739,603   601,592

Cost of sales                 2,062,396      1,852,676   1,423,595   1,338,800       1,151,012     942,259   636,159   522,972
Gross margin                    426,270        401,579     251,458     244,029         204,073     158,224   103,444    78,620
Selling, general and
  administrative
  expenses                      285,088        231,295     135,028     130,629         112,396      89,289    74,732    62,617
Nonrecurring charges             33,600              -           -      22,000               -       2,700       572     1,308

Operating income                107,582        170,284     116,430      91,400          91,677      66,235    28,140    14,695

Net interest
  income (expense)              (25,540)       (13,486)        941         525             298         673    (1,770)   (4,985)

Pretax income-
  continuing operations          82,042        156,798     117,371      91,925          91,975      66,908    26,370     9,710

Income-continuing
  operations                     50,042         94,198      70,771      52,225          54,475      43,808    18,470     7,137
Income (loss)-
  discontinued operations             -              -       4,500       1,361           1,810       3,230    (3,750)   (3,847)
Extraordinary gain (loss)             -              -           -           -               -           -    (1,753)      420
Net income                   $   50,042     $   94,198  $   75,271  $   53,586      $   56,285  $   47,038  $ 12,967  $  3,710

Diluted earnings per share
Income-continuing
  operations                 $     1.02 *   $     1.91  $     1.45  $     1.06 **   $     1.10  $     0.90  $   0.43  $   0.19
Income (loss)-
  discontinued operations             -              -        0.09        0.03            0.04        0.06     (0.09)    (0.10)
Extraordinary gain (loss)             -              -           -           -               -           -     (0.04)     0.01
Net income                   $     1.02     $     1.91  $     1.54  $     1.09      $     1.14  $     0.96  $   0.30  $   0.10

Diluted weighted
  shares outstanding             48,889         49,284      48,875      49,327          49,389      48,900    42,954    37,820

FINANCIAL INFORMATION

Earnings before interest,
  taxes, depreciation,
  amortization and
  nonrecurring
   charges (EBITDA)            $  179,072    $  197,195    $133,521    $127,863    $102,971     $77,023   $35,075   $22,752
Depreciation and
  amortization                     37,890        26,911      17,091      14,463      11,294       8,088     6,363     6,749
Capital expenditures               50,390        49,120      38,266      50,094      19,854      18,762    10,601     4,840
Net property, plant
  and equipment                   222,898       190,963     143,519     119,994      75,271      59,783    44,578    41,480
Total assets                    1,182,940     1,021,672     501,250     461,222     367,872     290,090   204,490   177,349
Long-term debt                    224,537       121,629       1,813       1,158       1,685       2,536     3,440    42,018
Shareholders' equity              444,262       405,246     280,416     226,634     176,142     133,266    81,741    22,316
  Per share                    $     9.39    $     8.40    $   6.02    $   4.75    $   3.73     $  2.79   $  1.76   $  0.60
  Return on average equity             12%           27%         30%         27%         36%         44%       25%       19%

OTHER STATISTICAL INFORMATION
Number of employees
  at year end                      15,000        14,000      11,300      10,700       8,700       7,600     6,200     5,200
Homes sold
  Wholesale                        71,761        70,359      64,285      61,796      53,955      44,453    32,607    29,249
  Retail - new                     15,853        11,738         983         541         477         644       637       580
  Retail - pre-owned                4,102         2,867          87          28          36          51        62        74
Wholesale multi-section mix            66%           63%         58%         56%         54%         54%       51%       46%

See accompanying Notes to Consolidated Financial Statements for information regarding discontinued operations and earnings per share calculations.
Certain amounts have been reclassified to conform to current period presentation.
* Includes loss from independent retailer bankruptcy of $0.42 per share. **Includes nonrecurring merger and other charges of $0.34 per share due to the 1996 merger with Redman Industries, Inc., which was accounted for as a pooling of interests.

       Item 7. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

OVERVIEW

Champion Enterprises, Inc. ("Champion" or "Company") is the leading producer and third largest retailer of manufactured housing in the U.S. In 1999 Champion led the U.S. manufactured housing industry in wholesale revenues and wholesale shipments of homes. As of January 1, 2000, the Company was operating 60 home building facilities in 18 states and western Canada and 280 retail sales centers in 28 states. Champion homes are also sold by approximately 3,500 independent retail locations throughout the U.S. and western Canada, including more than 1,000 members of the Alliance of Champions marketing program.

In January 1999 the Company acquired Homes of Merit, Inc. ("Homes of Merit"), Florida's largest producer of manufactured homes with six manufacturing facilities. Heartland Homes Group, a housing retailer with nine sales centers in Texas, was also acquired in early January. In June 1999 Utah-based Care Free Homes, Inc., a retailer with seven housing centers, was acquired. These acquired businesses had 1998 sales of approximately $200 million. Throughout 1998 Champion acquired 14 manufactured housing retail organizations, which operated 163 sales locations at the time of acquisition, and one home building facility.

HomePride Finance Corp. was formed by Champion in 1999 to establish relationships with major lending institutions in order to offer special consumer lending programs to Champion-owned and Alliance of Champions retailers.

In 1999 the Company formed Champion Development Corp. ("CDC") to make investments in manufactured housing developments. In April 1999 CDC acquired Phoenix Land Development Corp., a developer and manager of housing communities with operations in six states. Also, in 1999 CDC established Forest Communities Corp. to acquire and manage development properties. In the fourth quarter of 1999, CDC formed a joint venture with Sun Communities, Inc., a publicly-held real estate investment trust, to develop manufactured housing communities. CDC invested $13 million in developments in 1999 and an additional $2 million in February 2000, and now has an interest in 14 properties representing approximately 6,000 potential home sites. Certain company-owned retailers also have interests in various community developments.

In the third quarter of 1999, Champion's former largest independent retail customer, Ted Parker Home Sales, Inc. ("Parker"), filed a Chapter 11 bankruptcy petition. Champion was contingently obligated under repurchase agreements with Parker's inventory floor plan lenders. Pursuant to these agreements the Company repurchased approximately $70 million of inventory, which was financed through floor plan borrowings. In the quarter a pretax charge of $33.6 million ($20.5 million after tax or $0.42 per diluted share) was recorded for the losses expected to be incurred in connection with the liquidation of the repurchased homes, including remarketing expenses, unrecoverable discounts and other costs. Sales to Parker represented 3.5% of Champion's wholesale home shipments in 1998 and 2.7% for the first six months of 1999. See Note 10 of Notes to the Consolidated Financial Statements.

In the bankruptcy proceedings, Champion acquired 37 sales center leases previously operated by Parker. These stores, primarily in North and South Carolina, were acquired in September 1999 for approximately $2.8 million. At year end, 26 of these acquired locations were being operated to liquidate the repurchased homes. The Company plans to operate at least 16 of these stores on a permanent basis, and to close or sell the remaining locations. At the end of 1999, the Company had reduced the inventories to approximately 1,200 homes from the 1,850 homes repurchased in September.

In February 1998 the Company completed its sale of the assets and business of Champion Motor Coach, Inc., its commercial vehicles business which manufactured mid-size buses. As a result, the commercial vehicles business is classified and discussed as discontinued operations for all periods reported in this Annual Report.

All earnings per share amounts referred to in this discussion are based on diluted earnings per share calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Fiscal years 1999 and 1998 were each comprised of 52 weeks and 1997 was comprised of 53 weeks.


RESULTS OF OPERATIONS 1999 VERSUS 1998

1999 Half Year Comparisons

The Company's results in the first half of 1999 were significantly different than results in the second half of the year. First half sales and operating income were each up 23% versus the first half of 1998. Second half sales were down 1% and operating income, excluding the loss from the Parker bankruptcy, was down 50% versus the second half of 1998. Second half performance was affected by reduced wholesale demand as a result of the industry's excess number of retailers, excess retail inventory, and tighter consumer credit standards by retail finance companies.

According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments of HUD code homes(1) were up 1.3% in the first half of 1999 and down 14.1% in the second half. In response, the Company closed and consolidated eight manufacturing facilities at an average cost of approximately $1 million per closure. Also, Champion closed 16 under performing retail sales centers during the second half, 14 of which were in the fourth quarter.

Industry conditions that existed in the second half of 1999 could continue and affect the Company's future results.

Consolidated

(Margins as a percent of sales)


                                      1999                       1998
                             First  Second   Total      First  Second   Total
                              Half    Half    Year       Half    Half    Year
Gross margin                 18.2%   16.0%   17.1%      17.1%   18.4%   17.8%
SG&A                         10.9%   12.1%   11.5%       9.7%   10.7%   10.3%
Manufacturing segment
   EBITA* before loss from
   an independent retailer
   bankruptcy                 8.3%    4.9%    6.7%       8.7%    8.7%    8.7%
Retail segment EBITA*         8.1%    4.9%    6.5%       9.9%    7.5%    8.4%
Operating income before loss
   from an independent
   retailer bankruptcy        7.4%    3.9%    5.7%       7.4%    7.7%    7.6%

*EBITA-Earnings before interest, taxes and goodwill amortization

Champion's 1999 consolidated revenues rose 10% from 1998 levels primarily due to acquisitions and internal expansions completed in 1999 and 1998. Net income in 1999 was $50 million, or $1.02 per share, compared to $94 million, or $1.91 per share, a year earlier. Almost half of the earnings decline was caused by the loss from the Parker bankruptcy. These income declines are also due to reduced manufacturing and retail margins as discussed. Earnings per share, before the loss from the Parker bankruptcy, declined 25% to $1.44, compared to $1.91 per share in 1998.


(Dollars in millions)
                           1999       1998   % Change
Net sales
  Manufacturing          $1,980     $1,898         4%
  Retail                    787        562        40%
  Less:  intercompany      (278)      (206)
Total net sales          $2,489     $2,254        10%

Gross margin             $  427     $  401         6%
SG&A                        285        231        23%
Loss from an independent
  retailer bankruptcy        34         -
Operating income         $  108     $  170       (37%)

Gross margin as a percent of sales in 1999 was affected by manufacturing inefficiencies resulting from low volume, facility closing and consolidation costs, market conditions and tighter consumer credit standards. Selling, general and administrative expenses ("SG&A") increased for the year due to acquisitions, expanded retail operations, and the commencement of marketing programs to stimulate retail and wholesale volume. As a percent of sales, SG&A increased in 1999 due to expanded retail operations and the effects of lower retail sales volume per store.


Operating income, excluding the loss from the Parker bankruptcy, decreased 17% to $141 million (5.7% of sales), compared to $170 million (7.6% of sales) in 1998. Operating income in 1999 and 1998 was comprised of the following:



                                             % of                 % of
                                          related              related
(Dollars in millions)              1999     sales       1998     sales   % Change
Manufacturing segment EBITA
  before loss from an independent
  retailer bankruptcy             $ 132      6.7%      $ 165      8.7%      (20%)
Retail segment EBITA                 51      6.5%         47      8.4%        9%
General corporate
  expenses                          (23)                 (23)
Intercompany profit
  elimination                        (4)                 (10)
Goodwill amortization               (14)                  (9)
Loss from an independent
  retailer bankruptcy               (34)                   -
Operating income                  $ 108      4.3%      $ 170      7.6%      (37%)

In 1999 noncash accounting charges of $4.4 million were recorded to eliminate the manufacturing profits in inventories of Champion-produced homes at Company-operated sales centers. In 1998 these charges totaled $10.2 million. These charges are incurred when pre-acquisition inventory is sold and replaced by Champion-produced homes and when there are increases in Champion products, primarily due to opening new retail sales centers. The decrease in 1999 was due to fewer acquisitions and inventory reductions at Company-owned stores during the year.

Manufacturing Operations


                                            1999         1998      % Change
Net sales (in millions)                   $1,980       $1,898            4%
Segment EBITA before loss
  from an independent retailer
  bankruptcy (in millions)                  $132         $165          (20%)
Segment margin before loss
  from an independent retailer
  bankruptcy                                6.7%         8.7%
Homes sold                                71,761       70,359            2%

Floors sold                              120,496      115,519            4%
Multi-section mix                            66%          63%
Average home price                       $27,600      $27,000            2%
Manufacturing facilities at year end          60           60

Manufacturing revenues increased due to the Homes of Merit acquisition completed in January 1999. The Company's 1999 wholesale homes and floors(2) sold rose 2.0% and 4.3%, respectively, from a year earlier. Excluding Homes of Merit, 1999 net sales and wholesale homes and floors sold declined 2.5%, 3.6% and 2.4%, respectively, from 1998 levels. Multi-section homes sold rose 7.8%, comprising 66% of total homes sold compared to 63% in 1998, which resulted in a higher average selling price per home. Wholesale shipments of single-section homes decreased 7.7% from 1998 levels. Manufacturing sales to Company-operated home centers accounted for 14% of total homes sold in 1999, up from 11% in 1998.

Champion's U.S. wholesale shipments of HUD code homes increased 1.4% from a year earlier, which resulted in a U.S. market share improvement to 19.9% in 1999 from 18.3% in 1998. Excluding Homes of Merit, HUD code homes sold by the Company decreased 4.1%. According to data reported by NCSBCS, in 1999 U.S. industry wholesale shipments of HUD code homes and floors decreased 6.5% and 4.3%, respectively, from 1998 levels.

Segment income, before the loss from the Parker bankruptcy, was $132 million, representing 6.7% of related revenues compared to 8.7% a year ago. Manufacturing margins in 1999 were affected by operating inefficiencies resulting from low volume, costs to close and consolidate eight facilities, and market conditions. Margins in 1998 benefited from production efficiencies resulting from high levels of unfilled orders.

Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled wholesale orders for housing at January 1, 2000 totaled approximately $49 million, compared to $73 million a year ago. During 1999 the Company constructed three manufacturing facilities, including a replacement for the New York facility destroyed by fire in January 1999. The Company idled eight facilities (two permanently) during the year by consolidating operations in certain regions. At the end of 1999, Champion was operating 60 home building facilities.

(1) U.S. manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards, as administered by the U.S. Department of Housing and Urban Development (HUD). The HUD code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. Other building codes apply to modular homes and homes built in Canada.

(2) A floor is a section of a home. A single-section home is comprised of one floor and a multi-section home is comprised of two or more floors.

Retail Operations

                                          1999        1998      % Change
Net sales (in millions)                $   787     $   562           40%
Segment EBITA  (in millions)           $    51     $    47            9%
Segment margin                            6.5%        8.4%
New homes sold                          15,853      11,738           35%
Pre-owned homes sold                     4,102       2,867           43%
Total homes sold                        19,955      14,605           37%
% Champion-produced new homes sold         62%         49%
New multi-section mix                      55%         54%
Average new home price                 $46,300     $45,100            3%
Sales centers at year end                  280         246

Retail sales substantially increased in 1999 due to a full year of operations from the 1998 and 1999 acquisitions and expansions. The average number of retail locations operated by the Company in 1999 was 276 versus 175 in 1998. The number of sales centers at year end totaled 280, excluding the locations acquired from Parker, for a net increase of 34 stores during the year.

Retail margins, excluding floor plan financing costs, were 6.5% of sales, and were affected by competitive pricing in key markets, tighter consumer credit standards, and lower sales volume per store. Margins in 1998, which were 8.4% of retail sales, benefited from higher sales volume per store. Startup and expansion costs also affected margins in both years.


Other Matters


(Dollars in millions)                     1999        1998
Net interest expense                    $ 25.5      $ 13.5
Income taxes                            $ 32.0      $ 62.6
Effective income tax rate                  39%         40%

Interest expense was higher in 1999 due to amounts outstanding on the Company's Senior Notes payable and inventory floor plan obligations. The Senior Notes were primarily used to reduce bank borrowings, which were incurred to finance acquisitions in 1998 and 1999. Floor plan liabilities were higher in 1999 due to the increase in the number of Company-owned stores.

Income tax expense decreased in 1999 due to lower taxable income, with the effective tax rate declining due to lower state tax rates related to certain acquisitions.


RESULTS OF FOURTH QUARTER 1999 VERSUS 1998


(Dollars in millions)               1999          1998     % change
Net sales
  Manufacturing                    $ 453         $ 485          (7%)
  Retail                             175           178          (2%)
  Less:  intercompany                (60)          (69)
Total net sales                    $ 568         $ 594          (4%)

Gross margin                       $  90         $ 108         (17%)
SG&A                                  74            66          11%
Operating income                   $  16         $  42         (62%)

As a percent of sales
  Gross margin                     15.8%         18.2%
  SG&A                             13.0%         11.2%
  Operating income                  2.8%          7.1%
  Manufacturing segment EBITA       4.5%          8.0%
  Retail segment EBITA              2.7%          7.1%

Wholesale
  Homes sold                      16,211        17,718          (9%)
  Floors sold                     27,456        29,286          (6%)
  Multi-section mix                  68%           64%

Retail
  New homes sold                   3,378         3,617          (7%)
  Pre-owned homes sold               979         1,015          (4%)
  % Champion-produced
  new homes sold                     64%           54%

Consolidated

Champion's results for the fourth quarter ended January 1, 2000 were affected by competitive market conditions caused by the industry's excess retailers, excess retail inventories, and tighter consumer credit standards. For the three-month period, sales in 1999 decreased to $568 million from $594 million a year earlier. Margins in 1999 were affected by plant closing costs and lower wholesale volume. SG&A rose in 1999 due to acquisitions and retail expansions, as well as commencement of marketing programs to stimulate retail and wholesale volume. SG&A also rose as a percent of sales due to the effects of lower volume on fixed costs. Operating income was $16 million and net income was $6 million, compared to $42 million and $23 million, respectively, in 1998. Income per share decreased to $0.12 from $0.46 in the fourth quarter of 1998. Operating margins in 1998 benefited from high levels of unfilled wholesale orders and higher retail sales volume per store.

Operations

For the quarter, the Company's manufacturing revenues decreased 6.5% on an 8.5% and 6.2% drop in homes and floors sold, respectively. Excluding Homes of Merit, Champion's quarterly manufacturing revenues, homes and floors sold decreased 11.9%, 13.1% and 11.6%, respectively, from a year earlier. For the quarter, U.S. industry wholesale shipments of HUD code homes and floors were down 18.1% and 16.8%, respectively, from 1998 levels according to data reported by NCSBCS. The mix of multi-section homes was 68%, up from 64% a year ago. Manufacturing segment margins were 4.5% of related revenues, down from 8.0% in the comparable 1998 quarter.

Quarterly retail net sales were $175 million, down 1.7% from a year ago, and segment income was $5 million, representing 2.7% of related revenues. Competitive pricing in key markets, tighter consumer credit standards, and lower sales volume per store affected retail results in 1999. Excluding 26 stores being operated to liquidate repurchased inventory as a result of the Parker bankruptcy, at quarter end Champion was operating 280 retail home centers. A net decrease of 11 locations occurred during the quarter due to the closing of 14 under performing stores.


RESULTS OF OPERATIONS 1998 VERSUS 1997

Overview

During 1998 Champion continued implementing its strategy of acquiring key manufactured housing retailers with the acquisition of 14 retail organizations during the year. At the end of 1998, Champion was operating 246 retail sales centers in 27 states, up from 22 locations at January 3, 1998.

Champion's sales, income and earnings per share in 1998 were significantly greater than in 1997. Operating income from continuing operations rose 46% to $170 million and net sales rose 35% to approximately $2.3 billion. Income from continuing operations reached $94 million, or $1.91 per share, up 33% compared to $71 million, or $1.45 per share, in 1997. Net income per share for 1998 of $1.91 was 24% higher than $1.54 in 1997, which included $0.09 per share of income from discontinued operations. Growth in 1998 was the result of higher manufacturing volume and retail acquisitions.

Consolidated

(Dollars in millions, except average home price)
                              1998         1997     % Change
Net sales
  Manufacturing             $1,898       $1,652          15%
  Retail                       562           61
  Less:  intercompany         (206)         (38)
Total net sales             $2,254       $1,675          35%

Gross margin                $  401       $  251          60%
SG&A                           231          135          71%
Operating income            $  170       $  116          46%

As a percent of sales
  Gross margin               17.8%        15.0%
  SG&A                       10.3%         8.1%
  Operating income            7.6%         7.0%

Wholesale
  Homes sold                70,359       64,285        9%
  Floors sold              115,519      102,468       13%
  Multi-section mix            63%          58%
  Average home price       $27,000      $25,700        5%
  Manufacturing facilities
    at year end                 60           55

Retail
  New homes sold            11,738           983
  Pre-owned homes sold       2,867            87
  % Champion-produced
    new homes sold             49%          100%
  Average new home price   $45,100       $60,400
  Sales centers at year end    246            22


Manufacturing revenues in 1998 increased due to higher volume, with wholesale home shipments and floors sold up 9% and 13%, respectively, from 1997 levels. Multi- section homes sold rose 19%, comprising 63% of total homes sold compared to 58% in 1997, which generated a higher average selling price per home. Wholesale shipments of single-section homes in 1998 decreased 3% from 1997 levels. Manufacturing sales to Company-operated home centers accounted for 11% of homes sold in 1998.

Champion's U.S. wholesale shipments of HUD code homes rose 9.2% in 1998 from a year earlier, which resulted in a U.S. market share improvement to 18.3% from 17.7% in 1997. According to data reported by NCSBCS, U.S. industry wholesale shipments of HUD code homes and floors in 1998 increased 5.5% and 7.8%, respectively, from 1997 levels.

Operating margins as a percent of sales were 7.6% in 1998, benefiting from higher wholesale volume, expanded retail operations, and the effects of Champion-owned retailers selling Champion-produced homes. Selling, general and administrative expenses increased primarily due to expanded retail operations.

In 1998 manufacturing segment margins were 8.7% of related revenues as a result of higher volume and product mix and pricing. Margins in 1997 were unfavorably impacted by the restructuring of the product line at the Company's Indiana facilities, as well as low levels of unfilled orders in the first half of the year.

Retail sales substantially increased in 1998 due to the retail acquisitions completed throughout the year. The average selling price per home was higher in 1997 because of the large percentage of multi-section homes sold by the Company's single retail operation.

Retail margins, excluding floor plan financing costs, were 8.4% of sales, and were the result of high volume, controlled fixed costs, and finance related and insurance income. Margins in 1998 were affected by startup and expansion costs, primarily in the second half of the year.

In 1998, noncash accounting charges of $10.2 million were recorded to eliminate the manufacturing profits in inventories of Champion-produced homes at Company-operated sales centers.

Other Matters

(Dollars in millions)                      1998         1997
Net interest expense (income)            $ 13.5       $ (0.9)
Income taxes                             $ 62.6       $ 46.6
Effective income tax rate                   40%          40%
Income from discontinued operations           -       $  4.5

Interest expense was higher in 1998 due to amounts outstanding on Champion's line of credit and interest on floor plan obligations. Line of credit borrowings were used to finance retail acquisitions. Floor plan liabilities were used to finance retail inventories. In 1997 there were no borrowings on the Company's line of credit.

Income tax expense increased in 1998 due to higher taxable income, with the effective tax rate comparable to 1997.

Discontinued operations in 1997 included the results of operations and the sale of the commercial vehicles business, and income from a previously disposed business.


LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $12.8 million at January 1, 2000, compared to $23.8 million at January 2, 1999. In 1999 cash of $100 million was generated from operating activities and $5 million from stock option exercises and related tax benefits. Long-term debt increased $95 million during the year, excluding debt from acquired companies. Net cash totaling $79 million was used for acquisition-related payments. Other expenditures in 1999 included $50 million for capital improvements, $10.8 million for investments in and advances to unconsolidated subsidiaries, and $22.5 million for common stock repurchases. These buybacks totaled 1.8 million shares during the year and were pursuant to a Board of Directors' authorization for up to 3.0 million shares approved in February 1999.

Assets and liabilities increased during 1999 due to acquisitions, with inventories and floor plan payable also rising due to homes that were repurchased upon the Parker bankruptcy and financed by inventory flooring lenders. At January 1, 2000 total debt was 47% of total capital, compared to 39% a year ago. Earnings before the loss from the retailer bankruptcy, interest, taxes, depreciation and amortization were $179 million in 1999.

The Company enters into repurchase agreements with lending institutions that provide wholesale floor plan financing to retailers. See Note 10 of Notes to the Consolidated Financial Statements. At January 1, 2000 the maximum contingent repurchase obligation was approximately $630 million, before any resale value of the homes. Excluding the losses incurred in connection with the Parker bankruptcy, in 1999 Champion repurchased 480 homes and incurred losses of $2.9 million resulting from the bankruptcy of 100 independent retailer locations. Management monitors its contingent repurchase obligation for these potential losses, including remarketing expenses and unrecoverable discounts. The Company is focusing on improving retailer inventory turnover, rewarding retailers for retail selling of homes purchased, and promoting sound business practices to reduce its loss potential.

On May 3, 1999 the Company completed an offering of $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering totaling $197.3 million were primarily used to reduce bank debt which resulted from acquisitions.

In 1998 the Company entered into a five-year revolving credit agreement for an unsecured line of credit totaling $325 million. The line was reduced to $275 million in September 1999 pursuant to the agreement and voluntarily reduced by the Company to $200 million in February 2000. No borrowings were outstanding on the line at January 1, 2000.

The Company plans to spend up to $30 million in 2000 on capital expenditures for facility maintenance and retail expansions, including $5 million for community development operations. Additional borrowings may be required during 2000 for capital improvements and to meet seasonal working capital needs.

The Company's return on average equity for 1999 was 11.8%, compared to 27.5% in 1998. Consistent with its plan to improve shareholder value through investments in its operating businesses and share repurchases, the Company does not plan to pay cash dividends in the near term.

The Company believes that existing cash balances, cash flow from operations and availability under its line of credit are adequate to meet its anticipated financing needs, operating requirements, capital expenditures, contingent purchase price payments, and common stock repurchases in the foreseeable future. However, management may explore other opportunities to raise capital to finance the Company's growth.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company's operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

YEAR 2000 ISSUE

The Company incurred no problems related to its computer systems beginning January 1, 2000. Costs incurred to replace and modify its software and hardware related to the Year 2000 Issue were immaterial and charged to expense as incurred in prior years.

IMPACT OF RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

The Company's accounting policies were in compliance with two recently-issued Statements of Position (SOPs) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. As a result, Champion's adoption of these SOPs in 1999 had no impact on the Company's financial results. SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on the capitalization of software project costs. SOP 98-5 "Reporting on Costs of Start-up Activities" prescribes that the costs of opening a new facility, commencing business in a new market, or similar start-up activities must be expensed as incurred.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth in the first part of the section entitled "Election of Directors" in the Registrant's Proxy Statement for the Annual Shareholders' Meeting to be held May 2, 2000 (the "Proxy Statement") is incorporated herein by reference.

     The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Other Information Regarding Management" in the section entitled "Additional Information" in the Registrant's Proxy Statement is incorporated herein by reference.


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

       The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Registrant's management contracts or compensation plans or arrangements for its executive officers.

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

     3.3 Article III of the Registrant's Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Registrant's Amendment to Restated Articles of Incorporation, filed as Exhibit
3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

     3.4 Certificate of Correction to Articles of Incorporation of the Registrant, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     3.5 Bylaws of the Registrant as amended through February 22, 1999, filed as
Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     4.1 Indenture dated as of May 3, 1999 between the Registrant, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

     4.2 Supplemental Indenture dated as of July 30, 1999 between the Registrant, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

     4.3 Supplemental Indenture dated as of October 4, 1999 between the Registrant, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

     4.4 Supplemental Indenture dated as of February 10, 2000 between the Registrant, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

     4.5 Registration Rights Agreement dated as of April 28, 1999 between the Registrant; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

     4.6 Form of Rights Certificate, filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

     4.7 Rights Agreement by and between the Registrant and Harris Trust and Savings Bank, filed as Exhibit 2 to the Registrant's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

     10.1 Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as
Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

     10.2 First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

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

     10.4 First Amendment dated December 22, 1998 to the Credit Agreement dated May 5, 1998 by and among the Registrant; NBD Bank; Comerica Bank; National City Bank; Harris Trust and Savings Bank; Keybank National Association; Nationsbank, N.A.; Wachovia Bank; N.A., and PNC Bank, National Association, filed as Exhibit
10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.5 Second Amendment dated March 31, 1999 to the Credit Agreement dated May 5, 1998 by and among the Registrant; NBD Bank; Comerica Bank; National City Bank; Harris Trust and Savings Bank; Keybank National Association; Nationsbank, N.A.; Wachovia Bank, N.A.; and PNC Bank, National Association, filed as Exhibit
10.1 to the Registrant's Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

     10.6 Third Amendment dated July 1, 1999 to the Credit Agreement dated May 5, 1998 by and among the Registrant; NBD Bank; Comerica Bank; National City Bank; Harris Trust and Savings Bank; Keybank National Association; Nationsbank, N.A.; Wachovia Bank, N.A.; and PNC Bank, National Association, filed as Exhibit
10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference.

     10.7 Fourth Amendment dated February 14, 2000 to the Credit Agreement dated May 5, 1998 by and among the Registrant; NBD Bank; Comerica Bank; National City Bank; Harris Trust and Savings Bank; Keybank National Association; Nationsbank, N.A.; Wachovia Bank, N.A.; and PNC Bank, National Association.

     10.8 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

     10.9 *Champion Enterprises, Inc. 1993 Management Stock Option Plan, as amended and restated as of October 27, 1998, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.10 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.11 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

     10.12 *Second Amendment dated April 28, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.13 *Third Amendment dated October 27, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.14 *Fourth Amendment dated April 27, 1999 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

     10.15 *Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.16 *Management Stock Purchase Plan, filed as Exhibit 4.1 to the Registrant's Form S-8 dated September 17, 1998 and incorporated herein by reference.

     10.17 *Deferred Compensation Plan, filed as Exhibit 4.2 to the Registrant's Form S-8 dated September 17, 1998 and incorporated herein by reference.

     10.18 *Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Registrant's Form S-8 dated February 26, 1999 and incorporated herein by reference.

     10.19 *Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

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

     10.22 *Letter Agreement dated December 15, 1997 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.23 *Non-Qualified Stock Option Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.24 *Letter Agreement dated September 10, 1998 between the Registrant and Joseph H. Stegmayer releasing the Registrant of its obligation related to the option in the Second Part of the January 12, 1998 Agreement, filed as Exhibit
10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.25 *Change in Control Severance Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.26 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.27 *Letter Agreement dated May 1, 1997 between the Registrant and Philip
C. Surles, filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.28 *Change in Control Severance Agreement dated June 13, 1997 between the Registrant and Philip C. Surles, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.29 *Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Registrant and Philip C. Surles, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.30 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and Philip C. Surles, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.31 *Employment and Noncompetition Agreement dated January 8, 1998 between the Registrant and M. Mark Cole, filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.32 *Nonqualified Stock Option Agreement dated January 8, 1998 between the Registrant and M. Mark Cole, filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.33 *Letter Agreement dated September 11, 1998 between the Registrant and
M. Mark Cole, filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.34 *Non-Qualified Stock Option Agreement dated September 10, 1998 between the Registrant and M. Mark Cole, filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.35 Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Registrant, and MMG Investments LLC.

     10.36 Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC.

     10.37 *Letter Agreement dated September 28, 1998 between the Registrant and Donald D. Williams.

     10.38 *Letter Agreement dated February 12, 1997 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

     10.39 *Change in Control Severance Agreement dated March 3, 1997 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.40 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporation herein by reference.

     11    Statement Regarding Computation of Per Share Earnings.

     21.1  Subsidiaries of the Registrant.

     23.1  Consent of PricewaterhouseCoopers LLP.

     27.1  Financial Data Schedule.

     99.1 Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

      (b) No reports on Form 8-K were filed during the last quarter of fiscal year ended January 1, 2000.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHAMPION ENTERPRISES, INC.

                                   By:  /s/JOSEPH H. STEGMAYER
                                        Joseph H. Stegmayer
Dated:  March 22, 2000                  Executive Vice President, Chief
                                        Strategic and Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   Signature                         Title                           Date

/s/WALTER R. YOUNG      Chairman of the Board of Directors,     March 22, 2000
Walter R. Young         President and Chief Executive Officer
                        (Principal Executive Officer)


/s/JOSEPH H. STEGMAYER  Executive Vice President, Chief         March 22, 2000
Joseph H. Stegmayer     Strategic and Financial Officer
                        (Principal Financial Officer)


/s/RICHARD HEVELHORST   Vice President and Controller           March 22, 2000
Richard Hevelhorst      (Principal Accounting Officer)


/s/ROBERT W. ANESTIS    Director                                March 22, 2000
Robert W. Anestis


/s/SELWYN ISAKOW        Director                                March 22, 2000
Selwyn Isakow


/s/BRIAN D. JELLISON    Director                                March 22, 2000
Brian D. Jellison


/s/ELLEN R. LEVINE      Director                                March 22, 2000
Ellen R. Levine


/s/GEORGE R. MRKONIC    Director                                March 22, 2000
George R. Mrkonic


/s/CARL L. VALDISERRI   Director                                March 22, 2000
Carl L. Valdiserri



                  CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                                    AND
                         FINANCIAL STATEMENT SCHEDULES



                           Description                                               Page

         Report of Independent Accountants                                           F-2

         Consolidated Statements of Income for the Periods Ended January 1,
            2000, January 2, 1999, and January 3, 1998                               F-3

         Consolidated Balance Sheets as of January 1, 2000
            and January 2, 1999                                                      F-4


         Consolidated Statements of Cash Flows for the Periods Ended January 1,
              2000, January 2, 1999, and January 3, 1998                             F-5

         Consolidated Statements of Shareholders' Equity for the Periods Ended
              January 1, 2000, January 2, 1999, and January 3, 1998                  F-6

         Notes to Consolidated Financial Statements                                  F-7



     All financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

     Substantially all of the Registrant's subsidiaries are guarantors under the $200 million Senior Notes indebtedness. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the aggregate total assets and pretax income of, and the Company's net investment in, the nonguarantor subsidiaries is not significant to the consolidated totals of the Company.

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Champion Enterprises, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a) on page F-1 present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP

Detroit, Michigan
February 11, 2000

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

                                                Year Ended
                                  ---------------------------------------
                                   January 1,    January 2,    January 3,
                                        2000          1999          1998
                                  ---------------------------------------
NET SALES                         $2,488,666    $2,254,255    $1,675,053

Cost of sales                      2,062,396     1,852,676     1,423,595
                                  -----------   -----------   -----------

GROSS MARGIN                         426,270       401,579       251,458

Selling, general and
administrative expenses              285,088       231,295       135,028
Loss from independent
retailer bankruptcy                   33,600             -             -
                                  -----------   -----------   -----------

OPERATING INCOME                     107,582       170,284       116,430

Interest income                        2,830         2,347         2,139
Interest expense                     (28,370)      (15,833)       (1,198)
                                  -----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                  82,042       156,798       117,371

Income taxes                          32,000        62,600        46,600
                                  -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS     50,042        94,198        70,771

Income from discontinued operations,
  net of taxes                             -             -         4,500
                                  -----------   -----------   -----------

NET INCOME                           $50,042       $94,198       $75,271
                                  ===========   ===========   ===========

BASIC EARNINGS PER SHARE
Income from continuing operations      $1.04         $1.97         $1.49
Income from discontinued operations        -             -          0.10
                                  -----------   -----------   -----------
Net income                             $1.04         $1.97         $1.59
                                  ===========   ===========   ===========

DILUTED EARNINGS PER SHARE
Income from continuing operations      $1.02         $1.91         $1.45
Income from discontinued operations        -             -          0.09
                                  -----------   -----------   -----------
Net income                             $1.02         $1.91         $1.54
                                  ===========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

                                      January 1,             January 2,
                                           2000                   1999
                                     -----------            -----------

ASSETS:

CURRENT ASSETS
Cash and cash equivalents               $12,847                $23,828
Accounts receivable, trade               66,636                 61,043
Inventories                             301,885                244,142
Deferred taxes and other current assets  72,344                 56,627
                                     -----------            -----------
Total current assets                    453,712                385,640
                                     -----------            -----------

PROPERTY, PLANT AND EQUIPMENT
Land and improvements                    36,816                 32,010
Buildings and improvements              181,492                146,811
Machinery and equipment                  99,461                 87,023
                                     -----------            -----------
                                        317,769                265,844
Less-accumulated depreciation            94,871                 74,881
                                     -----------            -----------
                                        222,898                190,963
                                     -----------            -----------

GOODWILL                                511,588                449,821
Less-accumulated amortization            37,716                 24,071
                                     -----------            -----------
                                        473,872                425,750
                                     -----------            -----------


OTHER ASSETS                             32,458                 19,319
                                     -----------            -----------
                                     $1,182,940             $1,021,672
                                     ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
Floor plan payable                     $170,553               $135,332
Accounts payable                         42,160                 47,762
Accrued dealer discounts                 54,237                 52,225
Accrued warranty obligations             55,476                 46,032
Accrued compensation and payroll taxes   26,848                 45,007
Other current liabilities                79,902                 67,347
                                     -----------            -----------
Total current liabilities               429,176                393,705
                                     -----------            -----------

LONG-TERM LIABILITIES
Long-term debt                          224,357                121,629
Deferred portion of purchase price       45,200                 47,200
Other long-term liabilities              39,945                 53,892
                                     -----------            -----------
                                        309,502                222,721
                                     -----------            -----------


CONTINGENT LIABILITIES (NOTE 10)

SHAREHOLDERS' EQUITY
Preferred stock, no par value,
   5,000 authorized, none issued                            -                      -
Common stock, $1 par value, 120,000 authorized,
  1999 - 47,304 issued and outstanding;
  1998 - 48,270 issued and outstanding;                47,304                 48,270
Capital in excess of par value                         33,160                 43,649
Retained earnings                                     364,982                314,940
Accumulated other comprehensive income                 (1,184)                (1,613)
                                                  -----------            -----------
  Total shareholders' equity                          444,262                405,246
                                                  -----------            -----------
                                                   $1,182,940             $1,021,672
                                                  ===========            ===========

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                             Year Ended
                                             ----------------------------------------
                                             January 1,     January 2,     January 3,
                                                  2000           1999           1998
                                             ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Income from continuing operations               $50,042        $94,198        $70,771
                                             ----------     ----------     ----------
Adjustments to reconcile income
  from continuing operations
  to net cash provided by
  continuing operating activities
  Depreciation and amortization                  37,890         26,911         17,091
  Deferred income taxes                          (9,900)          (400)        (1,000)
  Increase/decrease, net of acquisitions
    Accounts receivable                          (1,039)         1,312         16,190
    Inventories                                  18,386        (51,244)        (6,036)
    Accounts payable                             (8,203)        14,471         (5,865)
    Accrued liabilities                          (1,804)        26,212         10,925
    Noncash portion of loss from
      independent retailer bankruptcy            27,763              -              -
    Other, net                                  (13,199)        (5,671)        (2,828)
                                             ----------     ----------     ----------
      Total adjustments                          49,894         11,591         28,477
                                             ----------     ----------     ----------
Net cash provided by continuing
  operating activities                           99,936        105,789         99,248
                                             ----------     ----------     ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS
Income from discontinued operations                   -              -          4,500
Proceeds on disposal                                  -          9,710              -
(Increase) decrease in net assets
  of discontinued operations                          -           (459)         3,278
                                             ----------     ----------     ----------
Net cash provided by discontinued operations          -          9,251          7,778
                                             ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions                                    (79,131)      (260,183)        (4,200)
Additions to property,
  plant and equipment                           (50,390)       (49,120)       (38,266)
Investments in and advances to
  unconsolidated subsidiaries                   (10,776)             -              -
Other                                               996              -          2,881
                                             ----------     ----------     ----------
Net cash used for investing activities         (139,301)      (309,303)       (39,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior notes                      197,300              -              -
Increase (decrease) in
  long-term bank debt, net                     (118,000)       118,000              -
Increase (decrease) in
  floor plan payable, net                       (44,953)        29,555              -
Common stock repurchased                        (22,520)             -        (36,732)
Increase (decrease) in
  other long-term debt                           12,240         (1,884)           516
Common stock issued, net                          4,433          7,040          6,736
Tax benefit of stock options exercised            1,000          5,100          2,962

Deferred financing costs                        (1,116)             -              -
                                             ----------     ----------     ----------
Net cash provided by (used for)
  financing activities                          28,384        157,811        (26,518)
                                             ----------     ----------     ----------
Net increase (decrease) in
  cash and cash equivalents                    (10,981)       (36,452)        40,923
Cash and cash equivalents
  at beginning of period                        23,828         60,280         19,357
                                             ----------     ----------     ----------

Cash and cash equivalents
  at end of period                             $12,847        $23,828        $60,280
                                             ==========     ==========     ==========

ADDITIONAL CASH FLOW INFORMATION
Cash paid for interest                         $27,617        $14,919           $666
Cash paid for income taxes                     $49,692        $53,259        $42,938

CASH FLOWS FROM ACQUISITIONS
Guaranteed purchase price                      $71,600       $285,675             $0
Less:  Unpaid portion of
  guaranteed purchase price                          -        (17,577)             -
Less:  Cash acquired                           (18,999)       (15,193)             -
Plus:  Payment of deferred and
  contingent portions of purchase price         26,079          5,100          4,200
Plus:  Acquisition costs                           451          2,178              -
                                             ----------     ----------     ----------
                                               $79,131       $260,183         $4,200
                                             ==========     ==========     ==========


  See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

                                                                                 Accumulated
                                                      Capital in                        other
                                   Common stock        excess of    Retained    comprehensive
                                 Shares     Amount     par value    earnings           income        Total
                                 ------    -------    ----------    ---------   -------------   ----------
Balance December 28, 1996        47,695    $47,695    $   34,465    $ 145,471   $     (997)     $  226,634
Net income                            -          -             -       75,271              -        75,271
Stock option and benefit plans    1,159      1,159        11,389            -              -        12,548
Common stock repurchases         (2,254)    (2,254)      (34,478)           -              -       (36,732)
Tax benefit of stock options          -          -         2,962            -              -         2,962
Foreign currency
    translation adjustments           -          -             -            -           (267)         (267)
                                 ------    -------    ----------    ---------   ------------    ----------
Balance January 3, 1998          46,600     46,600        14,338      220,742         (1,264)      280,416
Net income                            -          -             -       94,198              -        94,198
Stock option and benefit plans    1,208      1,208        12,579            -              -        13,787
Tax benefit of stock options          -          -         5,100            -              -         5,100
Issuance for acquisition            462        462        11,632            -              -        12,094
Foreign currency
    translation adjustments           -          -             -            -           (349)         (349)
                                 ------    -------    ----------    ---------   ------------    ----------
Balance January 2, 1999          48,270     48,270        43,649      314,940         (1,613)      405,246
Net income                            -          -             -       50,042              -        50,042
Stock option and benefit plans      814        814         9,251            -              -        10,065
Common stock repurchases         (1,780)    (1,780)      (20,740)           -              -       (22,520)
Tax benefit of stock options          -          -         1,000            -              -         1,000
Foreign currency
    translation adjustments           -          -             -            -            429           429
                                 ------    -------    ----------    ---------   ------------    ----------
Balance January 1, 2000          47,304    $47,304    $   33,160    $ 364,982   $     (1,184)   $  444,262
                                 ======    =======    ==========    =========   ============    ==========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Champion Enterprises, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts in the prior years' financial statements have been reclassified to conform to current year presentation.

Business
The Company is the industry's leading producer of manufactured housing with operations and markets located throughout the U.S. and in western Canada. The Company is also a leading retailer of manufactured housing with 280 sales centers in 28 states.

Revenue Recognition
For wholesale shipments to independent retailers, sales revenue is recognized when wholesale floor plan financing or retailer credit approval has been received and the home is shipped. For Company-owned retail sales centers, sales revenue is recognized when funds have been released by the finance company (financed deals) or when cash has been received from the homebuyer (cash deals), and title has been transferred to the retail homebuyer.

Cash and Cash Equivalents
Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase. These investments are carried at cost which approximates market value because of their short maturities.

Depreciation
Property and equipment are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements - 3 to 15 years; buildings and improvements - 8 to 33 years; and machinery and equipment - 3 to 15 years. Depreciation expense was $24.3 million, $17.7 million and $12.8 million in 1999, 1998 and 1997, respectively.

Inventories
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method for manufacturing operations and the specific identification method for retail operations.

Year End
The Company's fiscal year ends on the Saturday nearest December 31. Fiscal years 1999 and 1998 were each comprised of 52 weeks and fiscal year 1997 was comprised of 53 weeks.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited, generally 40 years. Amortization expense was $13.6 million, $9.2 million, and $3.8 million in 1999, 1998 and 1997, respectively. The recoverability of goodwill is evaluated annually, primarily based on each business' projected undiscounted cash flows.

Unconsolidated Subsidiaries
The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company's net investment in these companies totaled $9.7 million at January 1, 2000. The
Company's equity method losses from these companies were $1.1 million in 1999 and were included in general and administrative expenses.

Warranty Obligations
The Company's manufacturing operations provide the retail homebuyer with a twelve-month warranty from the date of retail purchase. Estimated warranty costs are accrued at the time of sale.

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


NOTE 2 - INVENTORIES

A summary of inventories by component at January 1, 2000 and January 2, 1999 follows:

(in thousands)                        1999        1998
Raw materials and work-in-process $ 59,062    $ 60,259
Manufactured homes                 242,823     183,883
                                  $301,885    $244,142

During 1999 inventories substantially increased due to acquisitions and the repurchase of homes upon the independent retailer bankruptcy discussed in Note 10.

NOTE 3 - BUSINESS COMBINATIONS

In January 1999 the Company acquired Homes of Merit, Inc. ("Homes of Merit") and Heartland Homes Group ("Heartland"). Homes of Merit is the largest producer of manufactured housing in Florida and Heartland is a Texas retailer of manufactured homes. In April 1999 the Company acquired Phoenix Land Development Corp., a manufactured housing communities developer with operations in six states. In June 1999 Care Free Homes, Inc., a manufactured housing retailer based in Utah, was acquired. The purchase price for these acquisitions consisted of guaranteed purchase price of $70 million and contingent purchase price of up to $66.5 million, potentially payable over the next four years based upon the future performance of the acquired businesses. During 1999 net cash of $53 million was paid for 1999 acquisitions, including $2 million for other retail businesses.

During 1998 the Company purchased 14 manufactured housing retail organizations and one manufactured home building facility. The aggregate purchase price for these acquisitions consisted of guaranteed purchase price of $295 million and contingent purchase price of up to $160 million, potentially payable over the next four years based upon the future performance of the acquired businesses. These retailers had floor plan liabilities of $105 million at the time of acquisition. During 1998 the Company made guaranteed purchase price payments of cash totaling $265 million and shares of common stock valued at $12 million. During 1999 $19 million of guaranteed purchase payments related to prior years' acquisitions were made. The remaining portion of the guaranteed purchase price payments will be paid over the next two years. In addition, the Company paid $3 million during 1998 for other retail businesses.

Acquisitions in 1999 and 1998 were recorded using the purchase method and resulted in initial goodwill totaling $62 million and $315 million, respectively. Goodwill associated with acquisitions is generally amortized using the straight-line method over 40 years. Recognition of additional purchase price related to contingent amounts will result in the recording of a corresponding amount of goodwill. During 1998 $35 million of contingent purchase price was recorded. During 1999 $7 million of contingent purchase price payments were made and $23 million of additional contingent purchase price was recorded.

The results of operations of acquisitions are included with those of the Company from the respective acquisition dates. The acquisitions of Homes of Merit and Heartland occurred in January 1999. As such, the full year results of operations for these two acquisitions have been included in the Company's actual results for the year ended January 1, 2000. Following are the summarized unaudited pro forma combined results of operations for the year ended January 2, 1999 assuming 1999 and 1998 acquisitions had taken place at the beginning of the fiscal year, and for the year ended January 3, 1998 assuming 1998 acquisitions had taken place at the beginning of the fiscal year. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.

(in millions, except per share amounts)

                                                          1998           1997
Net sales                                               $2,566         $2,154

Income from continuing operations before income taxes     $167           $134
Income taxes                                                67             54
Income from continuing operations                         $100            $80

Per diluted share                                        $2.03          $1.64

NOTE 4 - EARNINGS PER SHARE

Earnings per share ("EPS") amounts presented for all periods in these financial statements have been calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The numerators used in the Company's EPS calculations are income from continuing operations and income from discontinued operations as reported in the financial statements.

The denominators used in the Company's EPS calculations are as follows. Weighted average shares outstanding are used in calculating basic EPS. Weighted average shares outstanding plus the effect of dilutive securities are used in calculating diluted EPS. The Company's dilutive securities consist of its outstanding stock options. A reconciliation of the denominators follows: (in thousands)

                                          1999    1998    1997
 Weighted average shares outstanding    48,227  47,780  47,483
 Effect of dilutive securities-options     662   1,504   1,392

 Shares for diluted EPS                 48,889  49,284  48,875

NOTE 5-DEBT

On May 3, 1999 the Company completed an offering of $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering totaling $197.3 million were primarily used to reduce bank debt.

The Company has a five-year revolving credit agreement entered into in 1998 with a group of banks for an unsecured line of credit currently totaling $200 million, including $75 million of availability to cover letters of credit. At the Company's option, borrowings are subject to interest at either the bank's prime rate or the bank's Eurodollar rate plus 0.575% to 1.0%. In addition, the Company pays an annual commitment fee ranging from 0.15% to 0.25% on the entire facility and a letter of credit fee.

In September 1999 the line of credit was reduced to $275 million from $325 million pursuant to the agreement which provides for annual reductions. In February 2000 the Company voluntarily reduced the line to $200 million. Pursuant to the agreement, the line will be further reduced to $175 million in September 2001. The agreement contains covenants which, among other things, limit additional indebtedness and require maintenance of certain financial ratios and minimum net worth. At January 1, 2000 the amount of unrestricted retained earnings was $137 million, letters of credit outstanding totaled $34 million, and no bank borrowings were outstanding.

Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate plus or minus 1%.

NOTE 6 - SHAREHOLDERS' EQUITY

The Company has 120 million shares of common stock authorized. In February 1999 the Board of Directors authorized a common stock repurchase program for up to
3.0 million shares, replacing the 1997 repurchase authorization. Pursuant to the 1999 authorization, the Company repurchased 1.8 million shares of its common stock for $22.5 million during the year. In 1997 the Company expended $36.7 million to acquire 2.25 million shares of its common stock under a Board of Directors authorized share repurchase program for up to 4.0 million shares.

There are five million authorized but unissued shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board of Directors has the authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation.

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

NOTE 7 - INCOME TAXES

Pretax income from continuing operations for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998 was taxed under the following jurisdictions:


(in thousands)          1999       1998         1997
Domestic            $ 79,090   $155,716     $116,105
Foreign                2,952      1,082        1,266
  Total             $ 82,042   $156,798     $117,371

The provisions for income taxes from continuing operations were as follows:

(in thousands)          1999        1998        1997
Current
  Federal            $36,000     $54,400     $40,000
  Foreign              1,400         600         600
  State                4,500       8,000       7,000
    Total current     41,900      63,000      47,600

Deferred
  Federal             (9,100)       (300)       (800)


  Foreign                100         (50)       (100)
  State                 (900)        (50)       (100)
    Total deferred    (9,900)       (400)     (1,000)
    Total provision  $32,000     $62,600     $46,600

The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:

(Dollars in thousands)                           1999        1998        1997

Statutory U.S. tax rate                       $28,700     $54,900     $41,100
Increase in rate resulting from
  Higher rates on earnings of foreign operations  200         200         100
  State taxes, net of federal benefit           2,900       5,200       4,500
  Other                                           200       2,300         900
Total provision                               $32,000     $62,600     $46,600
Effective tax rate                                39%         40%         40%


Deferred tax assets and liabilities are comprised of the following as of January 1, 2000 and January 2, 1999:

(in thousands)                                   1999        1998
Assets
Warranty reserve                              $24,800     $21,800
Insurance accruals                              9,200       9,200
Dealer discounts                                2,300       1,200
Employee compensation                           5,700       6,200
Loss from independent retailer bankruptcy       7,800           -
Acquisition-related reserves                    3,500       7,300
Other                                           9,900      10,000
Gross deferred tax assets                      63,200      55,700

Liabilities:
Depreciation                                    2,600       3,600
Canadian withholding                              500         400
Safe harbor leases                              1,800       3,100
Goodwill                                       11,300       7,400
Other                                               -       1,300
Gross deferred tax liabilities                 16,200      15,800
Net assets                                    $47,000     $39,900

NOTE 8 - RETIREMENT PLANS

The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing one year of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees' contributions. Company contributions vest when made. Amounts expensed under these plans were $4.7 million in 1999, $3.4 million in 1998, and $2.4 million in 1997.

NOTE 9 - DISCONTINUED OPERATIONS

Income from discontinued operations was comprised of the following:

(in thousands)                   1997
Champion Motor Coach, Inc.
Income from operations         $  800
Loss on disposal                 (800)
Income from prior disposal      4,500

                               $4,500

In December 1997 the Company entered into an agreement to sell the assets of Champion Motor Coach, Inc., its commercial vehicles business which manufactured midsize buses. The buyer paid approximately $10 million in cash and assumed certain liabilities of the business upon completion of the sale in February 1998. The loss on disposal was triggered by certain valuation and other reserves established in connection with the sale of the business. In 1997 net sales of the business were $60 million. Income from operations is net of taxes of $0.5 million and the loss on disposal is net of a tax benefit of $0.5 million.

Income from prior disposal is related to the collection of installment notes receivable and settlement of certain reserves that were established in connection with the 1993 disposal of a former Redman Industries, Inc. subsidiary.

NOTE 10 - CONTINGENT LIABILITIES

It is customary practice for companies in the manufactured housing industry to enter into repurchase agreements with lending institutions which provide wholesale floor plan financing to retailers. A majority of the Company's manufacturing sales are made pursuant to these agreements, which generally provide for repurchase of the Company's products from the lending institutions during a limited period for the balance due them in the event of repossession upon a retailer's default. The contingent liabilities under these agreements are spread over many retailers and financial institutions, and are reduced by the resale value of the homes which are required to be repurchased or repossessed. Estimated losses are provided for currently. The maximum potential repurchase obligation was approximately $630 million at January 1, 2000, before any resale value of the homes. The estimated loss potential on these obligations consists of remarketing costs and unrecoverable discounts on the repurchased homes.

During the third quarter of 1999, the Company's former largest independent retailer filed a Chapter 11 bankruptcy petition. The Company was obligated under agreements with various floor plan lenders to repurchase approximately $70 million of homes. A pretax charge of $33.6 million ($20.5 million after tax or $0.42 per diluted share) was recorded for losses expected to be incurred in connection with the liquidation of the repurchased homes, including remarketing expenses, unrecoverable discounts and other costs. During 1999 cash costs of $6 million and noncash costs of $17 million were charged against this reserve. The remaining costs will be paid in 2000. Repurchase losses, other than this bankruptcy, were $2.9 million in 1999 and not significant in 1998 and 1997.

At January 1, 2000 the Company was contingently obligated for additional purchase price of up to $139 million related to its 1999 and 1998 acquisitions. Management currently believes that payment of $75 million of this contingent purchase price is reasonably possible.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law. The Company retains a significant portion of risk of certain losses related primarily to medical benefits, workers' compensation and general, product and auto liability and has established reserves for its retained portion of these risks.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Management believes the ultimate liability with respect to these actions will not materially affect the financial condition or results of operations of the Company.

The Company is a party to environmental investigations and remediations. During 1998 $3 million was paid to settle an environmental matter which had been previously accrued. The Company has established accruals for matters that are in its view probable and reasonably estimable. Based on information presently available, management believes that existing accruals are sufficient to satisfy any known environmental liabilities. Further, any additional liability that may ultimately result from the resolution of these matters is not expected to have a material effect on the Company's financial position or results of operations.

The Company is contingently obligated for approximately $31 million under surety bonds, generally to support insurance, licensing and service bonding requirements.

NOTE 11 - STOCK OPTION AND INCENTIVE PLANS

THE COMPANY has various stock option and incentive plans and agreements whereby stock options are made available to key employees and directors. Stock options may be granted below, at or above fair market value and generally expire ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. Under the Company's 1995 Stock Option and Incentive Plan, grants may be made of stock options, stock awards, stock appreciation rights and other stock based incentives. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and key employees and in connection with acquisitions.

Amounts charged to expense in connection with the grants and awards under these plans and agreements totaled $4.6 million in 1999, $6.8 million in 1998, and $4.4 million in 1997. There were 2,183,000, 745,000 and 731,000 shares reserved for future grants and awards at January 1, 2000, January 2, 1999, and January 3, 1998, respectively.

The following table summarizes the changes in outstanding stock options during the last three years:

                                                 Weighted
                                                  average
                                     Number      exercise
                                  of shares         price

Outstanding at December 28, 1996  4,693,004        $ 8.65
Granted                             788,000         13.76
Exercised                        (1,128,144)         7.89
Canceled                           (236,000)        12.26
Outstanding at January 3, 1998    4,116,860          9.62
Granted                           3,898,600         20.54
Exercised                        (1,304,843)         7.75
Canceled                           (783,523)        19.13
Outstanding at January 2, 1999    5,927,094         15.95
Granted                           1,956,200         16.07
Exercised                          (651,822)         5.57
Canceled                           (359,110)        19.57
Outstanding at January 1, 2000    6,872,362        $16.78

The following table summarizes information about stock options outstanding at January 1, 2000:

                  Options Outstanding                     Options Exercisable
                                              Average                   Average
Range of                        Weighted     exercise                  exercise
exercise           Number        average    price per        Number   price per
prices        outstanding    life (years)       share   exercisable       share

$1.38-$7.00       408,053            3.6       $ 4.19       408,053      $ 4.19
$7.01-$14.00    1,656,710            5.7         8.92       718,360        9.32
$14.01-$21.00   3,010,384            8.4        19.03       478,772       17.39
$21.01-$29.38   1,797,215            8.7        23.13       313,677       23.31
                6,872,362            7.5       $16.78     1,918,862      $12.53

As of January 2, 1999, exercisable shares totaled 1,546,926 with a weighted average exercise price of $8.69 per share. As of January 3, 1998, exercisable shares totaled 1,111,380 with a weighted average exercise price of $7.15 per share.

The number of shares granted through stock awards in 1999, 1998 and 1997 was 91,119, 34,400 and 154,400, respectively, with grant date fair values per share of $19.07,

$24.63, and $18.10, respectively. As permitted by FASB Statement No. 123, the Company has elected to continue to account for its stock based plans under APB Opinion No. 25. If compensation cost for the Company's stock based compensation plans had been determined based on the fair value at the grant dates consistent with the method of Statement No. 123, the Company's pro forma net income and earnings per share would have been the amounts indicated below:

                              1999         1998          1997
Net income (in 000's)      $41,802      $90,818       $73,171
Basic EPS                     0.87         1.90          1.54
Diluted EPS                $  0.87      $  1.84       $  1.50

In determining the pro forma amounts in accordance with Statement No. 123, the fair value of each stock option grant or award is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                              1999         1998          1997
Risk free interest rate       5.9%         5.2%          6.1%
Expected life (years)          3.3          4.4           3.2
Expected volatility            37%          38%           42%
Expected dividend                -            -             -

The weighted average per share fair value of stock options granted during 1999, 1998 and 1997 were $6.97, $9.01 and $6.75, respectively, for options granted at market value, and $11.17, $13.11 and $9.37, respectively, for options granted at less than market value. Total stock based compensation cost that would have been charged to income under Statement No. 123 was $18.1 million, $12.4 million and $7.5 million for 1999, 1998 and 1997, respectively.

NOTE 12 - SEGMENT INFORMATION

The Company has adopted Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates principally in two segments in the manufactured housing industry: (1) production and wholesale distribution, and (2) retail selling. Prior to 1998 the Company's retail segment was not significant. The accounting policies of the segments are the same as those described in Note 1 "Summary of Significant Accounting Policies". Intercompany transactions between reportable operating segments have been eliminated. Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment.

The Company evaluates the performance of its segments and allocates resources to them primarily based on earnings before interest, taxes, goodwill amortization and general corporate expenses (EBITA) and return on net capital employed (working capital plus net fixed assets).

Expenditures during 1999 for long-lived assets were $65 million for the manufacturing segment and $43 million for the retail segment, including goodwill for each segment. In addition, corporate expenditures for developments and other long-lived assets totaled $4 million. These amounts compare to $38 million, $325 million and $1 million for the manufacturing, retail and corporate segments, respectively, in 1998.

Reconciliations of segment sales to consolidated sales and segment EBITA to consolidated operating income for 1999 and 1998, and segment assets to consolidated assets as of January 1, 2000 and January 2, 1999, were as follows:

(in thousands)
 Net sales                                        1999              1998
   Manufacturing                           $ 1,979,655       $ 1,898,596
   Retail                                      787,011           561,659
   Less:  intercompany                        (278,000)         (206,000)
   Consolidated net sales                  $ 2,488,666       $ 2,254,255


 Operating income
   Manufacturing EBITA before loss
   from independent retailer bankruptcy    $   132,110          $164,863
   Retail EBITA                                 51,372            47,259
   General corporate expenses                  (24,255)          (22,419)
   Intercompany profit elimination              (4,400)          (10,200)
   Goodwill amortization                       (13,645)           (9,219)
   Loss from independent retailer bankruptcy   (33,600)                -
   Consolidated operating income           $   107,582       $   170,284

 Total assets
   Manufacturing                           $   498,259       $   421,670
   Retail                                      632,067           546,460
   Corporate and developments                   88,154            74,346
   Intercompany elimination                    (35,540)          (20,804)
   Consolidated total assets               $ 1,182,940       $ 1,021,672

NOTE 13 - LEASES

Most of the Company's retail sales locations are leased under terms that range from monthly to five years. Rent expense was $11.0 million in 1999, $5.5 million in 1998, and not significant in 1997.

NOTE 14 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands,                  First        Second        Third        Fourth
   except per share amounts)          Quarter       Quarter      Quarter       Quarter           Total
1999
Net sales
  Manufacturing                      $506,476      $527,638     $492,632      $452,909      $1,979,655
  Retail                              185,154       214,995      211,516       175,346         787,011
       Less: intercompany             (67,000)      (78,000)     (73,000)      (60,000)       (278,000)
Total net sales                       624,630       664,633      631,148       568,255       2,488,666
Cost of sales                         513,603       540,926      529,208       478,659       2,062,396
Gross margin                          111,027       123,707      101,940        89,596         426,270
Selling, general and
  administrative expenses              70,293        69,633       71,528        73,634         285,088
Operating income before loss from
  independent retailer bankruptcy      40,734        54,074       30,412        15,962         141,182
Loss from independent
  retailer bankruptcy                       -             -       33,600             -          33,600
Operating income (loss)                40,734        54,074       (3,188)       15,962         107,582
Interest expense, net                   5,979         6,250        6,533         6,778          25,540
Pretax income (loss)                   34,755        47,824       (9,721)        9,184          82,042
Net income (loss)                      21,155        29,224       (5,921)        5,584          50,042
Basic earnings (loss) per share          0.44          0.60        (0.12)         0.12            1.04
Diluted earnings (loss) per share       $0.43         $0.59       ($0.12)        $0.12           $1.02
Homes sold
  Wholesale                            18,830        19,160       17,560        16,211          71,761
  Retail - new                          3,833         4,343        4,299         3,378          15,853
  Retail - pre-owned                      996         1,090        1,037           979           4,102
Wholesale multi-section mix                65%           66%          67%           68%             66%
Locations at period end
  Manufacturing facilities                 65            65           62            60              60
  Sales centers                           268           282          291           280             280

1998
Net sales
  Manufacturing                      $424,426      $494,392     $495,285      $484,493      $1,898,596
  Retail                               66,599       144,108      172,660       178,292         561,659
       Less: intercompany             (28,000)      (56,000)     (53,000)      (69,000)       (206,000)
Total net sales                       463,025       582,500      614,945       593,785       2,254,255
Cost of sales                         389,364       477,542      500,236       485,534       1,852,676
Gross margin                           73,661       104,958      114,709       108,251         401,579
Selling, general and
  administrative expenses              43,288        58,394       63,257        66,356         231,295
Operating income                       30,373        46,564       51,452        41,895         170,284

Interest expense, net                    956          3,634        4,643         4,253          13,486
Pretax income                         29,417         42,930       46,809        37,642         156,798
Net income                            17,617         25,830       28,109        22,642          94,198
Basic earnings per share                0.37           0.54         0.59          0.47            1.97
Diluted earnings per share             $0.36          $0.52        $0.57         $0.46           $1.91
Homes sold
  Wholesale                           16,175         18,456       18,010        17,718          70,359
  Retail - new                         1,484          3,061        3,576         3,617          11,738
  Retail - pre-owned                     346            659          847         1,015           2,867
Wholesale multi-section mix               60%            62%          64%           64%             63%
Locations at period end
  Manufacturing facilities                56             57           59            60              60
  Sales centers                          143            188          233           246             246


Third quarter 1999 includes a loss due to the bankruptcy of the Company's former largest independent retailer. A pretax charge of $33.6 million ($20.5 million after tax, or $0.42 per diluted share) was recorded for the losses expected to be incurred in connection with the liquidation of the repurchased homes, including remarketing expenses, unrecoverable discounts and other costs. Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

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

      3.3 Article III of the Registrant's Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Registrant's Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

      3.4 Certificate of Correction to Articles of Incorporation of the Registrant, filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      3.5 Bylaws of the Registrant as amended through February 22, 1999, filed as Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      4.1 Indenture dated as of May 3, 1999 between the Registrant, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as
                Exhibit 4.1 to the Registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.2 Supplemental Indenture dated as of July 30, 1999 between the Registrant, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.3 Supplemental Indenture dated as of October 4, 1999 between the Registrant, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

      4.4 Supplemental Indenture dated as of February 10, 2000 between the Registrant, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

      4.5 Registration Rights Agreement dated as of April 28, 1999 between the Registrant; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Registrant's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.6 Form of Rights Certificate, filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

      4.7 Rights Agreement by and between the Registrant and Harris Trust and Savings Bank, filed as Exhibit 2 to the Registrant's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

      10.1 Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.2 First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Registrant and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

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

      10.4 First Amendment dated December 22, 1998 to the Credit Agreement dated May 5, 1998 by and among the Registrant; NBD Bank; Comerica Bank; National City Bank; Harris Trust and Savings Bank; Keybank National Association; Nationsbank, N.A.; Wachovia Bank; N.A., and PNC Bank, National Association, filed as Exhibit
                10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.5 Second Amendment dated March 31, 1999 to the Credit Agreement dated May 5, 1998 by and among the Registrant; NBD Bank; Comerica Bank; National City Bank; Harris Trust and Savings Bank; Keybank National Association; Nationsbank, N.A.; Wachovia Bank, N.A.; and PNC Bank, National Association, filed as Exhibit
                10.1 to the Registrant's Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

      10.6 Third Amendment dated July 1, 1999 to the Credit Agreement dated May 5, 1998 by and among the Registrant; NBD Bank; Comerica Bank; National City Bank; Harris Trust and Savings Bank; Keybank National Association; Nationsbank, N.A.; Wachovia Bank, N.A.; and PNC Bank, National Association, filed as Exhibit 10.1 to the Registrant's Report on Form 10-Q for the quarter ended July 3, 1999 and incorporated herein by reference.

      10.7 Fourth Amendment dated February 14, 2000 to the Credit Agreement dated May 5, 1998 by and among the Registrant; NBD Bank; Comerica Bank; National City Bank; Harris Trust and Savings Bank; Keybank National Association; Nationsbank, N.A.; Wachovia Bank, N.A.; and PNC Bank, National Association.

      10.8 *Champion Enterprises, Inc. Stock Plan for Directors, as amended, filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1994 and incorporated herein by reference.

      10.9 *Champion Enterprises, Inc. 1993 Management Stock Option Plan, as amended and restated as of October 27, 1998, filed as Exhibit
                10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.10 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

      10.11 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      10.12 *Second Amendment dated April 28, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.13 *Third Amendment dated October 27, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.14 *Fourth Amendment dated April 27, 1999 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.2 to the Registrant's Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

      10.15 *Champion Enterprises, Inc. 1995 Stock Retainer Plan for Non-employee Directors, filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

      10.16 *Management Stock Purchase Plan, filed as Exhibit 4.1 to the Registrant's Form S-8 dated September 17, 1998 and incorporated herein by reference.

      10.17 *Deferred Compensation Plan, filed as Exhibit 4.2 to the Registrant's Form S-8 dated September 17, 1998 and incorporated herein by reference.

      10.18 *Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Registrant's Form S-8 dated February 26, 1999 and incorporated herein by reference.

      10.19 *Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

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

      10.22 *Letter Agreement dated December 15, 1997 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.23 *Non-Qualified Stock Option Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer, filed as Exhibit
                10.35 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.24 *Letter Agreement dated September 10, 1998 between the Registrant and Joseph H. Stegmayer releasing the Registrant of its obligation related to the option in the Second Part of the January 12, 1998 Agreement, filed as Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.25 *Change in Control Severance Agreement dated January 12, 1998 between the Registrant and Joseph H. Stegmayer, filed as Exhibit
                10.36 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.26 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and Joseph H. Stegmayer, filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.27 *Letter Agreement dated May 1, 1997 between the Registrant and Philip C. Surles, filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.28 *Change in Control Severance Agreement dated June 13, 1997 between the Registrant and Philip C. Surles, filed as Exhibit
                10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.29     *Confidentiality and Noncompetition Agreement dated June 13,

                1997 between the Registrant and Philip C. Surles, filed as
                Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.30 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and Philip C. Surles, filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.31 *Employment and Noncompetition Agreement dated January 8, 1998 between the Registrant and M. Mark Cole, filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.32 *Nonqualified Stock Option Agreement dated January 8, 1998 between the Registrant and M. Mark Cole, filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.33 *Letter Agreement dated September 11, 1998 between the Registrant and M. Mark Cole, filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.34 *Non-Qualified Stock Option Agreement dated September 10, 1998 between the Registrant and M. Mark Cole, filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.35 Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Registrant, and MMG Investments LLC.

      10.36 Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC.

      10.37 *Letter Agreement dated September 28, 1998 between the Registrant and Donald D. Williams.

      10.38 *Letter Agreement dated February 12, 1997 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

      10.39 *Change in Control Severance Agreement dated March 3, 1997 between the Registrant and John J. Collins, Jr., filed as
                Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.40 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Registrant and John J. Collins, Jr., filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporation herein by reference.

      11        Statement Regarding Computation of Per Share Earnings.

      21.1      Subsidiaries of the Registrant.

      23.1      Consent of PricewaterhouseCoopers LLP.

      27.1      Financial Data Schedule.

      1.1 Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders, filed by the Registrant pursuant to Regulation 14A and incorporated herein by reference.

Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above exhibits to any shareholder upon written request addressed to the Investor Relations Department, Champion Enterprises, Inc., 2701 Cambridge Court, Suite 300, Auburn Hills, Michigan 48326.