Form 10-Q
period 2000-04-01
CHAMPION ENTERPRISES INC
filed 2000-05-12
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.


          FOR QUARTER ENDED APRIL 1, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934.


          FOR THE TRANSITION PERIOD FROM               TO
                                        -------------   -------------

          Commission file number 1-9751



                           CHAMPION ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MICHIGAN                                  38-2743168
      ------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     2701 Cambridge Court, Suite 300, Auburn Hills, MI           48326
     -------------------------------------------------        ----------
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

               Yes [X]    No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     47,243,770 shares of the registrant's $1.00 par value Common Stock were outstanding as of April 28, 2000.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                         Consolidated Income Statements
                    (In thousands, except per share amounts)


                                                    Three Months Ended
                                                   ---------------------
                                                   April 1,     April 3,
                                                     2000         1999
                                                   --------     --------

Net sales                                          $519,549     $624,630

Cost of sales                                       435,578      513,603
                                                   --------     --------

Gross margin                                         83,971      111,027

Selling, general and administrative expenses         74,801       70,293
                                                   --------     --------

Operating income                                      9,170       40,734

Interest expense, net                                 6,969        5,979
                                                   --------     --------

Income before income taxes                            2,201       34,755

Income taxes                                            900       13,600
                                                   --------     --------

Net income                                         $  1,301     $ 21,155
                                                   ========     ========


Basic earnings per share                           $   0.03     $   0.44
                                                   ========     ========

Weighted shares for basic EPS                        47,247       48,437
                                                   ========     ========


Diluted earnings per share                         $   0.03     $   0.43
                                                   ========     ========

Weighted shares for diluted EPS                      47,354       49,520
                                                   ========     ========



See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                           Consolidated Balance Sheets
                        (In thousands, except par value)

                                                     April 1,     January 1,
                                                       2000          2000
                                                   -----------    -----------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   25,909     $   12,847
  Accounts receivable, trade                           84,920         66,636
  Inventories                                         295,483        301,885
  Deferred taxes and other current assets              80,971         72,344
                                                   -----------    -----------
    Total current assets                              487,283        453,712
                                                   -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                319,893        317,769
  Less-accumulated depreciation                        99,941         94,871
                                                   -----------    -----------
                                                      219,952        222,898
                                                   -----------    -----------
GOODWILL
  Cost                                                511,473        511,588
  Less-accumulated amortization                        41,145         37,716
                                                   -----------    -----------
                                                      470,328        473,872
                                                   -----------    -----------

OTHER ASSETS                                           31,259         32,458
                                                   -----------    -----------

    Total assets                                   $1,208,822     $1,182,940
                                                   ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                               $  170,131     $  170,553
  Notes payable to bank                                 5,000              -
  Accounts payable                                     88,954         42,160
  Accrued dealer discounts                             37,508         54,237
  Accrued warranty obligations                         55,123         55,476
  Accrued compensation and payroll taxes               25,056         26,848
  Other current liabilities                            76,986         79,902
                                                   -----------    -----------
    Total current liabilities                         458,758        429,176
                                                   -----------    -----------

LONG-TERM LIABILITIES
  Long-term debt                                      223,994        224,357
  Deferred portion of purchase price                   40,500         45,200
  Other long-term liabilities                          40,301         39,945
                                                   -----------    -----------
                                                      304,795        309,502
                                                   -----------    -----------
CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000
    authorized, none issued                                 -              -
  Common stock, $1 par value, 120,000
    authorized, 47,242 and 47,304 shares issued
    and outstanding, respectively                      47,242         47,304
  Capital in excess of par value                       32,933         33,160
  Retained earnings                                   366,283        364,982
  Accumulated other comprehensive income               (1,189)        (1,184)
                                                   -----------    -----------
    Total shareholders' equity                        445,269        444,262
                                                   -----------    -----------

    Total liabilities and shareholders' equity     $1,208,822     $1,182,940
                                                   ===========    ===========



See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                         Three Months Ended
                                                       ----------------------
                                                       April 1,     April 3,
                                                         2000        1999
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  1,301     $ 21,155
                                                       ---------    ---------
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
  Depreciation and amortization                           9,728        9,034
  Increase/decrease, net of acquisitions
    Accounts receivable                                 (18,284)     (47,068)
    Inventories                                           4,710      (22,203)
    Accounts payable                                     46,794       20,317
    Accrued liabilities                                 (10,094)      (4,060)
    Cash charged to independent retailer
     bankruptcy reserve                                  (6,301)           -
    Other, net                                              (25)      (2,628)
                                                       ---------    ---------
Total adjustments                                        26,528      (46,608)
                                                       ---------    ---------
Net cash provided by (used for) operating activities     27,829      (25,453)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                            (10,165)     (47,242)
Additions to property and equipment                      (4,918)     (13,737)
Investments in and advances to
  unconsolidated subsidiaries                            (3,971)           -
Other                                                       497            -
                                                       ---------    ---------
Net cash used for investing activities                  (18,557)     (60,979)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank, net                    5,000       82,000
Increase (decrease) in floor plan payable, net             (422)       6,222
Repayment of long-term debt                                (102)      (1,227)
Common stock issued, net                                     40        2,687
Common stock repurchased                                   (726)      (2,939)
Tax benefit of stock options exercised                        -          500
                                                       ---------    ---------
Net cash provided by financing activities                 3,790       87,243
                                                       ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                13,062          811
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         12,847       23,828
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 25,909     $ 24,639
                                                       =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                 $  3,396     $  5,230
Cash paid for income taxes                             $  1,310     $  1,900

CASH FLOWS FROM ACQUISITIONS:
Guaranteed purchase price                              $    165     $ 63,846
Less:  Unpaid portion of guaranteed purchase price            -       (3,246)
Less:  Cash acquired                                          -      (18,325)
Plus:  Payments of deferred and contingent
        portions of purchase price                       10,000        4,842
Plus:  Acquisition costs                                      -          125
                                                       ---------    ---------
                                                       $ 10,165     $ 47,242
                                                       =========    =========


See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements


1. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of January 1, 2000 was derived from audited financial statements. Accumulated other comprehensive income consists of foreign currency translation adjustments.


2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                                  April 1,        January 1,
                                                    2000            2000
                                                  --------        ----------
     Raw materials and work-in-process            $ 57,784        $ 59,062
     Manufactured homes                            237,699         242,823
                                                  --------        ----------
                                                  $295,483        $301,885
                                                  ========        ==========

3. The difference between income taxes provided for financial reporting purposes and expected charges at the U.S. federal statutory rate is due primarily to state tax charges.

     The components of the income tax provisions for the three months ended April 1, 2000 and April 3, 1999 follow (in thousands):

                                               April 1,         April 3,
                                                 2000             1999
                                              ---------       ----------
     Statutory U.S. tax rate                  $   800         $ 12,200
     Increase in rate resulting from:
          State taxes                             100            1,100
          Other                                     -              300
                                              ---------       ----------
     Total provision                          $   900         $ 13,600
                                              =========       ==========

     Effective tax rate                           41%              39%
                                              =========       ==========

4. Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate plus or minus 1.0%.

     Notes payable to bank are borrowings under an unsecured line of credit that currently provides availability totaling $200 million, including $75 million to cover letters of credit. At the registrant's option borrowings are subject to interest either at the bank's prime rate or the bank's Eurodollar rate plus 0.575% to 1.0%.

5. Long-term debt consists primarily of $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%.


6. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings before interest, taxes, goodwill amortization and general corporate expenses) to consolidated operating income follow:

                                                         Three Months Ended
                                                       ----------------------
                                                        April 1,    April 3,
      (in thousands)                                      2000        1999
                                                       ---------    ---------
      Net sales
        Manufacturing                                  $417,042     $506,476
        Retail                                          167,507      185,154
        Less: intercompany                              (65,000)     (67,000)
                                                       ---------    ---------
        Consolidated net sales                         $519,549     $624,630
                                                       =========    =========
      Operating income
        Manufacturing EBITA                            $ 13,098     $ 41,332
        Retail EBITA                                      5,255       13,177
        General corporate expenses                       (5,754)      (6,032)
        Intercompany profit elimination                       -       (4,400)
        Goodwill amortization                            (3,429)      (3,343)
                                                       ---------    ---------
        Consolidated operating income                  $  9,170     $ 40,734
                                                       =========    =========


7. As is customary in the manufactured housing industry, Champion has entered into repurchase agreements with lending institutions that provide wholesale floor plan financing to its independent retailers. Pursuant to these agreements Champion is obligated to repurchase its homes during a limited period after wholesale shipment upon default by the retailer and repossession by the financial institution. The maximum potential repurchase obligation at April 1, 2000 was $640 million, before any resale value of the homes. The loss potential on these obligations consists of remarketing costs and unrecoverable discounts on the repurchased homes.

     At April 1, 2000 the Company was contingently obligated for additional purchase price of up to $139 million related to its 1999 and 1998 acquisitions. Management currently believes that payment of $75 million of this contingent purchase price is reasonably possible.

     The Company is contingently obligated for approximately $31 million under letters of credit and $32 million under surety bonds as of April 1, 2000.


8. Substantially all of the registrant's subsidiaries are guarantors of indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the aggregate total assets and pretax income of, and the Company's net investment in, the nonguarantor subsidiaries is not material to the consolidated totals of the Company.

                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.


                          CHAMPION ENTERPRISES, INC.

THREE MONTHS ENDED APRIL 1, 2000 VERSUS THREE MONTHS ENDED APRIL 3, 1999

CONSOLIDATED
(Dollars in millions)

                                           Three Months Ended
                                           -------------------
                                           April 1,   April 3,       %
                                             2000       1999      Change
                                           --------   --------    ------
Net sales
  Manufacturing                            $ 417.0    $ 506.5      (18%)
  Retail                                     167.5      185.1      (10%)
  Less:  intercompany                        (65.0)     (67.0)
                                           --------   --------
Total net sales                            $ 519.5    $ 624.6      (17%)
                                           ========   ========

Gross margin                               $  84.0    $ 111.0      (24%)
SG&A                                          74.8       70.3        6%
                                           --------   --------
Operating income                           $   9.2    $  40.7      (77%)
                                           ========   ========

As a percent of sales
  Gross margin                               16.2%      17.8%
  SG&A                                       14.4%      11.3%
  Operating income                            1.8%       6.5%


OVERVIEW

In the first quarter ended April 1, 2000, Champion's net sales were $520 million, compared to $625 million a year ago. Consolidated revenues decreased 17% due to reduced wholesale demand as a result of the industry's excess number of retailers, excess retail inventory, and tightened consumer credit standards. These tightened standards have affected retail sales at independent retailers and company-owned stores.

Gross margins as a percent of sales in 2000 were impacted by the effects of lower volume on fixed costs, particularly in the manufacturing segment. Selling, general and administrative expenses ("SG&A") rose in 2000 due to marketing programs to stimulate retail and wholesale demand. Due primarily to the factors noted above, net income for the quarter decreased to $1.3 million, compared to $21.2 million in the prior year's first quarter. Income per diluted share declined to $0.03 in 2000, compared to $0.43 in 1999.

MANUFACTURING OPERATIONS

                                          Three Months Ended
                                          -------------------
                                          April 1,   April 3,       %
                                            2000       1999      Change
                                          --------   --------    ------
Net sales (in millions)                   $ 417.0    $ 506.5      (18%)
Segment EBITA (in millions)               $  13.1    $  41.3      (68%)
Segment margin                               3.1%       8.2%
Homes sold                                 15,351     18,830      (18%)
Floors sold                                25,701     31,291      (18%)
Multi-section mix                             66%        65%
Average home price                        $27,200    $26,900        1%
Manufacturing facilities at period end         59         65       (9%)


Lower sales volume and increased consumer and Internet marketing expenses affected manufacturing margins in the first three months of 2000. The registrant's wholesale home shipments and floors sold were each down 18% from a year ago. A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors. Of the registrant's total wholesale shipments for the quarter, 85% were to independent retailers and 15% were to company-operated sales centers.

According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments for the first three months of 2000 decreased 21.6% in homes and 19.8% in floors from the comparable 1999 period. The registrant's first quarter U.S. wholesale shipments of HUD code homes and floors sold decreased 18.5% and 18.0%, respectively, from a year earlier. Based on industry data from NCSBCS, the registrant's U.S. wholesale market share improved to 21.2% from 19.9% for the 12 months ended December 1999.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at April 1, 2000 totaled approximately $36 million, compared to $65 million a year ago.

At April 1, 2000 the registrant was operating 59 homebuilding facilities, compared to 65 a year earlier. During 1999 the registrant closed and consolidated eight manufacturing facilities as a result of market conditions. The registrant may consider other adjustments to manufacturing capacity in response to changes in market conditions.

RETAIL OPERATIONS

                                           Three Months Ended
                                          --------------------
                                          April 1,    April 3,      %
                                            2000        1999     Change
                                          --------    --------   ------
Net sales (in millions)                   $ 167.5     $ 185.1     (10%)
Segment EBITA (in millions)               $   5.3     $  13.2     (60%)
Segment margin                               3.1%        7.1%
New homes sold                              3,315       3,833     (14%)
Pre-owned homes sold                          906         996      (9%)
Total homes sold                            4,221       4,829     (13%)
% Champion-produced new homes sold            68%         57%
New multi-section mix                         58%         52%
Average new home price                    $47,300     $44,900       5%
Average number of new homes
  in inventory per sales center                19          23     (17%)
Sales centers at period end                   285         268       6%


Retail sales decreased in 2000 due to the industry's excess number of retailers, retail inventory levels, and tightened consumer credit standards. At April 1, 2000 Champion's retail sales centers totaled 285 locations in 28 states, compared to 268 locations a year ago and 280 at December 1999. During the first quarter of 2000, 12 locations were added through internal expansions and minor acquisitions of other retail companies, and seven underperforming locations were closed.

Segment EBITA, before inventory financing charges, was $5.3 million, or 3.1% of related sales. Margins in the quarter were affected by lower sales volume per store. Due to market conditions the registrant has been reducing its company stores' inventories and related carrying costs. In the first quarter of 2000, 68% of new retail homes sold were produced by Champion facilities, up from 57% a year ago.

OTHER MATTERS

During the first quarter of 1999, a non-cash accounting charge of approximately $4.4 million was recorded to eliminate the manufacturing profits in inventories of Champion-produced homes at company-operated sales centers. The decrease in 2000 was due to no acquisitions during the year and inventory reductions at company-owned stores. Interest expense was higher in 2000 due to amounts outstanding on the registrant's Senior Notes payable and floor plan borrowings. Income tax expense in 2000 decreased due to lower pretax income. The effective tax rate was 41% in 2000, compared to 39% in 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $26 million at April 1, 2000. During the quarter, $28 million of cash was provided by operations and $5 million was borrowed on the registrant's bank credit facility. Earnings before interest, taxes, depreciation and amortization totaled $19 million for the quarter. Expenditures for the three months included $5 million for capital improvements, $10 million for contingent purchase price payments, and $4 million for investments in and advances to unconsolidated subsidiaries. Cash of $726,000 was used to repurchase 90,000 shares of common stock during the quarter. These buybacks are pursuant to a Board of Directors authorization for up to 3.0 million shares, of which 1.9 million shares have been repurchased.

Accounts receivable and accounts payable increased during the quarter due to seasonality and year end levels generally being low due to the holidays and vacations. Inventories declined $10 million due to the liquidation of homes repurchased in 1999 upon the bankruptcy of the registrant's former largest independent retailer, Ted Parker Home Sales, Inc. Dealer discounts decreased during the first quarter due to payments made under annual programs.

The Company has a five-year $200 million unsecured bank line of credit, which was completed in May 1998 and includes letters of credit. Outstanding at quarter end were $5 million on the line and $31 million of letters of credit to support insurance obligations and industrial revenue bond financing.

On May 3, 1999 the registrant completed an offering of $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering were used to reduce bank debt that resulted from acquisitions. At quarter end total debt was 47% of total capital.

The Company finances most of the new home inventory at its company-owned stores through borrowings from floor plan lenders, of which Conseco Finance is the primary lender. Floor plan borrowings at April 1, 2000 totaled $170 million. During the past year some of the manufactured housing industry floor plan lenders have exited the market. Currently in the industry there are four primary national floor plan lenders, which finance a substantial portion of floor plan borrowings of the registrant's owned and independent retailers.

The Company enters into repurchase agreements with lending institutions that provide wholesale floor plan financing to independent retailers. At April 1, 2000 the maximum contingent repurchase obligation was approximately $640 million, before any resale value of the homes. In the first quarter of 2000, Champion repurchased 66 homes and provided for losses of $700,000 resulting from the consolidation, closing or bankruptcy of 20 independent retail locations. For the 12 months ended December 1999, the registrant recorded losses of $2.9 million from the repurchase of 480 homes from 100 independent retail locations, excluding the loss from the bankruptcy of its former largest independent retailer. Management monitors its contingent repurchase obligation for potential losses, which include remarketing expenses and unrecoverable discounts. The Company is focusing on improving retailer inventory turnover, rewarding retailers for retail selling of homes purchased, and promoting sound business practices to reduce its loss potential.

Additional borrowings may be necessary during 2000 for working capital needs, common stock repurchases, contingent purchase price payments, and capital expenditures. Total expenditures of up to $30 million are planned in 2000 for facility maintenance and retail expansions, including $5 million for community development operations.

The Company believes that existing cash balances, cash flow from operations, additional availability under its line of credit, and floor plan lending, as currently available, are adequate to meet its anticipated financing needs, operating requirements, capital expenditures, and common stock repurchases in the foreseeable future. However, management may explore other opportunities to raise capital to finance growth. Consistent with its plan to improve shareholder value through investments in sound operating businesses and common stock repurchases, the registrant does not plan to pay cash dividends in the near term.


               IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and its effective date was amended in March 2000 by SAB No. 101A. SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. The Registrant believes that its accounting practices already comply with the provisions of SAB 101.


                           FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including the registrant's plans for retail expansion, anticipated capital expenditures, new market initiatives, and the adequacy of cash to meet financing needs, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those contained in the registrant's most recently filed Annual Report on Form 10-K, that could cause actual results to differ materially from those included in the forward looking statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. The registrant does not undertake to update its forward looking statements or risk factors to reflect future events or circumstances.


     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The registrant's floor plan borrowings at April 1, 2000 were $170 million and are subject to interest primarily based on the prime rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $1.7 million, assuming average floor plan borrowings of $170 million.

                           PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K.



   (a) The following exhibits are filed as part of this report:

Exhibit No.                     Description
-----------                     -----------


   11          Computation of Per Share Earnings.

   27          Financial Data Schedule.


   (b) No reports on Form 8-K were filed by the registrant during the quarter ended April 1, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                   By:   JOSEPH H. STEGMAYER
                                      --------------------------
                                      Joseph H. Stegmayer
                                      Executive Vice President, Chief
                                      Strategic and Financial Officer
                                      (Principal Financial Officer)




                                  And:   RICHARD HEVELHORST
                                      -------------------------
                                      Richard Hevelhorst
                                      Vice President and Controller
                                      (Principal Accounting Officer)




Dated:  May 12, 2000

                                 Exhibit Index
                                 -------------




Exhibit No.              Description
------------             -----------

   11                    Computation of Per Share Earnings

   27                    Financial Data Schedule