Form 10-Q
period 2000-07-01
CHAMPION ENTERPRISES INC
filed 2000-08-11
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark one)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.


For Quarter Ended July 1, 2000

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934.


For the transition period from              to
                               ------------    -----------


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

               47,246,552 shares of the registrant's $1.00 par value Common Stock were outstanding as of August 4, 2000.

                          PART I. FINANCIAL INFORMATION
                           Item 1. Financial Statements

                            CHAMPION ENTERPRISES, INC.
                          Consolidated Income Statements
                     (In thousands, except per share amounts)

                                         Three Months Ended                 Six Months Ended
                                      --------------------------       ---------------------------
                                         July 1,         July 3,          July 1,          July 3,
                                          2000            1999             2000             1999
                                      ----------      ----------       -----------     -----------
Net sales                             $  517,144      $  664,633       $ 1,036,693     $ 1,289,263

Cost of sales                            426,724         540,926           862,302       1,054,529
                                      ----------      ----------       -----------     -----------
Gross margin                              90,420         123,707           174,391         234,734

Selling, general and
  administrative expenses                 78,254          69,633           153,055         139,926
                                      ----------      ----------       -----------     -----------
Operating income                          12,166          54,074            21,336          94,808

Interest expense, net                      6,844           6,250            13,813          12,229
                                      ----------      ----------       -----------     -----------
Income before income taxes                 5,322          47,824             7,523          82,579

Income taxes                               2,500          18,600             3,400          32,200
                                      ----------      ----------       -----------     -----------
Net income                            $    2,822      $   29,224       $     4,123     $    50,379
                                      ==========      ==========       ===========     ===========

Basic earnings per share              $     0.06      $     0.60       $      0.09     $      1.04
                                      ==========      ==========       ===========     ===========
Weighted shares for basic EPS             47,255          48,629            47,251          48,533
                                      ==========      ==========       ===========     ===========

Diluted earnings per share            $     0.06      $     0.59       $      0.09     $      1.02
                                      ==========      ==========       ===========     ===========
Weighted shares for diluted EPS           47,337          49,551            47,346          49,536
                                      ==========      ==========       ===========     ===========



See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                        Consolidated Balance Sheets
                  (In thousands, except par value amount)

                                                      July 1,    January 1,
                                                       2000         2000
                                                   -----------  -----------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   20,477   $   12,847
  Accounts receivable, trade                           73,091       66,636
  Inventories                                         283,605      301,885
  Deferred taxes and other current assets              81,572       72,344
                                                   -----------  -----------
    Total current assets                              458,745      453,712
                                                   -----------  -----------
PROPERTY, PLANT AND EQUIPMENT
  Cost                                                322,126      317,769
  Less-accumulated depreciation                       104,949       94,871
                                                   -----------  -----------
                                                      217,177      222,898
                                                   -----------  -----------
GOODWILL
  Cost                                                516,854      511,588
  Less-accumulated amortization                        44,622       37,716
                                                   -----------  -----------
                                                      472,232      473,872
                                                   -----------  -----------

OTHER ASSETS                                           32,214       32,458
                                                   -----------  -----------
     Total assets                                  $1,180,368   $1,182,940
                                                   ===========  ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                               $  162,720   $  170,553
  Accounts payable                                     59,966       42,160
  Accrued dealer discounts                             43,783       54,237
  Accrued warranty obligations                         55,121       55,476
  Accrued compensation and payroll taxes               26,415       26,848
  Other current liabilities                            79,204       79,902
                                                   -----------  -----------
    Total current liabilities                         427,209      429,176
                                                   -----------  -----------
LONG-TERM LIABILITIES
  Long-term debt                                      223,777      224,357
  Deferred portion of purchase price                   41,500       45,200
  Other long-term liabilities                          39,451       39,945
                                                   -----------  -----------
                                                      304,728      309,502
                                                   -----------  -----------
CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                 -            -
  Common stock, $1 par value, 120,000 shares
    authorized, 47,247 and 47,304 shares issued
    and outstanding, respectively                      47,247       47,304
  Capital in excess of par value                       33,351       33,160
  Retained earnings                                   369,105      364,982
  Accumulated other comprehensive income               (1,272)      (1,184)
                                                   -----------  -----------
    Total shareholders' equity                        448,431      444,262
                                                   -----------  -----------
    Total liabilities and shareholders' equity     $1,180,368   $1,182,940
                                                   ===========  ===========


See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                    Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Six Months Ended
                                                         ----------------------
                                                           July 1,     July 3,
                                                            2000        1999
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  4,123     $ 50,379
                                                         ---------    ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                            19,957       18,271
  Increase/decrease, net of acquisitions
    Accounts receivable                                    (6,455)     (41,416)
    Inventories                                            16,588      (29,911)
    Accounts payable                                       17,806       18,563
    Accrued liabilities                                    (6,682)      (6,917)
    Net cash charges to independent retailer
     bankruptcy reserve                                    (4,126)           -
    Other, net                                             (6,613)      (7,559)
                                                         ---------    ---------
Total adjustments                                          30,475      (48,969)
                                                         ---------    ---------
Net cash provided by operating activities                  34,598        1,410
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                              (10,165)     (65,377)
Additions to property, plant and equipment                 (9,159)     (31,537)
Investments in and advances to
  unconsolidated subsidiaries                                (552)           -
Proceeds on disposal of property and equipment              2,179          794
                                                         ---------    ---------
Net cash used for investing activities                    (17,697)     (96,120)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes, net                                 -      197,300
Decrease in notes payable to bank, net                          -     (111,000)
Increase (decrease) in floor plan payable, net             (7,833)       6,227
Increase (decrease) in other long-term debt                  (624)      11,631
Common stock issued, net                                       49        4,166
Common stock repurchased                                     (863)      (8,611)
Tax benefit of stock options exercised                          -        1,000
Deferred financing costs                                        -         (881)
                                                         ---------    ---------
Net cash provided by (used for) financing activities       (9,271)      99,832
                                                         ---------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                   7,630        5,122
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           12,847       23,828
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 20,477     $ 28,950
                                                         =========    =========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                   $ 15,088     $ 11,119
Cash paid for income taxes                               $  3,149     $ 32,200

CASH FLOWS FROM ACQUISITIONS:
Guaranteed purchase price                                $    165     $ 76,391
Less:  Unpaid portion of guaranteed purchase price              -       (3,000)
Less:  Cash acquired                                            -      (18,946)
Plus:  Payments of deferred and contingent
        portions of purchase price                         10,000       10,803
Plus:  Acquisition costs                                        -          129
                                                         ---------    ---------
                                                         $ 10,165     $ 65,377
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


2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                                 July 1,        January 1,
                                                  2000             2000
                                               ----------       ----------
      Raw materials and work-in-process        $  55,283        $  59,062
      Manufactured homes                         228,322          242,823
                                               ----------       ----------
                                               $ 283,605        $ 301,885
                                               ==========       ==========


3. The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                     Six Months Ended
                                               ---------------------------
                                                 July 1,          July 3,
                                                  2000             1999
                                               ----------       ----------
      Statutory U.S. tax rate                  $   2,600        $  28,900
      Increase in rate resulting from:
         State taxes                                 200            2,600
         Nondeductible goodwill                      500              500
         Other                                       100              200
                                               ----------       ----------
      Total provision                          $   3,400        $  32,200
                                               ==========       ==========
      Effective tax rate                             45%              39%
                                               ==========       ==========


4. Floor plan payable consists of borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate plus or minus 1.0%.


5. Long-term debt consists primarily of $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%.

6. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings before interest, taxes, goodwill amortization and general corporate expenses) to consolidated operating income follow:

                                                    Three Months Ended
                                               -----------------------------
                                                   July 1,         July 3,
      (in thousands)                                2000            1999
                                               ------------     ------------
      Net sales
        Manufacturing                          $  420,210       $  527,638
        Retail                                    166,934          214,995
        Less: intercompany                        (70,000)         (78,000)
                                               ------------     ------------
        Consolidated net sales                 $  517,144       $  664,633
                                               ============     ============

      Operating income
        Manufacturing EBITA                    $   14,917       $   44,041
        Retail EBITA                                4,225           19,418
        General corporate expenses                 (6,999)          (5,960)
        Intercompany profit elimination             3,500                -
        Goodwill amortization                      (3,477)          (3,425)
                                               ------------     ------------
        Consolidated operating income          $   12,166       $   54,074
                                               ============     ============

                                                     Six Months Ended
                                               ----------------------------
                                                   July 1,         July 3,
                                                   2000             1999
                                               ------------     ------------
      Net sales
        Manufacturing                          $  837,252       $1,034,114
        Retail                                    334,441          400,149
        Less: intercompany                       (135,000)        (145,000)
                                               ------------     ------------
        Consolidated net sales                 $1,036,693       $1,289,263
                                               ============     ============

      Operating income
        Manufacturing EBITA                    $   28,015       $   85,373
        Retail EBITA                                9,480           32,595
        General corporate expenses                (12,753)         (11,992)
        Intercompany profit elimination             3,500           (4,400)
        Goodwill amortization                      (6,906)          (6,768)
                                               ------------     ------------
        Consolidated operating income          $   21,336       $   94,808
                                               ============     ============


      Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment, including the cost of marketing programs that are charged to the manufacturing segment. General corporate expenses include the results of manufactured housing developments.

7. As is customary in the manufactured housing industry, Champion has entered into repurchase agreements with lending institutions that provide wholesale floor plan financing to its independent retailers. Pursuant to these agreements Champion is obligated to repurchase its homes during a limited period after wholesale shipment (generally 12 or 15 months) upon default by the retailer and repossession by the financial institution. The maximum contingent repurchase obligation at July 1, 2000 was $560 million, before any resale value of the homes. The potential losses on these contingent obligations consists of remarketing costs and unrecoverable discounts on the repurchased homes.

      At July 1, 2000 the Company was contingently obligated for additional purchase price of up to $133 million related to its 1999 and 1998 acquisitions. Management currently believes that payment of $20 million of this contingent purchase price is reasonably possible.

      The Company is contingently obligated for approximately $33 million under letters of credit and $33 million under surety bonds as of July 1, 2000.

8. During the quarter ended July 1, 2000, Champion closed three homebuilding facilities at a cost of approximately $4.6 million and recorded an additional $5.0 million reserve to liquidate inventory repurchased upon the 1999 bankruptcy of the Company's former largest independent retailer. Also included in the quarter was a $4.4 million gain from a casualty insurance settlement and a $3.5 million reduction in the reserve for intercompany profit in retail inventory as a result of lower manufacturing profits. During the first six months of 2000, cash charges to the independent retailer bankruptcy reserve totaled $9.1 million.


9. Substantially all the registrant's subsidiaries are guarantors of indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the aggregate total assets and pretax income of and the Company's net investment in the nonguarantor subsidiaries is not material to the consolidated totals of the Company.

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                          CHAMPION ENTERPRISES, INC.

                     Three and six months ended July 1, 2000
                 versus three and six months ended July 3, 1999

Consolidated
(Dollars in millions)

                                              Three Months Ended
                                          -------------------------
                                            July 1,        July 3,      %
                                             2000           1999     Change
                                          ----------     ----------  ------
Net sales:
  Manufacturing                           $  420.2       $  527.6     (20%)
  Retail                                     166.9          215.0     (22%)
  Less:  intercompany                        (70.0)         (78.0)
                                          ----------     ----------
Total net sales                           $  517.1       $  664.6     (22%)
                                          ==========     ==========


Gross margin                              $   90.4       $  123.7     (27%)
SG&A                                          78.2           69.6      12%
                                          ----------     ----------
Operating income                          $   12.2       $   54.1     (78%)
                                          ==========     ==========
As a percent of sales
  Gross margin                               17.5%          18.6%
  SG&A                                       15.1%          10.5%
  Operating income                            2.4%           8.1%


                                               Six Months Ended
                                          -------------------------
                                            July 1,        July 3,      %
                                             2000           1999     Change
                                          ----------     ----------  ------
Net sales:
  Manufacturing                           $  837.3       $1,034.1     (19%)
  Retail                                     334.4          400.2     (16%)
  Less: intercompany                        (135.0)        (145.0)
                                          ----------     ----------
Total net sales                           $1,036.7       $1,289.3     (20%)
                                          ==========     ==========

Gross margin                              $  174.4       $  234.7     (26%)
SG&A                                         153.1          139.9       9%
                                          ----------     ----------
Operating income                          $   21.3       $   94.8     (77%)
                                          ==========     ==========

As a percent of sales
  Gross margin                               16.8%          18.2%
  SG&A                                       14.8%          10.9%
  Operating income                            2.1%           7.4%



Overview

In the three and six months ended July 1, 2000, Champion's net sales were $517 million and $1.0 billion, respectively. Consolidated revenues decreased 22% for the quarter and 20% year-to-date due to reduced wholesale demand as a result of the industry's tightened consumer credit standards, increased repossessions, excess number of retailers and excess retail inventory. Additionally, the tightened consumer credit standards, increased repossessions and higher interest rates have affected retail sales at independent retailers and company-owned stores.

Gross margins as a percent of sales in 2000 were impacted by the effects of lower volume on manufacturing fixed costs, plant closing costs, manufacturing incentives to retailers to sell older homes, and costs to reduce inventory and sell older homes at company-owned stores. Selling, general and administrative expenses ("SG&A") rose in 2000 due primarily to marketing programs to stimulate retail and wholesale demand. Second quarter SG&A in 2000 also included a $5 million additional charge to liquidate inventory repurchased in 1999 upon the bankruptcy of the registrant's former largest independent retailer and a $4.4 million gain from a casualty insurance settlement.

Due primarily to the factors noted above, net income for the quarter decreased to $2.8 million, or $0.06 per diluted share, compared to $29.2 million, or $0.59 per diluted share, in the prior year's second quarter. Year-to-date net income was $4.1 million, or $0.09 per diluted share, compared to $50.4 million, or $1.02 per diluted share, one year earlier.

Manufacturing Operations

                                              Three Months Ended
                                          -------------------------
                                            July 1,        July 3,      %
                                             2000           1999     Change
                                          ----------     ----------  ------
Net sales (in millions)                   $  420.2       $  527.6     (20%)
Segment EBITA (in millions)               $   14.9       $   44.0     (66%)
Segment EBITA margin                          3.5%           8.3%
Homes sold                                  14,961         19,160     (22%)
Floors sold                                 25,609         32,087     (20%)
Multi-section mix                              69%            66%
Average home price                        $ 28,100       $ 27,500       2%


                                               Six Months Ended
                                          -------------------------
                                            July 1,        July 3,      %
                                             2000           1999     Change
                                          ----------     ----------  ------
Net sales (in millions)                   $  837.3       $1,034.1     (19%)
Segment EBITA (in millions)               $   28.0       $   85.4     (67%)
Segment EBITA margin                          3.3%           8.3%
Homes sold                                  30,312         37,990     (20%)
Floors sold                                 51,310         63,378     (19%)
Multi-section mix                              67%            65%
Average home price                        $ 27,600       $ 27,200       1%
Manufacturing facilities at period end          57             65     (12%)



Lower sales volume, increased marketing expenses, the additional $5 million charge to liquidate inventory repurchased in 1999, plant closing costs and the $4.4 million gain from a casualty insurance settlement affected manufacturing margins in the quarter and first six months of 2000. Due to market conditions, during the second quarter three homebuilding facilities were closed at a cost of approximately $4.6 million. The registrant's year-to-date wholesale home shipments and floors sold were down 20.2% and 19.0%, respectively, from a year ago. A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors. Of the registrant's total wholesale shipments for the quarter, 84% were to independent retailers and 16% were to company-operated sales centers.

According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments for the first half of 2000 decreased 23.7% in homes and 21.7% in floors from the comparable 1999 period. The registrant's year-to-date second quarter U.S. wholesale shipments of HUD code homes and floors sold decreased 20.3% and 19.1%, respectively, from a year earlier. Based on industry data from NCSBCS, the registrant's U.S. wholesale market share improved to 20.6% for the first six months of 2000 from 19.7% for the same period one year earlier.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at July 1, 2000 totaled approximately $28 million, compared to $59 million a year ago.

At July 1, 2000 the registrant was operating 57 homebuilding facilities, compared to 65 a year earlier. During 1999 and 2000, the registrant closed and consolidated 10 manufacturing facilities primarily as a result of market conditions. The registrant may consider other adjustments to manufacturing capacity in response to changes in market conditions.


Retail Operations

                                              Three Months Ended
                                          -------------------------
                                            July 1,        July 3,      %
                                             2000           1999     Change
                                          ----------     ----------  ------
Net sales (in millions)                   $  166.9       $   215.0    (22%)
Segment EBITA (in millions)               $    4.2       $    19.4    (78%)
Segment EBITA margin                          2.5%            9.0%
New homes sold                               3,176           4,343    (27%)
Pre-owned homes sold                           713           1,090    (35%)
Total homes sold                             3,889           5,433    (28%)
% Champion-produced new homes sold             69%             63%
New multi-section mix                          61%             55%
Average new home price                    $ 49,700        $ 46,200      8%


                                               Six Months Ended
                                          -------------------------
                                            July 1,        July 3,      %
                                             2000           1999     Change
                                          ----------     ----------  ------
Net sales (in millions)                   $  334.4       $  400.2     (16%)
Segment EBITA (in millions)               $    9.5       $   32.6     (71%)
Segment EBITA margin                          2.8%           8.1%
New homes sold                               6,491          8,176     (21%)
Pre-owned homes sold                         1,619          2,086     (22%)
Total homes sold                             8,110         10,262     (21%)
% Champion-produced new homes sold             69%            60%
New multi-section mix                          59%            54%
Average new home price                    $ 48,500       $ 45,600       6%
Average number of new homes in inventory
  per sales center at period end                18             22     (18%)
Sales centers at period end                    291            282       3%





Retail sales decreased in 2000 due to the industry's tightened consumer credit standards, increased repossessions, excess number of retailers and higher interest rates. According to data reported by Statistical Surveys, Inc., U.S. industry retail sales for the first five months of 2000 decreased 12.5% from the comparable 1999 period. At July 1, 2000 Champion's retail sales centers totaled 291 locations in 29 states, compared to 282 locations a year ago and 280 at December 1999. During the first half of 2000, 20 locations were added through internal expansions and minor acquisitions of other retail companies, and nine underperforming locations were closed.

Retail margins in 2000 were affected by fixed costs on lower sales volume per store and costs to reduce inventories. Due to market conditions the registrant has been reducing inventories and related carrying costs at company-owned stores. In 2000 69% of new retail homes sold by company-owned stores were produced by Champion manufacturing facilities, up from 60% a year ago.

Other Matters

The second quarter of 2000 included a $3.5 million reduction in the reserve for intercompany profit in retail inventory as a result of lower manufacturing profits. This amount compares to a $4.4 million charge in the six months ended July 3, 1999. Interest expense was higher in 2000 due to amounts outstanding on the registrant's Senior Notes and floor plan payable. Income tax expense in 2000 decreased due to lower pretax income. The effective tax rate was 45% in 2000, compared to 39% in 1999, rising primarily due to nondeductible goodwill.

                         Liquidity and Capital Resources

Cash balances totaled $20 million at July 1, 2000. For the six months ended July 1, 2000, cash provided by operations was $35 million and earnings before interest, taxes, depreciation and amortization totaled $41 million. Expenditures during 2000 included $9 million for capital improvements and $10 million for contingent purchase price payments. Approximately $8 million was used to reduce the floor plan payable. Cash of $0.9 million was used to repurchase 117,000 shares of common stock during the year. These buybacks were pursuant to a Board of Directors authorization for up to 3.0 million shares, of which 1.9 million shares have been repurchased. The stock buyback program has been suspended.

During 2000, accounts receivable and accounts payable increased due to seasonality and year end levels generally being low due to the holidays and vacations. Inventories and floor plan payable declined primarily due to the liquidation of homes repurchased in 1999 upon the bankruptcy of the registrant's former largest independent retailer and to the Company's efforts to reduce inventories throughout its retail organization in response to industry conditions. Accrued dealer discounts decreased due to payments made under annual programs, partially offset by a change from quarterly payment programs to payments upon retail sale.

The Company has a five-year unsecured bank line of credit, which was completed in May 1998 and includes letters of credit. The facility was amended on June 15, 2000, through which the Company reduced the size to $100 million from $200 million and received more flexible terms from its lenders. There were no bank borrowings outstanding at quarter end and $33 million of letters of credit were outstanding to support insurance obligations and industrial revenue bond financing.

On May 3, 1999 the registrant completed an offering of $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering were used to reduce bank debt that resulted from acquisitions. At quarter end total debt was 46% of total capital.

The Company finances most of the new home inventory at its company-owned stores through borrowings from floor plan lenders, of which Conseco Finance (Conseco) is the primary lender. During the past year some of the manufactured housing industry floor plan lenders have elected to exit the market. Currently, there are four primary national floor plan lenders, which finance a substantial portion of floor plan borrowings of the registrant's owned and independent retailers. Conseco has made a verbal request of the registrant to reduce its floor plan borrowings with Conseco in order to meet certain of their concentration requirements. The Company continues to review the most effective means to finance inventories from a variety of sources.

The Company enters into repurchase agreements with floor plan lenders which finance Champion-produced homes at independent retailers. At July 1, 2000 the maximum contingent repurchase obligation was approximately $560 million, before any resale value of the homes. For the first six months of 2000, Champion repurchased 231 homes from 44 independent retail companies and provided for losses of $2.0 million. For the 12 months ended December 1999, the registrant recorded losses of $2.9 million from the repurchase of 480 homes from 100 independent retail companies, excluding the loss from the bankruptcy of its former largest independent retailer. Management monitors its contingent repurchase obligation for potential losses, which includes remarketing expenses and unrecoverable discounts. The Company is focusing on encouraging higher retailer inventory turnover by deferring volume rebate payments to retailers until the retail sale of homes and promoting sound retailer business practices to reduce its loss potential.

Total expenditures of up to $25 million are planned in 2000 for facility maintenance and retail expansions. The registrant does not plan to pay cash dividends.

The Company believes that its cash balances, cash flows from operations, additional availability under its line of credit, and floor plan lending, as currently provided, would be adequate to meet its anticipated financing needs, operating requirements, and capital expenditures in the foreseeable future. However, if the Company chooses to honor Conseco's request to reduce its floor plan borrowings, Champion would have to obtain alternative financing. Accordingly, management is currently exploring other opportunities to raise capital.

               Impact of Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and amended its effective date in March 2000 with SAB No. 101A. SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. The registrant believes that its accounting practices already comply with the provisions of SAB 101.

                           Forward Looking Statements

Certain statements contained in this report, including the registrant's plans for manufacturing and retail capacity management, anticipated capital expenditures, new market initiatives, and the adequacy of cash and financing to meet liquidity needs, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the registrant's estimates, assumptions and projections, and are subject to risks and uncertainties, including those contained in the registrant's most recently filed Annual Report on Form 10-K, that could cause actual results to differ materially from those included in the forward looking statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. The registrant does not undertake to update its forward looking statements or risk factors to reflect future events or circumstances.


         Item 3. Quantitative and Qualitative Disclosures About Market Risk

The registrant's floor plan borrowings at July 1, 2000 were $163 million and are subject to interest primarily based on the U.S. prime rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $1.6 million, assuming average floor plan borrowings of $163 million.

                         PART II. OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

         On May 2, 2000 the registrant held its 2000 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders with results as follows:



    1.  Election of Directors

             Nominee                Votes For         Votes Withheld
             -------                ---------         --------------
        Robert W. Anestis           41,427,645           314,057
        Selwyn Isakow               41,418,452           323,250
        Brian D. Jellison           41,429,739           311,963
        Ellen R. Levine             41,426,816           314,886
        George R. Mrkonic           41,420,482           321,220
        Carl L. Valdiserri          41,370,865           370,837
        Walter R. Young             41,267,277           474,425


    2. Proposal to Approve the 2000 Stock Compensation Plan for Nonemployee Directors

        Votes for - 34,900,762
        Votes against - 6,678,839
        Votes withheld/abstentions - 162,101


                  Item 6. Exhibits and Reports on Form 8-K

   (a)  The following exhibits are filed as part of this report:


Exhibit No.                     Description

  10.1  Fifth Amendment dated June 15, 2000 to the Credit Agreement dated
        May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; Bank One, N.A., as Syndication Agent; Comerica Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents; and PNC Bank, National Association, as Administrative Agent.

  10.2 Change in Control Agreement dated May 8, 2000 between the registrant and Walter R. Young.

  10.3 Change in Control Agreement dated May 8, 2000 between the registrant and Philip C Surles.

  10.4 Change in Control Agreement dated May 8, 2000 between the registrant and M. Mark Cole.

  10.5 Change in Control Agreement dated May 8, 2000 between the registrant and Donald D. Williams.

  10.6 Change in Control Agreement dated May 8, 2000 between the registrant and John J. Collins, Jr.

  10.7 Change in Control Agreement dated May 8, 2000 between the registrant and Richard P. Hevelhorst.

    11  Computation of Per Share Earnings.

    27  Financial Data Schedule.


    (b) On June 16, 2000 the registrant filed a current report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                   By:/s/ JOSEPH H. STEGMAYER
                                      -----------------------------
                                      Joseph H. Stegmayer
                                      Executive Vice President, Chief
                                      Strategic and Financial Officer
                                      (Principal Financial Officer)




                                  And:/s/ RICHARD HEVELHORST
                                      -----------------------------
                                      Richard Hevelhorst
                                      Vice President and Controller
                                      (Principal Accounting Officer)










Dated:  August 11, 2000

Exhibit No.                     Description

  10.1  Fifth Amendment dated June 15, 2000 to the Credit Agreement dated
        May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; Bank One, N.A., as Syndication Agent; Comerica Bank, as Documentation Agent; National City Bank, Harris Trust and Savings Bank, Keybank National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents; and PNC Bank, National Association, as Administrative Agent.

  10.2 Change in Control Agreement dated May 8, 2000 between the registrant and Walter R. Young.

  10.3 Change in Control Agreement dated May 8, 2000 between the registrant and Philip C Surles.

  10.4 Change in Control Agreement dated May 8, 2000 between the registrant and M. Mark Cole.

  10.5 Change in Control Agreement dated May 8, 2000 between the registrant and Donald D. Williams.



  10.6 Change in Control Agreement dated May 8, 2000 between the registrant and John J. Collins, Jr.

  10.7 Change in Control Agreement dated May 8, 2000 between the registrant and Richard P. Hevelhorst.

    11  Computation of Per Share Earnings.

    27  Financial Data Schedule.


    (b) On June 16, 2000 the registrant filed a current report on Form 8-K.