Form 10-Q
period 2000-09-30
CHAMPION ENTERPRISES INC
filed 2000-11-14
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---          THE SECURITIES EXCHANGE ACT OF 1934.


  FOR QUARTER ENDED SEPTEMBER 30, 2000

                                   OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   ---          THE SECURITIES EXCHANGE ACT OF 1934.


  FOR THE TRANSITION PERIOD FROM              TO
                                 ------------    ------------

  Commission file number 1-9751



                       CHAMPION ENTERPRISES, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            MICHIGAN                                   38-2743168
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


2701 Cambridge Court, Suite 300, Auburn Hills, MI          48326
--------------------------------------------------       ----------
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

         47,246,305 shares of the registrant's $1.00 par value Common Stock were outstanding as of November 3, 2000.

                          PART I. FINANCIAL INFORMATION
                           Item 1. Financial Statements

                            CHAMPION ENTERPRISES, INC.
                       Consolidated Statements of Operations
                     (In thousands, except per share amounts)

                                      Three Months Ended           Nine Months Ended
                                    ------------------------    -----------------------
                                    Sept. 30,      Oct. 2,       Sept. 30,     Oct. 2,
                                       2000          1999          2000         1999
                                    ----------    ----------    ----------   ----------
Net sales                           $  452,731    $  631,148    $1,489,424   $1,920,411

Cost of sales                          377,022       529,208     1,239,324    1,583,737
                                    ----------    ----------    ----------   ----------

Gross margin                            75,709       101,940       250,100      336,674

Selling, general and
  administrative expenses               75,420        71,528       223,475      211,454

Loss from independent
  retailer bankruptcy                       --        33,600         5,000       33,600
                                    ----------    ----------    ----------   ----------

Operating income (loss)                    289        (3,188)       21,625       91,620

Interest expense, net                    6,762         6,533        20,575       18,762
                                    ----------    ----------    ----------   ----------

Income (loss) before
  income taxes                          (6,473)       (9,721)        1,050       72,858

Income taxes (benefits)                 (2,500)       (3,800)          900       28,400
                                    ----------    ----------    ----------   ----------

Net income (loss)                   $   (3,973)   $   (5,921)   $      150   $   44,458
                                    ==========    ==========    ==========   ==========


Basic earnings (loss) per share     $    (0.08)   $    (0.12)   $     0.00   $     0.92
                                    ==========    ==========    ==========   ==========

Weighted shares for basic EPS           47,248        48,200        47,250       48,422
                                    ==========    ==========    ==========   ==========


Diluted earnings (loss) per share   $    (0.08)   $    (0.12)   $     0.00   $     0.90
                                    ==========    ==========    ==========   ==========

Weighted shares for diluted EPS         47,315        48,664        47,336       49,245
                                    ==========    ==========    ==========   ==========



See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                        Consolidated Balance Sheets
                  (In thousands, except par value amount)


                                                   Sept. 30,       Jan. 1,
                                                      2000          2000
                                                  -----------    -----------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $    32,035    $    12,847
  Accounts receivable, trade                           69,120         66,636
  Inventories                                         251,968        301,885
  Deferred taxes and other current assets              77,360         72,344
                                                  -----------    -----------
    Total current assets                              430,483        453,712
                                                  -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                324,592        317,769
  Less-accumulated depreciation                       108,823         94,871
                                                  -----------    -----------
                                                      215,769        222,898
                                                  -----------    -----------
GOODWILL
  Cost                                                514,580        511,588
  Less-accumulated amortization                        47,804         37,716
                                                  -----------    -----------
                                                      466,776        473,872
                                                  -----------    -----------

OTHER ASSETS                                           32,135         32,458
                                                  -----------    -----------
     Total assets                                 $ 1,145,163    $ 1,182,940
                                                  ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                              $   129,411    $   170,553
  Accounts payable                                     64,569         42,160
  Accrued dealer discounts                             48,445         54,237
  Accrued warranty obligations                         53,184         55,476
  Accrued compensation and payroll taxes               25,926         26,848
  Other current liabilities                            74,289         79,902
                                                  -----------    -----------
    Total current liabilities                         395,824        429,176
                                                  -----------    -----------

LONG-TERM LIABILITIES
  Long-term debt                                      226,539        224,357
  Deferred portion of purchase price                   39,157         45,200
  Other long-term liabilities                          38,827         39,945
                                                  -----------    -----------
                                                      304,523        309,502
                                                  -----------    -----------
CONTINGENT LIABILITIES (Note 7)

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                --             --
  Common stock, $1 par value, 120,000 shares
    authorized, 47,246 and 47,304 shares issued
    and outstanding, respectively                      47,246         47,304
  Capital in excess of par value                       33,775         33,160
  Retained earnings                                   365,132        364,982
  Accumulated other comprehensive income               (1,337)        (1,184)
                                                  -----------    -----------
    Total shareholders' equity                        444,816        444,262
                                                  -----------    -----------

    Total liabilities and shareholders' equity    $ 1,145,163    $ 1,182,940
                                                  ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                    Consolidated Statements of Cash Flows
                               (In thousands)



                                                            Nine Months Ended
                                                         -----------------------
                                                         Sept. 30,      Oct. 2,
                                                           2000           1999
                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $     150     $  44,458
                                                         ---------     ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                             30,176        27,668
  Increase/decrease, net of acquisitions
    Accounts receivable                                     (2,484)      (54,010)
    Inventories                                             48,225       (24,147)
    Accounts payable                                        22,409        33,140
    Accrued liabilities                                        921       (16,680)
    Net cash charges to independent retailer
     bankruptcy reserve                                    (12,177)       32,489
    Other, net                                              (5,442)       (2,866)
                                                         ---------     ---------
Total adjustments                                           81,628        (4,406)
                                                         ---------     ---------
Net cash provided by operating activities                   81,778        40,052
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                               (10,165)      (83,930)
Additions to property, plant and equipment                 (12,692)      (43,120)
Investments in and advances to
  unconsolidated subsidiaries                               (2,837)       (2,514)
Proceeds on disposal of property, plant and equipment        3,000         1,014
                                                         ---------     ---------
Net cash used for investing activities                     (22,694)     (128,550)
                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes, net                                 --       197,300
Decrease in notes payable to bank, net                          --      (108,000)
Increase (decrease) in floor plan payable, net             (41,142)        1,648
Increase in other long-term debt                             2,081        12,957
Common stock issued, net                                        28         4,338
Common stock repurchased                                      (863)      (18,547)
Tax benefit of stock options exercised                          --         1,000
Deferred financing costs                                        --          (963)
                                                         ---------     ---------
Net cash provided by (used for) financing activities       (39,896)       89,733
                                                         ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   19,188         1,235
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            12,847        23,828
                                                         ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  32,035     $  25,063
                                                         =========     =========

ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                   $  18,959     $  15,540
Cash paid for income taxes                               $   4,148     $  43,500

CASH FLOWS FROM ACQUISITIONS:
Guaranteed purchase price                                $     165     $  76,984
Less:  Cash acquired                                            --       (18,939)
Plus:  Payments of deferred and contingent
        portions of purchase price                          10,000        25,350
Plus:  Acquisition costs                                        --           535
                                                         ---------     ---------
                                                         $  10,165     $  83,930
                                                         =========     =========

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.

                 Notes to Consolidated Financial Statements

1. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. Certain prior period amounts have been reclassified to conform to current period presentation. The balance sheet as of January 1, 2000 was derived from audited financial statements. Accumulated other comprehensive income consists of foreign currency translation adjustments.


2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                             Sept. 30,         Jan. 1,
                                               2000             2000
                                            ---------        ---------
         Manufactured homes                 $ 170,648        $ 225,730
         Raw materials and work-in-process     52,508           59,062
         Other inventory                       28,812           17,093
                                            ---------        ---------
                                            $ 251,968        $ 301,885
                                            =========        =========


3. The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):


                                                  Nine Months Ended
                                             --------------------------
                                             Sept. 30,         Oct. 2,
                                               2000             1999
                                             --------         --------
         Statutory U.S. tax rate             $    400         $ 25,500
         Increase in rate resulting from:
            State taxes                           100            2,300
            Nondeductible goodwill                750              750
            Other                                (350)            (150)
                                             --------         --------
         Total provision                     $    900         $ 28,400
                                             ========         ========

         Effective tax rate                       86%              39%
                                             ========         ========


4. Floor plan payable consists of borrowings from various financial institutions secured by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate plus or minus 1.0%.


5. Long-term debt consists primarily of $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%.

6. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings before interest, taxes, goodwill amortization and general corporate expenses) to consolidated operating income (loss) follow (in thousands):


                                                        Three Months Ended
                                                     -------------------------
                                                      Sept. 30,      Oct. 2,
                                                         2000          1999
                                                      ---------     ----------
         Net sales
           Manufacturing                              $ 362,112     $  492,632
           Retail                                       148,619        211,516
           Less: intercompany                           (58,000)       (73,000)
                                                      ---------     ----------
           Consolidated net sales                     $ 452,731     $  631,148
                                                      =========     ==========

         Operating income
           Manufacturing EBITA                        $  14,731     $   26,253
           Retail EBITA                                  (3,413)        14,015
           General corporate expenses                    (8,107)        (6,393)
           Intercompany profit adjustment                   500             --
           Goodwill amortization                         (3,422)        (3,463)
           Loss from independent retailer
            bankruptcy                                       --        (33,600)
                                                      ---------     ----------
              Consolidated operating income (loss)    $     289     $   (3,188)
                                                      =========     ==========


                                                         Nine Months Ended
                                                     -------------------------
                                                      Sept. 30,     Oct. 2,
                                                         2000         1999
                                                    -----------     ----------
         Net sales
           Manufacturing                            $ 1,199,364     $1,526,746
           Retail                                       483,060        611,665
           Less: intercompany                          (193,000)      (218,000)
                                                    -----------     ----------
           Consolidated net sales                   $ 1,489,424     $1,920,411
                                                    ===========     ==========

         Operating income
           Manufacturing EBITA                      $    47,746     $  111,626
           Retail EBITA                                   6,067         46,610
           General corporate expenses                   (20,860)       (18,385)
           Intercompany profit adjustment                 4,000         (4,400)
           Goodwill amortization                        (10,328)       (10,231)
           Loss from independent retailer
            bankruptcy                                   (5,000)       (33,600)
                                                    -----------     ----------
           Consolidated operating income            $    21,625     $   91,620
                                                    ===========     ==========


         Segment data includes intersegment revenues and corporate office costs that are directly and exclusively incurred for each segment, including the cost of marketing programs that are charged to the manufacturing segment. General corporate expenses include the results of manufactured housing developments.

7. As is customary in the manufactured housing industry, Champion has entered into repurchase agreements with lending institutions that provide wholesale floor plan financing to its independent retailers. Pursuant to these agreements Champion is obligated to repurchase its homes during a limited period after wholesale shipment (generally 12 or 15 months) upon default by the retailer and repossession by the financial institution. The maximum contingent repurchase obligation at September 30, 2000 was $480 million, before any resale value of the homes. This amount compares to $630 million at the beginning of the year and $700 million a year ago. The potential losses on these contingent obligations consist of remarketing costs and unrecoverable discounts on the repurchased homes.

         At September 30, 2000 the Company was contingently obligated for additional purchase price of up to $133 million related to its 1999 and 1998 acquisitions. Management currently believes that payment of $1 million of this contingent purchase price is reasonably possible.

         The Company is contingently obligated for approximately $33 million under letters of credit and $33 million under surety bonds as of September 30, 2000.


8. As of the end of the third quarter, the Company received a waiver of certain of the financial performance covenants for the period from October 1, 2000 through November 15, 2000 under its bank revolving credit agreement. The Company is currently working with its banks to amend the credit facility. In the meantime, the Company expects to receive an extension of the waiver of the financial performance covenants under the bank revolving credit agreement.


9. During the quarter ended September 30, 2000, Champion closed two homebuilding facilities and 29 retail sales centers and recorded $3.2 million of charges for asset impairments and lease termination costs. Also included in the quarter was a $1.5 million charge for asset impairments related to consolidating development operations and a $2.5 million gain from a property insurance settlement. The impairment charges, lease termination costs, and insurance gain are included in selling, general and administrative expenses ("SG&A").

         Year-to-date 2000 includes $4.7 million of asset impairment charges and lease termination costs related to the closing and consolidating of operations. Employee termination benefits totaling $1.7 million were recorded and paid in the quarter ended July 1, 2000 upon the closing of three manufacturing facilities and the termination of substantially all of the approximately 350 employees at these locations. Also included for the nine-month period is $6.9 million of gains from property insurance settlements and a $4.0 million reduction in the reserve for intercompany profit in retail inventory as a result of lower manufacturing profits due to market conditions. The intercompany profit adjustment and employee termination benefits were recorded in cost of sales and the impairment charges, lease termination costs, and insurance gains were recorded in SG&A.

         In the third quarter of 1999, a charge of $33.6 million ($20.5 million after-tax or $0.42 per diluted share) was recorded for the expected losses in connection with the liquidation of repurchased homes upon the bankruptcy of the Company's former largest independent retailer. During the first nine months of 2000, cash charges to this reserve totaled $17.2 million and an additional $5.0 million reserve to liquidate the repurchased inventory was recorded. As of September 30, 2000 substantially all of the 1,850 homes repurchased in 1999 had been liquidated.


10. Substantially all the registrant's subsidiaries are guarantors of indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the aggregate total assets and pretax income of and the Company's net investment in the nonguarantor subsidiaries is not material to the consolidated totals of the Company.

                 Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations

                          CHAMPION ENTERPRISES, INC.

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE AND
                        NINE MONTHS ENDED OCTOBER 2, 1999

CONSOLIDATED
(Dollars in millions)


                                           Three Months Ended
                                          ---------------------
                                           Sept.30,    Oct. 2,     %
                                            2000        1999     Change
                                          ---------   ---------  ------
Net sales
  Manufacturing                           $  362.1    $  492.6    (26%)
  Retail                                     148.6       211.5    (30%)
  Less:  intercompany                        (58.0)      (73.0)
                                          ---------   ---------
Total net sales                           $  452.7    $  631.1    (28%)
                                          =========   =========

Gross margin                              $   75.7    $  101.9    (26%)
SG&A                                          75.4        71.5      5%
Loss from independent
 retailer bankruptcy                             -       (33.6)   100%
                                          ---------   ---------
Operating income (loss)                   $    0.3    $   (3.2)   109%
                                          =========   =========

As a percent of sales
  Gross margin                               16.7%       16.2%
  SG&A                                       16.7%       11.3%
  Operating income before loss from
   independent retailer bankruptcy            0.0%        4.8%
  Operating income (loss)                     0.0%       (0.5%)


                                            Nine Months Ended
                                          ---------------------
                                          Sept. 30,    Oct. 2,      %
                                            2000        1999     Change
                                          ---------   ---------  ------
Net sales
  Manufacturing                           $1,199.4    $1,526.7    (21%)
  Retail                                     483.0       611.7    (21%)
  Less:  intercompany                       (193.0)     (218.0)
                                          ---------   ---------
Total net sales                           $1,489.4    $1,920.4    (22%)
                                          =========   =========

Gross margin                              $  250.1    $  336.7    (26%)
SG&A                                         223.5       211.5      6%
Loss from independent
 retailer bankruptcy                          (5.0)      (33.6)    85%
                                          ---------   ---------
Operating income                          $   21.6    $   91.6    (76%)
                                          =========   =========

As a percent of sales
  Gross margin                               16.8%       17.5%
  SG&A                                       15.0%       11.0%
  Operating income before loss from
   independent retailer bankruptcy            1.8%        6.5%
  Operating income                            1.5%        4.8%

OVERVIEW

Consolidated revenues decreased 28% for the quarter and 22% year-to-date due to reduced wholesale demand as a result of the following industry conditions: tightened consumer credit standards, increased repossessions, higher interest rates, excess number of retailers and excess retail inventory. The tightened consumer credit standards, increased repossessions and higher interest rates have negatively affected retail sales at company-owned stores.

As a percent of sales in the third quarter of 2000, gross margins increased from the year earlier period due to higher material costs in 1999. Gross margins in 2000 were also impacted by the effects of lower volume on manufacturing fixed costs, plant closings, manufacturing incentives to retailers to sell older homes, and costs to reduce inventory and sell older homes at company-owned stores. Selling, general and administrative expenses ("SG&A") rose in 2000 due primarily to marketing programs and Internet initiatives to stimulate retail and wholesale demand. Costs for these programs increased SG&A in 2000 by $6.7 million in the quarter and $18.8 million in the year-to-date period. Third quarter SG&A in 2000 also included $4.0 million of noncash asset impairment charges related to the closing and consolidating of homebuilding facilities, sales centers and development operations. Gains from property insurance settlements totaling $2.5 million and $6.9 million were included in SG&A for the three and nine-month periods, respectively.

Year-to-date 2000 included an additional $5.0 million charge to liquidate inventory repurchased in 1999 upon the bankruptcy of the Company's former largest independent retailer. Third quarter 1999 included a charge of $33.6 million ($20.5 million after-tax or $0.42 per diluted share) related to this bankruptcy.

Due primarily to the factors noted above, for the quarter the registrant recorded a net loss of $4.0 million, or $0.08 per diluted share, compared to a net loss of $5.9 million, or $0.12 per diluted share, in the prior year's third quarter. Year-to-date net income was $150,000, or $0.00 per diluted share, compared to $44.5 million, or $0.90 per diluted share, one year earlier.

MANUFACTURING OPERATIONS


                                          Three Months Ended
                                          --------------------
                                          Sept. 30,   Oct. 2,     %
                                            2000       1999     Change
                                          ---------  ---------  ------
Net sales (in millions)                   $ 362.1    $ 492.6    (26%)
Segment EBITA before loss
 from independent retailer
 bankruptcy (in millions)                 $  14.7    $  26.3    (44%)
Segment EBITA margin                         4.1%       5.3%
Homes sold                                 12,393     17,560    (29%)
Floors sold                                21,682     29,662    (27%)
Multi-section mix                             73%        67%
Average home price                        $29,200    $28,100      4%

                                            Nine Months Ended
                                          --------------------
                                          Sept. 30,   Oct. 2,     %
                                            2000       1999     Change
                                          ---------  ---------  ------
Net sales (in millions)                   $1,199.4   $1,526.7    (21%)
Segment EBITA before loss
 from independent retailer
 bankruptcy (in millions)                 $   47.7   $  111.6    (57%)
Segment EBITA margin                          4.0%       7.3%
Homes sold                                  42,705     55,550    (23%)
Floors sold                                 72,992     93,040    (22%)
Multi-section mix                              69%        66%
Average home price                        $ 28,100   $ 27,500      2%
Manufacturing facilities at period end          55         62    (11%)

Lower sales volume, increased marketing expenses, plant closings, asset impairment charges and gains from property insurance settlements affected manufacturing margins in the three and nine-month periods in 2000. Due to market conditions, the registrant closed two homebuilding facilities and recorded a $1.0 million asset impairment charge during this year's third quarter. Year-to-date margins include property insurance gains totaling $6.9 million.

The registrant's year-to-date wholesale home shipments and floors sold were down 23.1% and 21.5%, respectively, from a year ago. A floor is a section of a home. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors. Of the registrant's total wholesale shipments in 2000, 84% were to independent retailers and 16% were to company-operated sales centers.

According to data reported by the National Conference of States on Building Codes and Standards ("NCSBCS"), U.S. industry wholesale shipments through September 2000 decreased 25.4% in homes and 23.4% in floors from the comparable 1999 period. The registrant's year-to-date third quarter U.S. wholesale shipments of HUD code homes and floors sold decreased 23.3% and 21.8%, respectively, from a year earlier. Based on industry data from NCSBCS, the registrant's U.S. wholesale market share increased to 20.2% for the first nine months of 2000 from 19.7% for the same period one year earlier.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the registrant's unfilled orders for wholesale housing at September 30, 2000 totaled approximately $27 million, compared to $80 million a year ago.

At September 30, 2000 the registrant was operating 55 homebuilding facilities, compared to 62 a year earlier. During 1999 and through the first nine months of 2000, the registrant closed and consolidated 12 manufacturing facilities primarily as a result of market conditions. The registrant may consider other adjustments to manufacturing capacity in response to changes in market conditions and since September 30, 2000 two additional facilities have been consolidated.

RETAIL OPERATIONS

                                           Three Months Ended
                                          --------------------
                                          Sept. 30,    Oct. 2,     %
                                            2000         1999    Change
                                          --------    --------   ------
Net sales (in millions)                   $ 148.6     $ 211.5     (30%)
Segment EBITA (in millions)               $  (3.4)    $  14.0    (124%)
Segment EBITA margin                        (2.3%)       6.6%
New homes sold                              2,776       4,299     (35%)
Pre-owned homes sold                          650       1,037     (37%)
Total homes sold                            3,426       5,336     (36%)
% Champion-produced new homes sold            77%         64%
New multi-section mix                         62%         56%
Average new home price                    $50,200     $46,100       9%


                                           Nine Months Ended
                                          --------------------
                                          Sept. 30,    Oct. 2,      %
                                            2000        1999      Change
                                          ---------   ---------   ------
Net sales (in millions)                   $ 483.0     $ 611.7      (21%)
Segment EBITA (in millions)               $   6.1     $  46.6      (87%)
Segment EBITA margin                         1.3%        7.6%
New homes sold                              9,267      12,475      (26%)
Pre-owned homes sold                        2,269       3,123      (27%)
Total homes sold                           11,536      15,598      (26%)
% Champion-produced new homes sold            71%         62%
New multi-section mix                         60%         55%
Average new home price                    $49,000     $45,700        7%
Average number of new homes in inventory
  per sales center at period end               18          20      (10%)
Sales centers at period end                   270         291       (7%)


Retail sales decreased in 2000 due to the industry's tightened consumer credit standards, increased repossessions and higher interest rates. Based on data reported by Statistical Surveys, Inc., the Company estimates that U.S. industry retail sales for the first eight months of 2000 decreased 16.7% from the comparable 1999 period. At September 30, 2000 Champion's retail sales centers totaled 270 locations in 28 states, compared to 291 locations a year ago and 280 at December 1999. During the fourth quarter of 2000, the registrant expects to close additional sales locations.

Fixed costs on lower sales volume per store and costs to reduce inventories and close under performing locations affected retail margins in 2000. Asset impairment charges and lease termination costs totaling $2.2 million were recorded in this year's third quarter as a result of closing 29 sales locations. Due to market conditions the registrant has been reducing inventories and related carrying costs at company-owned stores.

OTHER MATTERS

Year-to-date 2000 results include a $4.0 million reduction in the reserve for intercompany profit in retail inventory as a result of lower manufacturing profits due to market conditions. Interest expense was higher in 2000 due to amounts outstanding on the registrant's Senior Notes and floor plan payable. Income tax expense in 2000 decreased due to lower pretax income. The effective tax rate was 86% in 2000, compared to 39% in 1999, rising primarily due to the effect of nondeductible goodwill on lower pretax income.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $32 million at September 30, 2000. For the nine months ended September 30, 2000, cash provided by operations was $82 million and earnings before interest, taxes, depreciation and amortization totaled $52 million. Expenditures during 2000 included $13 million for capital improvements and $10 million for contingent purchase price payments. Approximately $41 million of cash was used to reduce the floor plan payable and $0.9 million was used to repurchase 117,000 shares of common stock during the year. These buybacks were pursuant to a Board of Directors authorization for up to 3.0 million shares, of which 1.9 million shares have been repurchased. The stock buyback program was suspended in June 2000.

During 2000, accounts payable increased due to seasonality and year end levels generally being low due to the holidays and vacations. Inventories and floor plan payable declined primarily due to the liquidation of homes repurchased in 1999 upon the bankruptcy of the registrant's former largest independent retailer and to the Company's efforts to reduce inventories throughout its retail organization in response to industry conditions. Accrued dealer discounts decreased due to payments made under annual programs in early 2000 and lower sales volumes, partially offset by a change of many dealer discount programs from quarterly payments to payments upon retail sale.

At quarter end the Company had a $100 million unsecured bank line of credit, which expires in May 2003 and includes letters of credit. There were no bank borrowings outstanding at quarter end and $33 million of letters of credit were outstanding to support insurance obligations and industrial revenue bond financing.

As of the end of the third quarter, the Company received a waiver of certain of the financial performance covenants for the period from October 1, 2000 through November 15, 2000 under its bank line of credit agreement. The Company is currently working with its banks to amend the credit facility. In the meantime, the Company expects to receive an extension of the waiver of the financial performance covenants under the bank revolving credit agreement.

The registrant has $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering were used to reduce bank debt that resulted from acquisitions. At quarter end total debt was 44% of total capital.

During the past year some of the manufactured housing industry floor plan lenders have elected to exit or reduce their participation in the market. Currently, there are four primary national floor plan lenders, which finance a substantial portion of floor plan borrowings of the registrant's owned and independent retailers. The Company finances most of the new home inventory at its company-owned stores through borrowings from floor plan lenders, of which Conseco Finance ("Conseco") is the primary lender. Conseco has made a verbal request of the registrant to reduce its floor plan borrowings with Conseco in order to meet certain of their concentration requirements. As a result of its efforts to diversify its floor plan borrowings, in November 2000, the Company obtained a $20 million floor plan line of credit from Deutsche Bank and continues to review the most effective means to finance inventories from a variety of sources.

The Company enters into repurchase agreements with floor plan lenders that finance Champion-produced homes at independent retailers. At September 30, 2000 the maximum contingent repurchase obligation was approximately $480 million, before any resale value of the homes. This amount compares to $630 million at the beginning of the year and $700 million a year ago. For the first nine months of 2000, Champion repurchased 449 homes from 65 independent retail companies and provided for losses of $3.7 million. For the 12 months ended December 1999, the registrant repurchased 480 homes from 63 independent retail companies and recorded losses of $2.9 million, excluding the loss from the bankruptcy of its former largest independent retailer. Management monitors its contingent repurchase obligation for potential losses, which includes remarketing expenses and unrecoverable discounts. The Company is focusing on encouraging higher retailer inventory turnover by deferring volume rebate payments to retailers until the retail sale of homes and promoting sound retailer business practices to reduce its loss potential.

Total capital expenditures of less than $20 million are expected in 2000, compared to $50 million in 1999. The registrant does not plan to pay cash dividends.

The Company believes that its cash balances, cash flows from operations, anticipated additional availability under its line of credit, and floor plan lending, as currently provided, would be adequate to meet its anticipated financing needs, operating requirements, and capital expenditures in the foreseeable future. The Company is seeking alternative finance sources in order to reduce its floor plan borrowings with Conseco. However, there can be no assurance that the Company will be able to secure additional floor plan borrowings or that credit line borrowings will be available.

               IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. The registrant believes that its accounting practices already comply with the provisions of SAB 101.

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


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The registrant's floor plan borrowings at September 30, 2000 were $129 million and are subject to interest primarily based on the U.S. prime rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $1.3 million, assuming average floor plan borrowings of $129 million.

                         PART II. OTHER INFORMATION


                  Item 6. Exhibits and Reports on Form 8-K

   (a)  The following exhibits are filed as part of this report:

Exhibit No.                     Description
-----------                     -----------

    11  Computation of Per Share Earnings.

    27  Financial Data Schedule.


    (b) On September 18, 2000 the registrant filed a current report on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                  By:  ANTHONY S. CLEBERG
                                      -------------------------
                                      Anthony S. Cleberg
                                      Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)


                                  By: RICHARD HEVELHORST
                                      -------------------------
                                      Richard Hevelhorst
                                      Vice President and Controller
                                      (Principal Accounting Officer)




Dated: November 14, 2000

                                 Exhibit Index
                                 -------------

Exhibit No.                        Description
-----------                        -----------

     11                            Computation of Per Share Earnings.

     27                            Financial Data Schedule.