Form 10-K405
period 2000-12-30
CHAMPION ENTERPRISES INC
filed 2001-03-29
CIK 814068

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2000      Commission File Number 1-9751

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 9, 2001, based on the last sale price of $5.11 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $104,940,759. As of March 9, 2001, the Registrant had 47,544,011 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                    Part of Form 10-K Report
               Document                           into which it is incorporated

Proxy Statement for Annual Shareholders' Meeting
  to be held May 1, 2001 .......................              III

                                     PART I

ITEM 1. BUSINESS.

General

Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, Champion or the Company) primarily produces and sells manufactured homes. As of December 30, 2000, the Company was operating 53 manufacturing plants in 17 states and western Canada and 260 retail locations in 28 states. We had approximately 12,000 employees at year end.

Champion led the U.S. manufactured housing industry in wholesale sales revenues for the last five years and led the industry in the number of wholesale homes sold for the last three years. This leadership determination was based on data obtained from industry members' press releases, filings with the Securities and Exchange Commission (SEC), and data from an annual survey by Manufactured Home Merchandiser (MHM), an industry trade publication. Champion is the third largest retailer of manufactured housing in the U.S. based on the number of retail locations reported by industry members in press releases and SEC filings.

From 1994 to 1999 we significantly expanded our manufactured housing production operations through acquisitions, internal growth and, in 1996, our merger with Redman Industries, Inc.(Redman), a publicly-held company. As a result of this growth, Champion's manufactured housing wholesale revenues increased from less than $300 million in 1993 (excluding Redman sales) to over $2 billion in 1999. During 1998 and 1999 we significantly expanded our retail operations by completing the acquisitions of 15 retail organizations which operated 178 sales centers.

Commencing in mid-1999, the industry's excess retail locations and inventory levels, tightened consumer credit standards, high consumer repossession levels, higher interest rates and other factors affected our results as discussed in
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Based on data reported by the National Conference of States on Building Codes and Standards (NCSBCS), industry wholesale shipments of homes in 2000 declined 28% from 1999 levels. Based on data reported by Statistical Surveys, Inc., 2000 industry retail sales of homes were an estimated 19% lower than 1999 sales. As a result of this industry downturn, during 2000 we idled seven manufacturing facilities and closed 62 retail sales centers. During the first quarter of 2001, we closed two more manufacturing facilities and 30 additional retail sales centers. Since mid-1999 we have closed 17 homebuilding facilities, two of which have been sold.

The industry's U.S. wholesale shipments in 2001 could continue to suffer from the factors previously noted. Champion's wholesale and retail sales and margins are expected to be impacted until industry consumer financing is more readily available, consumer repossessions return to normal levels, and retail sales of new homes increase. We are focusing on improving retailer inventory turnover, rewarding retailers for retail selling of homes purchased, and promoting retailer sound business practices. We continually review our manufacturing capacity and the number and locations of our Company-operated retail sales centers and will make further adjustments, consolidations and closures, if necessary.

Recent Growth

From 1994 to 1999 we acquired eight manufactured housing companies including:
Dutch Housing, Inc. in Michigan and Indiana in 1994; Chandeleur Homes, Inc. in Alabama, Crest Ridge Homes, Inc. in Texas and New Horizon Manufactured Homes, Ltd. in Alberta, Canada in 1995; Grand Manor, Inc. in Georgia and Homes of Legend, Inc. in Alabama in 1996; Fleming County Industries, Inc. in Kentucky in 1998; and Homes of Merit, Inc. in Florida in 1999. In addition, from 1996 through 1999 the Company opened 17 new production facilities.

In 1998 and 1999 we acquired 15 retail organizations. Among those acquired were Southern Showcase Housing, Inc. and Accent Homes, Inc., both headquartered in

North Carolina; Advantage Homes, Inc. in California; Iseman Homes, Inc. headquartered in South Dakota; Manufactured Home Buyers Group, A-1 Homes, and Heartland Homes in Texas; Homes America Group headquartered in Nevada; Manufactured Housing of Louisiana; Tom Terry Enterprises, Inc. in Nevada; Oklahoma Lifestyle; Trading Post Mobile Homes, Inc. in Kentucky; and Care Free Homes, Inc. based in Utah.

In 2000 we formed a new division, Genesis Homes (Genesis), to develop homes and marketing programs to attract small to medium-sized builders and developers. Genesis produces modular and manufactured housing in 12 of Champion's existing homebuilding facilities, which provides nationwide market presence. Champion sold approximately 2,000 homes through 200 local builders and developers in 2000, which accounted for an estimated 7% of our wholesale revenues.

In 1999 we formed Champion Development Corp. (CDC) to make minority interest investments in manufactured housing developments. CDC formed a joint venture with Sun Communities, Inc., a publicly-held real estate investment trust. As of December 2000, CDC had investments in 16 properties in seven states. Certain Company-owned retailers also have interests in various community developments.

We formed HomePride Finance Corp. (HomePride) in 1999 to establish relationships with major lending institutions in order to offer special consumer lending programs to Champion-owned and key independent retailers. HomePride facilitates the provision of consumer credit and competitive interest rates to these retailers by consolidating significant loan origination volume. HomePride also helps Genesis builders and developers obtain financing.

During 2000 we entered into an agreement with Homestore.com(TM), the leading home and real estate network for consumers and real estate professionals on the Internet, through which Homestore.com will provide a full range of web based on-line marketing and services to Champion-owned retailers and independent retailers who are members of our Champion Home Centers distribution network.

Segment Information

Financial information about the Company's manufacturing and retail segments is included in Note 11 of Notes to Consolidated Financial Statements. Our foreign operations consist of two manufacturing facilities in Canada. During each of the last three years these Canadian operations accounted for less than 5% of our manufacturing segment total sales, identifiable assets and earnings before interest, taxes and goodwill amortization.

Products

Most of the manufactured homes that we produce are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (HUD code homes). Approximately 96% of the homes we produced in 2000 were HUD code homes. The remaining 4% of homes we produced were manufactured in Canada or were modular homes. Homes produced in Canada are constructed in accordance with applicable Canadian building standards. Modular homes are designed to meet local building codes.

Champion produces a broad range of single-section and multi-section homes under various trade names and brand names and in a variety of floor plans and price ranges. The homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, dining room, kitchen, and two full bathrooms. In 2000 we produced and sold 52,442 homes, of which 71% were multi-section compared to 66% in 1999. According to NCSBCS data, the industry's U.S. multi-section mix was 70% in 2000, compared to 65% in 1999.

During 2000 our average wholesale home price was $28,500, excluding delivery, and wholesale prices ranged from $10,000 to over $100,000. Retail sales prices of the homes, without land, generally range from $15,000 to over $150,000, depending upon size, floor plan, features and options. During 2000 the average new home retail selling price was $49,600 for homes sold by Company-operated retail sales centers.

The chief components and products used in manufactured housing are generally the same kind and quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and the Company is not dependent upon any particular supplier. Prices of certain materials such as lumber, insulation, and drywall can fluctuate significantly due to changes in demand and supply. The industry and the Company generally have been able to pass higher material costs on to the consumer in the form of surcharges and base price increases. It is not certain, however, that any future price increases can be passed on to the consumer without affecting demand.

The completed home has carpeting, cabinets, appliances, wall coverings, window treatments, and electrical, heating and plumbing systems. Optional factory installed features include fireplaces and skylights. Upon completion and factory sale of the home, it is transported to a retail sales center or directly to the consumer's home site. In connection with the retail sale of the home to the consumer, the home is transported to the home site, placed on a foundation and readied by the retailer for occupancy. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site.

Production

Our manufactured homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. The homes are manufactured in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each home is assembled in stages beginning with the construction of the chassis, then adding other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the elements of weather, and quantity discounts resulting from increased purchasing power enables the Company to produce homes in one to two days at substantially less cost than conventional site-built housing. According to 1999 data reported by the U.S. Department of Commerce (USDOC), manufactured housing costs approximately $29.46 per square foot, compared to $68.80 per square foot for site-built housing.

The production schedules of our manufacturing facilities are based upon wholesale buyer (retailer) orders which fluctuate from week to week, are subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes or for customer specified orders. Before scheduling homes for production, orders and availability of financing are confirmed with the retailer and floor plan lender. Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates. As of the end of December 2000, unfilled orders for wholesale housing totaled an estimated $15 million, compared to $49 million a year earlier. Although manufactured homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada.

We produce homes to fill existing wholesale and retail orders and, therefore, generally our manufacturing plants do not carry finished goods inventories except for homes awaiting delivery. Typically a one to three weeks' supply of raw materials is maintained.

Charges to transport manufactured homes increase with the distance from the factory to the retailer and home site. As a result, most of the retail stores for a manufacturer's homes are located within a 250 to 500 mile radius of its manufacturing plants.

Independent Retailers

During 2000, 84% of our wholesale shipments were to independent retail locations throughout the U.S. and western Canada, including more than 1,000 locations that have joined either the Alliance of Champions or Champion Home Centers retail distribution networks. In 2000 we built on the success of our Alliance of Champions program, and expanded our Champion Home Center (CHC) branding. CHC retailers are required to stock 80% of their inventory with Champion-built homes, identify their stores with CHC retail signs and maintain specified consumer satisfaction standards.

We continually seek to increase sales at our existing independent retailers by improving throughput of our homes, as well as by finding new independent retailers to carry our homes. During 1998 we commenced our Alliance of Champions marketing program for selected Champion independent retailers with a record of success and a commitment to grow. The Alliance program was introduced to help assure the continued growth of well managed, independent retailers of our homes. The program assures supply of a broad range of quality products from Champion's manufacturing facilities and provides training in sales, management and home installation, as well as enhanced marketing programs.

As is common in the industry, our independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2000, no single independent retailer or distributor accounted for more than 10% of our manufacturing sales. The majority of independent retailer home purchases are financed by lending institutions on a floor plan basis secured by a lien on such homes. A manufacturing facility generally receives payment from the lending institution 7 to 15 days after a home is sold to an independent retailer. In accordance with trade practice, the Company enters into various repurchase agreements with the lending institutions providing retailer financing, as is more fully described in Note 1 of Notes to Consolidated Financial Statements.

Company-Operated Retail Sales Centers

We had 260 retail locations in 28 states as of December 30, 2000, compared to 280 sales locations a year earlier. During the first quarter of 2001, 30 of these retail sales centers were closed due to market conditions. Our retail sales in 2000 totaled $607 million, down from $787 million in 1999. Purchases by Company-owned retailers accounted for 16% of wholesale home shipments made by our manufacturing operations in 2000. Of the total new homes sold by Company-owned retailers in 2000, 73% were Champion-produced compared to 62% in 1999. Each of our Company-owned retailers does business autonomously under its own name and carries and sells homes based on availability from suppliers and marketability for their local area.

Each of our Company-operated retail sales centers has a sales office, which is generally a factory-built home, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Many sales centers also sell pre-owned homes that are obtained through trade-ins or repossessed homes sold on a consignment basis for consumer finance companies. At December 2000 Company-owned sales centers had an average inventory of 18 new homes per location, down from 20 a year earlier. Company-owned retailers generally finance their inventories of homes under floor plan financing arrangements similar to those discussed above under "Independent Retailers".

Our Company-operated sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four commissioned salespersons. Our Company-owned retailers use radio and television advertising in areas where they have a concentration of sales centers. Most retail customers finance the purchase of their home through a lending institution. The sales center often assists in arranging financing and insurance on the home, for which a fee is received. The sales centers may also sell additional accessories in connection with the sale of the home, such as central air conditioning, decks, skirting and additional appliances. Retailers also often arrange for necessary permits and utility connections.

Market

Manufactured housing competes in suburban and rural areas with other forms of new low-cost housing such as site-built housing, prefabricated and modular homes, condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by NCSBCS and the USDOC, for the past five years manufactured housing wholesale shipments accounted for an estimated 22% of all new single-family housing starts and 28% of all new single-family homes sold. Industry wholesale shipments of manufactured housing decreased 28% in 2000 to 250,550 homes, according to data reported by NCSBCS. Data reported by Statistical Surveys, Inc. indicates that industry retail home sales in 2000 were down 19% from 1999 levels to an estimated 278,000 new homes.

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

We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and married couples, as well as elderly or retired persons. The comparatively low cost of fully or partially furnished housing attracts these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes make up a significant portion of the demand for new manufactured housing.

We believe that a much larger market may exist, including apartment dwellers and persons who have traditionally purchased low-priced site-built homes. Our Genesis operations target this market. In the past, a number of factors have restricted demand for manufactured housing, including less-favorable financing terms for manufactured housing compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these negative factors have lessened considerably in recent years with improved quality and appearance of manufactured housing.

Competition

The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, depth of field inventory, promotion, merchandising and the terms of retailer and retail customer financing. Capital requirements for entry into the manufactured housing industry are relatively low.

According to NCSBCS, in December 2000 there were approximately 70 producers of manufactured homes in the U.S. We estimate that these producers were operating approximately 250 production facilities. This total compares to 300 plants a year ago and 216 plants in 1991. In 1999 the top five companies had combined market share of approximately 62%, according to data from a survey by MHM. Based on industry data reported by NCSBCS, in 2000 the Company's U.S. wholesale market share of HUD code homes sold was 20.1%, up from 19.9% in 1999.

We believe there are an estimated 7,000 industry retail locations throughout the U.S. We sell our homes through our Company-owned sales centers and our independent retailers, which include more than 1,000 locations that have joined either the Alliance of Champions or Champion Home Centers retail distribution networks.

Forward Looking Statements

Certain statements contained in this Report, including our plans and beliefs regarding goals, ability to implement retail and manufacturing strategies and the affect of those strategies, availability of liquidity and financing, new market initiatives and strategies, anticipated capital expenditures, outlook for the manufactured housing industry in particular and the economy in general, characterization of and our ability to control our contingent liabilities, demographic trends, and our ability to maintain supply and distribution networks could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on the Company's estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. The Company does not undertake to update its forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect the Company's operating results.

GENERAL INDUSTRY CONDITIONS - THE CURRENT DOWNTURN IN THE MANUFACTURED HOUSING INDUSTRY HAS ADVERSELY AFFECTED OUR OPERATING RESULTS. IF THE CURRENT DOWNTURN DOES NOT IMPROVE, OUR SALES COULD DECLINE AND WE MAY SUFFER FURTHER LOSSES.

The manufactured housing industry has experienced declining sales since mid-1999 as a result of excess retail locations and inventory levels, tightened consumer credit standards, high consumer repossession levels, higher interest rates and other factors, which may take another year or longer to normalize. Based on reports published by NCSBCS, during 2000 industry wholesale shipments of manufactured housing decreased 28%. According to data reported by Statistical Surveys, Inc., during 2000 industry retail sales of new homes declined an estimated 19%. In addition, we estimate approximately 2,500 retail locations, or about 25% of the total industry, and 85 manufacturing facilities, or 25% of industry manufacturing facilities, have closed since mid-1999. As a result, in 2000 we reported a pretax loss of $30.6 million, excluding goodwill impairment charges. We also performed an analysis of the recoverability of goodwill. The assessment was performed using lower volume and growth assumptions than previously assumed due to the continued downturn in the industry and lowered future expectations. The recoverability analysis resulted in the recording of pretax goodwill impairment charges of $189.7 million primarily related to our prior retail acquisitions. If the current downturn in the industry does not improve, our sales could decline and we may suffer further losses.

INTEREST RATES; THIRD-PARTY FINANCING - TIGHTENED CREDIT STANDARDS AND INCREASED INTEREST RATES AMONG WHOLESALE AND RETAIL HOME LENDERS HAVE REDUCED OUR SALES. IF SUCH WHOLESALE AND RETAIL FINANCING WERE TO BECOME FURTHER CURTAILED OR UNAVAILABLE, WE MAY EXPERIENCE FURTHER SALES DECLINES.

Champion-owned and independent retailers and the consumers who buy our homes typically secure wholesale and retail financing, respectively, from third-party lenders. The availability, terms and costs of both wholesale and retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than will a consumer seeking to finance the purchase of land and the home. Manufactured home retail financing is at times more difficult to obtain than financing for site-built homes. In particular, since 1999, retail lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which in turn has reduced our sales. Further, lenders to our independent retailers have increased their underwriting standards recently, which may impair the ability of our retailers to finance the purchase of homes from us. If either consumer or retailer financing were to become further curtailed or unavailable, we may experience further sales declines.

ZONING - IF THE MANUFACTURED HOME INDUSTRY IS UNABLE TO GAIN WIDESPREAD ACCEPTANCE OR SECURE FAVORABLE LOCAL ZONING ORDINANCES, OUR SALES COULD DECLINE AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

Limitations on the number of sites available for placement of manufactured homes or on the operation of manufactured housing communities could negatively affect the demand for manufactured homes and our sales. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to gain widespread acceptance or secure favorable local zoning ordinances, our sales could decline and our business, results of operations and financial condition could be materially adversely affected.

FLUCTUATIONS IN OPERATING RESULTS - THE CYCLICAL AND SEASONAL NATURE OF THE HOUSING MARKET CAUSES OUR REVENUES AND OPERATING RESULTS TO FLUCTUATE. WE EXPECT THIS FLUCTUATION TO CONTINUE IN THE FUTURE, WHICH COULD RESULT IN OPERATING LOSSES DURING PERIODS OF CYCLICAL DOWNTURNS IN THE HOUSING MARKET.

The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

     -    consumer confidence;

     -    interest rates;

     -    availability of financing for homebuyers and retailers;

     -    regional population and employment trends;

     -    housing demand; and

     -    general economic conditions, including inflation and recessions.

These factors have in the past, and in the future may, negatively impact our business. In addition to these factors, the housing industry is affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of economic, demographic and seasonal trends, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. We may experience operating losses during periods of cyclical downturns in the housing market.

COMPETITION - THE MANUFACTURED HOUSING INDUSTRY IS VERY COMPETITIVE. IF WE ARE UNABLE TO EFFECTIVELY ADDRESS THIS COMPETITION, OUR GROWTH COULD BE LIMITED AND OUR SALES COULD DECLINE.

The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, and depth of retail inventory. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have their own retail distribution systems. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Since barriers to entry for manufactured housing retailers are very low, we believe that it is easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built, prefabricated and modular homes, apartments, townhouses and condominiums. If we are unable to effectively address this competition our retail sales and wholesale shipments could be reduced. As a result, our growth could be limited and our sales could decline.

CERTAIN ELEMENTS OF OUR BUSINESS STRATEGY MAY NOT SUCCEED - OUR BUSINESS STRATEGY MAY NOT ADEQUATELY ADDRESS THE ISSUES CURRENTLY FACING OUR COMPANY AND THE

MANUFACTURED HOUSING INDUSTRY OR CORRECTLY IDENTIFY FUTURE TRENDS IN THE INDUSTRY. ANY FAILURE OF OUR BUSINESS STRATEGY COULD CAUSE OUR SALES TO DECLINE.

During 1999 and 2000, retail sales and wholesale shipments of new manufactured homes decreased as a result of excess retail locations and inventory levels, tightened consumer credit standards, high consumer repossession levels, higher interest rates and other factors. As a result, our operating results have been adversely affected and we have closed a significant number of manufacturing facilities and retail sales centers. We are implementing a strategy designed to address these issues. This strategy may not be successful because the reasons for the decline in demand or future trends in the industry may not be correctly identified, and our operating results may not improve. For example, our modified sales rebate programs and retailer training programs may be unsuccessful in increasing the frequency of inventory turnover and reducing excess inventories and our corresponding contingent repurchase obligation. In addition, factors beyond our control, such as increased competition, reductions in consumer demand or an economic downturn, may offset any improved operating results that are attributable to our strategy. Any failure of our business strategy could cause our sales to decline.

DEPENDENCE UPON INDEPENDENT RETAILERS - IF WE ARE UNABLE TO ESTABLISH OR MAINTAIN RELATIONSHIPS WITH SOLVENT INDEPENDENT RETAILERS WHO SELL OUR HOMES, OUR SALES COULD DECLINE.

During 2000, 84% of our wholesale shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors' homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.

EFFECT ON LIQUIDITY - CURRENT INDUSTRY CONDITIONS AND OUR RECENT OPERATING RESULTS HAVE LIMITED OUR SOURCES OF CAPITAL. IF THIS SITUATION DOES NOT IMPROVE AND IF WE NEED TO LOCATE ALTERNATIVE SOURCES OF CAPITAL, BUT ARE UNABLE TO DO SO, WE MAY NOT BE ABLE TO EXPAND OUR BUSINESS, AND WE MAY NEED TO LIMIT OUR OPERATIONS.

We depend on our cash balances, cash flows from operations, our bank line of credit facility and floor plan facilities to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry together with our recent operating results have limited availability under our bank line of credit facility and decreased sources for floor plan financing.

During 2000, our bank credit facility was changed from a $200 million unsecured facility to a $75 million secured facility. Availability under the facility is limited to a borrowing base calculated based on qualifying accounts receivable and inventories as defined in the facility. At the end of February 2001, the calculated borrowing base was $63 million and there were $33 million of letters of credit and $15 million of borrowings outstanding under the facility. As a result, remaining borrowing availability at February 2001 month end was $15 million.

During the past two years some of the manufactured housing industry floor plan lenders have elected to exit or reduce their participation in the market. We currently finance most of the new home inventory at Champion-owned stores through borrowings from Conseco Finance. In July 2000, Conseco Finance made a verbal request that we reduce our floor plan borrowings with them in order to meet certain of its concentration requirements. Since receiving this request, we have reduced our total floor plan borrowings with Conseco Finance from over $121 million in July 2000 to $81 million at March 23, 2001. Conseco Finance has recently requested that we continue to reduce our floor plan borrowings with them to $60 million by June 30, 2001 and to $40 million by September 30, 2001. In an effort to meet this request we are reducing retail inventory, obtaining alternate floor plan financing and seeking additional finance sources. If the availability under our floor plan borrowings or credit line facility or cash flow from operations is insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business, and we may need to limit our operations.

CONTINGENT LIABILITIES - WE HAVE, AND WILL CONTINUE TO HAVE, SIGNIFICANT CONTINGENT REPURCHASE OBLIGATIONS, SOME OF WHICH MAY BECOME ACTUAL OBLIGATIONS THAT NEED TO BE PAID OR FINANCED.

As is customary for retailers throughout the manufactured housing industry, most of our independent retailers finance their wholesale purchases of homes through floor plan arrangements under which a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, we are obligated, for a period of 12 months to 15 months from the date of the sale, upon default by the retailer and repossession of the home by the financial institution, to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. Our maximum potential repurchase obligation at December 30, 2000 was $430 million, exclusive of any resale value of the homes, compared to $630 million a year earlier. During 2000, we paid $19.1 million and incurred losses of $6.0 million under repurchase agreements related to 660 homes resulting from defaults by 86 independent retail companies. We may be required to honor some or all of our repurchase obligations in the future and we may suffer additional losses with respect to, and as a consequence of, these repurchase agreements.

SIGNIFICANT LEVERAGE - OUR SIGNIFICANT DEBT COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR DEBT OBLIGATIONS. IF WE ARE UNABLE TO PAY OUR DEBT OBLIGATIONS WHEN DUE, WE COULD BE IN DEFAULT UNDER OUR DEBT AGREEMENTS AND OUR LENDERS COULD ACCELERATE OUR DEBT OR TAKE OTHER ACTIONS WHICH COULD RESTRICT OUR OPERATIONS.

We have a significant amount of debt, which at the end of February, 2001, consisted of long-term debt of $226 million and floor plan payables of $108 million. We also had contingent debt obligations with respect to $33 million of letters of credit and $45 million of surety bonds. This indebtedness could have important consequences on the Company. For example, it could:

     - limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, surety bonds or other requirements;

     - require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness and reduce our ability to use our cash flows for other purposes;

     - limit our flexibility in planning for, or reacting to, changes in our business and the manufactured housing industry;

     - place us at a competitive disadvantage because we have more indebtedness than some of our competitors; and

     - make us more vulnerable in the event of a continued downturn in our business or in general economic conditions.

In addition, our future cash flows may be insufficient to meet our debt obligations. The factors that affect our ability to generate cash can also affect our ability to raise additional funds to meet our debt service and other obligations through the sale of equity securities, the refinancing of debt, or the sale of assets. Our business may not generate sufficient cash flows from operations and borrowings may not be available to us under our revolving credit facility in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. Borrowings under our revolving credit facility and floor plan facilities bear interest at floating rates so increases in the prevailing interest rates may also affect our ability to meet our debt service obligations.

We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt, including our revolving credit facility, on commercially reasonable terms or at all. If we are unable to refinance our debt obligations, we could be in default under our debt agreements, and our lenders could accelerate our debt or take other actions which could restrict our operations.

RESTRICTIVE COVENANTS - THE TERMS OF OUR DEBT PLACE RESTRICTIONS ON US AND OUR SUBSIDIARIES, REDUCING OPERATIONAL FLEXIBILITY.

The documents governing the terms of certain of our indebtedness contain covenants that place restrictions on us and our subsidiaries. Our bank credit facility and certain floor plan facilities include covenants that restrict our and our subsidiaries' ability to, among other things:

     - incur capital expenditures, including payments under capitalized leases, in each fiscal year;

     -    incur additional indebtedness, guarantees, leases and liens;

     -    use proceeds from the sale of certain assets;

     -    make advances, investments and loans;

     - pay dividends, repurchase our common stock or make other distributions on our common stock;

     -    enter into transactions with affiliates;

     -    enter into joint ventures;

     -    merge with, consolidate into or acquire other companies;

     -    make changes to our business; and

     -    make changes in our management.

Our credit facilities include financial performance covenants that require the Company to maintain specified levels of earnings and net worth.

If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity. If this debt were to accelerate, our assets might not be sufficient to repay our debt in full.

DEPENDENCE UPON WALTER R. YOUNG AND OTHER KEY PERSONNEL - THE LOSS OF ANY OF OUR EXECUTIVE OFFICERS COULD REDUCE OUR ABILITY TO ACHIEVE OUR BUSINESS PLAN AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

We depend on the continued services and performance of our executive officers, including our Chairman, President and Chief Executive Officer, Walter R. Young. If we lose the service of Mr. Young or any of our executive officers, it could reduce our ability to achieve our business plan and could have a material adverse effect on our business and operating results.

Executive Officers of the Company

The executive officers of the Company, their ages, and the position or office held by each, are as follows:

       Name                    Age             Position or Office
       ----                    ---             ------------------
Walter R. Young                56      Chairman of the Board of Directors,
                                        President and Chief Executive Officer

Anthony S. Cleberg             48      Executive Vice President and Chief
                                        Financial Officer

Philip C. Surles               59      Chief Operating Officer

M. Mark Cole                   39      President, Retail Operations

Donald D. Williams             56      Chief Marketing and Information Officer

John J. Collins, Jr.           49      Senior Vice President, General Counsel
                                        and Secretary

Richard P. Hevelhorst          53      Vice President and Controller

The executive officers serve at the pleasure of the Company's Board of Directors except for Mr. Young, who is currently serving in accordance with the terms of a Letter Agreement dated April 27, 1990, as amended. The Letter Agreement terminates on April 30, 2004 unless terminated earlier pursuant to the agreement. Mr. Young joined Champion in 1990 as President and Chief Executive Officer and was elected Chairman of the Board in 1992.

In 2000 Mr. Cleberg joined Champion from Washington Group International, a publicly-held engineering and construction firm, where for the previous three years he was the Executive Vice President and Chief Financial Officer. Previous to Washington Group International, he worked for Honeywell Inc. for 15 years in various senior financial positions, leaving as Corporate Vice President, Business Development.

Mr. Surles joined Champion upon the October 1996 merger with Redman Industries, Inc., a leading manufactured housing company. Prior to his appointment to Chief Operating Officer in May 1997, he served as the Company's President, Southwestern Region and in various executive capacities with Redman for 20 years.

Mr. Cole joined Champion in 1998 upon the acquisition of Southern Showcase Housing, Inc., a manufactured housing retailer, where he was President for eight years. He was promoted to Champion's President, Retail Operations in September 1998.

Prior to joining Champion as Chief Marketing Officer in March 1999, Mr. Williams was employed by Young & Rubicam Brazil, an advertising agency, where he was Executive Vice President and Account Managing Director since 1989. In January 2001 he was promoted to Chief Marketing and Information Officer.

Mr. Collins joined the Company in 1997 as Vice President, General Counsel and Secretary. For the previous five years, he was Principal and Managing Director of Miller, Canfield, Paddock and Stone PLC, a law firm which provided legal services to the Company for the past four years, and was the Resident Director of one of its offices. Mr. Collins was promoted to Senior Vice President, General Counsel and Secretary in April 2000.

Mr. Hevelhorst joined Champion in 1995 as Controller and was promoted to the position of Vice President and Controller in 1999.

ITEM 2. PROPERTIES.

All of our manufacturing facilities are one story with concrete floors and wood and steel superstructures and generally range from 80,000 to 150,000 square feet. We own all of our manufacturing facilities except for six housing facilities which are leased, four of which are under capital leases. Substantially all of the machinery and equipment used in our manufacturing facilities is owned. We believe our plant facilities are generally well maintained and provide ample capacity to meet expected demand.

The following table sets forth certain information as of December 30, 2000 with respect to our homebuilding facilities, all of which are assembly-line operations.

         United States
         -------------
         Alabama             Guin
                             Boaz (4 plants)
         Arizona             Chandler (2 plants)*
         California          Corona*
                             Lindsay
                             Woodland*
         Colorado            Berthoud
         Florida             Bartow (3 plants)*
                             Lake City (3 plants)*
                             Plant City
         Georgia             Thomasville
                             Richland
         Idaho               Weiser
         Indiana             LaGrange (4 plants)
                             Ridgeville
                             Topeka (4 plants)
         Kentucky            Flemingsburg
         Michigan            White Pigeon (2 plants)
         Nebraska            Central City
                             York (2 plants)**
         New York            Sangerfield*
         North Carolina      Lillington (2 plants)**
                             Pembroke
                             Sanford
         Oregon              Silverton
                             Woodburn
         Pennsylvania        Claysburg
                             Ephrata
         Tennessee           Henry
         Texas               Athens (2 plants)
                             Breckenridge
                             Burleson (2 plants)

         Canada
         ------
         Alberta             Medicine Hat
         British Columbia    Penticton



In addition, the Company owns 12 idled manufacturing facilities in seven states at December 30, 2000.

*  Includes one leased facility.
** A facility at each location was closed in the first quarter of 2001.

Our Company-operated retail sales centers generally range in size from one and one-half acre to four acres, although some locations are up to ten acres. The following table sets forth the 260 Company-operated retail locations by state as of December 30, 2000:

                          Number of                                                       Number of
                            Retail                                                          Retail
State                     Locations                         State                         Locations
-----                     ---------                         -----                         ---------
Arizona                       9                             New Mexico                        1
California                    4                             North Carolina                   29
Colorado                      2                             North Dakota                      1
Georgia                       2                             Ohio                              1
Idaho                        11                             Oklahoma                          7
Indiana                       5                             Oregon                           12
Iowa                          2                             South Carolina                   24
Kansas                        5                             South Dakota                      4
Kentucky                     19                             Tennessee                         8
Louisiana                     6                             Texas                            64
Mississippi                   4                             Utah                             10
Missouri                      1                             Virginia                          6
Nebraska                      2                             Washington                       10
Nevada                        8                             Wyoming                           3


   30 of these retail locations were closed during the first quarter of 2001.

Most of our Company-operated retail locations are leased, with aggregate lease payments totaling approximately $12 million in 2000. Sales center lease terms generally range from monthly to five years. Our executive offices, which are located in Auburn Hills, Michigan, and other miscellaneous offices and properties are also leased.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of business, the Company is involved in routine litigation incidental to its business. This litigation arises principally from the sale of our products and in various governmental agency proceedings arising from occupational safety and health, wage and hour, and similar employment and workplace regulations. In the opinion of management, none of such matters presently pending are material to Champion's overall financial position or results of operations.

On August 26, 1999, a putative shareholder class action suit entitled Joel Miller v. Champion Enterprises, Inc. was filed against the Company and Walter R. Young in the U.S. District Court for the Eastern District of Michigan. The complaint seeks unspecified damages and costs for alleged violations of federal securities laws. The plaintiff generally alleges, among other things, that the Company made false and misleading statements and omitted other information regarding the financial condition of Ted Parker Homes Sales, Inc. (Ted Parker), our former largest independent retailer, and the potential impact on Champion of Ted Parker becoming insolvent. There are similar actions that have been filed and are being consolidated with the Joel Miller action. We are vigorously defending against these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of Champion's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR CHAMPION'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(a) Champion's common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. Quarterly stock prices were as follows:

                                                  HIGH           LOW
                                                  ----           ---
2000
----

1st Quarter                                     $ 8.4375       $ 5.3125
2nd Quarter                                         7.75           4.00
3rd Quarter                                        6.625          4.125
4th Quarter                                       4.1875         2.3125


1999
----

1st Quarter                                       27.375          18.50
2nd Quarter                                      21.6875         18.125
3rd Quarter                                       18.875         8.1875
4th Quarter                                     $  10.25       $  7.875


(b) There were approximately 6,000 shareholders of record and 8,000 beneficial holders on March 9, 2001.

(c) Champion has not paid cash dividends during the past three fiscal years. Consistent with our plan to improve shareholder value through investments in our businesses, the Company does not plan to pay cash dividends in the near term.

ITEM 6. SELECTED FINANCIAL INFORMATION
NINE-YEAR HIGHLIGHTS (UNAUDITED)
(Dollars and weighted shares in thousands, except per share amounts)

                        2000        1999        1998          1997        1996        1995          1994      1993      1992

OPERATIONS
Net sales
  Manufacturing       $1,564,026  $2,068,627   $1,986,317  $1,733,162  $1,645,024    $1,410,890  $1,138,027  $759,544   $616,686
  Retail                 606,708     787,011      561,659      60,624      33,202        27,200      34,702    30,661     27,241
  Less: intercompany    (249,000)   (291,000)    (215,000)    (39,300)    (23,800)      (19,800)    (23,600)  (21,900)   (19,800)
  Net sales            1,921,734   2,564,638    2,332,976   1,754,486   1,654,426     1,418,290   1,149,129   768,305    624,127

Cost of sales          1,619,903   2,164,868**  1,931,397   1,503,028   1,410,397     1,214,217     990,905   664,861    545,507
Gross margin             301,831     399,770      401,579     251,458     244,029       204,073     158,224   103,444     78,620
Selling, general and
  administrative
  expenses (SG&A)        305,286     292,188**    231,295     135,028     130,629       112,396      89,289    74,732     62,617
Nonrecurring charges     189,700*         --           --          --      22,000***         --       2,700       572      1,308

Operating income
  (loss)                (193,155)    107,582      170,284     116,430      91,400        91,677      66,235    28,140     14,695

Net interest
  income (expense)       (27,177)    (25,540)     (13,486)        941         525           298         673    (1,770)    (4,985)

Pretax income (loss)-
  continuing
  operations            (220,332)     82,042      156,798     117,371      91,925        91,975      66,908    26,370      9,710

Income (loss)-
  continuing
  operations            (147,332)*    50,042       94,198      70,771      52,225***     54,475      43,808    18,470      7,137
Income (loss)-
  discontinued
  operations                  --          --           --       4,500       1,361         1,810       3,230    (3,750)    (3,847)
Extraordinary gain
  (loss)                      --          --           --          --          --            --          --    (1,753)       420
Net income (loss)      ($147,332)    $50,042      $94,198     $75,271     $53,586       $56,285     $47,038   $12,967     $3,710

Diluted earnings
  (loss) per share
Income (loss)-
  continuing
  operations              ($3.12)*     $1.02        $1.91       $1.45       $1.06***      $1.10       $0.90     $0.43      $0.19
Income (loss)-
  discontinued
  operations                  --          --           --        0.09        0.03          0.04        0.06     (0.09)     (0.10)
Extraordinary gain
  (loss)                      --          --           --          --          --            --          --     (0.04)      0.01
Net income (loss)         ($3.12)      $1.02        $1.91       $1.54       $1.09         $1.14       $0.96     $0.30      $0.10

Diluted weighted
  shares outstanding      47,252      48,889       49,284      48,875      49,327        49,389      48,900    42,954     37,820

FINANCIAL INFORMATION
EBITDA, as defined
  below                  $36,851    $145,472     $197,195    $133,521    $127,863      $102,971     $77,023   $35,075    $22,752
Depreciation and
  amortization            40,306      37,890       26,911      17,091      14,463        11,294       8,088     6,363      6,749
Capital expenditures      15,035      50,390       49,120      38,266      50,094        19,854      18,762    10,601      4,840
Net property, plant
  and equipment          207,277     222,898      190,963     143,519     119,994        75,271      59,783    44,578     41,480
Total assets             942,056   1,182,940    1,021,672     501,250     461,222       367,872     290,090   204,490    177,349
Long-term debt           225,634     224,357      121,629       1,813       1,158         1,685       2,536     3,440     42,018
Shareholders' equity     296,809     444,262      405,246     280,416     226,634       176,142     133,266    81,741     22,316
  Per share                $6.27       $9.39        $8.40       $6.02       $4.75         $3.73       $2.79     $1.76      $0.60
  Return (loss) on
    average equity           (40%)        12%          27%         30%         27%           36%         44%       25%        19%

OTHER STATISTICAL
  INFORMATION
Number of employees
  at year end             12,000      15,000       14,000      11,300      10,700         8,700       7,600     6,200      5,200
Homes sold
  Wholesale               52,442      71,761       70,359      64,285      61,796        53,955      44,453    32,607     29,249
  Retail - new            11,483      15,853       11,738         983         541           477         644       637        580
  Retail - pre-owned       2,863       4,102        2,867          87          28            36          51        62         74
Wholesale
  multi-section mix           71%         66%          63%         58%         56%           54%         54%       51%        46%

Certain amounts have been reclassified to conform to current period presentation.

The Company made significant acquisitions of manufacturing companies in 1994 through 1996 and in 1999. The Company made significant acquisitions of retail companies in 1998 and 1999.

The Company measures cash flows under generally accepted accounting principles
(GAAP), as well as using EBITDA, which is not a GAAP measure. EBITDA, as used by the Company, consists of operating income (loss) (income or loss before interest and income taxes) before nonrecurring charges, depreciation and amortization. Nonrecurring charges consist of non-cash goodwill impairment charges of $189.7 million in 2000 and merger and other charges of $22.0 million related to the merger with Redman Industries, Inc. in 1996. EBITDA as defined by the Company may not be comparable to similarly titled measures used by other companies. Although EBITDA is not a measure of performance calculated in accordance with GAAP, the Company believes it is a generally recognized measure of performance used in the housing industry and by analysts who issue reports on companies in the housing industry. Nevertheless, EBITDA should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

* Includes goodwill impairment charges of $189.7 million ($127.8 million after tax of $2.70 per share).

** Cost of sales and SG&A expenses include $26.5 million and $7.1 million, respectively, related to the bankruptcy of the Company's former largest independent retailer in 1999. Previously, the $33.6 million of losses related to the bankruptcy were presented as a separate component of operating income.

***Includes nonrecurring merger and other charges of $22.0 million ($16.8 million after tax or $0.34 per share) due to the 1996 merger with Redman Industries, Inc., which was accounted for as a pooling of interests.

       ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

Champion Enterprises, Inc. (Champion or the Company) is the leading producer of manufactured housing in the U.S. and the industry's third largest retailer based on the number of retail locations. In 2000, 1999 and 1998 Champion led the U.S. manufactured housing industry in wholesale revenues and wholesale shipments of homes. As of December 30, 2000, the Company was operating 53 homebuilding facilities in 17 states and western Canada and 260 retail sales centers in 28 states. Champion homes are also sold by independent retail locations throughout the U.S. and western Canada, including more than 1,000 members of the Champion Home Centers or Alliance of Champions retail distribution networks.

In 2000 Champion's revenues and profits were affected by challenging industry conditions, including excess retail locations and inventory, tightened consumer credit standards, high consumer repossession levels, and higher interest rates. According to data reported by the National Conference of States on Building Codes and Standards (NCSBCS), 2000 U.S. industry wholesale shipments of HUD code homes(1) and floors(2) decreased 28.1% and 25.9%, respectively, from 1999 levels. Based on data reported by Statistical Surveys, Inc., we believe that industry retail sales of new homes in 2000 dropped 19% from a year ago.

As a result of this industry downturn, during 2000 we idled seven manufacturing facilities and closed 62 retail sales centers. During the first quarter of 2001, we closed two more manufacturing facilities and 30 additional retail sales centers. Since the start of the industry downturn in mid-1999, we have closed 17 homebuilding facilities, two of which have been sold.

The industry's U.S. wholesale shipments in 2001 could continue to suffer from the factors previously noted. Champion's wholesale and retail sales and margins are expected to be impacted until industry consumer financing is more readily available, consumer repossessions return to normal levels, and retail sales of new homes increase. We are focusing on improving retailer inventory turnover, rewarding retailers for retail selling of homes purchased, and promoting retailer sound business practices. We continually review our manufacturing capacity and the number and locations of our Company-operated retail sales centers and will make further adjustments, consolidations and closures, if necessary.

In the fourth quarter of 2000, the Company recorded non-cash goodwill impairment charges of $189.7 million ($127.8 million after tax or $2.70 per share). Of this total, $180.0 million was for retail operations and $9.7 million for manufacturing operations. The amortization period for retail goodwill was also reduced from 40 to 20 years. For additional information see the section on Goodwill Impairment Charges.

During 2000 we entered into an agreement with Homestore.com, the leading home and real estate network for consumers and real estate professionals on the Internet. Under the agreement Homestore.com will provide a full range of web based on-line marketing and services to our Company-owned and independent retailers who are members of our Champion Home Centers distribution network.

--------
(1) U.S. manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards, as administered by the U.S. Department of Housing and Urban Development (HUD). The HUD code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. Other building codes apply to modular homes and homes built in Canada.

(2) A floor is a section of a home. A single-section home is comprised of one floor and a multi-section home is comprised of two or more floors.

In 2000 we formed Genesis Homes (Genesis) to develop homes and marketing programs to attract small to medium-sized builders and developers. Genesis produces modular and manufactured housing in 12 of Champion's existing homebuilding facilities, which provides nationwide market presence. Champion sold approximately 2,000 homes through 200 local builders and developers in 2000, which accounted for an estimated 7% of our wholesale revenues.

In 1999 Champion's former largest independent retail customer declared bankruptcy. Sales to this retailer represented 3.5% of Champion's wholesale home shipments in 1998 and 2.7% for the first six months of 1999. In the bankruptcy proceedings the Company repurchased 1,850 homes for approximately $70 million which were financed through floor plan borrowings. Pretax charges of $33.6 million were recorded in the third quarter of 1999 for the estimated losses associated with the bankruptcy, consisting of $26.5 million to write down the repurchased homes to estimated net resale value and $7.1 million to write off uncollectible receivables. In the second quarter of 2000, a loss of $5 million was recorded for an additional write down of the value of the remaining repurchased homes. Substantially all the repurchased homes had been liquidated by the end of the third quarter of 2000. The repurchase losses associated with this bankruptcy were unusually large due to the following factors: the number of homes that were repurchased, most of which were larger, costlier multi-section homes; the amount of unrecoverable volume rebates; the competitive market place in which the homes were located, which had an excess number of retail locations and inventories; the effects of tightening consumer credit standards on the consumers' ability to finance purchases of the homes; and the effects of negative publicity associated with the bankruptcy on the Company's ability to liquidate the homes.

RESULTS OF OPERATIONS 2000 VERSUS 1999

CONSOLIDATED

(Dollars in millions)
                                              2000           1999        % change
                                             -------        -------      --------
Net sales
  Manufacturing                              $ 1,564        $ 2,069        (24%)
  Retail                                         607            787        (23%)
  Less: intercompany                            (249)          (291)
                                             -------        -------
Total net sales                              $ 1,922        $ 2,565        (25%)
                                             =======        =======

Gross margin                                 $   302        $   400        (24%)
SG&A                                             305            292          4%
Goodwill impairment charges                     (190)            --
                                             -------        -------
Operating income (loss)                      $  (193)       $   108
                                             =======        =======

As a percent of sales
  Gross margin                                  15.7%         15.6%
  SG&A                                          15.9%         11.4%

Champion's 2000 consolidated revenues decreased 25% from 1999 levels due to challenging industry conditions which affected both retail sales and wholesale shipments. These conditions included excess retail locations and inventory, tightened consumer credit standards, high consumer repossession levels and higher interest rates.

Gross margin dollars in 2000 were $98 million less than in 1999. Approximately $100 million in reduced gross margin was due to the $643 million reduction in consolidated sales. Also affecting gross margin dollars and as a percentage of sales in 2000 were manufacturing inefficiencies from low production volume, the $5 million additional charge for further write down of the repurchased homes from the 1999 independent retailer bankruptcy, and approximately $5 million of costs to reduce inventory and sell older homes at Company-owned sales centers, partially offset by lower material costs. Gross margin in 1999 was reduced by $26.5 million from the write down of repurchased homes to estimated net resale value related to the independent retailer bankruptcy.

SG&A in 2000 rose as a result of marketing programs, fixed asset impairment charges and other costs for the closing and consolidation of seven manufacturing facilities and 62 sales centers, and impairment charges related to developments. Costs for marketing and advertising programs increased $20 million. Non-cash fixed asset impairment charges totaled $10.5 million and retail lease termination costs were $1.8 million. Also affecting 2000 SG&A costs were an increase in the provision for wholesale repurchase losses of $4 million (excluding losses associated with the 1999 independent retailer bankruptcy), $6.9 million of property insurance gains and lower SG&A due to reduced sales and fewer manufacturing facilities in operation. In addition to these items, as a percentage of sales SG&A increased in 2000 due to the effects of lower sales volume on fixed costs, particularly in the retail segment. SG&A in 1999 included $7.1 million for the write off of uncollectible receivables as a result of the independent retailer bankruptcy.

Operating income (loss) in 2000 and 1999 was comprised of the following:

                                                        % OF                  % of
(Dollars in millions)                        2000       SALES      1999       sales
---------------------                        ----       -----      ----       -----
Manufacturing EBITA before
 losses from independent
 retailer bankruptcy                        $  51        3.3%      $132       6.4%
Retail segment EBITA (loss)                    (9)      (1.5%)       51       6.5%
General corporate expenses                    (30)                  (23)
Intercompany profit in inventory                4                    (4)
Goodwill amortization                         (14)                  (14)
Goodwill impairment charges                  (190)                    -
Losses from independent
 retailer bankruptcy                           (5)                  (34)
                                            -----                  ----
Operating income (loss)                     $(193)                 $108
                                            =====                  ====

Segment EBITA consists of earnings (loss) before interest, taxes, goodwill amortization, goodwill impairment charges and losses associated with the 1999 independent retailer bankruptcy.

Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In 2000 a credit was required for the reduction in intercompany profit in inventory resulting from lower manufacturing segment gross margins and declining inventories at the retail segment. In 1999 an elimination was required due to the increased number of Champion-produced homes in inventory at Company-owned retailers.

General corporate expenses increased $6.5 million in 2000 due primarily to non-cash fixed asset impairment charges of $4.0 million related to development operations, of which $1.5 million was recognized upon the sale of a majority interest in certain developments, and $2.5 million was recognized due to insufficient estimated future cash flows from a wholly-owned development. In addition, equity method losses from our minority interests in unconsolidated development operations increased by $1 million.

Income tax benefits were recorded in 2000 resulting from the pretax loss, compared to income tax charges recorded in 1999 due to taxable income. The effective income tax rate decreased to 33% in 2000 from 39% a year earlier due to the nondeductible portion of the goodwill impairment charges.

MANUFACTURING OPERATIONS

                                           2000        1999       % change
                                          ------      ------      --------
Net sales (in millions)                  $ 1,564     $  2,069       (24%)
EBITA before loss from independent
 retailer bankruptcy (in millions)       $    51     $   132       (61%)
EBITA margin %                              3.3%         6.4%
Homes sold                                52,442       71,761       (27%)
Floors sold                               90,458      120,496       (25%)
Multi-section mix                            71%          66%
Average home price                       $28,500     $ 27,600         3%
Manufacturing facilities at year end          53           60       (12%)

Manufacturing revenues in 2000 decreased because of challenging market conditions, with Champion's wholesale homes and floors sold declining 26.9% and 24.9%, respectively, from a year earlier. Our U.S. wholesale shipments of HUD code homes decreased 27.5% from a year earlier, which resulted in a U.S. market share of 20.1% in 2000 compared to 19.9% in 1999. Wholesale shipments of single-section homes decreased 36.1% from 1999 levels, while multi-section sales were down 22.3%. The increased average wholesale selling price per home resulted primarily from the higher multi-section mix. Manufacturing sales to Company-owned retailers accounted for 16% of total homes sold in 2000, up from 14% in 1999.

Manufacturing EBITA in 2000 declined $81 million as compared to 1999 excluding the losses from the 1999 independent retailer bankruptcy. Approximately $60 million of this decline was due to reduced gross margin from lower manufacturing sales of $505 million, and $20 million was due to higher marketing and advertising costs. Manufacturing margins were also affected by manufacturing inefficiencies resulting from low volume, partially offset by lower material costs. In addition, 2000 manufacturing EBITA was impacted by fixed asset impairment charges of $2.5 million related to plant closings, $6.9 million for property insurance gains and an increase in the provision for wholesale repurchase losses of $4 million (excluding losses associated with the 1999 independent retailer bankruptcy).

Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled wholesale orders for housing at December 30, 2000 totaled approximately $15 million, compared to $49 million a year earlier. At the end of 2000, Champion was operating 53 homebuilding facilities, compared to 60 at the end of 1999. Champion closed two of these manufacturing facilities in the first quarter of 2001 and may consider other adjustments to manufacturing capacity in response to changes in market conditions.

RETAIL OPERATIONS

                                             2000        1999      % change
                                           -------     -------     --------
Net sales (in millions)                    $   607     $   787       (23%)
EBITA (loss)(in millions)                  $    (9)    $    51
EBITA margin %                               (1.5%)       6.5%
New homes sold                              11,483      15,853       (28%)
Pre-owned homes sold                         2,863       4,102       (30%)
Total homes sold                            14,346      19,955       (28%)
% Champion-produced new homes sold             73%         62%
New multi-section mix                          62%         55%
Average new home price                     $49,600     $46,300         7%
Average number of new homes in
  inventory per sales center at year end        18          20       (10%)
Sales centers at year end                      260         280        (7%)

Retail sales decreased in 2000 due to challenging industry conditions. During the year 62 sales centers were closed or consolidated, primarily in the second half, bringing the year end total to 260 locations in 28 states.

Retail EBITA in 2000 declined $60 million as compared to 1999. Approximately $39 million of this decline was due to reduced gross margin from lower retail sales of $180 million and an estimated $5 million was due to costs to reduce inventory and sell older homes. Retail EBITA also included $4.0 million for fixed asset impairment charges and $1.8 million for lease termination costs related to sales center closures. In addition, retail margins were impacted by a highly competitive market and reduced loan origination income from lower rates and volume.

GOODWILL IMPAIRMENT CHARGES

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the associated estimated undiscounted future cash flows in accordance with SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows.

Industry conditions in 2000, including excess retail locations and inventory, tightened consumer credit standards, high consumer repossession levels and higher interest rates for purchasers of manufactured housing, resulted in lower sales volumes and sales center closures for the Company's acquired retail businesses. Beginning in the second half of 1999, retail finance companies began tightening credit eligibility requirements and increasing down payment requirements for consumer loans in the manufactured housing industry. We monitored these changes throughout 1999 and through the third quarter of 2000 with an expectation that underwriting standards would be relaxed and/or other lenders would enter the marketplace to compete. During this period an increasing number of repossessed manufactured homes were also becoming available in the market. These factors contributed to declining retail sales of new homes in the industry and at Company-owned retailers. In the first half of 2000, almost all of our acquisitions were sufficiently profitable such that the carrying value of the related goodwill continued to appear to be recoverable. In the third quarter of 2000, certain of the Company's retail acquisitions incurred operating losses, and we closed and consolidated 29 under performing retail sales centers. However, our long-term forecast for these retailers was sufficiently profitable that the goodwill appeared to be recoverable. These long-term forecasts were based on past operating results, management plans, and expectations for the industry.

In the fourth quarter of 2000 industry conditions continued to worsen. The Company's retail losses continued into October. By late November it appeared that retail traffic for the month dropped by approximately 45%, retail financing continued to tighten and a significant retail operating loss for the month was forecasted. On December 1, 2000, October industry wholesale shipments were released showing a 32% decline from 1999 levels. Third quarter industry retail data showed declines of approximately 25% and October appeared to decline 30%. It became apparent to management that additional lenders were not coming into the market and tightened underwriting standards were going to prevail longer term. During the fourth quarter management committed to close 25 additional under performing sales centers. The culmination of these factors suggested that a detailed review regarding the recoverability of long-lived assets was required.

In the evaluation process we forecasted cash flows over the next 20 years using assumptions for each retail company. The resulting cash flows were discounted to present value using a discount factor that approximated the Company's blended cost of capital of 13%. The assessment was performed using lower volume and growth assumptions than previously assumed due to the continued downturn in the industry and lowered future expectations. The key assumptions in our 20 year forecast for Company-owned retailers with impaired goodwill included the following:

-    Average number of new homes sold per month per sales center ranging from
     2.5 to 5.0. Average selling price per new home ranging from $40,000 to $52,000. Average gross profit and other income ranging from 26% to 29% of sales. Average variable SG&A ranging from 5% to 7% of sales. Average monthly fixed SG&A per retail sales center ranging from $25,000 to $40,000.

- For the next one to two years, an expectation of an uncertain U.S. economy, declining consumer confidence and a mild recessionary trend.

- Over the longer term, expected lower growth for our Company-owned retailers in terms of number of sales centers operated and the number of homes sold per location and slight improvement in consumer financing availability, relative interest rates and industry retail sales.

As a result of the recoverability analysis, the Company recorded non-cash pretax goodwill impairment charges of $189.7 million, consisting of $180.0 million for seven retail companies that were acquired in 1998 and 1999 and $9.7 million for two manufacturing companies that were acquired in 1996 and 1998.

In conjunction with the SFAS No. 121 analysis discussed above, the estimated useful life of our goodwill was reviewed. We initially selected 40 years for both our manufacturing and retail acquisitions based on the long-term nature of the manufactured housing industry and its significance to the housing market in the U.S. Our traditional consumer base consists of individuals with annual household incomes under $40,000. These individuals comprise the largest demographic segment of the manufactured housing market. The Company believes these consumers are attracted to manufactured homes by their low cost as compared to site-built homes. According to 1999 data reported by USDOC, the retail cost of manufactured housing is approximately $29.46 per square foot, as compared to $68.80 per square foot for site-built housing. We believe the affordability of manufactured housing more readily enables people who would otherwise rent alternative forms of housing to own their residence. Accordingly, given the affordable nature of Champion's homes for consumers as compared to renting, the Company believed that for the next 40 years consumers would be available, and would continue to purchase our products. We believed the resulting volume of retail sales at our acquired retail businesses would generate sufficient cash flows to realize the recorded goodwill.

Late in the fourth quarter, we evaluated the appropriateness of the 40 year useful life we originally assigned to goodwill for our retail acquisitions. Given the culmination of the factors which required the Company to evaluate the recoverability of the goodwill as previously discussed, in conjunction with the changes transpiring in the retail distribution channel, we believed an adjustment to a 20 year useful life was appropriate.

Other factors considered were as follows:

- Retail sales center volume and profits are sensitive to market conditions including the number of sales centers and the level of retail inventory in the market area. This is evidenced by a number of restructurings in the latter half of 2000 at Company-owned retailers, including the closure of 62 sales centers (approximately 20% of the total), management changes and sales force turnover.

- Retail sales center volume and profitability are affected by relationships and programs with consumer finance companies and floor plan lenders. At the time of the acquisitions, ample consumer and floor plan financing was available at advantageous rates. Subsequently, consumer credit underwriting standards have tightened and interest rates have risen. Further, floor plan financing availability has declined and costs have risen. These changes in industry lending practices have adversely affected retail sales and profitability.

- It became clear to the Company that the business model for the traditional retail distribution channel will be impacted by Internet strategies. In mid-2000 we entered into an agreement with Homestore.com, the leading home and real estate network for consumers and real estate professionals on the Internet. Under the agreement Homestore.com will provide a full range of web based on-line marketing and services to our Company-owned retailers and independent retailers who are members of our Champion Home Centers distribution network.

- Primarily as a result of industry conditions, an estimated 25% of the industry's retail locations have gone out of business during the past two years.

The combination of these factors indicated substantially more volatility in the retail segment as compared to the manufacturing segment. Therefore, we concluded that a period of 20 years is a more reasonable estimate of the useful life for our retail goodwill.

REPURCHASE OBLIGATIONS

Each month the Company reviews its contingent repurchase obligation for independent retailers to assess the adequacy of the reserve for repurchase losses. This analysis is based on the combination of current and historical experience, reports received from four of the primary national floor plan lenders that provide approximately 65% of all floor plan financing for our independent retailers, and information regarding our retailers obtained from management at our manufacturing facilities.

The maximum repurchase obligation is calculated as the total amount that would be paid upon the default of all of our independent retailers, without reduction for the resale value of the repurchased homes. Potential losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net resale value of the homes.

Each month the Company uses the information from these four primary lenders to determine the amount subject to repurchase and the estimated potential loss for each of our 25 largest independent retailers. As of February 28, 2001, our largest independent retailer, a nationwide retailer who we consider to be low risk, had $23.5 million of inventory subject to repurchase, with associated potential repurchase loss estimated at $4.7 million. Each of our next 24 largest independent retailers had from $1.5 million to $6.0 million of inventory subject to repurchase as of February 28, 2001.

A summary of actual repurchase activity for the last three years, excluding the $38.6 million losses associated with the 1999 independent retailer bankruptcy, was as follows (dollars in millions):

                                                      2000       1999       1998
                                                      ----       ----       ----
Maximum repurchase obligation
   at end of year                                    $ 430      $ 630      $ 760
Number of retailer defaults                             86         63         50
Number of homes repurchased                            660        480        165
Total repurchase price                               $19.1      $14.2      $ 4.9
Total repurchase losses incurred                     $ 6.0      $ 2.9      $ 0.4

To reduce potential losses from repurchase obligations, in the fourth quarter of 1999 we initiated a change to our program for the payment of volume rebates to our independent retailers. The majority of our sales to independent retailers are currently made under rebate programs that result in little or no loss exposure for volume rebates.

DEFERRED TAX ASSETS

At December 30, 2000, the Company had gross deferred tax assets of $101 million. We believe that our deferred tax assets will be realized based on an analysis of historical performance and forecasted future performance. The Company has been profitable for eight of the last nine years, generating pretax earnings of $82 million, $157 million and $117 million in 1999, 1998 and 1997, respectively. The carryforward period of 20 years allows for the gross deferred tax assets to be realized through cumulative taxable income of $262 million or an average of $13 million per year. Despite current industry conditions, we believe that a minimum expectation of $13 million in average annual taxable income over the next 20 years is reasonable.

RESULTS OF FOURTH QUARTER 2000 VERSUS 1999


(Dollars in millions)                            2000          1999        % change
                                               ---------     ---------     --------
Net sales
  Manufacturing                                $    310      $    474        (34%)
  Retail                                            124           175        (29%)
  Less: intercompany                                (47)          (63)
                                               --------      --------
Total net sales                                $    387      $    586        (34%)
                                               ========      ========

Gross margin                                   $     57      $     90        (37%)
SG&A                                                 82            74         11%
Goodwill impairment charges                        (190)           --
                                               --------      --------
Operating income (loss)                        $   (215)     $     16
                                               ========      ========

Manufacturing EBITA                            $      3      $     20
Retail EBITA (loss)                                 (15)            5
General corporate expenses                          (10)           (6)
Goodwill amortization                                (3)           (3)
Goodwill impairment charges                        (190)           --
                                               --------      --------
 Operating income (loss)                       $   (215)     $     16
                                               ========      ========

As a percent of sales
  Gross margin                                     14.7%         15.3%
  SG&A                                             21.1%         12.6%
  Manufacturing EBITA margin %                      1.0%          4.3%
  Retail EBITA margin %                           (12.3%)         2.7%

Manufacturing
  Homes sold                                      9,737        16,211        (40%)
  Floors sold                                    17,466        27,456        (36%)
  Multi-section mix                                  77%           68%

Retail
  New homes sold                                  2,216         3,378        (34%)
  Pre-owned homes sold                              594           979        (39%)
  % Champion-produced new homes sold                 79%           64%

Challenging industry market conditions and a significant drop in consumer retail traffic and sales affected Champion's results for the fourth quarter ended December 30, 2000. Fourth quarter U.S. industry wholesale shipments were off 38% from a year earlier according to NCSBCS, while industry retail sales were down 27% based on data provided by Statistic Surveys, Inc.

Gross margin dollars for the fourth quarter of 2000 were $33 million lower than in 1999 primarily due to lower consolidated sales of $199 million. Gross margin as a percentage of sales was lower in 2000 because of manufacturing inefficiencies from lower production volume and competitive market conditions in the retail segment.

SG&A in the fourth quarter of 2000 was $8 million higher than in 1999 primarily due to $6.5 million of non-cash fixed asset impairment charges and $1.1 million of retail lease termination costs. As a percent of revenues, SG&A also rose in 2000 due to the effects of lower volume on fixed costs.

OPERATIONS

For the quarter, the Company's manufacturing revenues decreased due to challenging market conditions. Manufacturing EBITA for the quarter was $17 million lower than in 1999 primarily from lower gross margin due to reduced sales of $164 million. Higher marketing costs in the quarter and $1.5 million of fixed asset impairment charges were offset by lower SG&A from operating fewer plants than a year ago. During the fourth quarter of both 2000 and 1999, two manufacturing facilities were closed.

Challenging industry conditions and lower sales volume per store affected retail revenues and profitability in the fourth quarter of 2000. Retail EBITA for the quarter was $20 million lower than in 1999. Of this decline, approximately $10 million was from lower gross margin due to the $51 million reduction in sales, $2.5 million for fixed asset impairment charges and $1.1 million for lease termination costs. Fourth quarter of 2000 results were also affected by costs to reduce inventories and by lower loan origination fees. During the fourth quarter of 2000, 24 sales centers were closed or consolidated, compared to 14 closures in the three-month period in 1999.

RESULTS OF OPERATIONS 1999 VERSUS 1998


(Dollars in millions, except average home price)

                                                 1999          1998        % change
                                               ---------     ---------     --------
Net sales
  Manufacturing                                $   2,069     $   1,986         4%
  Retail                                             787           562        40%
  Less:  intercompany                               (291)         (215)
                                               ---------     ---------
Total net sales                                $   2,565     $   2,333        10%
                                               =========     =========

Gross margin                                   $     400           401         -%
SG&A                                                 292           231        26%
                                               ---------     ---------
Operating income                               $     108     $     170       (37%)
                                               =========     =========

As a percent of sales
  Gross margin                                      15.6%         17.2%
  SG&A                                              11.4%          9.9%

Manufacturing
  Homes sold                                      71,761        70,359         2%
Floors sold                                      120,496       115,519         4%
  Multi-section mix                                   66%           63%
  Average home price                           $  27,600     $  27,000         2%
  Manufacturing facilities at year end                60            60

Retail
  New homes sold                                  15,853        11,738        35%
  Pre-owned homes sold                             4,102         2,867        43%
  % Champion-produced
    new homes sold                                    62%           49%
  Average new home price                       $  46,300     $  45,100         3%
  Sales centers at year end                          280           246

Operating income in 1999 and 1998 was comprised of the following:

                                                        % of                 % of
(Dollars in millions)                        1999       sales      1998      sales
                                            ------      -----     ------     -----
Manufacturing EBITA before
 loss from independent
 retailer bankruptcy                        $ 132        6.4%     $ 165       8.3%
Retail EBITA                                   51        6.5%        47       8.4%
General corporate expenses                    (23)                  (23)
Intercompany profit in inventory               (4)                  (10)
Goodwill amortization                         (14)                   (9)
Loss from independent
 retailer bankruptcy                          (34)                   --
                                            -----                 -----
Operating income                            $ 108                 $ 170
                                            =====                 =====

In January 1999 the Company acquired Homes of Merit, Inc. (Homes of Merit), Florida's largest producer of manufactured homes with six manufacturing facilities. Heartland Homes, a housing retailer with nine sales centers in Texas, was also acquired in early January. In June 1999 Utah-based Care Free Homes, Inc., a retailer with seven housing centers, was acquired. We also acquired a manufactured housing community developer in 1999. These acquired businesses had 1998 sales of approximately $200 million. Throughout 1998 Champion acquired 14 manufactured housing retail organizations, which operated 163 sales locations at the time of acquisition, and one homebuilding facility.

The 1999 bankruptcy of the Company's former largest independent retailer resulted in the repurchase of inventory for $70 million and pretax charges of $33.6 million. See further discussion of this bankruptcy in "Overview".

Revenues in 1999, particularly in the second half of the year, were affected by market conditions, including the industry's excess number of retailers, excess retail inventory and tightened consumer credit standards.

Gross margin in 1999 was comparable to the 1998 amount. Gross margin in 1999 increased approximately $37 million due to the $232 million increase in consolidated sales, but was reduced by $26.5 million due to the write down of repurchased inventory from the independent retailer bankruptcy. Gross margin in 1999 was also affected by manufacturing inefficiencies resulting from low production volume and plant closures during the second half of the year.

SG&A in 1999 increased $61 million as compared to 1998, primarily due to the expansion of Company-operated retail sales centers and the $7.1 million write off of receivables related to the independent retailer bankruptcy. Also contributing to higher SG&A were the 1999 acquisitions and $2 million for the commencement of marketing programs. As a percent of sales, SG&A also increased in 1999 due to expanded retail operations and the effects of lower retail sales volume per store.

Interest expense was higher in 1999 due to amounts outstanding on the Company's Senior Notes and inventory floor plan obligations. The Senior Notes were primarily used to reduce bank borrowings, which were incurred to finance acquisitions in 1998 and 1999. Floor plan liabilities were higher in 1999 due to the increase in the number of Company-owned stores.

Income tax expense decreased in 1999 due to lower taxable income, with the effective tax rate declining to 39% from 40% in 1998 due to lower state tax rates related to certain acquisitions.

Intercompany profit in inventory eliminations of $4.4 million and $10.2 million were required in 1999 and 1998, respectively, due to the increase in Champion-produced inventory at Company-owned retailers. This increase was due to acquired retailers transitioning to Champion-produced homes as well as inventory requirements at new sales centers. The eliminations were lower in 1999 due to fewer acquisitions and inventory reductions at Company-owned stores during the year.

Manufacturing revenues increased due to the Homes of Merit acquisition, with wholesale homes and floors sold rising 2.0% and 4.3%, respectively, from 1998 levels. Excluding Homes of Merit, 1999 net sales and wholesale homes and floors sold declined 2.5%, 3.6% and 2.4%, respectively, from the previous year. Multi-section homes sold rose 7.8% and single-section homes sold decreased 7.7% from 1998 levels. The increased average wholesale selling price per home resulted primarily from the higher multi-section mix. Manufacturing sales to Company-operated sales centers accounted for 14% of total homes sold in 1999, up from 11% in 1998.

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

Manufacturing EBITA, before the loss from the retailer bankruptcy, declined $33 million in 1999 as compared to 1998. In 1999 higher manufacturing gross profit of approximately $10 million from increased sales of $83 million was offset by operating inefficiencies resulting from low volume, approximately $7 million of costs to close and consolidate eight facilities, and market conditions, particularly in the second half of the year. Margins in 1998 benefited from production efficiencies resulting from high levels of unfilled orders and product mix and pricing.

Retail sales substantially increased in 1999 due to a full year of operations from the 1998 and 1999 acquisitions and expansions, partially offset by lower sales volume per store. The average number of retail locations operated by the Company increased in 1999 to 276 from 175 in 1998. The number of sales centers at the end of 1999 totaled 280, for a net increase of 34 stores during the year.

Retail EBITA in 1999 was $4 million higher than in 1998. Increased gross margin dollars from $225 million of higher retail sales were offset by higher SG&A costs from a greater number of sales centers. Also affecting margins in 1999 were competitive pricing in key markets and lower sales volume per store. Margins in 1998 benefited from higher sales volume per store. Startup and expansion costs also affected margins in both years.

LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $50 million at December 30, 2000, up from $13 million at January 1, 2000. During the year $115 million of cash was generated from operations and $55 million was used to reduce debt. Proceeds from the sale of property, plant and equipment were approximately $4 million. Cash totaling $10 million was used for acquisition-related payments and $15 million for capital improvements.

In 2000 $0.9 million was used to repurchase 117,000 shares of Company common stock, pursuant to a Board of Directors' authorization in February 1999 for up to 3.0 million shares. Before the program was suspended in June 2000, 1.9 million shares had been repurchased.

Year end 2000 trade accounts receivable decreased due to the reduction in December 2000 sales from December 1999 levels. Year end inventories and floor plan payable decreased due to the liquidation of homes repurchased in 1999 upon the independent retailer bankruptcy, 20 fewer sales centers at the end of 2000 as compared to 1999 and efforts to reduce inventories throughout our retail organization in response to industry conditions. Deferred taxes and other assets substantially increased due to the expected future tax benefits related to the goodwill impairment charges.

The Company has a revolving credit agreement, maturing in May 2003, with a group of banks. In June 2000 our bank credit facility was amended to reduce the facility to $100 million from $200 million and to provide more flexible terms. As of September 30, 2000, the Company received a waiver of certain of the facility's financial performance covenants for the period October 1, 2000 through November 15, 2000. On November 20,

2000, the facility was amended to a secured line of credit and to provide more flexible financial performance covenants. The November amendment temporarily reduced the facility size to $45 million and limited advances under the facility to a borrowing base calculated based on qualifying accounts receivable and inventories, as defined in the amendment. On February 13, 2001, the credit facility was amended to provide more flexible financial performance covenants. For the four months from October 2000 to January 2001, the calculated borrowing base averaged $70 million and the February 2001 calculated borrowing base was $63 million. On March 1, 2001, the facility automatically increased to $75 million. The facility may be further increased to $90 million upon a majority vote of the bank group. The agreement allows for letters of credit up to $35 million. At the end of February 2001, there were $33 million of letters of credit and $15 million of borrowings outstanding under the credit facility. As of December 30, 2000, and through February 2001, we were in compliance with the agreement's financial performance covenants. Based on our forecasts and projections, we believe that we will be in compliance with the financial performance covenants throughout 2001.

On May 3, 1999 the Company completed an offering of $200 million of unsecured Senior Notes due May 15, 2009 with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering totaling $197.3 million were primarily used to reduce bank debt that resulted from acquisitions.

Champion plans to spend less than $15 million in 2001 on capital expenditures for facility maintenance. Borrowings may be required during 2001 for capital improvements and to meet seasonal working capital needs. Consistent with its plan to improve shareholder value through investments in its operating businesses, the Company does not plan to pay cash dividends in the near term.

During the past year some of the manufactured housing industry floor plan lenders have elected to exit or reduce their participation in the market. Currently, there are five primary national floor plan lenders, which finance a substantial portion of floor plan borrowings of Company-owned and independent retailers. We finance most of the new home inventory at our Company-owned stores through borrowings from floor plan lenders, of which Conseco Finance (Conseco) is the primary lender. In July 2000, Conseco made a verbal request of the Company to reduce its floor plan borrowings with Conseco in order to meet certain of its concentration requirements. Our total floor plan borrowings with Conseco at that time were $121 million. In March 2001, we received a request from Conseco to reduce our floor plan borrowings with them to $60 million by June 30, 2001 and $40 million by September 30, 2001. As of March 23, 2001, our total floor plan borrowings with Conseco were $81 million. Additional reductions of our retail inventories and borrowings from Conseco will occur upon the liquidation of inventory at the 30 retail sales centers that we closed during the first quarter of 2001, additional planned inventory reductions and a $7 million transfer of floor plan financing to another lender.

As a result of efforts to diversify our floor plan borrowings, in November 2000 and February 2001, we obtained floor plan lines of credit with two financial institutions totaling $25 million. We continue to review the most effective means to finance our retail inventories from a variety of sources.

The Company believes that its cash balances, cash flows from operations, availability under its bank line of credit facility and floor plan arrangements will be adequate to meet its anticipated financing needs, operating requirements and capital expenditures for the next twelve months. We are seeking alternative finance sources in order to further reduce our floor plan borrowings with Conseco. The Company may also seek additional sources of capital. However, there can be no assurance that we will be able to secure additional floor plan borrowings or additional capital. In the event the Company is required to further reduce its total floor plan borrowings or the availability under its credit facility is insufficient to finance its operations and alternative financing or capital is unavailable, there could be an adverse impact on our liquidity.

IMPACT OF INFLATION

Inflation has not had a material effect on Champion's operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

IMPACT OF RECENTLY-ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. Our revenue recognition policies were in compliance with SAB No. 101; therefore, adoption of SAB No. 101 in the fourth quarter of 2000 had no effect on our reported results of operations, financial position or cash flows.

The Financial Accounting Standards Board (FASB) Emerging Issues Task Force
(EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was adopted in the fourth quarter of 2000. The adoption of EITF 00-10 resulted in the reclassification of manufacturing segment delivery revenue to net sales from cost of sales. Prior year net sales and cost of sales amounts have been reclassified accordingly. Delivery costs are and have been included in cost of sales. The net amount of delivery revenue reclassified to net sales was $56 million, $76 million and $79 million in 2000, 1999 and 1998, respectively.

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138. SFAS 133, as amended, did not have a material impact on our results of operations, financial position or cash flows, and did not require the recording of a transition adjustment upon adoption in January 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's floor plan borrowings at December 30, 2000 were $114 million and are subject to interest primarily based on the U.S. prime interest rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $1.1 million, assuming average floor plan borrowings of $114 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information set forth in the first part of the section entitled "Election of Directors" in the Company's Proxy Statement for the Annual Shareholders' Meeting to be held May 1, 2001 (the "Proxy Statement") is incorporated herein by reference.

         The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the section entitled "Additional Information" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information set forth under the section entitled "Executive Compensation" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information set forth under the captions "Principal Shareholders" and "Security Ownership of Management" in the section entitled "Additional Information" in the Company's Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the caption "Other Information Regarding Management" in the section entitled "Additional Information" in the Company's Proxy Statement is incorporated herein by reference.

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

         The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Company's management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.                   Description

      3.1 Restated Articles of Incorporation of the Company, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      3.2 Amendment to Restated Articles of Incorporation of the Company, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

      3.3 Article III of the Company's Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Company's Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

      3.4 Certificate of Correction to Articles of Incorporation of the Company, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      3.5 Bylaws of the Company as amended through February 22, 1999, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      4.1 Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as
                Exhibit 4.1 to the Company's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.2 Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Company's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.3 Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      4.4 Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      4.5 Registration Rights Agreement dated as of April 28, 1999 between the Company; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.6 Form of Rights Certificate, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

      4.7 Rights Agreement by and between the Company and Harris Trust and Savings Bank, filed as Exhibit 2 to the Company's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

     10.1 Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

     10.2 First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

     10.3 Credit Agreement by and among the Company; the guarantors party; the banks party; PNC Bank, National Association, as Administrative Agent; Bank One Capital Markets, Inc., as Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Keybank National Association, Bank of America, N.A. and Wachovia Bank, N.A., as Co-Agents dated as of May 5, 1998, as amended by Amendment No. 1 to Credit Agreement, dated as of December 18, 1998; as amended by Amendment No. 2 to Credit Agreement, dated as of March 31, 1999; as amended by Amendment No. 3 to Credit Agreement, dated as of July 1, 1999; as amended by Amendment No. 4 to Credit Agreement, dated as of February 14, 2000; as amended by Amendment No. 5 to Credit Agreement, dated as of June 15, 2000; and as amended by Amendment No. 6 to Credit Agreement dated as of November 20, 2000.

     10.4 Seventh Amendment dated February 13, 2001 to the Credit Agreement dated May 5, 1998 by and among the Company; the guarantors party; the banks party; PNC Bank, National Association, as Agent; Bank One, Michigan, as Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Harris Trust and Savings Bank, Keybank, National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents.

     10.5 *Champion Enterprises, Inc. 1993 Management Stock Option Plan, as amended and restated as of October 27, 1998, filed as Exhibit
                10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

     10.6 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

     10.7 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      10.8 *Second Amendment dated April 28, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.9 *Third Amendment dated October 27, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.10 *Fourth Amendment dated April 27, 1999 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

      10.11 *Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company's Form S-8 dated September 17, 1998 and incorporated herein by reference.

      10.12 *Deferred Compensation Plan, filed as Exhibit 4.2 to the Company's Form S-8 dated September 17, 1998 and incorporated herein by reference.

      10.13 *Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company's Form S-8 dated February 26, 1999 and incorporated herein by reference.

      10.14 *Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.15 *2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated December 28, 2000 and incorporated herein by reference.

      10.16 *First Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated December 28, 2000 and incorporated herein by reference.

      10.17 *Salesperson Retention Plan, filed as Exhibit 99(a) to the Company's Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.

      10.18 *Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

      10.19 *Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as
                Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      10.20 *Letter Agreement dated October 17, 2000 between the Company and Anthony S. Cleberg.

      10.21 *Change in Control Severance Agreement dated November 30, 2000 between the Company and Anthony S. Cleberg.

      10.22     *Letter Agreement dated May 1, 1997 between the Company and
                Philip

                C. Surles, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.23 *Change in Control Severance Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.24 *Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit
                10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.25 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and Philip C. Surles, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.26 *Employment and Noncompetition Agreement dated January 8, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.27 *Letter Agreement dated September 11, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.28 Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Company, and MMG Investments LLC, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      10.29 Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC, filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      10.30 *Letter Agreement dated September 28, 1998 between the Company and Donald D. Williams, filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      10.31 *Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

      10.32 *Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr.

      10.33 *Change in Control Severance Agreement dated March 3, 1997 between the Company and John J. Collins, Jr., filed as Exhibit
                10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.34 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and John J. Collins, Jr., filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporation herein by reference.

      10.35 *Agreement and General Release dated September 5, 2000 between the Company and Joseph H. Stegmayer.

      10.36 *Consulting Agreement dated September 5, 2000 between the Company and Joseph H. Stegmayer.

      11        Statement Regarding Computation of Per Share Earnings.

      21.1      Subsidiaries of the Company.

      23.1      Consent of PricewaterhouseCoopers LLP.

      99.1 Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

         (b) On November 21, 2000 and December 14, 2000 the Company filed current reports on Form 8-K. Subsequent to year end on March 20, 2001, the Company filed a current report on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHAMPION ENTERPRISES, INC.

                                     By: /s/ANTHONY S. CLEBERG
                                         ---------------------
                                         Anthony S. Cleberg
Dated:  March 28, 2001                   Executive Vice President and
                                         Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

   Signature                            Title                                 Date
   ---------                            -----                                 ----
/s/WALTER R. YOUNG           Chairman of the Board of Directors,        March 28, 2001
-----------------------      President and Chief Executive Officer
Walter R. Young              (Principal Executive Officer)



/s/ANTHONY S. CLEBERG        Executive Vice President and               March 28, 2001
-----------------------      Chief Financial Officer
Anthony S. Cleberg           (Principal Financial Officer)



/s/RICHARD HEVELHORST        Vice President and Controller              March 28, 2001
-----------------------      (Principal Accounting Officer)
Richard Hevelhorst


/s/ROBERT W. ANESTIS         Director                                   March 28, 2001
-----------------------
Robert W. Anestis


/s/SELWYN ISAKOW             Director                                   March 28, 2001
-----------------------
Selwyn Isakow


/s/BRIAN D. JELLISON         Director                                   March 28, 2001
-----------------------
Brian D. Jellison


/s/ELLEN R. LEVINE           Director                                   March 28, 2001
-----------------------
Ellen R. Levine


/s/GEORGE R. MRKONIC         Director                                   March 28, 2001
-----------------------
George R. Mrkonic


/s/CARL L. VALDISERRI        Director                                   March 28, 2001
-----------------------
Carl L. Valdiserri

                  CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES



                           Description                                                         Page
                           -----------                                                         ----
         Report of Independent Accountants                                                     F-2

         Consolidated Statements of Operations for the Periods
              Ended  December 30, 2000, January 1, 2000, and
              January 2, 1999                                                                  F-3

         Consolidated Balance Sheets as of December 30, 2000
              and January 1, 2000                                                              F-4

         Consolidated Statements of Cash Flows for the
              Periods Ended December 30, 2000, January 1, 2000,
              and January 2, 1999                                                              F-5

         Consolidated Statements of Shareholders' Equity for the Periods Ended
              December 30, 2000, January 1, 2000, and January 2, 1999                          F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Champion Enterprises, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 14(a) on page F-1 present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/PricewaterhouseCoopers LLP

Detroit, Michigan
February 13, 2001

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

                                                    Year Ended
                                    -----------------------------------------
                                     December 30,   January 1,     January 2,
                                         2000          2000           1999
                                    -----------------------------------------
NET SALES                           $ 1,921,734    $ 2,564,638    $ 2,332,976

Cost of sales                         1,619,903      2,138,368      1,931,397
Cost of sales - loss from
 independent retailer bankruptcy             --         26,500             --
                                    -----------    -----------    -----------

GROSS MARGIN                            301,831        399,770        401,579

Selling, general and
administrative expenses                 305,286        292,188        231,295
Goodwill impairment charges             189,700             --             --
                                    -----------    -----------    -----------

OPERATING INCOME (LOSS)                (193,155)       107,582        170,284

Interest income                           2,647          2,830          2,347
Interest expense                        (29,824)       (28,370)       (15,833)
                                    -----------    -----------    -----------
INCOME (LOSS) BEFORE
 INCOME TAXES                          (220,332)        82,042        156,798

Income tax expense (benefits)           (73,000)        32,000         62,600
                                    -----------    -----------    -----------

NET INCOME (LOSS)                   ($  147,332)   $    50,042    $    94,198
                                    ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE          ($3.12)   $      1.04    $      1.97
                                    ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE        ($3.12)   $      1.02    $      1.91
                                    ===========    ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

                                          December 30,    January 1,
                                             2000            2000
                                          -----------    -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                 $    50,143    $    12,847
Accounts receivable, trade                     31,132         66,636
Inventories                                   217,765        301,885
Deferred taxes and other
 current assets                                77,493         72,344
                                          -----------    -----------
Total current assets                          376,533        453,712
                                          -----------    -----------

PROPERTY, PLANT AND EQUIPMENT
Land and improvements                          38,191         36,816
Buildings and improvements                    180,860        181,492
Machinery and equipment                       101,822         99,461
                                          -----------    -----------
                                              320,873        317,769
Less-accumulated depreciation                 113,596         94,871
                                          -----------    -----------
                                              207,277        222,898
                                          -----------    -----------

GOODWILL                                      320,656        511,588
Less-accumulated amortization                  46,686         37,716
                                          -----------    -----------
                                              273,970        473,872
                                          -----------    -----------


DEFERRED TAXES AND OTHER ASSETS                84,276         32,458
                                          -----------    -----------
                                          $   942,056    $ 1,182,940
                                          ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Floor plan payable                        $   114,198    $   170,553
Accounts payable                               43,103         42,160
Accrued warranty obligations                   49,304         55,476
Accrued volume rebates                         45,552         54,237
Accrued compensation and payroll taxes         19,034         26,848
Other current liabilities                      71,662         79,902
                                          -----------    -----------
Total current liabilities                     342,853        429,176
                                          -----------    -----------

LONG-TERM LIABILITIES
Long-term debt                                225,634        224,357
Deferred portion of purchase price             39,157         45,200

Other long-term liabilities                    37,603         39,945
                                          -----------    -----------
                                              302,394        309,502
                                          -----------    -----------

CONTINGENT LIABILITIES (NOTE 9)

SHAREHOLDERS' EQUITY
Preferred stock, no par value,
  5,000 authorized, none issued                    --             --
Common stock, $1 par value,
  120,000 authorized,
  2000 - 47,357 issued and outstanding;
  1999 - 47,304 issued and outstanding;        47,357         47,304
Capital in excess of par value                 33,116         33,160
Retained earnings                             217,650        364,982
Accumulated other comprehensive income         (1,314)        (1,184)
                                          -----------    -----------
  Total shareholders' equity                  296,809        444,262
                                          -----------    -----------
                                          $   942,056    $ 1,182,940
                                          ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                           Year Ended
                                              ------------------------------------
                                              December 30,  January 1,  January 2,
                                                 2000          2000        1999
                                              ----------    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                              ($147,332)   $  50,042    $  94,198
                                               ---------    ---------    ---------
Adjustments to reconcile net income (loss)
 to net cash provided by
 continuing operating activities
  Depreciation and amortization                   40,306       37,890       26,911
  Goodwill impairment charges                    189,700           --           --
  Certain other asset impairment charges          10,500           --           --
  Deferred income taxes                          (43,700)      (9,900)        (400)
  Increase/decrease, net of acquisitions
    Accounts receivable                           35,504       (1,039)       1,312
    Inventories                                   82,428       18,386      (51,244)
    Accounts payable                                 943       (8,203)      14,471
    Accrued liabilities                          (22,003)      (1,804)      26,212
    Independent retailer bankruptcy              (12,177)      27,763           --
    Other, net                                   (19,457)     (13,199)      (5,671)
                                               ---------    ---------    ---------
      Total adjustments                          262,044       49,894       11,591
                                               ---------    ---------    ---------
Net cash provided by continuing
  operating activities                           114,712       99,936      105,789
                                               ---------    ---------    ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS
Proceeds on disposal                                  --           --        9,710
Increase in net assets                                --           --         (459)
                                               ---------    ---------    ---------
Net cash provided by discontinued operations          --           --        9,251
                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions                                     (10,165)     (79,131)    (260,183)
Additions to property,
  plant and equipment                            (15,035)     (50,390)     (49,120)
Investments in and advances to
  unconsolidated subsidiaries                       (659)     (10,776)          --
Proceeds on the disposal of property,
  plant and equipment                              3,745          996           --
                                               ---------    ---------    ---------
Net cash used for investing activities           (22,114)    (139,301)    (309,303)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in
  floor plan payable, net                        (56,355)     (44,953)      29,555
Increase (decrease) in
  other long-term debt                             1,584       12,240       (1,884)
Common stock repurchased                            (863)     (22,520)          --
Common stock issued, net                             332        4,433        7,040

Proceeds from senior notes                            --      197,300           --
Increase (decrease) in
  long-term bank debt, net                            --     (118,000)     118,000
Tax benefit of stock options exercised                --        1,000        5,100
Deferred financing costs                              --       (1,116)          --
                                               ---------    ---------    ---------
Net cash provided by (used for)
  financing activities                           (55,302)      28,384      157,811
                                               ---------    ---------    ---------
Net increase (decrease) in
  cash and cash equivalents                       37,296      (10,981)     (36,452)
Cash and cash equivalents
  at beginning of period                          12,847       23,828       60,280
                                               ---------    ---------    ---------

Cash and cash equivalents
  at end of period                             $  50,143    $  12,847    $  23,828
                                               =========    =========    =========

ADDITIONAL CASH FLOW INFORMATION
Cash paid for interest                         $  30,151    $  27,617    $  14,919
Cash paid for income taxes                     $   4,977    $  49,692    $  53,259

CASH FLOWS FROM ACQUISITIONS
Guaranteed purchase price                      $     165    $  71,600    $ 285,675
Less:  Unpaid portion of
  guaranteed purchase price                           --           --      (17,577)
Less:  Cash acquired                                  --      (18,999)     (15,193)
Plus:  Payment of deferred and
  contingent portions of purchase price           10,000       26,079        5,100
Plus:  Acquisition costs                              --          451        2,178
                                               ---------    ---------    ---------
                                               $  10,165    $  79,131    $ 260,183
                                               =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

                                                                                     Accumulated
                                                         Capital in                     other                     Total
                                      Common stock       excess of     Retained     comprehensive             comprehensive
                                   Shares      Amount    par value     earnings         income       Total       income
                                   ------      ------   -----------    --------     -------------    -----    -------------

Balance January 3, 1998             46,600    $  46,600    $  14,338    $ 220,742    $  (1,264)   $ 280,416

Net income                              --           --           --       94,198           --       94,198    $  94,198
Stock option and benefit plans       1,208        1,208       12,579           --           --       13,787
Tax benefit of stock options            --           --        5,100           --           --        5,100
Issuance for acquisition               462          462       11,632           --           --       12,094
Foreign currency
    translation adjustments             --           --           --           --         (349)        (349)        (349)
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance January 2, 1999             48,270       48,270       43,649      314,940       (1,613)     405,246    $  93,849
                                                                                                               =========

Net income                              --           --           --       50,042           --       50,042    $  50,042
Stock option and benefit plans         814          814        9,251           --           --       10,065
Common stock repurchases            (1,780)      (1,780)     (20,740)          --           --      (22,520)
Tax benefit of stock options            --           --        1,000           --           --        1,000
Foreign currency
    translation adjustments             --           --           --           --          429          429          429
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance January 1, 2000             47,304       47,304       33,160      364,982       (1,184)     444,262    $  50,471
                                                                                                               =========

Net loss                                --           --           --     (147,332)          --     (147,332)   $(147,332)
Stock option and benefit plans         170          170          702           --           --          872
Common stock repurchases              (117)        (117)        (746)          --           --         (863)
Foreign currency
    translation adjustments             --           --           --           --         (130)        (130)        (130)
                                 ---------    ---------    ---------    ---------    ---------    ---------    ---------
Balance December 30, 2000           47,357    $  47,357    $  33,116    $ 217,650    $  (1,314)   $ 296,809    $(147,462)
                                 =========    =========    =========    =========    =========    =========    =========

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

BUSINESS

The Company is the industry's leading producer of manufactured housing with operations and markets located throughout the U.S. and in western Canada. The Company is also a leading retailer of manufactured housing with sales centers in 28 states.

REVENUE RECOGNITION

For wholesale shipments to independent retailers, sales revenue is recognized when wholesale floor plan financing or retailer credit approval has been received, the home is shipped and title is transferred. For wholesale shipments to independent retailers, the Company has no obligation to install or set up the home upon retail sale to the consumer-homebuyer. As is customary in the manufactured housing industry, the majority of the Company's wholesale shipments to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of either 12 or 15 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to purchase the related floor plan loans or repurchase the homes from the lender. The repurchase price is equal to the unpaid balance of the floor plan loans, plus certain administrative costs incurred by the lender to repossess the homes, less any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 9.

Wholesale shipments to independent retailers that are subject to repurchase agreements are not consignment sales or financings because the Company does not provide financing for sales to independent retailers; retailers do not have the right to return homes purchased from the Company; retailers are responsible to the floor plan lenders for interest costs; and, the Company does not refund a portion of the original net selling price representative of interest cost on the retailers' floor plan obligations.

For retail sales to consumers from Company-owned retail sales centers, sales revenue is recognized when the home has been delivered, set-up and accepted by the consumer, title has been transferred and either funds have been released by the finance company (financed deals) or cash has been received from the homebuyer (cash deals).

The Company's revenue recognition policies were in compliance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" issued by the Securities and Exchange Commission. Therefore adoption of SAB No. 101 by the Company in the fourth quarter of 2000 had no effect on the Company's reported results of operations, financial position or cash flows.

The Financial Accounting Standards Board (FASB) Emerging Issues Task Force
(EITF) No. 00-10 "Accounting for Shipping and Handling Fees and Costs" was adopted in the fourth quarter of 2000. The adoption of EITF 00-10 resulted in the reclassification of manufacturing segment delivery revenue to net sales from cost of sales. Prior year net sales and cost of sales have been reclassified accordingly. Delivery costs are and have been included in cost of sales. The net amount of delivery revenue reclassified to net sales was $56 million, $76 million and $79 million in 2000, 1999 and 1998, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (PP&E) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements - 3 to 15 years; buildings and improvements - 8 to 33 years; and machinery and equipment - 3 to 15 years. Depreciation expense was $26.6 million, $24.3 million and $17.7 million in 2000, 1999 and 1998, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. In 2000 the Company recorded PP&E impairment charges of $10.5 million. See Note 11.

GOODWILL

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited, which through 2000, was generally 40 years. Commencing in 2001, remaining goodwill from retail acquisitions will be amortized over 20 years. Amortization expense was $13.7 million, $13.6 million, and $9.2 million in 2000, 1999 and 1998, respectively. The recoverability of goodwill is evaluated whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, primarily based on each business' projected undiscounted cash flows. In 2000 the Company recorded goodwill impairment charges of $189.7 million. See Note 13.

UNCONSOLIDATED SUBSIDIARIES

The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company's net investment in these companies totaled $6.2 million and $9.7 million at December 30, 2000 and January 1, 2000, respectively. Equity method losses from these companies totaling $2.0 million in 2000 and $1.1 million in 1999 were recorded in general and administrative expenses.

WARRANTY OBLIGATIONS

The Company's manufacturing operations provide the retail homebuyer with a twelve-month warranty from the date of retail purchase. Estimated warranty costs are accrued as cost of sales at the time of sale.

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

STOCK BASED COMPENSATION PROGRAMS

The Company accounts for its stock based employee compensation programs under Accounting Principles Board (APB) Opinion No. 25. The additional disclosures and pro forma information required by SFAS No. 123 are included in Note 10.

ADVERTISING

Advertising costs are expensed as incurred. Total advertising expense was approximately $24 million, $15 million and $10 million in 2000, 1999 and 1998, respectively.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138. SFAS 133, as amended, did not have a material impact on the Company's results of operations, financial position or cash flows, and did not require the recording of a transition adjustment upon adoption by the Company in January 2001.


NOTE 2 - INVENTORIES

A summary of inventories by component at December 30, 2000 and January 1, 2000 follows:


(In thousands)                                                   2000           1999
                                                                 ----           ----

New and pre-owned manufactured homes                         $  143,892     $   225,730
Raw materials and work-in-process                                44,980          59,062
Other inventory                                                  28,893          17,093
                                                             ----------     -----------
                                                             $  217,765     $   301,885
                                                             ==========     ===========



NOTE 3 - BUSINESS COMBINATIONS

In 1999 the Company acquired two manufactured housing retail organizations, one manufactured housing company with six homebuilding facilities and one manufactured housing communities developer. In 1998 the Company acquired 14 manufactured housing retail organizations and one manufactured homebuilding facility. The aggregate purchase price for these acquisitions consisted of total guaranteed purchase price of $365 million and total contingent purchase price of up to $226 million potentially payable through 2003 based upon post-acquisition performance of the acquired businesses. In connection with the 1998 acquisitions the Company assumed $105 million of floor plan liabilities.

The acquisitions were recorded using the purchase method and resulted in the recording of initial goodwill of $377 million. Recognition of additional purchase price related to contingent amounts results in the recording of a corresponding amount of goodwill. During 2000, 1999 and 1998 contingent purchase price of $6 million, $23 million and $35 million, respectively, was recorded. During 2000, 1999 and 1998 the Company made net cash payments of $10 million, $79 million and $253 million, respectively, and in 1998 issued common stock valued at $12 million, for these and other miscellaneous acquisitions.

The results of operations of acquisitions are included with those of the Company from the respective acquisition dates. Following are the summarized unaudited pro forma combined results of operations for the year ended January 2, 1999, assuming the 1999 and 1998 acquisitions had taken place at the beginning of the fiscal year. Pro forma results of operations are not presented for the year ended January 1, 2000 because the significant acquisitions occurred in January 1999, and their full year results of operations are included in the Company's actual results. The preacquisition results of operations for other 1999 acquisitions are immaterial. The unaudited pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisitions been completed when assumed.


(In millions, except per share amounts)
                                                                1998
                                                                ----

Net sales                                                      $2,645
                                                               ======

Income before income taxes                                     $  167
Income taxes                                                       67
                                                               ------
Net income                                                     $  100
                                                               ======

Per diluted share                                              $ 2.03
                                                               ======


NOTE 4 - EARNINGS PER SHARE

The numerator used in the Company's earnings per share (EPS) calculations is net income (loss) as reported in the financial statements. The denominators used in the Company's EPS calculations are as follows. Weighted average shares outstanding are used in calculating basic EPS. Weighted average shares outstanding plus the effect of dilutive securities are used in calculating diluted EPS. The Company's dilutive securities consist of its outstanding stock options. Dilutive securities were not considered in determining diluted EPS in 2000 because the effect on the net loss would have been anti-dilutive. The amount of potentially dilutive securities that were excluded from the determination of diluted EPS in 2000 was 76,000 shares. A reconciliation of the denominators follows:


(In thousands)
                                                 2000          1999        1998
                                                 ----          ----        ----

Weighted average shares outstanding             47,252        48,227       47,780
Effect of dilutive securities-options                -           662        1,504
                                                ------        ------       ------
Shares for diluted EPS                          47,252        48,889       49,284
                                                ======        ======       ======


NOTE 5 - DEBT

On May 3, 1999 the Company completed an offering of $200 million of unsecured Senior Notes due May 15, 2009, with interest payable semi-annually at an annual rate of 7.625%. The net proceeds from the offering totaling $197.3 million were primarily used to reduce bank debt.

The Company has a revolving credit agreement, maturing in May 2003, with a group of banks for a secured line of credit that totaled $45 million as of December 30, 2000. Effective March 1, 2001 the line of credit automatically increased to $75 million. At the Company's request and upon a majority approval by the bank group, the line of credit may be further increased to $90 million. The agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying accounts receivable and inventories, as defined therein. For the four months from October 2000 to January 2001 the calculated borrowing base averaged $70 million and the February 2001 calculated borrowing base was $63 million. As of December 30, 2000, the Company had no cash borrowings and $33 million of letters of credit outstanding under the facility.

Borrowings under the credit agreement bear interest at the bank's prime rate plus 1%. The Company's letters of credit fees are 3% annually and commitment fees are 0.625% annually on the unused portion of the facility. The agreement contains covenants which, among other things, limit additional indebtedness and capital spending and require maintenance of minimum consolidated cash flows from operations and net worth, as defined. The amount of unrestricted retained earnings at December 30, 2000 was $57 million. Under the credit agreement, the Company has pledged as collateral certain of its current assets, including certain accounts receivable and inventories, other personal property and intangible assets, subject to negative pledge limitations in the Company's Senior Notes. In February 2001, the revolving credit line was amended to provide more flexible financial performance covenants.

Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate to the prime rate plus up to 3%.

NOTE 6 - SHAREHOLDERS' EQUITY

The Company has 120 million shares of common stock authorized. In addition, there are five million authorized but unissued shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board has the authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation.

In February 1999 the Board of Directors authorized a common stock repurchase program for up to 3.0 million shares. Pursuant to this authorization, the Company repurchased 117,000 shares of its common stock during 2000 and 1.8 million shares in 1999 for $0.9 million and $22.5 million, respectively. In June 2000, the program was suspended.


The Board of Directors has reserved 750,000 preferred shares for issuance in connection with the 1996 Shareholders Rights Plan. Each outstanding share of the Company's common stock is entitled to one Preferred Stock Purchase Right. Each Right entitles shareholders to buy one two-hundredth share of preferred stock for $140 and becomes exercisable only if a third party acquires or announces an intention to acquire 20% or more of the Company's common stock. The Rights expire on February 5, 2006 unless redeemed or exercised.



NOTE 7 - INCOME TAXES

Pretax income (loss) for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 was taxed under the following jurisdictions:



(In thousands)                                    2000           1999        1998
                                                  ----           ----        ----

Domestic                                       ($219,664)     $ 79,090     $155,716
Foreign                                             (668)        2,952        1,082
                                               ---------      --------     --------
  Total                                        ($220,332)     $ 82,042     $156,798
                                               =========      ========     ========

The provisions for income taxes (benefits) were as follows:



(In thousands)                                      2000        1999        1998
                                                    ----        ----        ----

Current
  Federal                                        ($24,000)    $36,000      $54,400
  Foreign                                            (100)      1,400          600
  State                                            (5,200)      4,500        8,000
                                                 --------     -------      -------

   Total current                                  (29,300)     41,900       63,000
                                                 --------     -------      -------

Deferred
  Federal                                         (39,400)     (9,100)        (300)
  Foreign                                            (100)        100          (50)
  State                                            (4,200)       (900)         (50)
                                                 --------     -------      -------

   Total deferred                                 (43,700)     (9,900)        (400)
                                                 --------     -------      -------

   Total provision (benefits)                    ($73,000)    $32,000      $62,600
                                                 ========     =======      =======


The provisions for income taxes (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences:



(Dollars in thousands)                              2000         1999         1998
                                                    ----         ----         ----

Statutory U.S. tax rate                         ($77,100)     $28,700      $54,900
Increase (decrease) in rate resulting from
  State taxes, net of federal benefit             (7,600)       2,900        5,200
  Nondeductible goodwill impairment                9,900           -            -
  Other                                            1,800          400        2,500
                                                --------      -------      -------
Total provision (benefits)                      ($73,000)     $32,000      $62,600
                                                ========      =======      =======
Effective tax rate                                   33%           39%          40%
                                                ========      =======      =======


Deferred tax assets and liabilities are comprised of the following as of December 30, 2000 and January 1, 2000:


(In thousands)                                        2000        1999
                                                      ----        ----

Assets

  Warranty reserve                              $   20,900     $   24,800
  Insurance accruals                                10,400          9,200
  Goodwill                                          46,700              -
  Employee compensation                              6,000          5,700
  Loss from independent retailer bankruptcy            900          7,800
  Acquisition-related reserves                       3,500          3,500
  Volume rebates                                     5,000          2,300
  Other                                              4,200          9,900
                                                ----------     ----------
  Gross deferred tax assets                         97,600         63,200
                                                ----------     ----------

Liabilities
  Depreciation                                       6,100          2,600
  Canadian withholding                                 500            500
  Safe harbor leases                                   400          1,800
  Goodwill                                               -         11,300
                                                ----------     ----------
Gross deferred tax liabilities                       7,000         16,200
                                                ----------     ----------
Net deferred tax assets                         $   90,600     $   47,000
                                                ==========     ==========

Net deferred tax assets
  Current                                       $   30,600     $   42,400
  Non-current                                       60,000          4,600
                                                ----------     ----------
                                                $   90,600     $   47,000
                                                ==========     ==========



NOTE 8 - RETIREMENT PLANS

The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing one year of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees' contributions. Company contributions vest when made. Amounts expensed under these plans were $3.6 million in 2000, $4.7 million in 1999, and $3.4 million in 1998.



NOTE 9 - CONTINGENT LIABILITIES

The majority of the Company's manufacturing sales to independent retailers are made pursuant to repurchase agreements. The contingent obligations under these agreements are spread over many retailers and financial institutions, and are reduced by the resale value of the homes which may be repurchased. The maximum repurchase obligation is calculated as the total amount that would be paid upon the default of all the Company's independent retailers, without reduction for the resale value of the repurchased homes. The maximum potential repurchase obligation was approximately $430 million at December 30, 2000, compared to $630 million at January 1, 2000. Potential losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net resale value of the homes. Repurchase losses totaled $6.0 million in 2000, $2.9 million in 1999, excluding the losses from the bankruptcy discussed below, and $0.4 million in 1998.


In 1999 Champion's former largest independent retailer declared bankruptcy. In the bankruptcy proceedings the Company repurchased 1,850 homes for approximately $70 million which were financed through floor plan borrowings. Pretax charges of $33.6 million were recorded in the third quarter of 1999 for the estimated losses associated with the bankruptcy, consisting of $26.5 million to write down the repurchased homes to estimated net resale value (included in cost of sales) and $7.1 million to write off uncollectible receivables (included in selling, general and administrative expenses). Previously, the $33.6 million of losses related to the bankruptcy were presented as a separate component of operating income. In the second quarter of 2000, a loss of $5 million was recorded for an additional write down of the value of the remaining repurchased homes (in cost of sales). Substantially all the repurchased homes had been liquidated by the end of the third quarter of 2000.

At December 30, 2000 the Company was contingently obligated for additional purchase price of up to $133 million related to its 1999 and 1998 acquisitions. Management currently believes that payment of $1 million of this contingent purchase price is reasonably possible.

Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law. The Company retains a significant portion of risk of certain losses related primarily to medical benefits, workers' compensation and general, product and auto liability and has established reserves for its retained portion of these risks.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Management believes the ultimate liability with respect to these actions will not have a material effect on the Company's financial position or results of operations.

At December 30, 2000, the Company was contingently obligated for approximately $40 million under surety bonds and $33 million under letters of credit, generally to support insurance, industrial revenue bond financing, and licensing and service bonding requirements.



NOTE 10 - STOCK OPTION AND INCENTIVE PLANS

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


Amounts charged to expense in connection with the grants and awards under these plans and agreements totaled $0.8 million in 2000, $4.6 million in 1999 and $6.8 million in 1998. There were 4,850,000, 2,183,000 and 745,000 shares reserved for future grants and awards at December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

The following table summarizes the changes in outstanding stock options during the last three years:


                                                                     Number          Weighted average
                                                                   of shares          exercise price
                                                                 (in thousands)          per share
                                                                 --------------          ---------



                     Outstanding at January 3, 1998                   4,117               $ 9.62

                        Granted                                       3,899                20.54
                        Exercised                                    (1,305)                7.75
                        Canceled or forfeited                          (784)               19.13
                                                                     ------               ------

                     Outstanding at January 2, 1999                   5,927                15.95

                        Granted                                       1,956                16.07
                        Exercised                                      (652)                5.57
                        Canceled or forfeited                          (359)               19.57
                                                                     ------               ------

                     Outstanding at January 1, 2000                   6,872                16.78

                        Granted                                       1,923                 4.20
                        Exercised                                        (4)                2.78
                        Canceled or forfeited                        (3,328)               20.47
                                                                     ------               ------

                     OUTSTANDING AT DECEMBER 30, 2000                 5,463               $10.12
                                                                     ======               ======




The following table summarizes information regarding stock options outstanding at December 30, 2000:



                                 Options Outstanding                Options Exercisable
                        --------------------------------------  ---------------------------
                                                       Average                      Average
                           Number      Weighted       exercise        Number       exercise
       Range of          of shares      average       price per      of shares     price per
    exercise prices   (in thousands)  life (years)      share      (in thousands)    share
    ---------------   --------------  ------------      -----      --------------    -----

    $1.25-$7.00             2,282           5.5      $  4.17             606      $   4.03
    $7.01-$14.00            1,633           4.7         8.87           1,545          8.86
    $14.01-$21.00           1,044           6.8        18.45             540         17.98
    $21.01-$28.50             504           7.7        23.85             161         24.35
                        ---------     ---------     --------      ----------     ---------
                            5,463           5.7      $ 10.12           2,852      $  10.44
                        =========     =========     ========      ==========     =========


As of January 1, 2000, exercisable shares totaled 1,919,000 with a weighted average exercise price of $12.53 per share. As of

January 2, 1999, exercisable shares totaled 1,547,000 with a weighted average exercise price of $8.69 per share.

The number of shares issued through stock awards in 2000, 1999 and 1998 was 24,800, 91,119 and 34,400, respectively, with award date fair values per share of $6.88, $19.07 and $24.63, respectively.

As permitted by SFAS Statement No. 123, the Company has elected to continue to account for its stock based plans under APB Opinion No. 25. If compensation costs for the Company's stock based compensation plans had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, pro forma net income (loss) and earnings (loss) per share would have been the amounts indicated below:


                                              2000            1999           1998
                                              ----            ----           ----

Net income (loss) (in millions)            ($147.0)          $41.8         $ 90.8
Basic EPS (loss)                             (3.11)           0.87           1.90
Diluted EPS (loss)                          ($3.11)          $0.87         $ 1.84


In determining the pro forma amounts in accordance with SFAS No. 123, the fair value of each stock option grant or award is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:


                                             2000          1999          1998
                                             ----          ----          ----

Risk free interest rate                      5.7%          5.9%          5.2%
Expected life (years)                        3.4           3.3           4.4
Expected volatility                           37%           37%           38%
Expected dividend                             --            --            --


The weighted average per share fair value of stock options granted during 2000, 1999 and 1998 was $1.52, $6.97 and $9.01, respectively, for options granted at market value, and $1.93, $11.17 and $13.11, respectively, for options granted at less than market value. Total stock based compensation costs that would have been charged to income under SFAS No. 123 were $0.2 million, $18.1 million and $12.4 million in 2000, 1999 and 1998, respectively. In 2000, SFAS No. 123 pro forma compensation costs were reduced by the reversal of prior year pro forma compensation costs totaling $7.4 million for forfeitures of unvested options during the year.

NOTE 11 - SEGMENT INFORMATION

The Company operates principally in two segments in the manufactured housing industry: (1) production and wholesale distribution and (2) retail selling. The accounting policies of the segments are the same as those described in Note 1 "Summary of Significant Accounting Policies". Manufacturing segment sales to the retail segment and related manufacturing profits are included with the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment's results include corporate office costs that are directly and exclusively incurred for the segment. General corporate expenses include the costs and equity method losses from development operations. Intercompany profit in inventory represents the change in manufacturing segment gross profit in Champion-produced inventory at Company-owned retailers.

The Company evaluates the performance of its segments and allocates resources to them primarily based on earnings before interest, taxes, goodwill amortization and general corporate expenses (EBITA), excluding goodwill impairment charges and losses associated with the 1999 independent retailer bankruptcy. The Company also evaluates the performance of its segments based on return on net capital employed (working capital plus net fixed assets).

Expenditures during 2000 for long-lived assets were $7 million for the manufacturing segment and $7 million for the retail segment. In addition, corporate expenditures for long-lived assets totaled $1 million. These amounts compare to $65 million, $43 million and $4 million for the manufacturing, retail and corporate segments, respectively, in 1999, and $38 million, $325 million and $1 million, respectively, in 1998, including goodwill for each segment.

Reconciliations of segment sales to consolidated sales, segment EBITA to consolidated operating income (loss) and segment depreciation expense to consolidated depreciation expense in 2000, 1999 and 1998, and segment assets to consolidated assets as of December 30, 2000, January 1, 2000 and January 2, 1999, were as follows:


(In thousands)

Net sales                                                   2000               1999             1998
                                                            ----               ----             ----

   Manufacturing                                       $  1,564,026       $  2,068,627     $  1,986,317
   Retail                                                   606,708            787,011          561,659
   Less: intercompany                                      (249,000)          (291,000)        (215,000)
                                                       ------------       ------------     ------------
   Consolidated net sales                              $  1,921,734       $  2,564,638     $  2,332,976
                                                       ============       ============     ============

Operating income (loss)
   Manufacturing EBITA
     before losses from independent
     retailer bankruptcy                               $     50,974       $    132,110     $    164,863
   Retail EBITA (loss)                                       (9,109)            51,372           47,259
   General corporate expenses                               (30,803)           (24,255)         (22,419)
   Intercompany profit in inventory                           4,200             (4,400)         (10,200)
   Goodwill amortization                                    (13,717)           (13,645)          (9,219)
   Goodwill impairment charges                             (189,700)                 -                -
   Losses from independent retailer bankruptcy               (5,000)           (33,600)               -
                                                       ------------       ------------     ------------
   Consolidated operating income (loss)                $   (193,155)      $    107,582     $    170,284
                                                       ============       ============     ============

Total assets
   Manufacturing                                       $    392,404       $    498,259     $    421,670
   Retail                                                   367,905            632,067          546,460
   Corporate and developments                               197,584             88,154           74,346
   Intercompany elimination                                 (15,837)           (35,540)         (20,804)
                                                       ------------       ------------     ------------
   Consolidated total assets                           $    942,056       $  1,182,940     $  1,021,672
                                                       ============       ============     ============

Depreciation expense
    Manufacturing                                      $     18,418       $     18,066     $     14,487
    Retail                                                    7,181              5,381            2,649
    Corporate and developments                                  990                798              556
                                                       ------------       ------------     ------------

    Consolidated depreciation expense                  $     26,589       $     24,245     $     17,692
                                                       ============       ============     ============


Included in 2000 manufacturing segment EBITA are non-cash fixed asset impairment charges of $2.5 million related to plant closures and $6.9 million of property insurance gains. Included in 2000 retail segment EBITA are non-cash fixed asset impairment charges of $4.0 million related to sales center closures. Included in 2000 general corporate expenses are $4.0 million of non-cash fixed asset impairment charges related to development operations, $1.5 million of which was recognized upon the sale of a majority interest in certain developments, and $2.5 million of which was recognized due to insufficient estimated future cash flows from a wholly-owned development.

All cash balances and deferred tax assets are classified as corporate assets. Retail floor plan interest expense not charged to retail segment EBITA totaled $13.2 million, $12.5 million and $6.7 million in 2000, 1999 and 1998, respectively.


NOTE 12 - LEASES

Most of the Company's retail sales locations and certain of its other facilities are leased under terms that range from monthly to five years. Rent expense was $15.0 million in 2000, $11.0 million in 1999 and $5.5 million in 1998.


NOTE 13 - GOODWILL IMPAIRMENT CHARGES

The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows.

Industry conditions in 2000, including excess number of retail locations and inventory levels, tightened consumer credit standards, high consumer repossession levels, and higher interest rates for purchasers of manufactured housing, resulted in lower sales volumes and sales center closures for the Company's acquired retail businesses.

Beginning in the second half of 1999, consumer finance companies began tightening credit eligibility requirements and increasing down payment requirements for consumer loans in the manufactured housing industry. The Company monitored these changes throughout 1999 and through the third quarter of 2000 with an expectation that underwriting standards would be relaxed and/or other lenders would enter the marketplace to compete. During this period an increasing number of repossessed manufactured homes were also becoming available in the market. These factors contributed to declining retail sales of new homes in the industry and at Company-owned retailers. In the first half of 2000, almost all of the Company's acquisitions were sufficiently profitable such that the carrying value of the goodwill continued to appear to be recoverable. In the third quarter of 2000 certain of the Company's retail acquisitions incurred operating losses and the Company closed and consolidated 29 under performing retail sales centers; however, the Company's long-term forecast for these retailers was sufficiently profitable that the goodwill appeared to be recoverable. These long-term forecasts were based on past operating results, management plans, and expectations for the industry.


In the fourth quarter of 2000, industry conditions continued to worsen. The Company's retail losses continued into October. By late November it appeared that the month's retail traffic dropped by approximately 45%, consumer financing continued to tighten and a significant operating loss was forecasted for the retail segment. On December 1, 2000, industry wholesale shipment data for October were released showing a 32% decline from 1999. Third quarter industry retail data showed declines of approximately 25% and October appeared to also decline. It became apparent to management that additional lenders were not coming into the market and tightened underwriting standards were going to prevail longer term. During the fourth quarter management committed to close 25 additional under performing sales centers. The culmination of these factors suggested to the Company that a detailed review regarding the recoverability of long-lived assets was required. The assessment was performed using lower volume and growth assumptions than previously assumed due to the continued downturn in the industry and lowered future expectations. As a result of this assessment, in the fourth quarter of 2000, the Company recorded non-cash pretax goodwill impairment charges of $189.7 million, consisting of $180.0 million for seven acquired retail companies and $9.7 million for two acquired manufacturing companies.


NOTE 14 - SUBSIDIARIES' GUARANTY OF INDEBTEDNESS

Substantially all the Company's subsidiaries are guarantors of the indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the parent company issuer has no independent assets or operations and the non-guarantor subsidiaries of the Company, individually and in the aggregate, are minor in relation to consolidated totals of the Company. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in thousands,                 First        Second        Third        Fourth
   except per share amounts)          Quarter       Quarter      Quarter       Quarter           Total
2000
Net sales
  Manufacturing                     $ 435,802     $ 439,277     $ 378,449     $ 310,498     $ 1,564,026
  Retail                              167,507       166,934       148,619       123,648         606,708
  Less: intercompany                  (68,000)      (73,000)      (61,000)      (47,000)       (249,000)
Total net sales                       535,309       533,211       466,068       387,146       1,921,734
Cost of sales                         451,338       447,791       390,359       330,415       1,619,903
Gross margin                           83,971        85,420        75,709        56,731         301,831
Selling, general and
  administrative expenses              74,801        73,254        75,420        81,811         305,286
Goodwill impairment charges                --            --            --      (189,700)       (189,700)
Operating income (loss)                 9,170        12,166           289      (214,780)       (193,155)
Interest expense, net                   6,969         6,844         6,762         6,602          27,177
Pretax income (loss)                    2,201         5,322        (6,473)     (221,382)       (220,332)
Net income (loss)                       1,301         2,822        (3,973)     (147,482)       (147,332)
Basic earnings (loss) per share          0.03          0.06         (0.08)        (3.12)          (3.12)
Diluted earnings (loss) per share   $    0.03     $    0.06     ($   0.08)    ($   3.12)    ($     3.12)
Homes sold
  Wholesale                            15,351        14,961        12,393         9,737          52,442
  Retail - new                          3,315         3,176         2,776         2,216          11,483
  Retail - pre-owned                      906           713           650           594           2,863
Wholesale multi-section mix                66%           69%           73%           77%             71%
Locations at period end
  Manufacturing facilities                 59            57            55            53              53
  Sales centers                           285           291           270           260             260

1999
Net sales
  Manufacturing                     $ 528,952     $ 552,005     $ 514,348     $ 473,322     $ 2,068,627
  Retail                              185,154       214,995       211,516       175,346         787,011
  Less: intercompany                  (70,000)      (82,000)      (76,000)      (63,000)       (291,000)
Total net sales                       644,106       685,000       649,864       585,668       2,564,638
Cost of sales                         533,079       561,293       574,424       496,072       2,164,868
Gross margin                          111,027       123,707        75,440        89,596         399,770
Selling, general and
  administrative expenses              70,293        69,633        78,628        73,634         292,188
Operating income (loss)                40,734        54,074        (3,188)       15,962         107,582

Interest expense, net                   5,979         6,250         6,533         6,778          25,540
Pretax income (loss)                   34,755        47,824        (9,721)        9,184          82,042
Net income (loss)                      21,155        29,224        (5,921)        5,584          50,042
Basic earnings (loss) per share          0.44          0.60         (0.12)         0.12            1.04
Diluted earnings (loss) per share   $    0.43     $    0.59     ($   0.12)    $    0.12     $      1.02
Homes sold
  Wholesale                            18,830        19,160        17,560        16,211          71,761
  Retail - new                          3,833         4,343         4,299         3,378          15,853
  Retail - pre-owned                      996         1,090         1,037           979           4,102
Wholesale multi-section mix                65%           66%           67%           68%             66%
Locations at period end
  Manufacturing facilities                 65            65            62            60              60
  Sales centers                           268           282           291           280             280


In the fourth quarter of 2000, the Company recorded goodwill impairment charges of $189.7 million ($127.8 million after tax or $2.70 per diluted share).

In connection with the 1999 bankruptcy of the Company's former largest independent retailer, the Company recorded losses totaling $38.6 million consisting of $26.5 million in cost of sales and $7.1 million in SG&A in the third quarter of 1999 and $5.0 million in cost of sales in the second quarter of 2000. Previously, the $33.6 million loss recorded in the third quarter of 1999 was presented as a separate component of operating income and the $5.0 million loss recorded in the second quarter of 2000 was included in SG&A. See Note 9.

The adoption of EITF No. 00-10 in the fourth quarter of 2000 resulted in the reclassification of manufacturing segment delivery revenue to net sales from cost of sales. Net sales and cost of sales for each quarter of 2000 and 1999 have been restated accordingly. See "Revenue Recognition" in Note 1.

Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

                                INDEX TO EXHIBITS

Exhibit No.                   Description

      3.1 Restated Articles of Incorporation of the Company, filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      3.2 Amendment to Restated Articles of Incorporation of the Company, filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

      3.3 Article III of the Company's Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Company's Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

      3.4 Certificate of Correction to Articles of Incorporation of the Company, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      3.5 Bylaws of the Company as amended through February 22, 1999, filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      4.1 Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as
                Exhibit 4.1 to the Company's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.2 Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Company's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.3 Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      4.4 Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      4.5 Registration Rights Agreement dated as of April 28, 1999 between the Company; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company's Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

      4.6 Form of Rights Certificate, filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

      4.7 Rights Agreement by and between the Company and Harris Trust and Savings Bank, filed as Exhibit 2 to the Company's Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

      10.1 Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

      10.2 First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.3 Credit Agreement by and among the Company; the guarantors party; the banks party; PNC Bank, National Association, as Administrative Agent; Bank One Capital Markets, Inc., as Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Keybank National Association, Bank of America, N.A. and Wachovia Bank, N.A., as Co-Agents dated as of May 5, 1998, as amended by Amendment No. 1 to Credit Agreement, dated as of December 18, 1998; as amended by Amendment No. 2 to Credit Agreement, dated as of March 31, 1999; as amended by Amendment No. 3 to Credit Agreement, dated as of July 1, 1999; as amended by Amendment No. 4 to Credit Agreement, dated as of February 14, 2000; as amended by Amendment No. 5 to Credit Agreement, dated as of June 15, 2000; and as amended by Amendment No. 6 to Credit Agreement dated as of November 20, 2000.

      10.4 Seventh Amendment dated February 13, 2001 to the Credit Agreement dated May 5, 1998 by and among the Company; the guarantors party; the banks party; PNC Bank, National Association, as Agent; Bank One, Michigan, as Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Harris Trust and Savings Bank, Keybank, National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents.

      10.5 *Champion Enterprises, Inc. 1993 Management Stock Option Plan, as amended and restated as of October 27, 1998, filed as Exhibit
                10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.6 *Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company's Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

      10.7 *First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      10.8 *Second Amendment dated April 28, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.9 *Third Amendment dated October 27, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.10 *Fourth Amendment dated April 27, 1999 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as
                Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

      10.11 *Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company's Form S-8 dated September 17, 1998 and incorporated herein by reference.

      10.12 *Deferred Compensation Plan, filed as Exhibit 4.2 to the Company's Form S-8 dated September 17, 1998 and incorporated herein by reference.

      10.13 *Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company's Form S-8 dated February 26, 1999 and incorporated herein by reference.

      10.14 *Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.15 *2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated December 28, 2000 and incorporated herein by reference.

      10.16 *First Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 dated December 28, 2000 and incorporated herein by reference.

      10.17 *Salesperson Retention Plan, filed as Exhibit 99(a) to the Company's Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.

      10.18 *Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

      10.19 *Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as
                Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

      10.20 *Letter Agreement dated October 17, 2000 between the Company and Anthony S. Cleberg.

      10.21 *Change in Control Severance Agreement dated November 30, 2000 between the Company and Anthony S. Cleberg.

      10.22 *Letter Agreement dated May 1, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.23 *Change in Control Severance Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.24 *Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit
                10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.25 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and Philip C. Surles, filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.26 *Employment and Noncompetition Agreement dated January 8, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.27 *Letter Agreement dated September 11, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

      10.28 Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Company, and MMG Investments LLC, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      10.29 Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC, filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      10.30 *Letter Agreement dated September 28, 1998 between the Company and Donald D. Williams, filed as Exhibit 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

      10.31 *Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

      10.32 *Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr.

      10.33 *Change in Control Severance Agreement dated March 3, 1997 between the Company and John J. Collins, Jr., filed as Exhibit
                10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

      10.34 *Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and John J. Collins, Jr., filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporation herein by reference.

      10.35 *Agreement and General Release dated September 5, 2000 between the Company and Joseph H. Stegmayer.

      10.36 *Consulting Agreement dated September 5, 2000 between the Company and Joseph H. Stegmayer.

      11        Statement Regarding Computation of Per Share Earnings.

      21.1      Subsidiaries of the Company.

      23.1      Consent of PricewaterhouseCoopers LLP.

      99.1 Proxy Statement for the Company's 2001 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above exhibits to any shareholder upon written request addressed to the Investor Relations Department, Champion Enterprises, Inc., 2701 Cambridge Court, Suite 300, Auburn Hills, Michigan 48326.