Form 10-Q
period 2001-03-31
CHAMPION ENTERPRISES INC
filed 2001-05-14
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

          X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---          THE SECURITIES EXCHANGE ACT OF 1934.


         FOR QUARTER ENDED MARCH 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         ---       THE SECURITIES EXCHANGE ACT OF 1934.


           FOR THE TRANSITION PERIOD FROM              TO
                                          ------------    ------------

         Commission file number 1-9751



                           CHAMPION ENTERPRISES, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MICHIGAN                                  38-2743168
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     2701 Cambridge Court, Suite 300, Auburn Hills, MI           48326
     --------------------------------------------------       -----------
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

     47,767,136 shares of the registrant's $1.00 par value Common Stock were outstanding as of April 27, 2001.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                         Unaudited
                                                     Three Months Ended
                                                   -----------------------
                                                   March 31,     April 1,
                                                     2001         2000
                                                   ---------    ----------
Net sales                                          $326,312     $535,309

Cost of sales                                       281,504      451,338
                                                   ---------    ----------

Gross margin                                         44,808       83,971

Selling, general and administrative expenses         79,563       74,801
                                                   ---------    ----------

Operating income (loss)                             (34,755)       9,170

Interest expense, net                                 6,428        6,969
                                                   ---------    ----------

Income (loss) before income taxes                   (41,183)       2,201

Income taxes (benefits)                             (15,100)         900
                                                   ---------    ----------

Net income (loss)                                  $(26,083)    $  1,301
                                                   =========    ==========



Basic earnings (loss) per share                      $(0.55)       $0.03
                                                   =========    ==========

Weighted shares for basic EPS                        47,496       47,247
                                                   =========    ==========



Diluted earnings (loss) per share                    $(0.55)       $0.03
                                                   =========    =========-

Weighted shares for diluted EPS                      47,496       47,354
                                                   =========    ==========



See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                           Consolidated Balance Sheets
                       (In thousands, except par value)

                                                    Unaudited
                                                    March 31,     December 30,
                                                       2001          2000
                                                   -----------    ------------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   19,029     $   50,143
  Accounts receivable, trade                           50,579         31,132
  Inventories                                         211,607        217,765
  Deferred taxes and other current assets              89,900         77,493
                                                   -----------    ------------
    Total current assets                              371,115        376,533
                                                   -----------    ------------

PROPERTY AND EQUIPMENT
  Cost                                                311,835        320,873
  Less-accumulated depreciation                       118,075        113,596
                                                   -----------    -----------
                                                      193,760        207,277
                                                   -----------    ------------
GOODWILL
  Cost                                                320,570        320,656
  Less-accumulated amortization                        49,509         46,686
                                                   -----------    ------------
                                                      271,061        273,970
                                                   -----------    ------------
DEFERRED TAXES AND OTHER ASSETS                        80,726         84,276
                                                   -----------    ------------

     Total assets                                  $  916,662     $  942,056
                                                   ===========    ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                               $  102,923     $  114,198
  Accounts payable                                     62,588         43,103
  Accrued warranty obligations                         47,931         49,304
  Accrued volume rebates                               42,385         45,552
  Accrued compensation and payroll taxes               17,486         19,034
  Other current liabilities                            72,876         71,662
                                                   -----------    ------------
    Total current liabilities                         346,189        342,853
                                                   -----------    ------------

LONG-TERM LIABILITIES
  Long-term debt                                      225,496        225,634
  Notes payable to bank                                 5,000              -
  Deferred portion of purchase price                   34,557         39,157
  Other long-term liabilities                          34,099         37,603
                                                   -----------    ------------
                                                      299,152        302,394
                                                   -----------    ------------
CONTINGENT LIABILITIES (Note 6)

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000
    authorized, none issued                                 -              -
  Common stock, $1 par value, 120,000
    authorized, 47,544 and 47,357 shares issued
    and outstanding, respectively                      47,544         47,357
  Capital in excess of par value                       33,700         33,116
  Retained earnings                                   191,567        217,650
  Accumulated other comprehensive income               (1,490)        (1,314)
                                                   -----------    ------------
    Total shareholders' equity                        271,321        296,809
                                                   -----------    ------------

    Total liabilities and shareholders' equity     $  916,662     $  942,056
                                                   ===========    ============

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                               (In thousands)

                                                             Unaudited
                                                         Three Months Ended
                                                       -----------------------
                                                       March 31,     April 1,
                                                         2001         2000
                                                       ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $(26,083)    $  1,301
                                                       ---------    ----------
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
  Depreciation and amortization                           9,336        9,728
  Refundable income tax                                 (15,100)           -
  Fixed asset impairment charges                          5,500            -
  Increase/decrease
    Accounts receivable                                 (19,447)     (18,284)
    Inventories                                           6,158        4,710
    Accounts payable                                     19,485       46,794
    Accrued liabilities                                   2,148      (10,094)
    Net cash charges to independent retailer
     bankruptcy reserve                                       -       (6,301)
    Other, net                                            3,630          (25)
                                                       ---------    ---------
Total adjustments                                        11,710       26,528
                                                       ---------    ----------
Net cash provided by (used for) operating activities    (14,373)      27,829
                                                       ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred and contingent purchase price payments          (8,233)     (10,165)
Additions to property and equipment                      (1,416)      (4,918)
Investments in and advances to
  unconsolidated subsidiaries                              (914)      (3,971)
Proceeds on disposal of fixed assets                          -          497
                                                       ---------    ----------
Net cash used for investing activities                  (10,563)     (18,557)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank, net                    5,000        5,000
Decrease in floor plan payable, net                     (11,275)        (422)
Repayment of long-term debt                                (131)        (102)
Common stock issued, net                                    228           40
Common stock repurchased                                      -         (726)
                                                       ---------    ----------
Net cash provided by (used for) financing activities     (6,178)       3,790
                                                       ---------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (31,114)      13,062
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         50,143       12,847
                                                       ---------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 19,029     $ 25,909
                                                       =========    ==========


ADDITIONAL CASH FLOW INFORMATION:
Cash paid for interest                                 $  3,701     $  3,396
Cash paid for income taxes, net                        $    319     $  1,310



See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements

1. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 30, 2000 was derived from audited financial statements. Accumulated other comprehensive income consists of foreign currency translation adjustments.

         Prior year manufacturing segment delivery revenue has been reclassified to net sales from cost of sales in accordance with the Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-10 "Accounting for Shipping and Handling Fees and Costs," which was adopted by the Company in the fourth quarter of 2000.


2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                             March 31,       December 30,
                                               2001              2000
                                            ----------       ------------
      New and pre-owned manufactured homes   $137,356         $143,892
      Raw materials and work-in-process        44,870           44,980
      Other inventory                          29,381           28,893
                                            ----------       ------------
                                             $211,607         $217,765
                                            ==========       ============


3. The income tax provision (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences (in thousands):

                                                  Three Months Ended
                                              ---------------------------
                                               March 31,        April 1,
                                                  2001            2000
                                              ---------        ----------
         Statutory U.S. tax rate                 $(14,400)        $ 800
         Change in rate resulting from:
            State taxes, net                       (1,200)          100
            Other                                     500             -
                                                 ---------     ----------
         Total provision (benefit)               $(15,100)        $ 900
                                                 =========     ==========

         Effective tax rate                           37%           41%
                                                 =========     ==========

4. The Company has a revolving credit agreement, maturing in May 2003, with a group of banks for a secured line of credit. The credit facility was amended on February 13, 2001 to provide more flexible financial performance covenants and automatically increased to $75 million on March 1, 2001. The facility may be further increased to $90 million upon a majority vote of the bank group. The agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying assets. For the first quarter of 2001, the calculated borrowing base averaged $65 million and the March 2001 calculated borrowing base was $71 million. At the end of March 2001, there were $35 million of letters of credit and $5 million of borrowings outstanding under the credit facility.

5. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings (loss) before interest, taxes, goodwill amortization and general corporate expenses) to consolidated operating income (loss) follow (in thousands):

                                                         Three Months Ended
                                                       -----------------------
                                                       March 31,     April 1,
                                                         2001          2000
                                                       ---------    ----------
      Net sales
        Manufacturing                                  $260,510     $435,802
        Retail                                          108,402      167,507
        Less: intercompany                              (42,600)     (68,000)
                                                       ---------    ---------
        Consolidated net sales                         $326,312     $535,309
                                                       =========    =========

      Operating income (loss)
        Manufacturing EBITA (loss)                     $(10,456)    $ 13,098
        Retail EBITA (loss)                             (14,838)       5,255
        General corporate expenses                       (6,582)      (5,754)
        Goodwill amortization                            (2,879)      (3,429)
                                                       ---------    ---------
        Consolidated operating income (loss)           $(34,755)    $  9,170
                                                       =========    =========

         For the quarter ended March 31, 2001, manufacturing EBITA (loss) includes $2.3 million of non-cash fixed asset impairment charges related to closed plants, and retail EBITA (loss) includes $3.2 million of non-cash fixed asset impairment charges and $2.2 million of lease termination and other costs associated with closures of retail sales centers. Retail floor plan interest expense not charged to retail EBITA totaled $2.7 million and $3.4 million for the three months ended March 31, 2001 and April 1, 2000, respectively.


6. As is customary in the manufactured housing industry, the majority of Champion's manufacturing sales to independent retailers are made in connection with repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of either 12 or 15 months from invoice date of the sale of the homes and upon default by the retailer and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The maximum potential repurchase obligation at March 31, 2001 was $360 million, without reduction for the resale value of the homes. This amount compares to $430 million at the beginning of the year and $640 million a year ago. Repurchase losses incurred totaled $2.0 million for the quarter ended March 31, 2001 and $0.7 million for the quarter ended April 1, 2000.

         At March 31, 2001 the Company was contingently obligated for additional purchase price of up to $80 million related to its 1999 and 1998 acquisitions. Management currently believes that payment of none of this contingent purchase price is reasonably possible.

         Champion is contingently obligated for approximately $35 million under letters of credit and $48 million under surety bonds as of March 31, 2001.


7. During the quarter ended March 31, 2001, Champion closed two homebuilding facilities and 30 retail sales centers. As a result of these closings, charges totaling $7.7 million were recorded in selling, general and administrative expenses for fixed asset impairment charges and lease termination and other costs. In May 2001, the Company announced the closing of two additional manufacturing facilities.

8. Substantially all of the Company's subsidiaries are guarantors of indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the parent company issuer has no independent assets or operations and the non-guarantor subsidiaries of the Company, individually or in the aggregate, are minor in relation to consolidated totals of the Company. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.


9. In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and
         138. SFAS 133, as amended, did not have a material impact on the Company's results of operations, financial position or cash flows, and did not require the recording of a transition adjustment upon adoption in January 2001.

                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.


                           CHAMPION ENTERPRISES, INC.

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED APRIL 1, 2000

CONSOLIDATED
(Dollars in millions)

                                           Three Months Ended
                                           ------------------
                                           March 31,   April 1,     %
                                             2001       2000      Change
                                           --------   --------   --------
Net sales
  Manufacturing                            $ 260.5    $ 435.8      (40%)
  Retail                                     108.4      167.5      (35%)
  Less:  intercompany                        (42.6)     (68.0)
                                           --------   --------
Total net sales                            $ 326.3    $ 535.3      (39%)
                                           ========   ========

Gross margin                               $  44.8    $  84.0      (47%)
SG&A                                          79.6       74.8        6%
                                           --------   --------
Operating income (loss)                    $ (34.8)   $   9.2
                                           ========   ========

As a percent of sales
  Gross margin                               13.7%      15.7%
  SG&A                                       24.4%      14.0%
  Operating income (loss)                   (10.7%)      1.7%

Consolidated revenues for the quarter ended March 31, 2001 decreased 39% from the prior year due to challenging industry conditions, including tightened consumer credit standards, high consumer repossession levels and higher interest rates.

Gross margin dollars for the first quarter of 2001 were $39 million less than in 2000, primarily due to the $209 million reduction in consolidated net sales. Gross margin as a percent of sales in 2001 was impacted by the effects of lower manufacturing sales volume on manufacturing fixed costs and production inefficiencies from low volume, partially offset by lower material costs. Selling, general and administrative expenses ("SG&A") rose in 2001 due to $5.5 million of fixed asset impairment charges and $2.2 million of lease termination and other costs related to the closing of two homebuilding facilities and 30 retail sales centers. In the first quarter of 2001, lower SG&A from operating fewer manufacturing facilities and retail sales centers was offset by an increase in the provision for wholesale repurchase losses of $1.6 million and an increase of $0.8 million in general corporate expenses.

MANUFACTURING OPERATIONS

                                          Three Months Ended
                                          ------------------
                                          March 31,  April 1,       %
                                            2001       2000      Change
                                          ---------  --------    ------
Net sales (in millions)                   $ 260.5    $ 435.8      (40%)
EBITA (loss) (in millions)                $ (10.5)   $  13.1
EBITA margin %                              (4.0%)      3.0%
Homes sold                                  8,210     15,351      (47%)
Floors sold                                14,696     25,701      (43%)
Multi-section mix                             76%        66%
Average home price                        $30,500    $27,200       12%
Manufacturing facilities at period end         51         59      (14%)

Manufacturing sales volume in the quarter ended March 31, 2001 was affected by challenging market conditions. According to data reported by the National Conference of States on Building Codes and Standards, U.S. industry wholesale shipments for the first three months of 2001 decreased 40.8% in homes and 37.9% in floors from the comparable 2000 period. Of the Company's total wholesale shipments for the quarter, 85% were to independent retailers and 15% were to company-operated sales centers. Due to market conditions, during the first quarter of 2001 two manufacturing facilities were closed. In May 2001, we announced the closing of two additional facilities and may consider other adjustments to manufacturing capacity in response to industry conditions.

Manufacturing EBITA in the first quarter of 2001 declined $24 million from the prior year, most of which was due to lower gross margin dollars from the $175 million reduction in manufacturing sales and $2.3 million of fixed asset impairment charges for closed plants. Also affecting 2001 EBITA were the effects of low volume on fixed costs, production inefficiencies resulting from low volume, and an increased provision for wholesale repurchase losses, partially offset by lower material costs and lower SG&A from operating fewer manufacturing facilities.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for wholesale housing at March 31, 2001 totaled approximately $19 million, compared to $15 million at December 30, 2000 and $36 million a year ago.

RETAIL OPERATIONS

                                           Three Months Ended
                                           ------------------
                                          March 31,   April 1,      %
                                            2001        2000     Change
                                          ---------   --------   ------
Net sales (in millions)                   $ 108.4     $ 167.5     (35%)
EBITA (loss) (in millions)                $ (14.8)    $   5.3
EBITA margin %                             (13.7%)       3.1%
New homes sold                              1,824       3,315     (45%)
Pre-owned homes sold                          513         906     (43%)
Total homes sold                            2,337       4,221     (45%)
% Champion-produced new homes sold            84%         68%
New multi-section mix                         69%         58%
Average new home price                    $55,500     $47,300      17%
Average number of new homes sold
  per sales center per month                  2.5         3.9     (36%)
Average number of new homes in
  inventory per sales center
  at period end                                18          19      (5%)
Sales centers at period end                   230         285     (19%)

Retail sales decreased in 2001 primarily due to challenging industry conditions. As a result, we closed 30 under performing sales centers during the first quarter of 2001. Based on data reported by Statistical Surveys, Inc., we believe that industry retail sales of new homes in the first quarter of 2001 dropped approximately 30% from prior year levels.

Retail EBITA for the quarter ended March 31, 2001 declined $20 million compared to the first quarter of 2000. Approximately $12 million of this decline was due to reduced gross margin from the $59 million reduction in retail sales and $5.4 million was due to sales center closing costs, including $3.2 million of fixed asset impairment charges. Reduced income from loan origination fees, insurance and other commissions as a result of lower sales volume was partially offset by lower SG&A from operating fewer retail sales centers.

REPURCHASE OBLIGATIONS

The Company enters into repurchase agreements with lending institutions that provide wholesale floor plan financing to independent retailers. At March 31, 2001 the maximum contingent repurchase obligation was approximately $360 million, without reduction for the resale value of the homes. In the first quarter of 2001, Champion paid $8.4 million and incurred losses of $2.0 million for the repurchase of 265 homes resulting from defaults by 21 independent retail companies. In the first quarter of 2000, the Company incurred losses of $0.7 million for the repurchase of 66 homes from 20 independent retail companies.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $19 million at March 31, 2001. During the quarter, cash of $14 million was used for operations, $1 million for capital improvements, $8 million for payments related to 1998 acquisitions, and $1 million for investments in and advances to unconsolidated subsidiaries. For the three-month period, $5 million was borrowed on the Company's bank credit facility and $11 million was used to reduce floor plan payable.

Accounts receivable and accounts payable increased during the quarter due to seasonality and year end levels generally being low due to the holidays and vacations. Inventories and floor plan payable decreased during the quarter due to continued efforts to reduce inventories throughout our retail organization in response to industry conditions. Other current assets increased due to the tax benefit related to the Company's net operating loss during the quarter.

The Company has a revolving credit agreement, maturing in May 2003, with a group of banks. On February 13, 2001, the credit facility was amended to provide more flexible financial performance covenants. The facility automatically increased to $75 million on March 1, 2001 and may be further increased to $90 million upon a majority vote of the bank group. The agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying assets. For the first quarter of 2001, the calculated borrowing base averaged $65 million and the March 2001 calculated borrowing base was $71 million. At the end of March 2001, there were $35 million of letters of credit and $5 million of borrowings outstanding under the credit facility. Through March 2001, we were in compliance with the agreement's financial performance covenants and believe that we will be in compliance throughout 2001.

Champion plans to spend less than $15 million in 2001 on capital expenditures. Borrowings may be required during 2001 for capital improvements and to meet seasonal working capital needs. The Company does not plan to pay cash dividends in the near term.

During 2000 some of the manufactured housing industry floor plan lenders elected to exit or reduce their participation in the market. Currently, there are five primary national floor plan lenders, which finance a substantial portion of floor plan borrowings of Company-owned and independent retailers. We finance most of the new home inventory at our Company-owned stores through borrowings from floor plan lenders, of which Conseco Finance (Conseco) is the primary lender, with $66 million of borrowings currently outstanding. In March 2001, we reached an agreement with Conseco to reduce our floor plan borrowings with them to $60 million by June 30, 2001 and $40 million by September 30, 2001. Additional reductions of our retail inventories and borrowings from Conseco will occur upon the liquidation of inventory at the 30 retail sales centers that we closed during the first quarter of 2001 and through additional planned inventory reductions.

We continue to review the most effective means to finance our retail inventories from a variety of sources. As a result of efforts to diversify our floor plan borrowings, since November 2000 we obtained floor plan lines of credit totaling $25 million with two other financial institutions.

The Company believes that its cash balances, cash flows from operations and availability under its bank line of credit facility and floor plan arrangements will be adequate to meet its anticipated financing needs, operating requirements and capital expenditures for the next twelve months. We are seeking alternative finance sources in order to further reduce our floor plan borrowings with Conseco. We may also seek additional sources of capital. However, there can be no assurance that we will be able to secure additional floor plan borrowings or additional capital. In the event the Company is required to further reduce its total floor plan borrowings or the availability under its credit facility is insufficient to finance its operations and alternative financing or capital is unavailable, there could be an adverse impact on our liquidity.


                           FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including the Company's plans, anticipated capital expenditures, new market initiatives, and the adequacy of cash to meet financing needs, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the Company's estimates, assumptions and projections, and are subject to risks and uncertainties, including those contained in Champion's most recently filed Annual Report on Form 10-K, that could cause actual results to differ materially from those included in the forward looking statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. The Company does not undertake to update its forward looking statements or risk factors to reflect future events or circumstances.


     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's floor plan borrowings at March 31, 2001 were $103 million and are subject to interest primarily based on the U.S. prime interest rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $1 million, assuming average floor plan borrowings of $103 million.

                        PART II. OTHER INFORMATION

                  Item 6. Exhibits and Reports on Form 8-K.



   (a)  The following exhibits are filed as part of this report:

Exhibit No.                     Description
-----------                     -----------

   11          Statement Regarding Computation of Per Share Earnings.


   (b) On March 20, 2001 and April 18, 2001 Champion filed current reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                   By:   ANTHONY S. CLEBERG
                                      ------------------------
                                      Anthony S. Cleberg
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




                                  And:   RICHARD HEVELHORST
                                      -------------------------
                                      Richard Hevelhorst
                                      Vice President and Controller
                                      (Principal Accounting Officer)




Dated:  May 14, 2001

                            Exhibit Index
                            -------------


Exhibit No.              Description
-----------              -----------

   11                    Statement Regarding Computation of Per Share Earnings.
