Form 10-Q
period 2001-06-30
CHAMPION ENTERPRISES INC
filed 2001-08-09
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

            X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---         THE SECURITIES EXCHANGE ACT OF 1934.


           FOR QUARTER ENDED JUNE 30, 2001

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

               Yes   X    No
                   -----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         47,948,527 shares of the registrant's $1.00 par value Common Stock were outstanding as of August 3, 2001.

                          PART I. FINANCIAL INFORMATION

                           Item 1. Financial Statements.

                            CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Operations
                     (In thousands, except per share amounts)

                                          Unaudited                Unaudited
                                     Three Months Ended         Six Months Ended
                                    ---------------------    ----------------------
                                     June 30,     July 1,     June 30,    July 1,
                                       2001        2000         2001        2000
                                    ---------   ---------    ---------  -----------
Net sales                           $428,202    $533,211     $ 754,514  $1,068,520

Cost of sales                        351,791     447,791       633,295     899,129
                                    ---------   ---------    ---------- -----------

Gross margin                          76,411      85,420       121,219     169,391

Selling, general and
  administrative expenses             68,839      73,254       148,402     148,055
                                    ---------   ---------    ---------- -----------

Operating income (loss)                7,572      12,166       (27,183)     21,336

Interest expense, net                  5,782       6,844        12,210      13,813
                                    ---------   ---------    ---------- -----------

Income (loss) before income taxes      1,790       5,322       (39,393)      7,523

Income taxes (benefits)                1,300       2,500       (13,800)      3,400
                                    ---------   ---------    ---------- -----------

Net income (loss)                   $    490    $  2,822     $ (25,593) $    4,123
                                    =========   =========    ========== ===========


Basic earnings (loss) per share     $   0.01    $   0.06     $   (0.54) $     0.09
                                    =========   =========    ========== ===========

Weighted shares for basic EPS         47,847      47,255        47,672      47,251
                                    =========   =========    ========== ===========


Diluted earnings (loss) per share   $   0.01    $   0.06     $   (0.54) $     0.09
                                    =========   =========    ========== ===========

Weighted shares for diluted EPS       49,508      47,337        47,672      47,346
                                    =========   =========    ========== ===========



See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                        Consolidated Balance Sheets
                      (In thousands, except par value)

                                                    Unaudited
                                                     June 30,   December 30,
                                                       2001          2000
                                                   -----------  -------------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   35,892    $  50,143
  Accounts receivable, trade                           65,681       31,132
  Inventories                                         182,231      217,765
  Deferred taxes and other current assets              77,181       77,493
                                                   -----------   -----------
    Total current assets                              360,985      376,533
                                                   -----------   -----------

PROPERTY AND EQUIPMENT
  Cost                                                308,227      320,873
  Less-accumulated depreciation                       120,989      113,596
                                                   -----------   -----------
                                                      187,238      207,277
                                                   -----------   -----------
GOODWILL
  Cost                                                320,590      320,656
  Less-accumulated amortization                        52,432       46,686
                                                   -----------   -----------
                                                      268,158      273,970
                                                   -----------   -----------

DEFERRED TAXES AND OTHER ASSETS                        79,999       84,276
                                                   -----------   -----------

     Total assets                                  $  896,380    $ 942,056
                                                   ===========   ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                               $   85,074    $ 114,198
  Accounts payable                                     69,852       43,103
  Accrued warranty obligations                         47,081       49,304
  Accrued volume rebates                               39,489       45,552
  Accrued compensation and payroll taxes               21,688       19,034
  Other current liabilities                            79,421       71,662
                                                   -----------   -----------
    Total current liabilities                         342,605      342,853
                                                   -----------   -----------

LONG-TERM LIABILITIES
  Long-term debt                                      225,286      225,634
  Deferred portion of purchase price                   20,000       39,157
  Other long-term liabilities                          35,843       37,603
                                                   -----------   -----------
                                                      281,129      302,394
                                                   -----------   -----------
CONTINGENT LIABILITIES (Note 6)

SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 5,000 shares
    authorized, none issued                                 -            -
  Common stock, $1 par value, 120,000 shares
    authorized, 47,947 and 47,357 shares issued
    and outstanding, respectively                      47,947       47,357
  Capital in excess of par value                       33,980       33,116
  Retained earnings                                   192,057      217,650
  Accumulated other comprehensive income               (1,338)      (1,314)
                                                   -----------   -----------
    Total shareholders' equity                        272,646      296,809
                                                   -----------   -----------

    Total liabilities and shareholders' equity     $  896,380    $ 942,056
                                                   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                    Consolidated Statements of Cash Flows
                               (In thousands)

                                                            Unaudited
                                                         Six Months Ended
                                                       --------------------
                                                        June 30,    July 1,
                                                         2001        2000
                                                       ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $(25,593)  $  4,123
                                                       ---------  ---------
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation and amortization                          18,337     19,957
  Fixed asset impairment charges                          6,500          -
  Increase/decrease
    Accounts receivable                                 (34,549)    (6,455)
    Inventories                                          35,534     16,588
    Accounts payable                                     26,749     17,806
    Accrued liabilities                                  (1,672)    (6,682)
    Net cash charges to independent retailer
     bankruptcy reserve                                       -     (4,126)
    Other, net                                            3,097     (6,613)
                                                       ---------  ---------
Total adjustments                                        53,996     30,475
                                                       ---------  ---------
Net cash provided by operating activities                28,403     34,598
                                                       ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred and contingent purchase price payments         (10,233)   (10,165)
Additions to property and equipment                      (3,229)    (9,159)
Investments in and advances to
  unconsolidated subsidiaries                            (1,819)      (552)
Proceeds on disposal of fixed assets                      1,494      2,179
                                                       ---------  ---------
Net cash used for investing activities                  (13,787)   (17,697)
                                                       ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in floor plan payable, net                     (29,124)    (7,833)
Repayment of long-term debt                                (333)      (624)
Common stock issued, net                                    590         49
Common stock repurchased                                      -       (863)
                                                       ---------  ---------
Net cash used for financing activities                  (28,867)    (9,271)
                                                       ---------  ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (14,251)     7,630
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         50,143     12,847
                                                       ---------  ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 35,892   $ 20,477
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


2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                                June 30,       December 30,
                                                  2001             2000
                                               ----------      -------------
         New and pre-owned manufactured homes   $114,751         $143,892
         Raw materials and work-in-process        41,626           44,980
         Other inventory                          25,854           28,893
                                               ----------       -----------
                                                $182,231         $217,765
                                               ==========       ===========

3. The income tax provision (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences (in thousands):

                                                  Six Months Ended
                                             ---------------------------
                                              June 30,          July 1,
                                               2001              2000
                                             ---------        ----------
         Statutory U.S. tax rate             $(13,800)        $  2,600
         Change in rate resulting from:
            State taxes, net                   (1,000)             200
            Other                               1,000              600
                                             ---------        ----------
         Total provision (benefit)           $(13,800)        $  3,400
                                             =========        ==========
         Effective tax rate                        35%              45%
                                             =========        ==========


4. The Company has a revolving credit agreement, maturing in May 2003, with a group of banks for a $75 million secured line of credit. The facility may be increased to $90 million upon a majority vote of the bank group. The agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying assets. For the second quarter of 2001, the calculated borrowing base averaged $73 million and the June 2001 calculated borrowing base was $75 million. As of June 30 2001, the Company had no cash borrowings and $35 million of letters of credit outstanding under the facility.

5. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings (loss) before interest, taxes, goodwill amortization and general corporate expenses) to consolidated operating income (loss) follow (in thousands):

                                                      Three Months Ended
                                                   ------------------------
                                                     June 30,     July 1,
                                                      2001         2000
                                                   ----------   -----------
     Net sales
        Manufacturing                              $ 351,199    $  439,277
        Retail                                       129,403       166,934
        Less: intercompany                           (52,400)      (73,000)
                                                   ----------   -----------
        Consolidated net sales                     $ 428,202    $  533,211
                                                   ==========   ===========

      Operating income
        Manufacturing EBITA                        $  19,372    $   19,917
        Retail EBITA (loss)                           (1,817)        4,225
        General corporate expenses                    (7,101)       (6,999)
        Intercompany profit elimination                    -         3,500
        Loss from independent retailer bankruptcy          -        (5,000)
        Goodwill amortization                         (2,882)       (3,477)
                                                   ----------   -----------
        Consolidated operating income              $   7,572    $   12,166
                                                   ==========   ===========

                                                       Six Months Ended
                                                   ------------------------
                                                     June 30,      July 1,
                                                      2001          2000
                                                   ----------   -----------
      Net sales
        Manufacturing                              $ 611,709    $  875,079
        Retail                                       237,805       334,441
        Less: intercompany                           (95,000)     (141,000)
                                                   ----------   -----------
        Consolidated net sales                     $ 754,514    $1,068,520
                                                   ==========   ===========

      Operating income (loss)
        Manufacturing EBITA                        $   8,916    $   33,015
        Retail EBITA (loss)                          (16,655)        9,480
        General corporate expenses                   (13,683)      (12,753)
        Intercompany profit elimination                    -         3,500
        Loss from independent retailer bankruptcy          -        (5,000)
        Goodwill amortization                         (5,761)       (6,906)
                                                   ----------   -----------
        Consolidated operating income (loss)       $ (27,183)   $   21,336
                                                   ==========   ===========

         For the quarter ended June 30, 2001, manufacturing EBITA includes $1.0 million of non-cash fixed asset impairment charges related to closed plants. For the six month period ended June 30, 2001, manufacturing EBITA includes $3.3 million of non-cash fixed asset impairment charges related to closed plants, and retail EBITA (loss) includes $3.2 million of non-cash fixed asset impairment charges and $2.2 million of lease termination and other costs associated with closures of retail sales centers. In the three and six months ended July 1, 2000, manufacturing EBITA includes $1.7 million of employee termination benefits paid upon the closure of three homebuilding facilities and a $4.4 million gain from a property insurance settlement. Retail floor plan interest expense not charged to retail EBITA totaled $2.2 million and $4.9 million for the three and six months ended June 30, 2001 and $3.2 million and $6.6 million for the three and six months ended July 1, 2000, respectively.

6. As is customary in the manufactured housing industry, the majority of Champion's manufacturing sales to independent retailers are made in connection with repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of either 12 or 15 months from invoice date of the sale of the homes and upon default by the retailer and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The maximum potential repurchase obligation at June 30, 2001 was $320 million, without reduction for the resale value of the homes. This amount compares to $430 million at the beginning of the year and $560 million a year ago. Losses incurred upon the repurchase of homes totaled $3.3 million for the six months ended June 30, 2001 and $2.0 million for the same period a year ago.

         At June 30, 2001 the Company was contingently obligated for additional purchase price of up to $80 million related to its 1999 and 1998 acquisitions. Management currently believes that payment of none of this contingent purchase price is reasonably possible.

         Champion is contingently obligated for approximately $35 million under letters of credit and $48 million under surety bonds as of June 30, 2001.


7. During the quarter ended June 30, 2001, Champion closed two homebuilding facilities, resulting in non-cash fixed asset impairment charges of $1.0 million which were recorded in selling, general and administrative expenses. For the year-to-date period, non-cash fixed asset impairment charges and lease termination and other costs related to closed operations totaled $9.7 million.


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


9. During June 2001, Champion restructured the payment terms of a deferred purchase price liability totaling $32 million that was originally scheduled for payment in cash in June 2002. In July, 2001 $6 million of the obligation was paid in cash. The remaining $26 million is due in quarterly installments of $2 million without interest, and is payable, at Champion's option, in cash or common stock. A payment is not due following the quarter ended March 2002.

10. Subsequent to quarter end, Champion issued $20 million of a newly designated class of convertible preferred stock. The preferred stock has a seven-year term with a 5% annual dividend, which is payable in either cash or common stock, at Champion's option, and is convertible into common stock at a conversion price of $15.93 per share during the first six months. Six months after issuance the conversion price will be adjusted to 120% of the common stock's market value, subject to certain limitations. Following 24 months of issuance, the preferred stock is redeemable by the investor in either cash or common stock at the Company's option. At the investor's option, an additional $12 million of preferred stock can be purchased over the next 21 months on similar terms.


11. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized but instead be tested for impairment based on a reporting unit's fair value versus its carrying value. During the third and fourth quarters of 2001, the Company will perform the transitional impairment tests required in order to determine each reporting unit's fair value, and thus the impact to the Company's financial statements. Champion will adopt SFAS 142 in January 2002. The adoption of this pronouncement will eliminate goodwill amortization expense, which currently approximates $0.18 per diluted share annually or $0.045 per quarter.

               Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.

                          CHAMPION ENTERPRISES, INC.

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001
                 VERSUS THREE AND SIX MONTHS ENDED JULY 1, 2000

CONSOLIDATED
(Dollars in millions)

                                           Three Months Ended
                                          ---------------------
                                           June 30,     July 1,     %
                                             2001        2000     Change
                                          ---------   ---------   ------
Net sales
  Manufacturing                           $  351.2    $  439.3    (20%)
  Retail                                     129.4       166.9    (22%)
  Less:  intercompany                        (52.4)      (73.0)
                                          ---------   ---------
Total net sales                           $  428.2    $  533.2    (20%)
                                          =========   =========

Gross margin                              $   76.4    $   85.4    (11%)
SG&A                                          68.8        73.2     (6%)
                                          ---------   ---------
Operating income                          $    7.6    $   12.2
                                          =========   =========

As a percent of sales
  Gross margin                               17.8%       16.0%
  SG&A                                       16.1%       13.7%
  Operating income                            1.8%        2.3%

                                             Six Months Ended
                                          ---------------------
                                           June 30,     July 1,     %
                                            2001         2000     Change
                                          ---------   ---------   ------
Net sales
  Manufacturing                           $  611.7    $  875.1    (30%)
  Retail                                     237.8       334.4    (29%)
  Less:  intercompany                        (95.0)     (141.0)
                                          ---------   ---------
Total net sales                           $  754.5    $1,068.5    (29%)
                                          =========   =========

Gross margin                              $  121.2    $  169.4    (28%)
SG&A                                         148.4       148.1      -
                                          ---------   ---------
Operating income (loss)                   $  (27.2)   $   21.3
                                          =========   =========

As a percent of sales
  Gross margin                               16.1%       15.9%
  SG&A                                       19.7%       13.9%
  Operating income (loss)                    (3.6%)       2.0%

Consolidated revenues decreased 20% for the quarter and 29% year-to-date. The effects of challenging industry conditions, including tightened consumer credit standards and high consumer repossession levels continue to impact net sales. As a result of these conditions we are operating fewer manufacturing facilities and retail sales centers than a year ago. During the past twelve months we have closed and consolidated eight manufacturing facilities and 83 sales centers.

Gross margin dollars for the three and six months ended June 30, 2001 were $9 million and $48 million less than in 2000, respectively. The decrease in gross margin dollars for the quarter is due to the $105 million decline in consolidated net sales, partially offset by reduced material cost of sales and the net effect of the following items that occurred last year. Gross margin dollars for the three months ended July 1, 2000 included a $5 million charge for additional write down of the repurchased homes from the 1999 independent retailer bankruptcy and $1.7 million of employee termination benefits paid upon the closure of three homebuilding facilities, partially offset by a $3.5 million reduction in the intercompany profit in inventory as a result of lower manufacturing margins and declining inventories at the retail segment. Second quarter 2001 gross margin as a percent of sales improved versus the prior year primarily due to the prior year items mentioned above and current quarter lower material costs. The decrease in gross margin dollars for the six months is primarily due to the $314 million decline in consolidated net sales partially offset by lower material costs in the current period and the second quarter 2000 items discussed above.

Second quarter 2001 selling, general and administrative expenses ("SG&A") include a $1 million non-cash fixed asset impairment charge due to the closure of two manufacturing facilities, but are lower than in 2000 due to operating fewer homebuilding facilities and sales centers and the reduction in sales. SG&A for the three months ended July 1, 2000 were reduced by a $4.4 million gain from a property insurance settlement. The increase in quarterly SG&A as a percentage of sales is also due to these items plus the impact of lower sales on fixed SG&A costs. SG&A for the six month period ended June 30, 2001 was comparable to the prior year. Lower SG&A in the current year from operating fewer manufacturing facilities and sales centers and the reduction in sales was offset by $6.5 million of fixed asset impairment charges and $2.2 million of lease termination and other costs related to the closing of four homebuilding facilities and 30 retail sales centers and the prior year gain of $4.4 million.

MANUFACTURING OPERATIONS

                                          Three Months Ended
                                         --------------------
                                          June 30,    July 1,        %
                                           2001        2000       Change
                                         -------      -------     -------
Net sales (in millions)                  $ 351.2      $ 439.3      (20%)
EBITA (in millions)                      $  19.4      $  19.9       (3%)
EBITA margin %                               5.5%         4.5%
Homes sold                                10,918       14,961      (27%)
Floors sold                               19,516       25,609      (24%)
Multi-section mix                             76%          69%
Average home price                       $30,800      $28,100       10%


                                           Six Months Ended
                                         --------------------
                                         June 30,     July 1,        %
                                           2001         2000      Change
                                         -------      -------     -------
Net sales (in millions)                  $ 611.7      $ 875.1      (30%)
EBITA (in millions)                      $   8.9      $  33.0      (73%)
EBITA margin %                               1.5%         3.8%
Homes sold                                19,128       30,312      (37%)
Floors sold                               34,212       51,310      (33%)
Multi-section mix                             76%          67%
Average home price                       $30,700      $27,600       11%
Manufacturing facilities at period end        49           57      (14%)



Manufacturing sales declined 20% and 30% for the three and six month periods ended June 30, 2001, respectively. Challenging market conditions continue to affect sales volume with Champion's wholesale homes and floors sold declining 36.9% and 33.3% this year versus the same period last year. According to data reported by the National Conference of States on Building Codes and Standards, U.S. industry wholesale shipments for the first half of 2001 decreased 34.7% in homes and 32.0% in floors from the comparable 2000 period. Our average home wholesale price increased 10% versus the same quarter last year, primarily due to the increase in multi-section mix. Of our total wholesale shipments for the quarter, 87% were to independent retailers and 13% were to company-operated sales centers. Due to market conditions, we closed two manufacturing facilities in this year's second quarter in addition to two facilities we closed in the first quarter.

Second quarter manufacturing EBITA declined only 3% despite a 20% decline in sales. Manufacturing EBITA for the second quarter 2001 was favorably affected by lower material costs, partially offset by a $1 million fixed asset impairment charge from the closure of two manufacturing facilities. Segment EBITA for the three months ended July 1, 2000 includes $1.7 million of employee termination benefits paid upon the closure of three homebuilding facilities and a $4.4 million gain from a property insurance settlement.

Segment EBITA has declined by $24 million or 73% for the six months ended June 30, 2001 versus the same period in 2000 primarily due to lower gross margin dollars from the 30% reduction in manufacturing sales, $3.3 million of fixed asset impairment charges for the closure of four homebuilding facilities and the prior year $4.4 million insurance settlement gain. These items are partially offset by reduced material costs in the current period and the prior year $1.7 million charge for employee termination costs. EBITA margins as a percentage of sales have declined for the same reasons mentioned above.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for wholesale housing at June 30, 2001 totaled approximately $43 million, compared to $15 million at December 30, 2000 and $28 million a year ago.

RETAIL OPERATIONS

                                            Three Months Ended
                                           ---------------------
                                            June 30,    July 1,          %
                                             2001        2000          Change
                                           ---------   ---------      ---------
Net sales (in millions)                    $  129.4     $  166.9         (22%)
EBITA (loss) (in millions)                 $   (1.8)    $    4.2        (143%)
EBITA margin %                                 (1.4%)        2.5%
New homes sold                                2,183        3,176         (31%)
Pre-owned homes sold                            529          713         (26%)
Total homes sold                              2,712        3,889         (30%)
% Champion-produced new homes sold               86%          69%
New multi-section mix                            72%          61%
Average new home price                     $ 55,900     $ 49,700          12%
Average number of new homes sold
  per sales center per month                    3.2          3.7         (14%)


                                             Six Months Ended
                                           ---------------------
                                            June 30,    July 1,           %
                                              2001       2000          Change
                                           ---------   ---------      ---------
Net sales (in millions)                    $  237.8     $  334.4         (29%)
EBITA (loss) (in millions)                 $  (16.7)    $    9.5        (276%)
EBITA margin %                                 (7.0%)        2.8%
New homes sold                                4,007        6,491         (38%)
Pre-owned homes sold                          1,042        1,619         (36%)
Total homes sold                              5,049        8,110         (38%)
% Champion-produced new homes sold               85%          69%
New multi-section mix                            71%          59%
Average new home price                     $ 55,700     $ 48,500          15%
Average number of new homes sold
  per sales center per month                    2.8          3.8         (26%)
Average number of new homes in
  inventory per sales center
  at period end                                  15           18         (17%)
Sales centers at period end                     230          291         (21%)

Retail sales decreased 22% and 29% for the three and six month periods ended June 30, 2001, respectively. The sales decline is primarily due to challenging industry conditions and a decline in the number of sales centers. We operated 230 sales centers at June 30, 2001 compared to 291 one year ago.

Based on data reported by Statistical Surveys, Inc., we believe that industry retail sales of new homes in the first five months of 2001 dropped approximately 37% from prior year levels. Our average new home selling price increased by 12% versus the same quarter last year, primarily due to the sale of a greater proportion of higher-priced, multi-section homes.

Retail EBITA for the quarter ended June 30, 2001 declined $6 million compared to the same quarter last year primarily due to reduced gross margin from the $38 million reduction in retail sales. In addition, retail segment gross margin as a percentage of sales has decreased due to the Company's efforts to reduce inventory and sell older homes. Our company-owned stores have reduced the average number of new homes in inventory per sales center to 15 new homes at June 30, 2001 compared to 18 new homes last quarter and a year ago. Retail EBITA for the six months ended June 30, 2001 decreased by $26 million compared to the same period a year ago. The decline in the segment margin is primarily due to the $97 million reduction in sales and $5.4 million of costs to close 30 sales centers. Additionally, reduced income from loan origination fees, insurance and other commissions as a result of lower sales volume impacted margins.

REPURCHASE OBLIGATIONS

The Company enters into repurchase agreements with lending institutions that provide wholesale floor plan financing to independent retailers. At June 30, 2001 the maximum contingent repurchase obligation was approximately $320 million, without reduction for the resale value of the homes. For the six months ended June 30, 2001, Champion paid $17.0 million and incurred losses of $3.3 million for the repurchase of 562 homes resulting from defaults by independent retail companies. In the same period last year, the Company incurred losses of $2.0 million and paid $6.4 million for the repurchase of 220 homes.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $36 million at June 30, 2001. For the six months ended June 30, 2001, cash provided by operations was $28 million. Expenditures during 2001 included $3 million for capital improvements, $10 million for payments related to 1998 acquisitions, and $2 million for investments in and advances to unconsolidated subsidiaries. Approximately $29 million was used to reduce the Company's floor plan payable.

During 2001, accounts receivable and accounts payable increased due to seasonality and year end levels generally being low due to the holidays and vacations. Inventories and floor plan payable decreased during the six month period ended June 30, 2001 due to continued efforts to reduce inventories throughout our retail organization in response to industry conditions.

The Company has a $75 million revolving credit agreement, maturing in May 2003, with a group of banks. The facility may be increased to $90 million upon a majority vote of the bank group. The agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying assets. For the second quarter of 2001, the calculated borrowing base averaged $73 million and the June 2001 calculated borrowing base was $75 million. At the end of June 2001, there were $35 million of letters of credit and no cash borrowings outstanding under the credit facility, resulting in loan availability of $40 million. Through June 2001, we were in compliance with the agreement's financial performance covenants and believe that we will be in compliance throughout 2001.

In June 2001 we restructured the payment terms of a deferred purchase price liability totaling $32 million that was originally scheduled for payment in cash in June 2002. In July 2001, $6 million of the obligation was paid in cash. The remaining $26 million is due in quarterly installments of $2 million without interest, and is payable, at our option, in cash or common stock. A payment is not due following the quarter ended March 2002.

In July 2001 Champion issued $20 million of a newly designated class of convertible preferred stock. The preferred stock has a seven-year term with a 5% annual dividend, which is payable in either cash or common stock, at Champion's option, and is convertible into common stock at a conversion price of $15.93 per share during the first six months. Six months after issuance the conversion price will be adjusted to 120% of the common stock's market value, subject to certain limitations. Following 24 months of issuance, the preferred stock is redeemable by the investor in either cash or common stock at the Company's option. At the investor's option, an additional $12 million of preferred stock can be purchased over the next 21 months on similar terms.

Champion plans to spend less than $10 million in 2001 on capital expenditures. Borrowings under the bank credit facility may be necessary in the future for capital improvements and to meet seasonal working capital needs. The Company does not plan to pay cash dividends in the near term.

Currently, there are five primary national floor plan lenders, which finance a substantial portion of floor plan borrowings of Company-owned and independent retailers. We finance most of the new home inventory at our Company-owned stores through borrowings from floor plan lenders.

Conseco Finance (Conseco) is our primary floor plan lender, with $59 million of borrowings outstanding at the end of the quarter. In March 2001, we reached an agreement with Conseco to reduce our floor plan borrowings with them to $60 million by June 30, 2001 and $40 million by September 30, 2001. Since June 2000 we have reduced our floor plan borrowings with Conseco by over $60 million through inventory reductions and proceeds from new floor plan lines of credit with two other financial institutions. Additional reductions of Conseco floor plan borrowings will occur by reducing inventory, obtaining additional financing from other lenders and using cash from operations.

The Company believes that its cash balances, including the proceeds from the July 2001 preferred stock issuance, cash flows from operations and availability under its bank line of credit facility and floor plan arrangements will be adequate to meet its anticipated financing needs, operating requirements and capital expenditures for the next twelve months. We are seeking alternative finance sources in order to further reduce our floor plan borrowings with Conseco. We may also seek additional sources of capital. However, there can be no assurance that we will be able to secure additional floor plan borrowings or additional capital. In the event the Company is required to further reduce its total floor plan borrowings or the availability under its credit facility or operating cash flow is insufficient to finance its operations and alternative financing or capital is unavailable, there could be an adverse impact on our liquidity.


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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company's floor plan borrowings at June 30, 2001 were $85 million and are subject to interest primarily based on the U.S. prime interest rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $0.9 million, assuming average floor plan borrowings of $85 million.

                             PART II. OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders.

        On May 1, 2001 the registrant held its 2001 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders with results as follows:


    1.  Election of Directors

               Nominee              Votes For         Votes Withheld
               -------              ----------        --------------
        Robert W. Anestis           36,793,656          4,866,666
        Selwyn Isakow               36,869,436          4,790,886
        Brian D. Jellison           41,030,666            629,656
        Ellen R. Levine             41,001,961            658,361
        George R. Mrkonic           36,817,952          4,842,370
        Carl L. Valdiserri          36,838,876          4,821,446
        Walter R. Young             36,782,257          4,878,065

    2. Proposal to Re-approve the Performance Goals Under the 1995 Stock Option and Incentive Plan

        Votes for - 37,363,848
        Votes against - 4,233,146
        Votes withheld/abstentions - 63,328


                  Item 6. Exhibits and Reports on Form 8-K.


   (a)  The following exhibits are filed as part of this report:

Exhibit No.                     Description
-----------                     -----------

    11  Statement Regarding Computation of Per Share Earnings.


    (b) On April 18, 2001; May 16, 2001; June 19, 2001; July 9, 2001 and July
        19, 2001 Champion filed current reports on Form 8-K.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHAMPION ENTERPRISES, INC.

                                   By: /s/  ANTHONY S. CLEBERG
                                      ----------------------------
                                      Anthony S. Cleberg
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




                                  And: /s/  RICHARD HEVELHORST
                                      -----------------------------
                                      Richard Hevelhorst
                                      Vice President and Controller
                                      (Principal Accounting Officer)




Dated:  August 9, 2001

                                 Exhibit Index





Exhibit No.                   Description
-----------                   -----------
    11                  Statement Regarding Computation of Per Share Earnings.