Form 10-Q
period 2001-09-29
CHAMPION ENTERPRISES INC
filed 2001-11-09
CIK 814068

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            ---        THE SECURITIES EXCHANGE ACT OF 1934.


            FOR QUARTER ENDED SEPTEMBER 29, 2001

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

         48,210,196 shares of the registrant's $1.00 par value Common Stock were outstanding as of October 26, 2001.

                          PART I. FINANCIAL INFORMATION

                           Item 1. Financial Statements.

                            CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Operations
                     (In thousands, except per share amounts)

                                         Unaudited                  Unaudited
                                     Three Months Ended        Nine Months Ended
                                    ---------------------    ----------------------
                                    Sept. 29,   Sept. 30,    Sept. 29,   Sept. 30,
                                       2001        2000         2001        2000
                                    ---------   ---------    ---------  -----------
Net sales                           $427,642    $466,068    $1,182,156  $1,534,588

Cost of sales                        350,175     390,359       983,470   1,289,488
                                    ---------   ---------    ---------- ----------

Gross margin                          77,467      75,709       198,686     245,100

Selling, general and
  administrative expenses             67,461      75,420       215,863     223,475
                                    ---------   ---------    ---------- ----------

Operating income (loss)               10,006         289       (17,177)     21,625

Interest expense, net                  5,190       6,762        17,400      20,575
                                    ---------   ---------    ---------- ----------

Income (loss) before income taxes      4,816      (6,473)      (34,577)      1,050

Income taxes (benefits)                2,300      (2,500)      (11,500)        900
                                    ---------   ---------    ---------- ----------

Net income (loss)                   $  2,516    $ (3,973)    $ (23,077) $      150
                                    =========   =========    ========== ==========


Basic earnings (loss) per share        $0.05      $(0.08)       $(0.49)      $0.00
                                    =========   =========    ========== ==========

Weighted shares for basic EPS         47,957      47,248        47,767      47,250
                                    =========   =========    ========== ==========


Diluted earnings (loss) per share      $0.05      $(0.08)       $(0.48)      $0.00
                                    =========   =========    ========== ==========

Weighted shares for diluted EPS       50,942      47,248        47,767      47,336
                                    =========   =========    ========== ==========




See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                        Consolidated Balance Sheets
                      (In thousands, except par value)

                                                    Unaudited
                                                    Sept. 29,      Dec. 30,
                                                       2001          2000
                                                   -----------  -------------
                ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   65,907    $  50,143
  Accounts receivable, trade                           68,021       31,132
  Inventories                                         175,267      217,765
  Deferred taxes and other current assets              74,963       77,493
                                                   -----------   -----------
    Total current assets                              384,158      376,533
                                                   -----------   -----------

PROPERTY AND EQUIPMENT
  Cost                                                309,059      320,873
  Less-accumulated depreciation                       126,273      113,596
                                                   -----------   -----------
                                                      182,786      207,277
                                                   -----------   -----------
GOODWILL
  Cost                                                320,518      320,656
  Less-accumulated amortization                        55,305       46,686
                                                   -----------   -----------
                                                      265,213      273,970
                                                   -----------   -----------
DEFERRED TAXES AND OTHER ASSETS                        79,597       84,276
                                                   -----------   -----------
     Total assets                                  $  911,754    $ 942,056
                                                   ===========   ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                               $   68,084    $ 114,198
  Accounts payable                                     76,087       43,103
  Accrued warranty obligations                         45,411       49,304
  Accrued volume rebates                               44,409       45,552
  Accrued compensation and payroll taxes               27,408       19,034
  Other current liabilities                            76,818       71,662
                                                   -----------   -----------
    Total current liabilities                         338,217      342,853
                                                   -----------   -----------

LONG-TERM LIABILITIES
  Long-term debt                                      224,592      225,634
  Deferred portion of purchase price                   20,000       39,157
  Other long-term liabilities                          35,285       37,603
                                                   -----------   -----------
                                                      279,877      302,394
                                                   -----------   -----------
CONTINGENT LIABILITIES (Note 6)

REDEEMABLE PREFERRED STOCK, no par value,
    5,000 shares authorized, 20 issued                 20,000            -

SHAREHOLDERS' EQUITY
  Common stock, $1 par value, 120,000 shares
    authorized, 47,990 and 47,357 shares issued
    and outstanding, respectively                      47,990       47,357
  Capital in excess of par value                       32,856       33,116
  Retained earnings                                   194,323      217,650
  Accumulated other comprehensive income               (1,509)      (1,314)
                                                   -----------   ----------
    Total shareholders' equity                        273,660      296,809
                                                   -----------   -----------
    Total liabilities and shareholders' equity     $  911,754    $ 942,056
                                                   ===========   ===========


See accompanying Notes to Consolidated Financial Statements.

                         CHAMPION ENTERPRISES, INC.
                    Consolidated Statements of Cash Flows
                               (In thousands)


                                                            Unaudited
                                                        Nine Months Ended
                                                       ---------------------
                                                       Sept. 29,   Sept. 30,
                                                         2001        2000
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                      $(23,077)  $    150
                                                       ---------  ----------

Adjustments to reconcile net income (loss) to net
  cash provided by operating
  activities:
  Depreciation and amortization                          27,206     30,176
  Fixed asset impairment charges                          6,500      4,000
  Increase/decrease
    Accounts receivable                                 (36,889)    (2,484)
    Inventories                                          42,498     48,225
    Accounts payable                                     32,984     22,409
    Accrued liabilities                                  10,036        921
    Net cash charges to independent retailer
     bankruptcy reserve                                       -    (12,177)
    Other, net                                            5,969     (9,442)
                                                       ---------  ----------
Total adjustments                                        88,304     81,628
                                                       ---------  ----------
Net cash provided by operating activities                65,227     81,778
                                                       ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred and contingent purchase price payments         (16,633)   (10,165)
Additions to property and equipment                      (4,994)   (12,692)
Investments in and advances to
  unconsolidated subsidiaries                            (2,584)    (2,837)
Proceeds on disposal of fixed assets                      2,215      3,000
                                                       ---------  ----------
Net cash used for investing activities                  (21,996)   (22,694)
                                                       ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in floor plan payable, net                     (46,114)   (41,142)
Increase (decrease) long-term debt                         (526)     2,081
Preferred stock issued, net                              18,464          -
Common stock issued, net                                    709         28
Common stock repurchased                                      -       (863)
                                                       ---------  ----------
Net cash used for financing activities                  (27,467)   (39,896)
                                                       ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                15,764     19,188
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         50,143     12,847
                                                       ---------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 65,907   $ 32,035
                                                       =========  ==========




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

         Prior year manufacturing segment delivery revenue has been reclassified to net sales from cost of sales in accordance with the Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which was adopted by the Company in the fourth quarter of 2000.

2. For each of the dates indicated, inventories consisted of the following (in thousands):

                                                Sept. 29,         Dec. 30,
                                                   2001             2000
                                                ---------         --------
         New and pre-owned manufactured homes   $ 107,884         $143,892
         Raw materials and work-in-process         43,407           44,980
         Other inventory                           23,976           28,893
                                                ---------         --------
                                                $ 175,267         $217,765
                                                =========         ========


3. The income tax provision (benefit) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences (in thousands):

                                               Nine Months Ended
                                          --------------------------
                                          Sept. 29,        Sept. 30,
                                            2001              2000
                                          ---------        ---------
      Statutory U.S. tax rate             $(12,100)        $    400
      Change in rate resulting from:
         State taxes, net                     (900)             100
         Goodwill and other                  1,500              400
                                          ---------        ---------
      Total provision (benefit)           $(11,500)        $    900
                                          =========        =========

      Effective tax rate                       33%              86%
                                          =========        =========


4. The Company has a revolving credit agreement, maturing in May 2003, with a group of banks for a $75 million secured line of credit. The agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying assets. As of September 29, 2001, the calculated borrowing base was $70 million and the Company had no cash borrowings and $35 million of letters of credit outstanding under the facility. In September 2001 and October 2001 the bank agreement was amended to allow for more flexible financial performance covenants.

5. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings (loss) before interest, taxes, goodwill amortization and general corporate expenses) to consolidated operating income (loss) follow (in thousands):

                                                      Three Months Ended
                                                  -------------------------
                                                   Sept. 29,     Sept. 30,
                                                      2001         2000
                                                  -----------   -----------
      Net sales
        Manufacturing                             $  362,005    $  378,449
        Retail                                       119,637       148,619
        Less: intercompany                           (54,000)      (61,000)
                                                  -----------   -----------
        Consolidated net sales                    $  427,642    $  466,068
                                                  ===========   ===========

      Operating income
        Manufacturing EBITA                       $   25,896    $   14,731
        Retail EBITA (loss)                           (6,082)       (3,413)
        General corporate expenses                    (6,891)       (8,107)
        Intercompany profit elimination                    -           500
        Goodwill amortization                         (2,917)       (3,422)
                                                  -----------   -----------
        Consolidated operating income             $   10,006    $      289
                                                  ===========   ===========

                                                      Nine Months Ended
                                                  -------------------------
                                                    Sept. 29,    Sept. 30,
                                                      2001          2000
                                                  -----------   -----------
      Net sales
        Manufacturing                             $  973,714    $1,253,528
        Retail                                       357,442       483,060
        Less: intercompany                          (149,000)     (202,000)
                                                  -----------   -----------
        Consolidated net sales                    $1,182,156    $1,534,588
                                                  ===========   ===========

      Operating income (loss)
        Manufacturing EBITA                       $   34,812    $   47,746
        Retail EBITA (loss)                          (22,737)        6,067
        General corporate expenses                   (20,574)      (20,860)
        Intercompany profit elimination                    -         4,000
        Loss from independent retailer bankruptcy          -        (5,000)
        Goodwill amortization                         (8,678)      (10,328)
                                                  -----------   -----------
        Consolidated operating income (loss)      $  (17,177)   $   21,625
                                                  ===========   ===========


         For the quarter ended September 29, 2001, retail EBITA (loss) includes charges of $3.7 million for estimated losses on retail finance loans and costs to transition existing loans to alternative financing sources. The loan origination subsidiary has stopped originating new loans. For the nine months then ended, retail EBITA (loss) also includes $3.2 million of non-cash fixed asset impairment charges and $2.2 million of lease termination and other costs associated with retail sales center closings. Retail EBITA for the prior year's three and nine-month periods included $1.5 million for non-cash fixed asset impairment charges and $0.7 million for lease termination and other costs related to closed operations. Retail floor plan interest expense excluded from retail EBITA totaled $1.9 million and $6.8 million for the three and nine months ended September 29, 2001, respectively, and $3.6 million and $10.2 million for the three and nine months ended September 30, 2000, respectively.

         Year-to-date 2001 manufacturing EBITA includes $3.3 million of non-cash fixed asset impairment charges related to closed plants. For the three months ended September 30, 2000, manufacturing EBITA included $2.5 million for property insurance gains and $1.0 million of non-cash fixed asset impairment charges related to closed operations. Manufacturing EBITA for the nine months then ended includes $6.9 million of property insurance gains, $1.7 million of employee termination benefits paid upon the closure of three homebuilding facilities and the $1.0 million impairment charge for fixed assets.

         General corporate expenses include $1.5 million of fixed asset impairment charges for the three and nine-month periods ended September 30, 2000. The charge for potential losses on loans, impairment charges, lease termination costs and insurance gains are included in selling, general and administrative expenses. Employee termination benefits and the loss from independent retailer bankruptcy are included in cost of sales.

6. As is customary in the manufactured housing industry, the majority of Champion's manufacturing sales to independent retailers are made in connection with repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of either 12 or 15 months from invoice date of the sale of the homes and upon default by the retailer and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The maximum potential repurchase obligation at September 29, 2001 was $310 million, without reduction for the resale value of the homes. This amount compares to $430 million at the beginning of the year and $480 million a year ago. Losses incurred upon the repurchase of homes totaled $0.2 million and $3.5 million for the three and nine months ended September 29, 2001, respectively, and $1.7 million and $3.7 million for the three and nine months ended September 30, 2000, respectively.

         At September 29, 2001 the Company was contingently obligated for additional purchase price of up to $80 million related to its 1999 and 1998 acquisitions. Management currently believes that payment of none of this contingent purchase price is reasonably possible.

         Champion is contingently obligated for approximately $35 million under letters of credit and $47 million under surety bonds as of September 29, 2001.

7. Substantially all of the Company's subsidiaries are guarantors of indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is fully, unconditionally, jointly and severally liable for the Senior Notes. In addition, the parent company issuer has no independent assets or operations and the non-guarantor subsidiaries of the Company, individually or in the aggregate, are minor in relation to consolidated totals of the Company. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

8. During June 2001, Champion restructured the payment terms of a deferred purchase price liability totaling $32 million that was originally scheduled for payment in cash in June 2002. In July 2001 $6 million of the obligation was paid in cash. The remaining $26 million is due quarterly, commencing October 2001, in installments of $2 million without interest, and is payable, at Champion's option, in cash or common stock. In October 2001, Champion paid the first quarterly installment by issuing 220,000 shares of Champion common stock. The terms do not require a payment in April 2002.

9. In July 2001 Champion issued $20 million of a newly designated class of convertible preferred stock. The preferred stock has a seven-year term with a 5% annual dividend, which is payable quarterly in either cash or common stock, at Champion's option, and is convertible into common stock at a conversion price of $15.93 per share during the first six months. Six months after issuance the conversion price will be adjusted to 120% of the common stock's market value, subject a minimum of $7.50 and a maximum of $15.93 per share. Following 24 months of issuance, the preferred stock is redeemable by the investor in either cash or common stock at the Company's option. At the investor's option, an additional $12 million of preferred stock can be purchased through March 2003 on similar terms. On September 28, 2001 Champion paid a dividend on the preferred stock by issuing 27,000 shares of Champion common stock.

10. Basic earnings (loss) per share includes the effect of the dividend on preferred stock as calculated below (in thousands, except per share amounts):

                                          Three Months Ended     Nine Months Ended
                                          -------------------  ---------------------
                                          Sept. 29,  Sept. 30,  Sept. 29,  Sept. 30,
                                            2001       2000       2001       2000
                                          --------  ---------  ---------  ---------
         Net income (loss)                $ 2,516   $ (3,973)  $(23,077)  $     150
         Less: Preferred stock dividend       250          -        250           -
                                          --------  ---------  ---------  ---------
         Income (loss) available
           to common shareholders         $ 2,266   $ (3,973)  $(23,327)  $     150
                                          ========  =========  =========  =========

         Basic earnings (loss) per share  $  0.05   $  (0.08)  $  (0.49)  $    0.00
                                          ========  =========  =========  =========


         Diluted earnings (loss) per share is based on net income (loss) without deducting the dividend on preferred stock.

11. In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized but instead be tested for impairment based on a reporting unit's fair value versus its carrying value. The Company is currently performing the transitional impairment tests required in order to determine each reporting unit's fair value. Champion will adopt SFAS 142 in January 2002 and the impact to the Company's financial statements has not yet been determined. The adoption of this pronouncement will eliminate goodwill amortization expense, which currently approximates $11.5 million pretax and $8.7 million after tax annually.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the recognition of the fair value of an asset retirement obligation in the period in which the obligation is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 will not have a material effect on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 broadens the presentation of discontinued operations to include any component of an entity which comprises operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 will not have a material effect on the Company's financial statements.

                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

                           CHAMPION ENTERPRISES, INC.

                 THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001
              VERSUS THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

CONSOLIDATED
(Dollars in millions)
                                           Three Months Ended
                                          ---------------------
                                          Sept. 29,   Sept. 30,     %
                                            2001        2000      Change
                                          ---------   ---------   ------
Net sales
  Manufacturing                           $  362.0    $  378.5     (4%)
  Retail                                     119.6       148.6    (20%)
  Less:  intercompany                        (54.0)      (61.0)
                                          ---------   ---------
Total net sales                           $  427.6    $  466.1     (8%)
                                          =========   =========

Gross margin                              $   77.5    $   75.7      2%
SG&A                                          67.5        75.4    (11%)
                                          ---------   ---------
Operating income                          $   10.0    $    0.3
                                          =========   =========

As a percent of sales
  Gross margin                               18.1%       16.2%
  SG&A                                       15.8%       16.2%
  Operating income                            2.3%        0.1%

                                            Nine Months Ended
                                          ---------------------
                                          Sept. 29,   Sept. 30,     %
                                            2001        2000      Change
                                          ---------   ---------   ------
Net sales
  Manufacturing                           $  973.7    $1,253.5    (22%)
  Retail                                     357.5       483.1    (26%)
  Less:  intercompany                       (149.0)     (202.0)
                                          ---------   ---------
Total net sales                           $1,182.2    $1,534.6    (23%)
                                          =========   =========

Gross margin                              $  198.7    $  245.1    (19%)
SG&A                                         215.9       223.5     (3%)
                                          ---------   ---------
Operating income (loss)                   $  (17.2)   $   21.6
                                          =========   =========

As a percent of sales
  Gross margin                               16.8%       16.0%
  SG&A                                       18.3%       14.6%
  Operating income (loss)                    (1.5%)       1.4%


Consolidated revenues decreased for the quarter and year-to-date periods from the effects of challenging industry conditions, including tightened consumer credit standards and high consumer repossession levels. As a result of these conditions we are operating fewer manufacturing facilities and retail sales centers than a year ago. Since June 2000 we have closed and consolidated eight manufacturing facilities and 84 sales centers.

Gross margin dollars for the three months ended September 29, 2001 increased slightly despite the 8% decline in sales while gross margin as a percentage of sales increased to 18.1% from 16.2% versus the same quarter last year. The quarter's gross margin increased primarily due to reduced material costs both as a percentage of sales and in dollars. Gross margin dollars for the nine months then ended are $46 million less than in 2000. The decrease in gross margin dollars for the year-to-date period is due to the $352 million decline in consolidated net sales, partially offset by reduced material cost of sales and the net effect of the following items that occurred last year. Gross margin dollars for the nine months ended September 30, 2000 included a $5 million charge for additional write down of the repurchased homes from the 1999 independent retailer bankruptcy and $1.7 million of employee termination benefits paid related to closed homebuilding facilities, partially offset by a $4 million reduction in the intercompany profit in inventory as a result of lower manufacturing margins and declining inventories at the retail segment.

Third quarter 2001 selling, general and administrative expenses ("SG&A") include a $3.7 million charge for estimated losses on retail finance loans and costs to transition existing loans to alternative financing sources. The loan origination subsidiary has stopped originating new loans. SG&A for the three months ended September 30, 2000 included $4 million for fixed asset impairment charges and $0.7 million for lease termination and other costs. These charges are partially offset by a $2.5 million gain from a property insurance settlement. The decrease in quarterly SG&A as a percentage of sales despite the items mentioned above is due to efficiencies obtained through operating fewer sales centers and the company's efforts to reduce fixed costs.

SG&A for the nine-month period ended September 29, 2001 decreased 3% versus the prior year. Lower SG&A in the current year from the reduction in sales and operating fewer manufacturing facilities and sales centers was partially offset by the $3.7 million reserve for estimated loan losses and transition costs, $6.5 million of fixed asset impairment charges and $2.2 million of lease termination and other costs related to closing four homebuilding facilities and 30 retail sales centers. Prior year's SG&A included property insurance gain of $6.9 million, partially offset by the $4 million of fixed asset impairment charges and $0.7 million of lease termination and other costs.

MANUFACTURING OPERATIONS

                                          Three Months Ended
                                         ---------------------
                                         Sept. 29,  Sept. 30,     %
                                           2001       2000      Change
                                         ---------  ----------  ------
Net sales (in millions)                   $ 362.0   $  378.5     (4%)
EBITA (in millions)                       $  25.9   $   14.7     76%
EBITA margin %                               7.2%       3.9%
Homes sold                                 10,941     12,393    (12%)
Floors sold                                19,804     21,682     (9%)
Multi-section mix                             77%        73%
Average home price                        $31,700   $ 29,200      9%

                                           Nine Months Ended
                                         ---------------------
                                         Sept. 29,   Sept 30,     %
                                            2001      2000      Change
                                         ---------  ----------  ------
Net sales (in millions)                   $ 973.7   $1,253.5    (22%)
EBITA (in millions)                       $  34.8   $   47.7    (27%)
EBITA margin %                               3.6%       3.8%
Homes sold                                 30,069     42,705    (30%)

Floors sold                                54,016     72,992    (26%)
Multi-section mix                             76%        69%
Average home price                        $31,100   $ 28,100     11%
Manufacturing facilities at period end         49         55    (11%)


Manufacturing sales declined for the three and nine-month periods ended September 29, 2001, due to challenging market conditions. According to data reported by the National Conference of States on Building Codes and Standards, U.S. industry wholesale shipments for the first nine months of 2001 decreased 29% in homes and 27% in floors from a year earlier. Our average home wholesale price increased 9% versus the same quarter last year, primarily due to the increase in multi-section mix. Of our total wholesale shipments for the quarter, 85% were shipped to independent retailers and 15% were shipped to company-operated sales centers. Due to market conditions, we closed four manufacturing facilities this year.

Third quarter manufacturing EBITA increased 76% despite a 4% decline in sales versus the same period last year. Manufacturing EBITA for the third quarter 2001 was favorably affected by lower material costs and marketing expenses. Segment EBITA for the three months ended September 30, 2000 includes $1.0 million of impairment charges for a closed homebuilding facility and a $2.5 million gain from a property insurance settlement.

Segment EBITA declined $13 million or 27% for the nine months ended September 29, 2001 versus the same period in 2000 primarily due to lower gross margin dollars from the 22% reduction in manufacturing sales, $3.3 million of fixed asset impairment charges for the plant closings and the prior year $6.9 million insurance settlement gain. These items are partially offset by reduced material costs in the current period. EBITA margins as a percentage of sales have declined for the same reasons mentioned above.

Although dealer orders can be cancelled at anytime without penalty, and unfilled orders are not necessarily an indication of future business, the Company's unfilled orders for wholesale housing at September 29, 2001 totaled approximately $54 million, compared to $15 million at December 30, 2000 and $27 million a year ago.

RETAIL OPERATIONS

                                           Three Months Ended
                                          ---------------------
                                          Sept. 29,   Sept. 30,     %
                                            2001        2000      Change
                                          ---------   ---------   ------
Net sales (in millions)                   $ 119.6     $ 148.6     (20%)
EBITA (loss) (in millions)                $  (6.1)    $  (3.4)    (78%)
EBITA margin %                              (5.1%)      (2.3%)
New homes sold                              1,990       2,776     (28%)
Pre-owned homes sold                          461         650     (29%)
Total homes sold                            2,451       3,426     (28%)
% Champion-produced new homes sold            91%         77%
New multi-section mix                         73%         62%
Average new home price                    $56,600     $50,200      13%
Average number of new homes sold
  per sales center per month                  2.9         3.3     (12%)

                                            Nine Months Ended
                                          ---------------------
                                          Sept. 29,   Sept. 30,      %
                                            2001        2000      Change
                                          ---------   ---------   ------
Net sales (in millions)                   $ 357.5     $ 483.1      (26%)
EBITA (loss) (in millions)                $ (22.7)    $   6.1     (475%)
EBITA margin %                              (6.4%)       1.3%
New homes sold                              5,997       9,267      (35%)
Pre-owned homes sold                        1,503       2,269      (34%)
Total homes sold                            7,500      11,536      (35%)
% Champion-produced new homes sold            87%         71%
New multi-section mix                         71%         60%
Average new home price                    $56,000     $49,000       14%
Average number of new homes sold
  per sales center per month                  2.8         3.6      (22%)
Average number of new homes in
  inventory per sales center
  at period end                                13          18      (28%)
Sales centers at period end                   229         270      (15%)


Retail sales decreased for the three and nine-month periods ended September 29, 2001, primarily due to challenging industry conditions and a decline in the number of our company-owned sales centers. We operated 229 sales centers at quarter end compared to 270 one year ago. Based on data reported by Statistical Surveys, Inc., we believe that industry retail sales of new homes in the first eight months of 2001 dropped approximately 32% from prior year levels. Our average new home selling price increased by 13% versus the same quarter last year, primarily due to the sale of a greater proportion of higher-priced, multi-section homes.

Retail EBITA for the quarter ended September 29, 2001 declined $2.7 million compared to the same quarter last year due to reduced gross margin from the $29 million reduction in retail sales and the $3.7 million charge for estimated losses on retail finance loans, partially offset by lower SG&A from lower sales and operating fewer sales centers. Segment EBITA for the quarter ended September 30, 2000 includes charges of $2.2 million for closing and consolidating sales centers. Our company-owned stores have reduced the average number of new homes in inventory per sales center to 13 new homes at September 29, 2001 compared to 15 new homes last quarter and 18 new homes one year ago.

Year-to-date retail EBITA decreased by $29 million compared to the same period a year ago. The decline in the segment margin is primarily due to the $126 million reduction in sales, the $3.7 million charge for estimated losses on retail finance loans and $5.4 million of costs to close 30 sales centers. Additionally, reduced income from loan origination fees, insurance and other commissions as a result of lower sales volume impacted margins. EBITA results a year ago included charges of $2.2 million for closing and consolidating sales centers.

REPURCHASE OBLIGATIONS

The Company enters into repurchase agreements with lending institutions that provide wholesale floor plan financing to independent retailers. At September 29, 2001 the maximum contingent repurchase obligation was approximately $310 million, without reduction for the resale value of the homes. For the nine months ended September 29, 2001, Champion paid $18.5 million and incurred losses of $3.5 million for the repurchase of 616 homes resulting from defaults by independent retail companies. In the same period last year, the Company paid $13.1 million and incurred losses of $3.7 million for the repurchase of 449 homes.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash balances totaled $66 million at September 29, 2001. For the nine months ended September 29, 2001, $65 million was provided by operations and $18 million from the net proceeds of the preferred stock issuance as discussed below. Expenditures during 2001 included $5 million for capital improvements, $17 million for payments related to 1998 acquisitions, and $3 million for investments in and advances to unconsolidated subsidiaries. Approximately $46 million was used to reduce the Company's floor plan payable.

During 2001, accounts receivable and accounts payable increased due to seasonality and year end levels generally being low due to the holidays and vacations. Inventories and floor plan payable decreased during the nine month period ended September 29, 2001 due to continued efforts to reduce inventories throughout our retail organization in response to industry conditions.

The Company has a $75 million revolving credit agreement, maturing in May 2003, with a group of banks. The agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying assets. As of September 29, 2001, the calculated borrowing base was $70 million. At the end of September 2001, there were $35 million of letters of credit and no cash borrowings outstanding under the credit facility, resulting in loan availability of $35 million. In September 2001 and October 2001 we amended our bank agreement to allow for more flexible financial performance covenants. We believe that we will be in compliance with these covenants through the next twelve months.

In June 2001 we restructured the payment terms of a deferred purchase price liability totaling $32 million that was originally scheduled for payment in cash in June 2002. In July 2001, $6 million of the obligation was paid in cash. The remaining $26 million is due quarterly, commencing October 2001, in installments of $2 million without interest, and is payable, at our option, in cash or common stock. In October 2001, we paid the first quarterly installment by issuing 220,000 shares of Champion common stock. The terms do not require a payment in April 2002.

In July 2001 Champion issued a newly designated class of convertible preferred stock with a seven-year term and a 5% annual dividend, which is payable quarterly in either cash or common stock, at Champion's option. The preferred stock is convertible into common stock at a conversion price of $15.93 per share during the first six months. Six months after issuance the conversion price will be adjusted to 120% of the common stock's market value, subject to a minimum of $7.50 and a maximum of $15.93 per share. Following 24 months of issuance, the preferred stock is redeemable by the investor in either cash or common stock at the Company's option. At the investor's option, an additional $12 million of preferred stock can be purchased through March 2003 on similar terms. On September 28, 2001 Champion paid a dividend on the preferred stock by issuing 27,000 shares of Champion common stock.

Champion plans to spend less than $7 million in 2001 on capital expenditures. Borrowings under the bank credit facility may be necessary in the future for capital improvements and to meet seasonal working capital needs. The Company does not plan to pay cash dividends on its common stock in the near term.

Currently, there are five primary national floor plan lenders, which finance a substantial portion of floor plan borrowings of Company-owned and independent retailers. We finance most of the new home inventory at our Company-owned stores through borrowings from floor plan lenders.

Conseco Finance (Conseco) is our primary floor plan lender, with $49 million of borrowings outstanding at the end of the quarter. In March 2001, we reached an agreement with Conseco to reduce our floor plan borrowings with them to targeted amounts of $60 million by June 30, 2001 and $40 million by September 30, 2001. In August 2001, the targeted amounts were modified to $48 million by September 30, 2001 and $40 million by December 24, 2001. Since June 2000 we have reduced our floor plan borrowings with Conseco by over $70 million through inventory reductions and proceeds from new floor plan lines of credit with other financial institutions. We plan to reduce our floor plan borrowings with Conseco by obtaining additional financing from other lenders or using cash flows from operations.

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


                           FORWARD LOOKING STATEMENTS

Certain statements contained in this report, including the Company's plans, anticipated capital expenditures, new market initiatives, covenant compliance and the adequacy of cash to meet financing needs, could be construed as forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on its behalf may from time to time publish or communicate other items which could also be construed to be forward looking statements. Statements of this sort are or will be based on the Company's estimates, assumptions and projections, and are subject to risks and uncertainties, including those contained in Champion's most recently filed Annual Report on Form 10-K, that could cause actual results to differ materially from those included in the forward looking statements.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. The Company does not undertake to update its forward looking statements or risk factors to reflect future events or circumstances.

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     The Company's floor plan borrowings at September 29, 2001 were $68 million and are subject to interest primarily based on the U.S. prime interest rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $0.7 million, assuming average floor plan borrowings of $68 million.

                             PART II. OTHER INFORMATION

                    Item 6. Exhibits and Reports on Form 8-K.


   (a)  The following exhibits are filed as part of this report:

Exhibit No.                     Description
-----------                     -----------

   11         Statement Regarding Computation of Per Share Earnings.


   (b)        On July 9, 2001; July 19, 2001; August 21, 2001; September 18,
              2001 and October 17, 2001 Champion filed current reports on Form 8-K.

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




Dated:  November 9, 2001

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

    11                   Statement Regarding Computation of Per Share Earnings.