Form 10-K405
period 2001-12-29
CHAMPION ENTERPRISES INC
filed 2002-03-25
CIK 814068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001	Commission File Number 1-9751

CHAMPION ENTERPRISES, INC.

(Exact name of Registrant as specified in its charter)

Michigan	38-2743168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 300, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(248) 340-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value Series A Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 8, 2002, based on the last sale price of $8.30 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $200,115,639. As of March 8, 2002, the Registrant had 48,561,208 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Report
Document	into which it is incorporated

Proxy Statement for Annual Shareholders’ Meeting to be held April 30, 2002	III

PART I

Item 1.     Business

     General

      Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, Champion or the Company) primarily produce and sell manufactured homes. As of December 29, 2001, the Company was operating 49 manufacturing plants in 16 states in the U.S. and two provinces in western Canada and 218 retail locations in 27 states. We had approximately 10,600 employees at December 29, 2001.

      Champion led the U.S. manufactured housing industry in the number of wholesale homes sold for the last four years, based on data obtained from industry members’ press releases, filings with the Securities and Exchange Commission (SEC), and data from an annual survey by Manufactured Home Merchandiser (MHM), an industry trade publication. Champion is the fourth largest retailer of manufactured housing in the U.S. based on the number of retail locations reported by industry members in press releases and SEC filings.

      During the past two and one-half years, the industry has been in a downturn as a result of high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory levels, a reduced number of consumer lenders in the traditional chattel (home only) lending portion of the industry, higher interest rates on home only loans and other factors. Industry conditions have affected our results as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result of this industry downturn, since mid-1999 we have closed 20 homebuilding facilities, including one which was idled in March 2002. Three of the closed facilities have been sold. Additionally, during the past two years we closed or consolidated 108 retail sales centers, including four closed during the first two months of 2002.

      The industry’s U.S. wholesale shipments and retail sales of new homes in 2002 could continue to suffer from the factors described above. We expect our wholesale and retail sales volumes and margins to be affected until industry consumer financing is more readily available, consumer repossessions return to normal levels, and retail sales of new homes increase. We are focusing on improving retailer inventory turnover, rewarding retailers for retail selling of homes purchased, and promoting sound retailer business practices. We are seeking additional sources of home only and real estate financing for our retailers. We continually review our manufacturing capacity and the number and locations of our Company-owned retail sales centers and will make further adjustments as deemed necessary.

     Acquisitions and expansions

      From 1994 to 1999 we significantly expanded our manufactured housing production operations through acquisitions, internal growth and, in 1996, our merger with Redman Industries, Inc. (Redman), a publicly-held company. As a result of this growth, Champion’s manufactured housing wholesale revenues increased from less than $300 million in 1993 (excluding Redman sales) to over $2 billion in 1999. During 1998 and 1999 we significantly expanded our retail operations by completing the acquisitions of 15 retail organizations.

      From 1994 to 1999 we acquired eight manufactured housing companies including: Dutch Housing, Inc. in Michigan and Indiana in 1994; Chandeleur Homes, Inc. in Alabama, Crest Ridge Homes, Inc. in Texas and New Horizon Manufactured Homes, Ltd. in Alberta, Canada in 1995; Grand Manor, Inc. in Georgia and Homes of Legend, Inc. in Alabama in 1996; Fleming County Industries, Inc. in Kentucky in 1998; and Homes of Merit, Inc. in Florida in 1999. The acquired companies operated 18 manufacturing housing facilities at the time of acquisition. In addition, from 1996 through 1999 the Company opened 17 new production facilities.

      In 1998 and 1999 we acquired 15 retail organizations which operated 178 sales centers. Among those acquired were Southern Showcase Housing, Inc. and Accent Homes, Inc., both headquartered in North Carolina; Advantage Homes, Inc. in California; Iseman Homes, Inc. headquartered in South Dakota; Manufactured Home Buyers Group, A-1 Homes and Heartland Homes in Texas; Homes America Group headquartered in Nevada; Manufactured Housing of Louisiana; Tom Terry Enterprises, Inc. in Nevada;

Oklahoma Lifestyle; Trading Post Mobile Homes, Inc. in Kentucky; and Care Free Homes, Inc. based in Utah.

      In 2000 we formed Genesis Homes (Genesis) as a new division to build and sell homes directly to small and medium-sized builders and developers. Genesis currently produces modular and manufactured homes in 11 homebuilding facilities, which provides a nationwide market presence. Genesis sold approximately 2,700 homes through 400 local builders and developers in 2001 which accounted for 7% of our wholesale homes sold. Genesis plants also currently produce traditional manufactured homes which are sold to independent and Company-owned retailers.

      In 1999 we formed Champion Development Corp. (CDC) to make minority interest investments in manufactured housing developments. CDC formed SunChamp LLC, a joint venture with Sun Communities, Inc., a publicly-held real estate investment trust. CDC has a 25% interest in SunChamp and a 40% interest in another similar joint venture which have acquired and are developing land lease manufactured housing communities. Forest Communities Corp., a wholly-owned subsidiary of CDC, manages the communities owned by these joint ventures. Forest Communities also has a 50% interest in Cedar River Development LLC, a joint venture with Schostak Brothers & Co. Cedar River manages the construction and development of manufactured housing communities for CDC’s joint ventures and others. As of December 2001, CDC had investments in 16 developments in seven states. Certain Company-owned retailers also have interests in various community developments.

     Segment Information

      Financial information about the Company’s manufacturing and retail segments is included in Note 12 of Notes to Consolidated Financial Statements. Our foreign operations consist of two manufacturing facilities in western Canada. During each of the last three years these Canadian operations accounted for less than 5% of our manufacturing segment total sales, identifiable assets and earnings before interest, taxes and goodwill amortization.

     Products

      Most of the homes that we produce are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (HUD code homes). Approximately 92% of the homes we produced in 2001 were HUD code homes compared to 96% in 2000. The remaining homes we produced were modular homes (5.6% in 2001 and 2.8% in 2000) or were manufactured in Canada (2.1% in 2001 and 1.4% in 2000). Modular homes are designed and built to meet local building codes. Homes produced and sold in Canada are constructed in accordance with applicable Canadian building standards.

      Champion produces a broad range of multi-section and single-section homes under various trade names and brand names and in a variety of floor plans and price ranges. Most of the homes we build are single-story, ranch-style homes, but we also build one and one-half story and two-story homes, cape cod style homes and multi-family units such as townhouses. The homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, dining room, kitchen, and two full bathrooms. During the past ten years the portion of our sales comprised of larger homes has been increasing. In 2001 we produced and sold 39,551 homes, of which 77% were multi-section compared to 71% in 2000 and 46% in 1992.

      During 2001 our average wholesale home price was $31,400, excluding delivery, and wholesale prices ranged from $10,000 to over $100,000. Retail sales prices of the homes, without land, generally range from $15,000 to over $150,000, depending upon size, floor plan, features and options. During 2001 the average new home retail selling price was $56,200, including delivery, setup and retailer supplied accessories, for homes sold by Company-owned retail sales centers.

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

      The completed home has carpeting, cabinets, appliances, wall coverings, window treatments, and electrical, heating and plumbing systems. Optional factory installed features include fireplaces and skylights. Upon completion and factory sale of the home, it is transported to a retail sales center or directly to the consumer’s home site. In connection with the retail sale of the home to the consumer, the home is transported to the home site, placed on a foundation and readied by setup contractors for occupancy. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture and a porch or deck.

     Production

      Our homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. Most of the homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, then adding other constructed and purchased components, and ending with a final quality control inspection. The sections of some of the modular homes that we produce are built and transported on carriers, rather than on a steel chassis. The efficiency of the assembly-line process, protection from the elements of weather, and favorable pricing of materials resulting from our substantial purchasing power, enables the Company to produce homes in one to two days at substantially less cost than conventional site-built housing. According to 2000 data reported by the U.S. Department of Commerce, manufactured housing costs approximately $30.90 per square foot, compared to $71.66 per square foot for site-built housing, excluding the cost of land.

      The production schedules of our manufacturing facilities are based upon wholesale buyer (retailer and builder/ developer) orders which fluctuate from week to week. Orders from retailers are generally subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes or for customer specified orders. Before scheduling homes for production, orders and availability of financing are confirmed with the retailer and floor plan lender.

      Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates. As of the end of December 2001, unfilled orders for wholesale housing totaled an estimated $18 million, compared to $15 million a year earlier. Although manufactured homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada.

      We produce homes to fill existing wholesale and retail orders and, therefore, generally our assembly plants do not carry finished goods inventories except for homes awaiting delivery. Typically a one to three weeks’ supply of raw materials is maintained.

      Charges to transport homes increase with the distance from the factory to the retailer and home site. As a result, most of the retail stores are located within a 250 to 500 mile radius of Champion’s assembly plants.

     Independent Retailers

      During 2001 79% of our wholesale shipments were to approximately 3,000 independent retail locations through the U.S. and western Canada. Of these independents, 542 are currently part of the Champion Home Center (CHC) retailer program. CHC retailers have access to a broad range of products, including modular homes, and to a variety of training programs for sales techniques, management tools and retail customer financing procedures. They also benefit from marketing and advertising support, lead management tools, Internet applications and support, a salesperson retention program, and national promotional campaigns. CHC retailers have committed to stocking 80% of their inventories with Champion-produced homes and to displaying signage identifying their location as a Champion Home Center. We continually seek to increase our wholesale shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes.

      As is common in the industry, our independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2001, no single independent retailer or distributor accounted for more than 10% of our manufacturing sales. The majority of independent retailer home purchases are financed by lending institutions on a floor plan basis secured by a lien on such homes. A manufacturing facility generally receives payment from the lending institution 7 to 15 days after a home is sold to an independent retailer. In accordance with trade practice, the Company enters into various repurchase agreements with the lending institutions providing retailer financing, as is more fully described in Note 1 of Notes to Consolidated Financial Statements and in “Contingent Repurchase Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Company-Owned Retail Sales Centers

      We had 218 retail locations in 27 states as of December 29, 2001, compared to 260 sales locations a year earlier. Our retail sales in 2001 totaled $453 million, down from $607 million in 2000. Purchases by Company-owned retailers accounted for 15% of wholesale home shipments made by our manufacturing operations in 2001. Of the total new homes sold by Company-owned retailers in 2001, 88% were Champion-produced compared to 73% in 2000. Each of our Company-owned retailers does business autonomously under its own name and carries and sells homes based on availability from suppliers and marketability for their local area. Company-owned sales centers are members of our CHC network.

      Each of our Company-owned retail sales centers has a sales office, which is generally a factory-built home, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Many sales centers also sell pre-owned homes that are obtained through trade-ins or repossessed homes sold on a consignment basis for consumer finance companies. At December 29, 2001, Company-owned sales centers had an average inventory of 14 new homes per location, down from 18 a year earlier. This number of homes in inventory includes homes delivered to a consumer home site but not yet recorded as a sale. Company-owned retailers generally finance their inventories of homes under floor plan financing arrangements similar to those discussed above under “Independent Retailers”.

      Our Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four commissioned salespersons. Our Company-owned retailers use radio and television advertising in areas where they have a concentration of sales centers. Most retail customers finance the purchase of their home through a lending institution. The sales center often assists in arranging financing and insurance on the home, for which a fee may be received. The sales centers may also sell additional accessories in connection with the sale of the home, such as central air conditioning, decks, skirting and additional appliances. Retailers also often arrange for necessary permits and utility connections.

     Market

      Factory-built housing competes in suburban and rural areas with other forms of new low-cost housing such as site-built housing, panelized homes and condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by the National Conference of States on Building Codes and Standards (NCSBCS) and the United States Department of Commerce, Bureau of the Census, for the past five years manufactured housing wholesale shipments of HUD code homes accounted for an estimated 20% of all new single-family housing starts and 26% of all new single-family homes sold. Industry wholesale shipments of HUD code homes totaled 193,200 homes in 2001, according to data reported by NCSBCS. Based on data reported by Statistical Surveys, Inc. we estimate that industry retail new home sales in 2001 totaled 212,000 homes. We believe that demand for new manufactured housing is much higher as evidenced by the retail sale of an estimated 90,000 repossessed homes during 2001. We estimate that about 40,000 modular homes were built and sold in the U.S. in 2001.

      The market for manufactured housing is affected by a number of different factors, including availability, underwriting standards and cost of consumer financing, consumer confidence, job creation, general economic growth and the overall affordability of manufactured housing versus other forms of housing. In addition, demographic trends, such as changes in population growth, and competition affect the demand for housing products. Interest rates and the availability of financing influence the affordability of manufactured housing. There can be no assurance that a rise in overall interest rates would not have an adverse impact on the general economy and, therefore, the market for manufactured housing.

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

      We believe that a much larger market may exist, including apartment dwellers and persons who have traditionally purchased lower-priced site-built homes. Our operations target this market. In the past, a number of factors have restricted demand for manufactured housing, including less-favorable financing terms for manufactured housing compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these negative factors have lessened considerably in recent years with the improved quality and appearance of manufactured housing.

     Consumer Financing

      The number of manufactured homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards and cost of consumer financing. Two basic types of consumer financing are available: chattel or personal property loans for purchasers of only the home and real estate mortgages for purchasers of the home and land on which the home is placed. Loose credit standards for home only loans in the mid to late 1990s led to the recent high number of industry repossessions. During the past three years a number of home only lenders have exited the market. The remaining lenders have increased their credit standards and interest rates which has reduced lending volumes. We estimate that the percentage of total new manufactured home retail sales financed with home only loans has declined from an estimated 80% in 2000 to 60% in 2001. Starting in the late 1990s the number of manufactured home sales financed with real estate mortgages has been growing. We estimate that the percentage of total new manufactured home retail sales financed with real estate mortgages has increased from 10% in 2000 to 30% in 2001. In 2001, Conseco Finance Corp. (Conseco), the industry’s largest consumer lender, provided approximately 28% of total home only financing and 14% of total consumer financing for new homes in the industry. The levels of lending availability for both personal property loans and real estate mortgages significantly affect the number of manufactured homes that can be sold to retail consumers and related wholesale demand.

     Wholesale Financing

      Retailers of manufactured homes generally finance their inventory purchases from the manufacturers with wholesale floor plan financing that is provided by lending institutions. The availability and cost of floor plan financing can affect the amount of retailer inventory of new homes, the number of retail sales centers and related wholesale demand. During the past few years the availability of floor plan financing has not been a significant issue. Although some wholesale lenders have exited the market or curtailed their lending volumes, new lenders, including local and regional banks, have entered the market and some lenders have increased lending volumes. Additionally, we estimate that since mid-1999 industry retail inventories have declined by approximately 65,000 new homes or 40%. Conseco has been the largest floor plan lender, providing an estimated 25% of the industry’s wholesale financing. In March 2002, Conseco notified industry manufacturers and retailers that it will discontinue approving and funding new floor plan requests commencing April 2002. Although we cannot presently determine the full impact of Conseco’s decision on us and our independent retailers, we anticipate that other wholesale finance companies will increase their lending volumes, offsetting a significant portion of the decrease in Conseco’s lending volume.

     Competition

      The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, merchandising and the terms of retailer promotional programs, and retail customer financing. Capital requirements for entry into the manufactured housing industry are relatively low.

      According to NCSBCS, in December 2001 there were approximately 69 producers of manufactured homes in the U.S. We estimate that these producers were operating approximately 242 production facilities. This total compares to approximately 250 plants in 2000. In 2000 the top five companies had combined HUD code market share of approximately 61%, according to data from a survey by MHM. Based on industry data reported by NCSBCS, in 2001 the Company’s U.S. wholesale market share of HUD code homes sold was 18.9%, compared to 20.1% in 2000. This decline in wholesale market share was due in part to our efforts to reduce inventories at our independent and Company-owned retailers in response to market conditions.

      We believe there are an estimated 6,000 industry retail locations throughout the U.S. We sell our homes through our Company-owned sales centers and approximately 3,000 independent retailers, which currently include 542 independent locations that are members of our Champion Home Centers retail distribution network. In 2001 we also sold homes to approximately 400 builders and developers.

     Builders and Developers

      An increasing portion of the homes we build is being sold directly through builders and developers to a set of consumers who are different from consumers who purchase homes through our traditional retail distribution channel. In 2001 we sold approximately 2,700 homes (7% of the total homes we produced) directly to 400 builders and developers through our 11 Genesis Homes manufacturing facilities. In addition, certain of our other 37 homebuilding plants also sell homes directly to builders/developers.

      The selling process to builders/ developers is different than that of our traditional distribution channel. We attract builder and developer inquiries through direct solicitation, trade shows, direct advertising, the Internet and by word-of-mouth. The builder/ developer acquires the land, obtains the appropriate zoning, develops the land and usually builds the foundations for the homes. We design, engineer, build and deliver the homes and assemble the homes at the sites. While the homes and production process are similar to that for our traditional homes as discussed in this Item under “Products” and “Production”, the size and features of the homes usually require more customization and engineering. Therefore, the builder/ developer generally provides a non-refundable deposit before engineering and production begins. The remaining portion of the purchase price is usually paid upon delivery of the home to the site. We or the builder/ developer contract a crew to set, or place the home on the foundation, and to finish the home on site. The builder/ developer can construct the garage, patio and porches at the site and either sells the home directly to the consumer or through a realtor. The consumer pays for the home with cash, or through a construction loan or a conventional real estate mortgage which the consumer arranges with a bank or mortgage company.

      The homes sold through builders/ developers are usually placed in a subdivision in suburban areas, rather than in rural markets, and are generally larger and have more amenities than the homes we build for our traditional markets. As a result, the wholesale price for these homes can be more than twice as much as the average price of our traditional homes. Therefore, we believe these consumers generally have higher household incomes than our traditional consumers. Some of the homes sold through builders/ developers are two-story, with basements, and are constructed to local building codes rather than the HUD code as with our traditional market. In addition, there is also a small, but growing segment of our homes sold through builders/ developers which are placed in urban redevelopment areas for consumers who purchase (with government assistance) or rent.

      We estimate that annual on-site single home completions have been approximately one million new homes, with approximately 70% being built by 20,000 local builder/ developers building less than 25 homes per year. The majority of the 400 builders/ developers we sold homes to in 2001 had been building 20-25 homes or less per year using as many as 35 local subcontractors in secondary metropolitan areas. We provide a faster, more efficient supply chain process than the traditional on-site construction process. Our nationwide purchasing power also allows us to procure building materials at favorable prices. The competition in the builder/ developer channel is primarily with on-site builders. There are regional competitors who also build homes off-site and have a process similar to ours. We estimate that modular home sales in the U.S. were approximately 40,000 homes in 2001. However, with our Genesis Homes division, we are the only off-site builder with a nationwide presence.

     Forward Looking Statements

      Certain statements contained in this Report, including our plans and beliefs regarding goals, ability to implement retail and manufacturing strategies and the affect of those strategies, availability of liquidity and financing, new market initiatives and strategies, anticipated capital expenditures, outlook for the manufactured housing industry in particular and the economy in general, availability of wholesale and consumer financing, characterization of and our ability to control our contingent liabilities, demographic trends, and our ability to maintain supply and distribution networks could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, Champion or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on the Company’s estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. The Company does not undertake to update its forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect the Company’s operating results.

General industry conditions — The current downturn in the manufactured housing industry has adversely affected our operating results. If the current downturn does not improve, our sales could decline and we may suffer further losses.

      The manufactured housing industry has experienced declining sales since mid-1999 as a result of high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory, a reduced number of consumer lenders in the traditional chattel (home only) lending portion of the industry, higher interest rates on home only loans and other factors, which may take another year or longer to normalize. Based on reports published by NCSBCS, during 2001 industry wholesale shipments of manufactured housing decreased 23% following a decline of 28% in 2000 versus 1999 levels. Based on data reported by Statistical Surveys, Inc. and other sources, we estimate 2001 industry retail sales of new homes declined an estimated 25% following a 17% decline in 2000. In addition, we estimate approximately 3,500 retail locations, or about 37% of the total industry, and 95 manufacturing facilities, or 28% of industry manufacturing facilities, have closed since mid-1999. These industry conditions have affected our sales and profitability. In 2001 and 2000, we reported pretax losses of $41.3 million and $30.6 million, respectively, excluding goodwill impairment charges in 2000. If the current downturn in the industry does not improve, our sales could continue to decline and we may incur further losses.

      In the fourth quarter of 2000 we performed an analysis of the recoverability of goodwill using lower volume and growth assumptions than previously assumed due to the continued downturn in the industry and lowered future expectations. This recoverability analysis resulted in the recording of pretax goodwill impairment charges of $189.7 million primarily related to our prior retail acquisitions. If the current downturn in the industry does not improve, there could be an impact on our volume and growth assumptions that could result in additional goodwill impairment charges in the future.

Consumer financing availability — Tightened credit standards, curtailed lending activity and increased interest rates among chattel (personal property) retail lenders have reduced our sales. If home only financing were to become further curtailed or unavailable, we may experience further sales declines.

      The consumers who buy our homes typically secure retail financing from third-party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than will a consumer seeking to finance the purchase of the home and land on which the home is placed. Manufactured home personal property financing is at times more difficult to obtain than financing for site-built homes. Since 1999, some home only lenders have exited the industry and remaining lenders have tightened their credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which reduced lending volumes and consequently reduced our sales. In 2001, Conseco provided approximately 28% of the total home only financing and 14% of total consumer financing for new homes in the industry. If chattel financing were to become further curtailed or unavailable, we may experience further sales declines.

Wholesale financing availability — A reduction in the number of floor plan lenders or amount of credit available to industry retailers may result in lower inventory levels, fewer sales centers and decreased sales at our independent and Company-owned retailers which could also affect our level of wholesale shipments to these retailers.

      Retailers of manufactured homes generally finance their inventory purchases with wholesale floor plan financing that is provided by lending institutions. The availability of wholesale financing is affected by the number of floor plan lenders and their lending limits. During the past five years some wholesale lenders have exited the market or curtailed their floor plan lending volumes while other lenders, including local and regional banks, have entered the market or expanded their floor plan lending volumes. Conseco has been the largest floor plan lender, providing an estimated 25% of the industry’s wholesale financing. In March 2002, Conseco notified industry manufacturers and retailers that it will discontinue approving and funding new floor plan requests commencing April 2002.

      Reduced availability of floor plan lending may affect retailer inventory levels of new homes, the number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent and Company-owned retail sales centers could also be affected by reduced retail inventory levels or reduced number of sales centers.

Zoning — If the manufactured housing industry is unable to gain widespread acceptance or secure favorable local zoning ordinances, our sales could decline and our business, results of operations and financial condition could be materially adversely affected.

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

Fluctuations in operating results — The cyclical and seasonal nature of the housing market causes our revenues and operating results to fluctuate. We expect these fluctuations to continue in the future, which could result in operating losses during periods of cyclical and seasonal downturns in the housing market.

      The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

•	consumer confidence;

•	interest rates;

•	availability of financing for homebuyers and retailers;

•	population and employment trends;

•	income levels;

•	housing demand; and

•	general economic conditions, including inflation and recessions.

      These factors have in the past, and in the future may, negatively impact our business. In addition to these factors, the housing industry is affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of economic, demographic and seasonal trends, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. We may experience operating losses during periods of cyclical and seasonal downturns in the housing market.

Competition — The manufactured housing industry is very competitive. If we are unable to effectively address this competition, our growth could be limited and our sales could decline.

      The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, merchandising and terms of retailer promotional programs, and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Since barriers to entry for manufactured housing retailers are very low, we believe that it is easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of lower to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively address this competition our retail sales and wholesale shipments could be reduced. As a result, our growth could be limited and our sales could decline.

Certain elements of our business strategy may not succeed — Our business strategy may not adequately address the issues currently facing our company and the manufactured housing industry or correctly identify future trends in the industry. Any failure of our business strategy could cause our sales to decline.

      Since mid-1999, retail sales and wholesale shipments of new manufactured homes have decreased as a result of high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory levels, a reduced number of consumer lenders in the traditional chattel (home only) lending portion of the industry, higher interest rates on home only loans and other factors. As a result, our operating results have been adversely affected and we have closed a significant number of manufacturing facilities and retail sales centers. We are implementing strategies designed to address these issues. These strategies may not be successful because the reasons for the decline in demand or future trends in the industry may not be correctly identified, and our operating results may not improve. For example, our modified sales rebate programs and retailer training programs may be unsuccessful in increasing the frequency of inventory turnover and reducing excess inventories and our corresponding contingent repurchase obligation. In addition, factors beyond our control, such as increased competition, reductions in consumer demand or continued economic downturn, may offset any improved operating results that are attributable to our strategy. Any failure of our business strategy could cause our sales to decline.

Dependence upon independent retailers — If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline.

      During 2001, 79% of our wholesale shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.

Effect on liquidity — Current industry conditions and our recent operating results have limited our sources of capital. If this situation does not improve and if we need to locate alternative sources of capital, but are unable to do so, we may not be able to expand our business, and we may need to limit our operations.

      We depend on our cash balances, cash flows from operations, our revolving credit facility, floor plan facilities and surety bond programs to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry combined with our recent operating results have reduced availability of credit under our revolving credit facility, decreased sources of floor plan financing and required us to cash collateralize a portion of our insurance and surety bond requirements.

      Availability under our $75 million revolving credit facility is limited to a borrowing base calculated based on qualifying accounts receivable and inventories as defined therein. During 2001 the borrowing base ranged from $37 million at the end of December up to $75 million at various times during the year. The borrowing base at the end of February 2002 was $50 million. At December 29, 2001, the Company had no cash borrowings and $35 million of letters of credit outstanding under the facility.

      The Company uses borrowings from floor plan lenders to finance a significant portion of its retail inventory of new homes. These floor plan borrowings are payable on demand. Currently we have lines of credit totaling $82.5 million with six floor plan lenders, including $20 million with Conseco. We had $65 million of floor plan loans outstanding at the end of February 2002, including $20 million with Conseco. During the past three years some of the industry’s floor plan lenders have elected to exit or reduce their participation in the market. In March 2002, Conseco notified us that it will discontinue approving and funding new floor plan requests from Company-owned retailers commencing April 2002. However, due to a 90 day termination provision in our floor plan agreements with Conseco, we will be able to finance new home purchases through May 31, 2002. We are seeking additional floor plan lines from other floor plan lenders to replace Conseco. If the availability under our floor plan borrowings or revolving credit facility or cash flow from operations is insufficient to finance our operations and alternative capital is not available or surety bonds become unavailable to the Company, we may not be able to expand our business, and we may need to limit our operations.

Contingent liabilities — We have, and will continue to have, significant contingent repurchase and other obligations, some of which may become actual obligations that need to be paid or financed.

      As is customary throughout the manufactured housing industry, most of our independent retailers finance their wholesale purchases of homes through floor plan arrangements under which a financial institution provides the retailer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. In connection with a floor plan arrangement, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, we are obligated, for a period of 12 months to 15 months from the date of the sale, upon default by the retailer and repossession of the home by the financial institution, to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. Our maximum potential repurchase obligation at December 29, 2001 was $300 million, without reduction for the resale value of the homes, compared to $430 million a year earlier. During 2001, we paid $21.1 million and incurred losses of $3.9 million under repurchase agreements related to 697 homes resulting from defaults by 55 independent retail companies. We may be required to honor some or all of our repurchase obligations in the future and we may suffer additional losses with respect to, and as a consequence of, these repurchase agreements.

      We also had contingent debt obligations with respect to $35 million of letters of credit and $46 million of surety bonds. In addition, certain of the Company’s subsidiaries are guarantors of $9.4 million of debt of unconsolidated subsidiaries. If we were required to fund a material amount of these contingent obligations, our liquidity could by adversely affected.

Potential Dilution — Outstanding preferred stock that is convertible into common stock and redeemable in cash or common stock, at the Company’s option, and a deferred purchase price obligation that is payable, at the Company’s option, in cash or common stock, could result in potential dilution and impair the price of our common stock.

      We currently have outstanding $20 million of Cumulative Convertible Preferred Stock which is convertible into common stock at a rate of $13.854 per share. Commencing July 2003, the preferred shareholder has the right to redeem this preferred stock, in cash or common stock, at the Company’s option. The preferred shareholder has the right until March 29, 2003 to purchase an additional $12 million of the preferred stock. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase (subject to certain limitations) but could not be less than $7.50 per share.

      We also pay a quarterly dividend on the preferred stock at a rate of 5% per annum. The dividend is payable in cash or shares of our common stock, at our option. The number of shares issuable in payment of these dividends depends on the market value of the common stock at the time of issuance (subject to certain limitations). As a result, assuming we elected to pay any dividend in shares of common stock, the preferred shareholder would receive a greater number of shares of common stock in payment of those dividends if our common stock price decreases.

      As of December 29, 2001, we had outstanding $24 million of a deferred purchase price obligation which is payable in quarterly payments of $2 million through January 3, 2005, with no payment required in the second quarter of 2002. Quarterly payments may be made in cash or shares of common stock at our option. The number of shares to be issued in any quarterly payment depends on the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases.

      To the extent that the preferred shareholder elects to convert the preferred stock into common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, our then existing common shareholders would experience dilution in their percentage ownership interests. If the $20 million of preferred stock (excluding dividends) were converted at the conversion price of $13.854, the $12 million of additional preferred stock was assumed to be issued and converted at 120% of the 2001 year end market price, and the deferred purchase price obligation was assumed to be paid in common stock using the year end market price, dilution of approximately 8.0% would occur based on the number of shares of common stock outstanding at 2001 year end. If it was assumed that the $20 million of currently outstanding preferred shares were redeemed at the 2001 year end market price rather than converted at $13.854, additional dilution of approximately 0.4% would occur.

      The additional shares of common stock that could be available for sale upon conversion or redemption of the preferred stock, as dividends on the preferred stock or in payment of the deferred purchase price obligation may have a negative impact on the market price of our common stock. In addition, sale of substantial amounts of our common stock in the public market by the preferred shareholder or the recipients of the deferred purchase price payments, or the perception that these sales might occur, could depress the price of our common stock. Such selling shareholders may determine the timing, structure and all terms of any disposition of our common stock, all of which could affect the market price of our common stock.

      We may seek additional sources of capital and financing in the future, the terms of which may result in additional potential dilution.

Significant leverage — Our significant debt could adversely affect our financial health and prevent us from fulfilling our debt obligations. If we are unable to pay our debt obligations when due, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

      We have a significant amount of debt, which at the end of December 2001, consisted of long-term debt of $225 million and floor plan payables of $71 million. Total debt as a percent of total capital, net of cash, was 43.8% at year-end. This indebtedness could have important consequences to the Company. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, surety bonds or other requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness and reduce our ability to use our cash flows for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the manufactured housing industry;

•	place us at a competitive disadvantage because we have more indebtedness than some of our competitors; and

•	make us more vulnerable in the event of a continued downturn in our business or in general economic conditions.

      In addition, our future cash flows may be insufficient to meet our debt obligations. The factors that affect our ability to generate cash can also affect our ability to raise additional funds to meet our debt service and other obligations through the sale of equity securities, the refinancing of debt, or the sale of assets. Our business may not generate sufficient cash flows from operations and borrowings may not be available to us under our revolving credit facility in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. Borrowings under our revolving credit facility and floor plan facilities bear interest at floating rates, so increases in the prevailing interest rates may also affect our ability to meet our debt service obligations.

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

Restrictive covenants — The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility.

      The documents governing the terms of certain of our indebtedness contain covenants that place restrictions on us and our subsidiaries. Our revolving credit facility and certain floor plan facilities include covenants that restrict our and our subsidiaries’ ability to, among other things:

•	incur capital expenditures, including payments under capitalized leases, in each fiscal year;

•	incur additional indebtedness, guarantees, leases and liens;

•	use proceeds from the sale of certain assets;

•	make advances, investments and loans;

•	pay dividends, repurchase or make other distributions on our common stock;

•	enter into transactions with affiliates;

•	enter into joint ventures;

•	merge with, consolidate into or acquire other companies;

•	make changes to our business; and

•	make changes in our management.

      Our credit facilities include financial performance covenants that require the Company to maintain specified levels of earnings and net worth.

      If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity. If this debt were to accelerate, our assets might not be sufficient to repay our debt in full.

Dependence upon Walter R. Young and other key personnel — The loss of any of our executive officers could reduce our ability to achieve our business plan and could have a material adverse effect on our business and operating results.

      We depend on the continued services and performance of our executive officers, including our Chairman, President and Chief Executive Officer, Walter R. Young. If we lose the service of Mr. Young or any of our executive officers, it could reduce our ability to achieve our business plan and could have a material adverse effect on our business and operating results.

Executive Officers of the Company

      The executive officers of the Company, their ages, and the position or office held by each, are as follows:

Name	Age	Position or Office

Walter R. Young	57	Chairman of the Board of Directors, President and Chief Executive Officer
Anthony S. Cleberg	49	Executive Vice President and Chief Financial Officer
Philip C. Surles	60	Chief Operating Officer
M. Mark Cole	40	President, Retail Operations
John J. Collins, Jr.	50	Senior Vice President, General Counsel and Secretary
Richard P. Hevelhorst	54	Vice President and Controller

      The executive officers serve at the pleasure of the Company’s Board of Directors except for Mr. Young, who is currently serving in accordance with the terms of a Letter Agreement dated April 27, 1990, as amended. The Letter Agreement terminates on April 30, 2005 unless terminated earlier pursuant to the agreement. Mr. Young joined Champion in 1990 as President and Chief Executive Officer and was elected Chairman of the Board in 1992.

      In 2000 Mr. Cleberg joined Champion from Washington Group International (“Washington Group”), a publicly-held engineering and construction firm, where for the previous three years he was the Executive Vice President and Chief Financial Officer. On May 14, 2001, subsequent to Mr. Cleberg’s departure from Washington Group, it filed a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. On January 25, 2002, Washington Group completed its Plan of Reorganization and emerged from Chapter 11 bankruptcy protection. Previous to Washington Group, Mr. Cleberg worked for Honeywell Inc. for 15 years in various senior financial positions, leaving as Corporate Vice President, Business Development.

      Mr. Surles joined Champion upon the October 1996 merger with Redman Industries, Inc., a leading manufactured housing company. Prior to his appointment to Chief Operating Officer in May 1997, he served as the Company’s President, Southwestern Region, and in various executive capacities with Redman for 20 years.

      Mr. Cole joined Champion in 1998 upon the acquisition of Southern Showcase Housing, Inc., a manufactured housing retailer, where he was President for eight years. He was promoted to Champion’s President, Retail Operations in September 1998.

      Mr. Collins joined the Company in 1997 as Vice President, General Counsel and Secretary. For the previous five years, he was Principal and Managing Director of Miller, Canfield, Paddock and Stone PLC, a law firm which provided legal services to the Company for the past five years, and was the Resident Director of one of its offices. Mr. Collins was promoted to Senior Vice President, General Counsel and Secretary in April 2000.

      Mr. Hevelhorst joined Champion in 1995 as Controller and was promoted to the position of Vice President and Controller in 1999.

Item 2.     Properties

      All of our manufacturing facilities are one story with concrete floors and wood and steel superstructures and generally range from 80,000 to 150,000 square feet. We own all of our manufacturing facilities except for six housing facilities which are leased, of which four are under capital leases. Substantially all of the machinery and equipment used in our manufacturing facilities is owned. We believe our plant facilities are generally well maintained and provide ample capacity to meet expected demand.

      The following table sets forth certain information as of December 29, 2001 with respect to our 49 homebuilding facilities, all of which are assembly-line operations.

United States
Alabama	Guin Boaz (4 plants)
Arizona	Chandler (2 plants)*
California	Corona* Lindsay Woodland*
Colorado	Berthoud
Florida	Bartow (3 plants)* Lake City (3 plants)** Plant City
Georgia	Thomasville Richland
Idaho	Weiser
Indiana	LaGrange (4 plants) Ridgeville Topeka (4 plants)
Kentucky	Flemingsburg
Nebraska	Central City York
New York	Sangerfield*
North Carolina	Lillington Pembroke Sanford
Oregon	Silverton Woodburn
Pennsylvania	Claysburg Ephrata
Tennessee	Henry
Texas	Athens (2 plants) Breckenridge Burleson (2 plants)
Canada
Alberta	Medicine Hat
British Columbia	Penticton

In addition, the Company owns 14 idled manufacturing facilities in eight states at December 29, 2001, of which six are held for sale.

*	Includes one leased facility.

**	Includes one leased facility and one facility which was idled in March 2002.

      Our Company-owned retail sales centers generally range in size from one and one-half acre to four acres. The following table sets forth the 218 Company-owned retail locations by state as of December 29, 2001:

Number of
Retail
State	Locations

Arizona	8
California	4
Colorado	2
Idaho	6
Indiana	5
Iowa	2
Kansas	5
Kentucky	14
Louisiana	6
Mississippi	3
Missouri	1
Montana	3
Nebraska	2
Nevada	7
North Carolina	28
North Dakota	1
Ohio	1
Oklahoma	4
Oregon	7
South Carolina	20
South Dakota	4
Tennessee	5
Texas	54
Utah	8
Virginia	7
Washington	9
Wyoming	2

      Four of these retail locations were closed during the first two months of 2002.

      Most of our Company-owned retail locations are leased, with aggregate lease payments totaling approximately $10.5 million in 2001. Sales center lease terms generally range from monthly to five years. Our executive offices, which are located in Auburn Hills, Michigan, and other miscellaneous offices and properties are also leased.

Item 3.     Legal Proceedings

      In the ordinary course of business, the Company is involved in routine litigation incidental to its business. This litigation arises principally from the sale of our products and in various governmental agency proceedings arising from occupational safety and health, wage and hour, and similar employment and workplace regulations. In the opinion of management, none of such matters presently pending are material to Champion’s overall financial position or results of operations.

      On August 26, 1999, a putative shareholder class action suit entitled Joel Miller v. Champion Enterprises, Inc. was filed against the Company and Walter R. Young in the U.S. District Court for the Eastern District of Michigan. The complaint seeks unspecified damages and costs for alleged violations of federal securities laws. The plaintiffs generally alleged, among other things, that the Company made false and misleading statements and omitted other information regarding the financial condition of Ted Parker Homes Sales, Inc. (Ted Parker), our former largest independent retailer, and the potential impact on Champion of Ted Parker becoming insolvent. There were similar actions that have been filed and consolidated with the Joel Miller action. On June 13, 2001, the trial court denied the plaintiffs’ motion to amend the second amended complaint and dismissed all of the plaintiffs’ complaints. The plaintiffs filed an appeal to the 6th Circuit Court of Appeals on July 2, 2001, which is pending. We are continuing to vigorously defend against these actions.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of Champion’s security holders during the fourth quarter of 2001.

PART II

Item 5.     Market for Champion’s Common Equity and Related Shareholder Matters

      (a) Champion’s common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. The high and low stock prices during each quarter of 2001 and 2000 were as follows:

	High	Low

2001
1st Quarter	$7.3125	$2.8125
2nd Quarter	11.74	4.76
3rd Quarter	11.94	6.25
4th Quarter	13.75	6.57
2000
1st Quarter	8.4375	5.3125
2nd Quarter	7.75	4.00
3rd Quarter	6.625	4.125
4th Quarter	4.1875	2.3125

      (b) There were approximately 6,000 shareholders of record and 8,000 beneficial holders on March 8, 2002.

      (c) Champion has not paid cash dividends on the Company’s common stock since 1974 and does not plan to pay cash dividends on the Company’s common stock in the near term.

      (d) On July 3, 2001, Champion completed the sale of 20,000 shares of Series B-1 Cumulative Convertible Preferred Stock to Fletcher International, Ltd., an accredited investor, in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The aggregate purchase price for this preferred stock was $20.0 million.

Item 6.     Selected Financial Information
Ten-Year Highlights (Unaudited)

	2001	2000	1999		1998	1997

	(Dollars and weighted shares in thousands, except per share amounts)
Operations
Net sales
Manufacturing	$1,296,315	$1,564,026	$2,068,627		$1,986,317	$1,733,162
Retail	452,910	606,708	787,011		561,659	60,624
Less: intercompany	(201,000)	(249,000)	(291,000)		(215,000)	(39,300)

Net sales	1,548,225	1,921,734	2,564,638		2,332,976	1,754,486
Cost of sales	1,283,216	1,619,903	2,164,868	**	1,931,397	1,503,028

Gross margin	265,009	301,831	399,770		401,579	251,458
Selling, general and administrative expenses (SG&A)	283,673	305,286	292,188	**	231,295	135,028
Nonrecurring charges	—	189,700 *	—		—	—

Operating income (loss)	(18,664)	(193,155)	107,582		170,284	116,430
Net interest income (expense)	(22,624)	(27,177)	(25,540)		(13,486)	941

Pretax income (loss)-continuing operations	(41,288)	(220,332)	82,042		156,798	117,371

Income (loss)-continuing operations	(27,888)	(147,332)*	50,042		94,198	70,771
Income (loss)-discontinued operations	—	—	—		—	4,500
Extraordinary gain (loss)	—	—	—		—	—

Net income (loss)	$(27,888)	$(147,332)	$50,042		$94,198	$75,271

Diluted earnings (loss) per share
Income (loss)-continuing operations	$(0.59)	$(3.12)*	$1.02		$1.91	$1.45
Income (loss)-discontinued operations	—	—	—		—	0.09
Extraordinary gain (loss)	—	—	—		—	—

Net income (loss)	$(0.59)	$(3.12)	$1.02		$1.91	$1.54

Diluted weighted shares outstanding	47,887	47,252	48,889		49,284	48,875

Financial Information
Depreciation and amortization	$36,043	$40,306	$37,890		$26,911	$17,091
Capital expenditures	6,972	15,035	50,390		49,120	38,266
Net property, plant and equipment	177,430	207,277	222,898		190,963	143,519
Total assets	858,152	942,056	1,182,940		1,021,672	501,250
Long-term debt	224,926	225,634	224,357		121,629	1,813
Redeemable convertible preferred stock	20,000	—	—		—	—
Shareholders’ equity	272,034	296,809	444,262		405,246	280,416
Per share	$5.63	$6.27	$9.39		$8.40	$6.02
Return (loss) on average equity	(10% )	(40% )	12%		27%	30%

Other Statistical Information
Number of employees at year end	10,600	12,000	15,000		14,000	11,300
Homes sold
Wholesale	39,551	52,442	71,761		70,359	64,285
Retail — new	7,578	11,483	15,853		11,738	983
Retail — pre-owned	1,897	2,863	4,102		2,867	87
Wholesale multi-section mix	77%	71%	66%		63%	58%

The Company made significant acquisitions of manufacturing companies in 1994 through 1996 and in 1999. The Company made significant acquisitions of retail companies in 1998 and 1999.

*	Includes goodwill impairment charges of $189.7 million ($127.8 million after tax or $2.70 per share).

**	Cost of sales and SG&A expenses include $26.5 million and $7.1 million, respectively, related to the bankruptcy of the Company’s former largest independent retailer in 1999.

Item 6.     Selected Financial Information

Ten-Year Highlights (Unaudited)

	1996		1995	1994	1993	1992

	(Dollars and weighted shares in thousands, except per share amounts)
Operations
Net sales
Manufacturing	$1,645,024		$1,410,890	$1,138,027	$759,544	$616,686
Retail	33,202		27,200	34,702	30,661	27,241
Less: intercompany	(23,800)		(19,800)	(23,600)	(21,900)	(19,800)

Net sales	1,654,426		1,418,290	1,149,129	768,305	624,127
Cost of sales	1,410,397		1,214,217	990,905	664,861	545,507

Gross margin	244,029		204,073	158,224	103,444	78,620
Selling, general and administrative expenses (SG&A)	130,629		112,396	89,289	74,732	62,617
Nonrecurring charges	22,000	***	—	2,700	572	1,308

Operating income (loss)	91,400		91,677	66,235	28,140	14,695
Net interest income (expense)	525		298	673	(1,770)	(4,985)

Pretax income (loss) — continuing operations	91,925		91,975	66,908	26,370	9,710

Income (loss) — continuing operations	52,225	***	54,475	43,808	18,470	7,137
Income (loss) — discontinued operations	1,361		1,810	3,230	(3,750)	(3,847)
Extraordinary gain (loss)	—		—	—	(1,753)	420

Net income (loss)	$53,586		$56,285	$47,038	$12,967	$3,710

Diluted earnings (loss) per share
Income (loss) — continuing operations	$1.06	***	$1.10	$0.90	$0.43	$0.19
Income (loss) — discontinued operations	0.03		0.04	0.06	(0.09)	(0.10)
Extraordinary gain (loss)	—		—	—	(0.04)	0.01

Net income (loss)	$1.09		$1.14	$0.96	$0.30	$0.10

Diluted weighted shares outstanding	49,327		49,389	48,900	42,954	37,820
Financial Information
Depreciation and amortization	$14,463		$11,294	$8,088	$6,363	$6,749
Capital expenditures	50,094		19,854	18,762	10,601	4,840
Net property, plant and equipment	119,994		75,271	59,783	44,578	41,480
Total assets	461,222		367,872	290,090	204,490	177,349
Long-term debt	1,158		1,685	2,536	3,440	42,018
Redeemable convertible preferred stock	—		—	—	—	—
Shareholders’ equity	226,634		176,142	133,266	81,741	22,316
Per share	$4.75		$3.73	$2.79	$1.76	$0.60
Return (loss) on average equity	27%		36%	44%	25%	19%
Other Statistical Information
Number of employees at year end	10,700		8,700	7,600	6,200	5,200
Homes sold
Wholesale	61,796		53,955	44,453	32,607	29,249
Retail — new	541		477	644	637	580
Retail — pre-owned	28		36	51	62	74
Wholesale multi-section mix	56%		54%	54%	51%	46%

***	Includes nonrecurring merger and other charges of $22.0 million ($16.8 million after tax or $0.34 per share) due to the 1996 merger with Redman Industries, Inc., which was accounted for as a pooling of interests.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Champion Enterprises, Inc. (Champion or the Company) is the leading producer of manufactured housing in the U.S. and the industry’s fourth largest retailer based on the number of retail locations. As of December 29, 2001, the Company was operating 49 homebuilding facilities in 16 states in the U.S. and two provinces in western Canada. The homes we produced were sold through 218 Company-owned sales centers in 27 states at December 29, 2001, and approximately 3,000 independent sales centers across the U.S. and in western Canada. Currently 542 independent retail locations are members of our Champion Home Centers retail distribution network. In 2001 we also sold homes to approximately 400 builders and developers.

      In 2001 and 2000, Champion’s revenues and profits were affected by challenging industry conditions, including high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory levels, a reduced number of consumer lenders in the traditional chattel (home only) lending portion of the industry, higher interest rates on home only loans and other factors. During the past two years a greater portion of the industry and Champion homes sold to consumers were financed with real estate mortgages, partially offsetting reduced chattel lending availability. Industry retail sales and wholesale shipments of new homes have declined as a result of the high number of repossessed homes that are in the market. We estimate that 90,000 repossessed homes were resold in 2001, compared to 75,000 homes in 2000 and 50,000 homes in 1999. According to data reported by the National Conference of States on Building Codes and Standards (NCSBCS), 2001 U.S. industry wholesale shipments of HUD code homes1 and floors2 decreased 22.9% and 20.7%, respectively, from 2000 levels after declining 28.1% and 25.9%, respectively, in 2000 from 1999 levels. We estimate, based on data reported by Statistical Surveys, Inc. and other sources, that industry retail sales of new homes in 2001 declined 25% from 2000 levels, after declining 17% in 2000 from 1999 levels. In the fourth quarter of 2001, the industry experienced 3.5% growth in year-over-year wholesale shipments of HUD code homes, based on data reported by NCSBCS.

      In response to these industry conditions, during 2001 we closed four manufacturing facilities and 42 retail sales centers. Since the start of the industry downturn in mid-1999, we have closed 20 homebuilding facilities, including one which was idled in March 2002. Three of the closed facilities have been sold. Additionally, during the past two years we have closed or consolidated 108 retail sales centers, including four closed during the first two months of 2002. These closures have substantially reduced our costs and lowered our breakeven level of production and retail sales.

      The number of manufactured homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards and cost of consumer financing. Two basic types of consumer financing are available: chattel or personal property loans for purchasers of only the home and real estate mortgages for purchasers of the home and the land on which the home is placed. During the past three years a number of home only lenders have exited the market. The remaining lenders have increased their credit standards and interest rates which has reduced lending volumes. We estimate that the percentage of total new manufactured home retail sales financed with home only loans has declined from approximately 80% in 2000 to 60% in 2001. Beginning in the late 1990s the number of manufactured homes financed with real estate mortgages has been growing. We estimate that the percentage of total new manufactured home retail sales financed with real estate mortgages has increased from approximately 10% in 2000 to 30% in 2001. In 2001, Conseco Finance Corp. (Conseco), the industry’s largest consumer lender,

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

provided approximately 28% of total home only financing and 14% of total consumer financing for new homes in the industry.

      Retailers of manufactured homes generally finance their inventory purchases from the manufacturers with wholesale floor plan financing. The availability and cost of floor plan financing can affect the amount of retailer inventory of new homes, the number of retail sales centers and related wholesale demand. During the past few years the availability of floor plan financing has not been a significant issue. Although some wholesale lenders have exited the market or curtailed their lending volumes, new lenders, including local and regional banks, have entered the market and some lenders have increased lending volumes. Additionally, we estimate that since mid-1999 industry retail inventories have declined by approximately 65,000 new homes or 40%. In March 2002, Conseco, the largest floor plan lender providing an estimated 25% of the industry’s wholesale financing, notified industry manufacturers and retailers that it will discontinue approving and funding new floor plan requests commencing April 2002. However, due to a 90 day termination provision in our floor plan agreements with Conseco, our Company-owned retailers will continue to be able to finance new home purchases through May 31, 2002. Our Company-owned retailers had floor plan borrowings of $20 million with Conseco at February 28, 2002. We estimate that at February 28, 2002, our independent retailers had $140 million of floor plan borrowings with Conseco for purchases of our homes. Although we cannot presently determine the full impact of Conseco’s decision on us and our independent retailers, we anticipate that other wholesale lenders will increase their lending volumes, offsetting a significant portion of the decrease in Conseco’s lending volume.

      The industry’s U.S. wholesale shipments and retail sales of new homes in 2002 could continue to suffer from the factors described above. We expect our wholesale and retail sales volumes and margins to be affected until industry consumer financing is more readily available, consumer repossessions return to normal levels and retail sales of new homes increase. We are focusing on improving retailer inventory turnover, rewarding retailers for retail selling of homes purchased, and promoting sound retailer business practices. We are seeking additional sources of home only and real estate lending for our retailers. We continually review our manufacturing capacity and the number and locations of our Company-owned retail sales centers and will make further adjustments as deemed necessary.

Results of Operations 2001 Versus 2000

     Consolidated

	2001	2000	% change

	(Dollars in
	millions)
Net sales
Manufacturing	$1,296	$1,564	(17)%
Retail	453	607	(25)%
Less: intercompany	(201)	(249)

Total net sales	$1,548	$1,922	(19)%

Gross margin	$265	$302	(12)%
SG&A	284	305	(7)%
Goodwill impairment charges	—	(190)

Operating loss	$(19)	$(193)

As a percent of sales
Gross margin	17.1%	15.7%
SG&A	18.3%	15.9%

      Net sales in 2001 decreased by 19% from 2000 levels due primarily to the challenging industry conditions discussed above. In response to these conditions, we closed four manufacturing facilities and 42 retail sales centers in 2001.

      Gross margin dollars in 2001 were $37 million less than in 2000, while gross margin increased 1.4% as a percentage of sales. Approximately $59 million in reduced gross margin dollars was due to the $374 million reduction in net sales. The decline in gross margin dollars caused by lower sales volume was partially offset by improved production efficiencies and reduced fixed costs as a result of the closure of manufacturing facilities in 2001 and 2000, increased manufacturing sales prices in 2001 and the net effect of the following items that occurred in 2000. Gross margin dollars for the year ended December 30, 2000 included a $5 million charge for an additional write down of repurchased homes from the 1999 bankruptcy of our former largest independent retailer and approximately $1.7 million of employee termination benefits paid related to closed homebuilding facilities, partially offset by a $4 million reduction in the intercompany profit in inventory as a result of lower manufacturing margins and declining inventories at the retail segment. Gross margins in both years were affected by costs of retail programs to reduce inventory and sell older homes at Company-owned sales centers.

      Selling, general and administrative expenses (“SG&A”) decreased $21 million or 7% in 2001 primarily due to the reduction in sales volume and operating fewer manufacturing facilities and sales centers, an $11 million reduction in manufacturing segment marketing and advertising costs, an $8 million reduction in the provision for wholesale repurchase losses and a $2.8 million reduction in non-cash asset impairment charges. Partially offsetting these SG&A reductions were charges in 2001 of $3.7 million for losses on consumer finance loans and transition costs for alternative financing sources. SG&A in 2000 was reduced by property insurance gains of $6.9 million. SG&A increased to 18.3% of sales in 2001 as a result of these changes and the effect of lower net sales on fixed SG&A costs.

      The operating loss in 2001 and 2000 was comprised of the following:

		% of		% of
	2001	sales	2000	sales

	(Dollars in millions)
Manufacturing EBITA excluding loss from independent retailer bankruptcy	$54	4.2%	$51	3.3%
Retail EBITA (loss)	(33)	(7.3)%	(9)	(1.5)%
General corporate expenses	(28)		(30)
Goodwill amortization	(12)		(14)
Goodwill impairment charges	—		(190)
Intercompany profit in inventory	—		4
Loss from independent retailer bankruptcy	—		(5)

Operating loss	$(19)		$(193)

      Manufacturing and retail segment EBITA consists of earnings (loss) before interest, taxes, goodwill amortization, goodwill impairment charges and losses associated with the 1999 independent retailer bankruptcy.

      Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In 2000 a credit (income) resulted from the reduction in intercompany profit in inventory due to lower manufacturing segment gross margins and declining inventories at the retail segment. In 2001 increased manufacturing margins were offset by declining retail inventory levels, resulting in no change to the intercompany profit in inventory elimination.

      General corporate expenses in 2001 decreased primarily due to the prior year non-cash fixed asset impairment charges of $4.0 million related to development operations, partially offset by increases in compensation programs and financing charges in 2001.

      Income tax benefits were recorded in 2001 and 2000 resulting from pretax losses. The decrease in the effective income tax rate to 32% in 2001 from 33% in 2000 is a function of nondeductible items, primarily goodwill amortization and impairment charges, and the effective state tax rate.

      In the fourth quarter of 2000, the Company recorded non-cash goodwill impairment charges of $189.7 million ($127.8 million after tax or $2.70 per share). Commencing in 2001, the amortization period for retail goodwill was reduced from 40 to 20 years. For additional information see the section titled “Goodwill Impairment Charges”. Our review of the recoverability of goodwill that was performed during the second half of 2001 resulted in no additional impairment charges.

     Manufacturing Operations

	2001	2000	% change

Net sales (in millions)	$1,296	$1,564	(17)%
EBITA excluding loss from independent retailer bankruptcy (in millions)	$54	$51	6%
EBITA margin %	4.2%	3.3%
Homes sold	39,551	52,442	(25)%
Floors sold	71,487	90,458	(21)%
Multi-section mix	77%	71%
Average home price	$31,400	$28,500	10%
Manufacturing facilities at year end	49	53	(8)%

      Manufacturing net sales in 2001 decreased because of the challenging market conditions described above. Our wholesale homes and floors sold in 2001 decreased by 24.6% and 21.0%, respectively, from the prior year. Our U.S. wholesale shipments of HUD code homes in 2001 totaled 36,495, a decrease of 27.3% from a year earlier, which resulted in a U.S. market share of 18.9% in 2001 compared to 20.1% in 2000. Shipment of non-HUD code homes (modulars, Canadian code and others) increased by 38% to 3,056 homes in 2001. Wholesale shipments of single-section homes decreased in 2001 by 41.9% from 2000 levels, while multi-section homes sold decreased by 17.3%. The increased average wholesale selling price per home in 2001 resulted from the higher multi-section mix and sales price increases. Manufacturing sales to Company-owned retailers in 2001 accounted for 15% of total homes sold in 2001 versus 16% in 2000 as Company stores liquidated inventory from closed locations and reduced inventory per sales center.

      Manufacturing EBITA in 2001 increased by 6% or $3 million and also increased as a percentage of sales compared to 2000 despite the 17% decline in sales. Manufacturing gross margin dollars in 2001 declined $7 million from 2000, comprised of decreased gross margin from the $268 million reduction in sales, partially offset by higher sales prices in 2001 and improved production efficiencies and reduced fixed costs as a result of the closure of manufacturing facilities in 2001 and 2000. Gross margin dollars in 2000 included a $5 million charge for an additional write down of repurchased homes from the 1999 bankruptcy of our former largest independent retailer and approximately $1.7 million of employee termination benefits paid related to closed homebuilding facilities. Manufacturing SG&A in 2001 improved as marketing and advertising costs were $11 million lower than in 2000 and the provision for wholesale repurchase losses was $8 million less than in 2000. Manufacturing EBITA in 2000 included $6.9 million for property insurance gains. Manufacturing EBITA in 2001 and 2000 included fixed asset impairment charges of $3.3 million and $2.5 million, respectively, related to closed plants.

      Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, the Company’s unfilled wholesale orders for housing at

December 29, 2001 totaled approximately $18 million at the 49 plants operated, as compared to $15 million at 53 plants a year earlier.

     Retail Operations

	2001	2000	% change

Net sales (in millions)	$453	$607	(25)%
EBITA (loss) (in millions)	$(33)	$(9)	(264)%
EBITA (loss) margin %	(7.3)%	(1.5)%
New homes sold	7,578	11,483	(34)%
Pre-owned homes sold	1,897	2,863	(34)%
Total homes sold	9,475	14,346	(34)%
% Champion-produced new homes sold	88%	73%
New home multi-section mix	72%	62%
Average new home price	$56,200	$49,600	13%
Average number of new homes sold per sales center per month	2.7	3.4	(21)%
Average number of new homes in inventory per sales center at year end	14	18	(22)%
Sales centers at year end	218	260	(16)%

      Retail sales decreased in 2001 due to the challenging industry conditions described above and a decline in the number of Company-owned sales centers. The average number of sales centers we operated during 2001 was 17% less than the average number operated in 2000. The average new home selling price in 2001 increased by 13% versus last year, primarily due to the sale of a greater proportion of higher-priced, multi-section homes.

      Retail EBITA loss in 2001 increased by $24 million compared to 2000 and also increased as a percentage of sales. The larger retail loss was primarily due to reduced gross margin of $31 million from the $154 million reduction in sales, a $3.7 million charge for losses on consumer finance loans and transition costs for alternative financing sources and reduced income from loan origination fees, insurance and other commissions associated with lower sales volume. Partially offsetting these unfavorable changes were reduced SG&A costs from operating fewer sales centers and from implementing cost reduction programs. Retail EBITA in 2001 and 2000 included $4.4 million and $4.0 million, respectively, for fixed asset impairment charges and $1.2 million and $1.8 million, respectively, for lease termination costs related to sales center closures. Retail loss increased as a percentage of sales in 2001 as a result of these changes and the effect of lower net sales on fixed SG&A costs.

     Deferred tax assets

      At December 29, 2001, the Company had gross deferred tax assets of $101 million. Based on an analysis of historical performance and forecasted future performance, we believe that our deferred tax assets will be realized. The Company has been profitable for eight of the last ten years, generating pretax earnings of $82 million, $157 million and $117 million in 1999, 1998 and 1997, respectively. A large portion of the pretax loss in 2000 was due to $190 million of goodwill impairment charges. The net operating loss carryforward period of 20 years allows for the gross deferred tax assets to be realized through cumulative taxable income of $261 million or an average of $13 million per year. Despite current industry conditions, we believe that a minimum expectation of $13 million in average annual taxable income over the next 20 years is reasonable.

Results of Fourth Quarter 2001 Versus 2000

	2001	2000	% change

	(Dollars in millions,
	except average home
	price)
Net sales
Manufacturing	$323	$310	4%
Retail	95	124	(23)%
Less: intercompany	(52)	(47)

Total net sales	$366	$387	(5)%

Gross margin	$67	$57	17%
SG&A	68	82	(17)%
Goodwill impairment charges	—	(190)

Operating loss	$(1)	$(215)

Manufacturing EBITA	$19	$3	498%
Retail EBITA (loss)	(10)	(15)	31%
General corporate expenses	(7)	(10)	(25)%
Goodwill amortization	(3)	(3)
Goodwill impairment charges	—	(190)

Operating loss	$(1)	$(215)

As a percent of sales
Gross margin	18.1%	14.7%
SG&A	18.5%	21.1%
Manufacturing EBITA margin %	6.0%	1.0%
Retail EBITA (loss) margin %	(10.9)%	(12.3)%
Manufacturing
Homes sold	9,482	9,737	(3)%
Floors sold	17,471	17,466	—
Multi-section mix	80%	77%
Average home price	$32,600	$30,500	7%
Retail
New homes sold	1,581	2,216	(29)%
Pre-owned homes sold	394	594	(34)%
Total homes sold	1,975	2,810	(30)%
% Champion-produced new homes sold	93%	79%
New home multi-section mix	74%	68%
Average new home price	$56,800	$52,100	9%
Average number of new homes sold per sales center per month	2.4	2.8	(14)%

      Fourth quarter 2001 net sales declined 5% versus the same quarter last year. Manufacturing net sales for the quarter in 2001 increased 4% due to price increases and sales mix, while shipments of homes declined 3% due to our efforts to reduce inventory in our distribution channels. According to NCSBCS, fourth quarter 2001 U.S. industry wholesale shipments increased 3.5% from a year earlier. Our retail new homes sold declined 29% versus the same quarter last year. Champion operated 16% fewer retail sales centers in the fourth quarter of 2001 than in the comparable quarter a year ago. We estimate that industry new home retail sales declined 15% for the fourth quarter of 2001 compared to the 2000 fourth quarter based on data provided by Statistical Surveys, Inc. and other sources.

      Gross margin dollars for the fourth quarter of 2001 increased $10 million or 17% despite the 5% decline in sales, while gross margin as a percentage of sales increased 3.4 percentage points to 18.1% versus the same quarter last year. The 2001 quarter’s gross margin improvement was due to manufacturing segment improvements including higher sales prices, no plant closures and production efficiencies as a result of operating fewer plants. These improvements were partially offset by a $3 million decrease in gross margin dollars caused by the $21 million reduction in consolidated net sales.

      SG&A for the quarter ended December 29, 2001 decreased 17% or $14 million versus the prior year quarter. Lower SG&A in the 2001 quarter was the result of operating fewer manufacturing facilities and sales centers and a $5.3 million reduction in fixed asset impairment charges. SG&A in the fourth quarter of 2001 and 2000 included $1.2 million and $6.5 million, respectively, for non-cash fixed asset impairment charges.

     Operations

      For the 2001 quarter, the Company’s manufacturing net sales increased by 4% due to the higher multi-section mix and increased sales prices. Manufacturing EBITA for the quarter was $16 million higher than in 2000 primarily due to higher sales prices, no plant closures or impairment charges, and production efficiencies and lower SG&A as a result of operating fewer plants. Segment EBITA for the three months ended December 30, 2000 included $1.5 million of impairment charges for a closed homebuilding facility.

      Challenging industry conditions and a decline in the number of Company-owned sales centers affected retail net sales in the fourth quarter of 2001. The retail loss for the quarter improved $5 million versus the same quarter last year despite a 23% drop in sales. Contributing to the improvement was lower SG&A from operating fewer sales centers and reduced charges for sales center closings. Non-cash asset impairment charges totaled $1.2 million and $2.5 million in the fourth quarters of 2001 and 2000, respectively, and fourth quarter 2000 results included $1.1 million for lease termination costs. During the fourth quarter of 2001, 11 sales centers were closed, compared to 24 closures in the fourth quarter of 2000.

Results of Operations 2000 Versus 1999

	2000	1999	% change

	(Dollars in millions, except average
	home price)
Net sales
Manufacturing	$1,564	$2,069	(24)%
Retail	607	787	(23)%
Less: intercompany	(249)	(291)

Total net sales	$1,922	$2,565	(25)%

Gross margin	$302	$400	(24)%
SG&A	305	292	4%
Goodwill impairment charges	(190)	—

Operating income (loss)	$(193)	$108

As a percent of sales
Gross margin	15.7%	15.6%
SG&A	15.9%	11.4%

	2000	1999	% change

	(Dollars in millions, except average
	home price)
Manufacturing
Homes sold	52,442	71,761	(27)%
Floors sold	90,458	120,496	(25)%
Multi-section mix	71%	66%
Average home price	$28,500	$27,600	3%
Manufacturing facilities at year end	53	60	(12)%
Retail
New homes sold	11,483	15,853	(28)%
Pre-owned homes sold	2,863	4,102	(30)%
Total homes sold	14,346	19,955	(28)%
% Champion-produced new homes sold	73%	62%
New home multi-section mix	62%	55%
Average new home price	$49,600	$46,300	7%
Average number of new homes sold per sales center per month	3.4	4.8	(29)%
Average number of new homes in inventory per sales center at year end	18	20	(10)%
Sales centers at year end	260	280	(7)%

      The operating income (loss) in 2000 and 1999 was comprised of the following:

		% of		% of
	2000	sales	1999	sales

	(Dollars in millions)
Manufacturing EBITA excluding loss from independent retailer bankruptcy	$51	3.3%	$132	6.4%
Retail EBITA (loss)	(9)	(1.5)%	51	6.5%
General corporate expenses	(30)		(23)
Intercompany profit in inventory	4		(4)
Goodwill amortization	(14)		(14)
Goodwill impairment charges	(190)		—
Loss from independent retailer bankruptcy	(5)		(34)

Operating income (loss)	$(193)		$108

      In 2000 consolidated net sales decreased 25% from 1999 levels due to challenging industry conditions which affected both retail sales and wholesale shipments. These conditions included excess retail locations and inventory, tightened consumer credit standards, high consumer repossession levels and higher interest rates. As a result of this industry downturn, during 2000 we idled seven manufacturing facilities and closed 62 retail sales centers.

      Gross margin dollars in 2000 were $98 million less than in 1999. Approximately $100 million in reduced gross margin was due to the $643 million reduction in consolidated sales. Also affecting gross margin dollars and as a percentage of sales in 2000 were manufacturing inefficiencies from low production volume, the $5 million additional charge for further write down of the repurchased homes from the 1999 independent retailer bankruptcy, and approximately $5 million of costs to reduce inventory and sell older homes at Company-owned sales centers, partially offset by lower manufacturing material costs. Gross margin in 1999 was reduced by $26.5 million from the write down of repurchased homes to estimated net resale value related to the independent retailer bankruptcy.

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

      Intercompany transactions between the manufacturing and retail segments are eliminated in consolidation, including intercompany profit in inventory which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In 2000 a credit (income) resulted from the reduction in intercompany profit in inventory due to lower manufacturing segment gross margins and declining inventories at the retail segment. In 1999 an elimination (expense) resulted from the increased number of Champion-produced homes in inventory at Company-owned retailers.

      Manufacturing net sales in 2000 decreased because of the challenging market conditions, with Champion’s wholesale homes and floors sold declining 26.9% and 24.9%, respectively, from a year earlier. Our U.S. wholesale shipments of HUD code homes decreased 27.5% from a year earlier, which resulted in a U.S. market share of 20.1% in 2000 compared to 19.9% in 1999. Wholesale shipments of single-section homes decreased 36.1% from 1999 levels, while multi-section sales were down 22.3%. The increased average wholesale selling price per home resulted primarily from the higher multi-section mix. Manufacturing sales to Company-owned retailers accounted for 16% of total homes sold in 2000, up from 14% in 1999.

      Manufacturing EBITA in 2000 declined by 61% or $81 million compared to 1999 excluding the losses from the 1999 independent retailer bankruptcy. Approximately $60 million of this decline was due to reduced gross margin from lower manufacturing sales of $505 million, and $20 million was due to higher marketing and advertising costs. Manufacturing margins were also affected by manufacturing inefficiencies resulting from low volume, partially offset by lower material costs. In addition, 2000 manufacturing EBITA was impacted by fixed asset impairment charges of $2.5 million related to plant closings, $6.9 million for property insurance gains and an increase in the provision for wholesale repurchase losses of $4 million (excluding losses associated with the 1999 independent retailer bankruptcy).

      Retail net sales decreased in 2000 due to the challenging industry conditions. During the year 62 sales centers were closed or consolidated, primarily in the second half, bringing the year end total to 260 locations.

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

      In the fourth quarter of 2000, the Company recorded non-cash goodwill impairment charges of $189.7 million ($127.8 million after tax or $2.70 per share). Of this total, $180.0 million was for retail operations and $9.7 million for manufacturing operations. The amortization period for retail goodwill was also reduced from 40 to 20 years commencing in 2001. For additional information see the section titled “Goodwill Impairment Charges”.

      In 1999, Champion’s former largest independent retail customer declared bankruptcy. Sales to this retailer represented 3.5% of Champion’s wholesale home shipments in 1998 and 2.7% for the first six months of 1999. In the bankruptcy proceedings the Company repurchased 1,850 homes for approximately $70 million which were financed through floor plan borrowings. Pretax charges of $33.6 million were recorded in the third quarter of 1999 for the estimated losses associated with the bankruptcy, consisting of $26.5 million to write down the repurchased homes to estimated net resale value and $7.1 million to write off uncollectible receivables. In the second quarter of 2000, a loss of $5 million was recorded for an additional write down of the value of the remaining repurchased homes. Substantially all the repurchased homes had been liquidated by the end of the third quarter of 2000.

Goodwill Impairment Charges

      The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying value of the assets against the associated estimated undiscounted future cash flows in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. At the time such evaluations indicate that the undiscounted future cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values. Estimated fair values are determined using the present value of estimated future cash flows.

      Industry conditions in 2000, including excess retail locations and inventory, tightened consumer credit standards, high consumer repossession levels and higher interest rates for purchasers of manufactured housing, resulted in lower sales volumes and sales center closures for the Company’s acquired retail businesses. Beginning in the second half of 1999, retail finance companies began tightening credit eligibility requirements and increasing down payment requirements for consumer loans in the manufactured housing industry. We monitored these changes throughout 1999 and through the third quarter of 2000 with an expectation that underwriting standards would be relaxed and/or other lenders would enter the marketplace to compete. During this period an increasing number of repossessed manufactured homes were also becoming available in the market. These factors contributed to declining retail sales of new homes in the industry and at Company-owned retailers. In the first half of 2000, almost all of our acquisitions were sufficiently profitable such that the carrying value of the related goodwill continued to appear to be recoverable. In the third quarter of 2000, certain of the Company’s retail acquisitions incurred operating losses, and we closed and consolidated 29 under performing retail sales centers. However, our long-term forecast for these retailers was sufficiently profitable that the goodwill appeared to be recoverable. These long-term forecasts were based on past operating results, management plans, and expectations for the industry.

      In the fourth quarter of 2000 industry conditions continued to worsen. The Company’s retail losses continued into October. By late November 2000 it appeared that retail traffic for the month dropped by approximately 45%, retail financing continued to tighten and a significant retail operating loss for the month was forecasted. On December 1, 2000, October industry wholesale shipments were released showing a 32% decline from 1999 levels. Third quarter 2000 industry retail data showed declines of approximately 25% and October appeared to decline 30%. It became apparent to management that additional lenders were not coming into the market and tightened underwriting standards were going to prevail longer term. During the fourth quarter of 2000 management committed to close 25 additional under performing sales centers. The culmination of these factors suggested that a detailed review regarding the recoverability of long-lived assets was required.

      In the evaluation process we forecasted cash flows over the next 20 years using assumptions for each retail company. The resulting cash flows were discounted to present value using a discount factor that approximated the Company’s blended cost of capital of 13%. The assessment was performed using lower volume and growth assumptions than previously assumed due to the continued downturn in the industry and lowered future expectations. The key assumptions in our 20 year forecast for Company-owned retailers with impaired goodwill included the following:

•	Average number of new homes sold per month per sales center ranging from 2.5 to 5.0. Average selling price per new home ranging from $40,000 to $52,000. Average gross profit and other income ranging from 26% to 29% of sales. Average variable SG&A ranging from 5% to 7% of sales. Average monthly fixed SG&A per retail sales center ranging from $25,000 to $40,000.

•	For the next one to two years, an expectation of an uncertain U.S. economy, declining consumer confidence and a mild recessionary trend.

•	Over the longer term, expected lower growth for our Company-owned retailers in terms of the number of sales centers operated and the number of homes sold per location and a slight improvement in consumer financing availability, relative interest rates and industry retail sales.

      As a result of this recoverability analysis, in the fourth quarter of 2000 the Company recorded non-cash pretax goodwill impairment charges of $189.7 million, consisting of $180.0 million for seven retail companies that were acquired in 1998 and 1999 and $9.7 million for two manufacturing companies that were acquired in 1996 and 1998.

      In conjunction with the SFAS No. 121 analysis performed in 2000 as discussed above, the estimated useful life of our goodwill was reviewed. We initially selected 40 years for both our manufacturing and retail acquisitions based on the long-term nature of the manufactured housing industry and its significance to the housing market in the U.S. Our traditional consumer base consists of individuals with annual household incomes under $40,000. These individuals comprise the largest demographic segment of the manufactured housing market. The Company believes these consumers are attracted to manufactured homes by their low cost as compared to site-built homes. According to 1999 data reported by United States Department of Commerce, the retail cost of manufactured housing was approximately $29.46 per square foot, as compared to $68.80 per square foot for site-built housing, excluding the cost of land. We believe the affordability of manufactured housing more readily enables people who would otherwise rent alternative forms of housing to own their residence. Accordingly, given the affordable nature of Champion’s homes for consumers as compared to renting, the Company believed that for the next 40 years consumers would be available, and would continue to purchase our products. We believed the resulting volume of retail sales at our acquired retail businesses would generate sufficient cash flows to realize the recorded goodwill.

      Late in the fourth quarter of 2000, we evaluated the appropriateness of the 40 year useful life we originally assigned to goodwill for our retail acquisitions. Given the culmination of the factors which required the Company to evaluate the recoverability of the goodwill as previously discussed, in conjunction with the changes transpiring in the retail distribution channel, we believed an adjustment to a 20 year useful life was appropriate.

      Other factors considered were as follows:

•	Retail sales center volume and profits are sensitive to market conditions including the number of sales centers and the level of retail inventory in the market area. This is evidenced by a number of restructurings in the latter half of 2000 at Company-owned retailers, including the closure of 62 sales centers (approximately 20% of the total), management changes and sales force turnover.

•	Retail sales center volume and profitability are affected by relationships and programs with consumer finance companies and floor plan lenders. At the time of the acquisitions, ample consumer and floor plan financing was available at advantageous rates. Subsequently, consumer credit underwriting standards have tightened and interest rates have risen. Further, floor plan financing availability has declined and costs have risen. These changes in industry lending practices have adversely affected retail sales and profitability.

•	It became clear to the Company that the business model for the traditional retail distribution channel would be impacted by Internet strategies. In mid-2000 we entered into an agreement with Homestore.com, the then leading home and real estate network for consumers and real estate professionals on the Internet. Under the agreement Homestore.com will provide a full range of web based on-line marketing and services to our Company-owned retailers and independent retailers who are members of our Champion Home Centers distribution network.

•	Primarily as a result of industry conditions, an estimated 25% of the industry’s retail locations have gone out of business during 1999 and 2000.

      The combination of these factors indicated substantially more volatility in the retail segment as compared to the manufacturing segment. Therefore, we concluded that a period of 20 years is a more reasonable estimate of the useful life for our retail goodwill.

Contingent Repurchase Obligations

      Each month the Company reviews its contingent wholesale repurchase obligations for independent retailers to assess the adequacy of the reserve for repurchase losses. This analysis is based on the combination of current and historical experience, reports received from five of the primary national floor plan lenders that provide approximately 65% of all floor plan financing for our independent retailers, and information regarding our retailers obtained from management at our manufacturing facilities.

      The maximum repurchase obligation is calculated as the total amount that would be paid upon the default of all of our independent retailers, without reduction for the resale value of the repurchased homes. Potential losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net resale value of the homes.

      Each month the Company uses the information from these five primary lenders to determine the amount subject to repurchase and the estimated potential loss for each of our 25 largest independent retailers. As of February 28, 2002, our largest independent retailer, a nationwide retailer who we consider to be low risk, had $27.4 million of inventory subject to repurchase, with associated potential repurchase loss estimated at $5.5 million. As of February 28, 2002 each of our next 25 largest independent retailers had from $0.8 million to $3.2 million of inventory subject to repurchase with aggregate potential repurchase losses estimated at $11 million.

      A summary of actual repurchase activity for the last three years, excluding the $38.6 million losses associated with the 1999 independent retailer bankruptcy, was as follows(dollars in millions):

	2001	2000	1999

Maximum repurchase obligation at end of year	$300	$430	$630
Number of retailer defaults	55	86	63
Number of homes repurchased	697	660	480
Total repurchase price	$21.1	$19.1	$14.2
Total repurchase losses incurred	$3.9	$6.0	$2.9

      To reduce potential losses from repurchase obligations, in the fourth quarter of 1999 we initiated a change to our program for the payment of volume rebates to our independent retailers. The majority of our sales to independent retailers are currently made under rebate programs that result in little or no loss exposure for volume rebates. In 2001, unearned rebates under this program helped to mitigate repurchase losses.

Liquidity and Capital Resources

      Cash and cash equivalents totaled $69 million at December 29, 2001, up from $50 million at December 30, 2000. During 2001 we generated $67 million of cash from operations and $18 million from the net proceeds of the convertible preferred stock issuance as discussed below. Expenditures during 2001 included $7 million for capital improvements, $17 million for payments related to prior year acquisitions, and $3 million for investments in and advances to unconsolidated subsidiaries. In 2001 we used approximately $43 million to reduce our floor plan payable, primarily associated with reduced retail inventories of new homes. In 2001 we received proceeds totaling approximately $2 million from the sale of property, plant and equipment.

      Year end 2001 trade accounts receivable and accounts payable balances were approximately 10% different from the prior year balances primarily due to timing of invoices, purchases and payments. Year end inventories and floor plan payable decreased $45 million and $43 million, respectively, due to 42 fewer retail sales centers at the end of 2001 as compared to 2000 and efforts to reduce inventories throughout our retail organization in response to industry conditions.

      The Company has a $75 million revolving credit agreement, maturing in May 2003, with a group of banks. In February 2001, September 2001 and October 2001 we amended this agreement to establish more flexible financial performance covenants. The credit agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying assets. During 2001, the borrowing base ranged from $37 million at the end of December up to $75 million at various times during the year. The borrowing base at the end of February 2002 was $50 million. At December 29, 2001, there were $35 million of letters of credit and no cash borrowings outstanding under the credit facility. As of December 29, 2001, we were in compliance with the financial performance covenants under the credit agreement. Based on our forecasts and projections, we believe that we will be in compliance with the financial performance covenants throughout 2002.

      In June 2001 we restructured the payment terms of a deferred purchase price liability totaling $32 million that was originally scheduled for payment in cash in June 2002. In July 2001, $6 million of the obligation was paid in cash. The remaining $26 million is due in quarterly installments of $2 million without interest, the first of which we made in October 2001, and is payable, at Champion’s option, in cash or common stock. In October 2001 and January 2002, Champion paid the quarterly installments by issuing 220,000 shares and 157,000 shares of Champion common stock, respectively. The terms do not require a payment in the second quarter of 2002.

      In July 2001 Champion issued a newly designated class of convertible preferred stock with a seven-year term and a 5% annual dividend, which is payable quarterly in either cash or common stock, at Champion’s option. In December 2001, in accordance with the agreement, the conversion price was adjusted to $13.854 per share. The convertible preferred stock is redeemable by the holder, beginning in July 2003, in either cash or common stock at the Company’s option. The holder may elect to purchase an additional $12 million of convertible preferred stock through March 2003 on similar terms. On September 28, 2001 and December 31, 2001 Champion paid dividends on the convertible preferred stock by issuing 27,000 and 22,000 shares of common stock, respectively.

      The Company has $200 million of unsecured Senior Notes due May 2009 with interest payable semi-annually at an annual rate of 7.625%.

      The Company uses borrowings from floor plan lenders to finance a significant portion of its retail inventory of new homes. These floor plan borrowings are payable on demand. Currently we have lines of credit totaling $82.5 million with six floor plan lenders, including $20 million with Conseco. We had $65 million of floor plan loans outstanding at the end of February 2002, including $20 million with Conseco. At December 29, 2001, our floor plan balance with Conseco was $35 million. In March 2002, Conseco notified our Company-owned retailers that it will discontinue approving and funding new floor plan requests commencing April 2002. However, due to a 90 day termination provision in our floor plan agreements with Conseco, our Company-owned retailers will continue to be able to finance new home purchases through May 31, 2002. The Company is currently seeking alternative floor plan sources to replace Conseco. We anticipate that other wholesale lenders will increase their lending volumes, offsetting a significant portion of the decrease in Conseco’s lending volume.

      Champion plans to spend less than $12 million in 2002 on capital expenditures. The Company has agreed to deposit cash totaling $13.4 million as collateral for insurance and surety bond requirements through installment payments to be made from January through July 2002. Borrowings may be required during 2002 to meet seasonal working capital needs, for capital expenditures and for these collateral requirements. The Company does not plan to pay cash dividends on its common stock in the near term.

      The Company believes that its cash balances, cash flows from operations and availability under its revolving credit facility and floor plan arrangements will be adequate to meet its anticipated financing needs, operating requirements and capital expenditures for the next twelve months. We continue to review the most effective means to finance our retail inventories from a variety of sources. We may also seek additional sources of capital. However, there can be no assurance that we will be able to secure additional floor plan borrowings or additional capital. In the event the Company is required to reduce its total floor plan borrowings or the availability under its revolving credit facility and operating cash flows are insufficient to finance its operations and other cash needs and alternative financing or capital is unavailable, there could be an adverse impact on our liquidity.

      The Company has contingent obligations at December 29, 2001, including maximum potential wholesale repurchase obligation of approximately $300 million, of which $100 million is with Conseco, surety bonds of $46 million, letters of credit of $35 million and guarantees by certain of our consolidated subsidiaries of $9.4 million of debt of unconsolidated subsidiaries. If we were required to fund a material amount of these contingent obligations, our liquidity would be adversely affected.

      The Company leases most of its retail sales centers, certain of its other facilities and certain manufacturing equipment under operating leases. Future minimum lease payments under these operating leases total $30.5 million at December 29, 2001, as follows: $9.7 million in 2002, $6.2 million in 2003, $3.9 million in 2004, $2.3 million in 2005, $1.5 million in 2006, and $6.9 million thereafter.

Accounting Estimates and Assumptions

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of goodwill, deferred tax assets, and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for self-insured risks, warranty costs and wholesale repurchase losses.

Impact of Inflation

      Inflation has not had a material effect on Champion’s operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

Impact of Recently Issued Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite lives not be amortized but instead be tested annually for impairment based on a reporting unit’s fair value versus its carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard by the Company in January 2002 eliminated goodwill amortization expense commencing the first quarter of 2002. Goodwill amortization expense totaled $11.6 million pretax and $8.8 million after tax in 2001. We have completed the transitional impairment tests of goodwill required by SFAS No. 142, and will not be recognizing any impairment charges upon adoption of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of the fair value of an asset retirement obligation in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The early adoption of SFAS No. 143 in January 2002 did not have a material effect on the Company’s financial statements.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the definition of discontinued operations to include any component of an entity which comprises operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 also addresses recording impairment charges and depreciation for long-lived assets to be disposed. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 in January 2002 did not have a material effect on the Company’s financial statements.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The Company’s floor plan borrowings are subject to interest primarily based on the U.S. prime interest rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $0.7 million, assuming average floor plan borrowings of $71 million, the amount of outstanding borrowings at December 29, 2001.

ITEM 8.     Financial Statements and Supplementary Data

      The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report and are incorporated herein by reference.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Company

      The information set forth in the first part of the section entitled “Election of Directors” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held April 30, 2002 (the “Proxy Statement”) is incorporated herein by reference.

      The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

Item 11.     Executive Compensation

      The information set forth under the section entitled “Executive Compensation” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information set forth under the captions “Principal Shareholders” and “Management” in the section entitled “Share Ownership” in the Company’s Proxy Statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information set forth under the caption “Information Regarding Management” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report, which is incorporated herein by reference.

      The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Company’s management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
3.2	Amendment to Restated Articles of Incorporation of the Company, filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.
3.3	Article III of the Company’s Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Company’s Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.
3.4	Certificate of Correction to Articles of Incorporation of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
3.5	Bylaws of the Company as amended through February 22, 1999, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.
4.6	Registration Rights Agreement dated as of April 28, 1999 between the Company; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.7	Form of Rights Certificate, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

Exhibit No.	Description

4.8	Rights Agreement by and between the Company and Harris Trust and Savings Bank, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.
4.9	Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated July 3, 2001, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.
4.10	Agreement, dated as of June 29, 2001, between Champion Enterprises, Inc. and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.
10.1	Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.
10.2	First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
10.3	Credit Agreement by and among the Company; the guarantors party; the banks party; PNC Bank, National Association, as Administrative Agent; Bank One Capital Markets, Inc., as Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Keybank National Association, Bank of America, N.A. and Wachovia Bank, N.A., as Co-Agents dated as of May 5, 1998, as amended by Amendment No. 1 to Credit Agreement, dated as of December 18, 1998; as amended by Amendment No. 2 to Credit Agreement, dated as of March 31, 1999; as amended by Amendment No. 3 to Credit Agreement, dated as of July 1, 1999; as amended by Amendment No. 4 to Credit Agreement, dated as of February 14, 2000; as amended by Amendment No. 5 to Credit Agreement, dated as of June 15, 2000; and as amended by Amendment No. 6 to Credit Agreement dated as of November 20, 2000.
10.4	Seventh Amendment dated February 13, 2001 to the Credit Agreement dated May 5, 1998 by and among the Company; the guarantors party; the banks party; PNC Bank, National Association, as Agent; Bank One, Michigan, as Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Harris Trust and Savings Bank, Keybank, National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
10.5	Eighth Amendment dated September 27, 2001 to the Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; Bank One, Michigan, as Administrative Agent and Syndication Agent; Comerica Bank; as Documentation Agent; and National City Bank, Harris Trust and Savings Bank, Keybank, National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2001 and incorporated herein by reference.
10.6	Ninth Amendment dated October 15, 2001 to the Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; Bank One, Michigan, as Administrative Agent and Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Harris Trust and Savings Bank, Keybank, National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 17, 2001 and incorporated herein by reference.
10.7	*Champion Enterprises, Inc. 1993 Management Stock Option Plan, as amended and restated as of October 27, 1998, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

Exhibit No.	Description

10.8	*Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.
10.9	*First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10.10	*Second Amendment dated April 28, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.11	*Third Amendment dated October 27, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.12	*Fourth Amendment dated April 27, 1999 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10.13	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.14	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.15	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference.
10.16	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.17	*2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated December 28, 2000 and incorporated herein by reference.
10.18	*First Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated December 28, 2000 and incorporated herein by reference.
10.19	*Second Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors.
10.20	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.
10.21	*Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.
10.22	*Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10.23	*Letter Agreement dated October 17, 2000 between the Company and Anthony S. Cleberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
10.24	*Change in Control Severance Agreement dated November 30, 2000 between the Company and Anthony S. Cleberg, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
10.25	*Letter Agreement dated May 1, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

Exhibit No.	Description

10.26	*Change in Control Severance Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
10.27	*Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
10.28	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and Philip C. Surles, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.29	*Employment and Noncompetition Agreement dated January 8, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.30	*Letter Agreement dated September 11, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.31	Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Company, and MMG Investments LLC, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
10.32	Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
10.33	*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.
10.34	*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
10.35	*Change in Control Severance Agreement dated March 3, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
10.36	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and John J. Collins, Jr., filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporation herein by reference.
11	Statement Regarding Computation of Per Share Earnings.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
99.1	Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

      (b) On November 13, 2001 and December 19, 2001 the Company filed current reports on Form 8-K. Subsequent to year-end, on February 13, 2002 and March 25, 2002, the Company filed current reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

By:	/s/ ANTHONY S. CLEBERG

Anthony S. Cleberg
Executive Vice President and
Chief Financial Officer

Dated: March 25, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. YOUNG Walter R. Young	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2002

/s/ ANTHONY S. CLEBERG Anthony S. Cleberg	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2002

/s/ RICHARD HEVELHORST Richard Hevelhorst	Vice President and Controller (Principal Accounting Officer)	March 25, 2002

/s/ ROBERT W. ANESTIS Robert W. Anestis	Director	March 25, 2002

/s/ ERIC S. BELSKY Eric S. Belsky	Director	March 25, 2002

/s/ SELWYN ISAKOW Selwyn Isakow	Director	March 25, 2002

/s/ BRIAN D. JELLISON Brian D. Jellison	Director	March 25, 2002

/s/ ELLEN R. LEVINE Ellen R. Levine	Director	March 25, 2002

/s/ GEORGE R. MRKONIC George R. Mrkonic	Director	March 25, 2002

CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

      All financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Champion Enterprises, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Champion Enterprises, Inc, and its subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 8, 2002

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 29,	December 30,	January 1,
	2001	2000	2000

	(In thousands, except per share amounts)
Net sales	$1,548,225	$1,921,734	$2,564,638
Cost of sales	1,283,216	1,619,903	2,138,368
Cost of sales — loss from independent retailer bankruptcy	—	—	26,500

Gross margin	265,009	301,831	399,770
Selling, general and administrative expenses	283,673	305,286	292,188
Goodwill impairment charges	—	189,700	—

Operating income (loss)	(18,664)	(193,155)	107,582
Interest income	2,721	2,647	2,830
Interest expense	(25,345)	(29,824)	(28,370)

Income (loss) before income taxes	(41,288)	(220,332)	82,042
Income tax expense (benefits)	(13,400)	(73,000)	32,000

Net income (loss)	$(27,888)	$(147,332)	$50,042

Basic earnings (loss) per share	$(0.59)	$(3.12)	$1.04

Diluted earnings (loss) per share	$(0.59)	$(3.12)	$1.02

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2001	2000

	(In thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$69,456	$50,143
Accounts receivable, trade	27,507	31,132
Inventories	172,276	217,765
Deferred taxes and other current assets	76,385	77,493

Total current assets	345,624	376,533

Property, plant and equipment
Land and improvements	38,940	38,191
Buildings and improvements	169,162	180,860
Machinery and equipment	99,639	101,822

	307,741	320,873
Less-accumulated depreciation	130,311	113,596

	177,430	207,277

Goodwill	317,224	320,656
Less-accumulated amortization	58,257	46,686

	258,967	273,970

Deferred taxes and other assets	76,131	84,276

	$858,152	$942,056

Liabilities and Shareholders’ Equity
Current liabilities
Floor plan payable	$70,919	$114,198
Accounts payable	47,559	43,103
Accrued warranty obligations	42,540	49,304
Accrued volume rebates	39,426	45,552
Accrued compensation and payroll taxes	22,639	19,034
Accrued insurance	19,089	18,250
Other current liabilities	50,342	53,412

Total current liabilities	292,514	342,853

Long-term liabilities
Long-term debt	224,926	225,634
Deferred portion of purchase price	18,000	39,157
Other long-term liabilities	30,678	37,603

	273,604	302,394

Contingent liabilities (Note 10)
Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 20 issued	20,000	—
Shareholders’ equity
Common stock, $1 par value, 120,000 authorized, 2001 — 48,320 issued and outstanding; 2000 — 47,357 issued and outstanding	48,320	47,357
Capital in excess of par value	36,423	33,116
Retained earnings	189,262	217,650
Accumulated other comprehensive income (loss)	(1,971)	(1,314)

Total shareholders’ equity	272,034	296,809

	$858,152	$942,056

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 29,	December 30,	January 1,
	2001	2000	2000

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(27,888)	$(147,332)	$50,042

Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	36,043	40,306	37,890
Goodwill impairment charges	—	189,700	—
Other asset impairment charges	7,700	10,500	—
Loan losses	3,700	—	—
Deferred income taxes	(3,500)	(43,700)	(9,900)
Increase/decrease, net of acquisitions
Accounts receivable	(75)	35,504	(1,039)
Inventories	44,204	82,428	18,386
Accounts payable	4,456	943	(8,203)
Accrued liabilities	(9,644)	(22,003)	(1,804)
Independent retailer bankruptcy	—	(12,177)	27,763
Other, net	12,038	(19,457)	(13,199)

Total adjustments	94,922	262,044	49,894

Net cash provided by operating activities	67,034	114,712	99,936

Cash flows from investing activities
Acquisitions	(16,633)	(10,165)	(79,131)
Additions to property, plant and equipment	(6,972)	(15,035)	(50,390)
Investments in and advances to unconsolidated subsidiaries	(3,226)	(659)	(10,776)
Proceeds from the disposal of property, plant and equipment	2,341	3,745	996

Net cash used for investing activities	(24,490)	(22,114)	(139,301)

Cash flows from financing activities
Decrease in floor plan payable, net	(43,279)	(56,355)	(44,953)
Increase (decrease) in other long-term debt	(652)	1,584	12,240
Preferred stock issued, net	18,464	—	—
Common stock issued, net	1,282	332	4,433
Tax benefit of stock options exercised	954	—	1,000
Common stock repurchased	—	(863)	(22,520)
Proceeds from senior notes	—	—	197,300
Decrease in long-term bank debt, net	—	—	(118,000)
Deferred financing costs	—	—	(1,116)

Net cash provided by (used for) financing activities	(23,231)	(55,302)	28,384

Net increase (decrease) in cash and cash equivalents	19,313	37,296	(10,981)
Cash and cash equivalents at beginning of period	50,143	12,847	23,828

Cash and cash equivalents at end of period	$69,456	$50,143	$12,847

Additional cash flow information
Cash paid for interest	$26,253	$30,151	$27,617
Cash paid for income taxes	$2,416	$4,977	$49,692

Cash flows from acquisitions
Guaranteed purchase price	$—	$165	$71,600
Less: Cash acquired	—	—	(18,999)
Plus: Payment of deferred and contingent portions of purchase price	16,633	10,000	26,079
Plus: Acquisition costs	—	—	451

	$16,633	$10,165	$79,131

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common stock		Capital in		other		Total
			excess of	Retained	comprehensive		comprehensive
	Shares	Amount	par value	earnings	income (loss)	Total	income (loss)

	(In thousands)
Balance January 2, 1999	48,270	$48,270	$43,649	$314,940	$(1,613)	$405,246
Net income	—	—	—	50,042	—	50,042	$50,042
Stock option and benefit plans	814	814	9,251	—	—	10,065
Common stock repurchases	(1,780)	(1,780)	(20,740)	—	—	(22,520)
Tax benefit of stock options	—	—	1,000	—	—	1,000
Foreign currency translation adjustments	—	—	—	—	429	429	429

Balance January 1, 2000	47,304	47,304	33,160	364,982	(1,184)	444,262	$50,471

Net loss	—	—	—	(147,332)	—	(147,332)	$(147,332)
Stock option and benefit plans	170	170	702	—	—	872
Common stock repurchases	(117)	(117)	(746)	—	—	(863)
Foreign currency translation adjustments	—	—	—	—	(130)	(130)	(130)

Balance December 30, 2000	47,357	47,357	33,116	217,650	(1,314)	296,809	$(147,462)

Net loss	—	—	—	(27,888)	—	(27,888)	$(27,888)
Preferred stock dividends declared	49	49	451	(500)	—	—
Stock option and benefit plans	519	519	1,246	—	—	1,765
Tax benefit of stock options	—	—	954	—	—	954
Preferred stock issuance costs	—	—	(1,536)	—	—	(1,536)
Issuance for acquisition deferred purchase price payments	395	395	2,192	—	—	2,587
Foreign currency translation adjustments	—	—	—	—	(657)	(657)	(657)

Balance December 29, 2001	48,320	$48,320	$36,423	$189,262	$(1,971)	$272,034	$(28,545)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Summary of Significant Accounting Policies

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

     Business

      The Company is the industry’s leading producer of manufactured housing with operations and markets located throughout the U.S. and in western Canada. The Company is also a leading retailer of manufactured housing with sales centers in 27 states.

     Revenue Recognition

      For wholesale shipments to independent retailers, sales revenue is recognized when wholesale floor plan financing or retailer credit approval has been received, the home is shipped and title is transferred. For wholesale shipments to independent retailers, the Company has no obligation to install or set up the home upon retail sale to the consumer-homebuyer. As is customary in the manufactured housing industry, the majority of the Company’s wholesale shipments to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of either 12 or 15 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to purchase the related floor plan loans or repurchase the homes from the lender. The repurchase price is equal to the unpaid balance of the floor plan loans, plus certain administrative costs incurred by the lender to repossess the homes, less any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 10.

      Wholesale shipments to independent retailers that are subject to repurchase agreements are not consignment sales or financings because the Company does not provide financing for sales to independent retailers; retailers do not have the right to return homes purchased from the Company; retailers are responsible to the floor plan lenders for interest costs; and, the Company does not refund a portion of the original net selling price representative of interest cost on the retailers’ floor plan obligations.

      For retail sales to consumers from Company-owned retail sales centers, sales revenue is recognized when the home has been delivered, set-up and accepted by the consumer, title has been transferred and either funds have been released by the finance company (financed sales transactions) or cash has been received from the homebuyer (cash sales transactions).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Year End

      The Company’s fiscal year ends on the Saturday nearest December 31.

     Property, Plant and Equipment

      Property, plant and equipment (PP&E) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements — 3 to 15 years; buildings and improvements — 8 to 33 years; and machinery and equipment — 3 to 15 years. Depreciation expense was $24.4 million, $26.6 million and $24.2 million in 2001, 2000 and 1999, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. In 2001 and 2000 the Company recorded PP&E impairment charges of $7.7 million and $10.5 million, respectively, relating to closed retail sales centers and idle manufacturing facilities. Impairment charges are included in selling, general and administrative expenses. At December 29, 2001 the net book value of the Company’s idle manufacturing facilities totaled $15 million.

     Goodwill

      Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on the straight-line method over the expected periods to be benefited, which through 2000, was generally 40 years. Commencing in 2001, remaining goodwill from retail acquisitions is amortized over 20 years. Amortization expense was $11.6 million, $13.7 million, and $13.6 million in 2001, 2000 and 1999, respectively. The recoverability of goodwill is evaluated whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable, primarily based on each business’ projected undiscounted cash flows. In 2000 the Company recorded goodwill impairment charges of $189.7 million. See Note 14.

Unconsolidated Subsidiaries

      The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company’s net investment in these unconsolidated subsidiaries totaled $10.6 million and $6.2 million at December 29, 2001 and December 30, 2000, respectively. Equity method pretax losses from these companies totaled $1.9 million in 2001, $2.0 million in 2000 and $1.1 million in 1999 and were recorded in general and administrative expenses.

Warranty Obligations

      The Company’s manufacturing operations provide the retail homebuyer with a twelve-month warranty from the date of retail purchase. Estimated warranty costs are accrued as cost of sales at the time of sale.

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

Stock Based Compensation Programs

      The Company accounts for its stock based employee compensation programs under Accounting Principles Board (APB) Opinion No. 25. The additional disclosures and pro forma information required by SFAS No. 123 are included in Note 11.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs and Delivery Costs

      Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expense was approximately $18 million, $24 million and $15 million in 2001, 2000 and 1999, respectively. Delivery costs are included in cost of sales.

New Accounting Pronouncements

      In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite lives not be amortized but instead will be tested annually for impairment based on a reporting unit’s fair value versus its carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this pronouncement by the Company in January 2002 eliminated goodwill amortization expense commencing the first quarter of 2002. Goodwill amortization expense totaled $11.6 million pretax and $8.8 million after tax in 2001. We have completed the transitional impairment test of goodwill required by SFAS No. 142, and will not be recognizing any impairment charges upon adoption of SFAS No. 142.

      In June 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the recognition of the fair value of an asset retirement obligation in the period in which the obligation is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The early adoption of SFAS No. 143 in January 2002 did not have a material effect on the Company’s financial statements.

      In August 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 broadens the definition of discontinued operations to include any component of an entity which comprises operations and cash flows that can be clearly distinguished from the rest of the entity. SFAS No. 144 also addresses recording impairment charges and depreciation for long-lived assets to be disposed. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 in January 2002 did not have a material effect on the Company’s financial statements.

NOTE 2 — Inventories

      A summary of inventories by component at December 29, 2001 and December 30, 2000 follows:

	2001	2000

	(In thousands)
New and pre-owned manufactured homes	$107,877	$143,892
Raw materials and work-in-process	40,337	44,980
Other inventory	24,062	28,893

	$172,276	$217,765

NOTE 3 — Business Combinations

      In 1999 the Company acquired two manufactured housing retail organizations, one manufactured housing company with six homebuilding facilities and one manufactured housing communities developer. The acquisitions were recorded using the purchase method. The purchase price for these acquisitions consisted of guaranteed purchase price of $70 million and contingent purchase price of up to $66.5 million, based upon the future performance of the acquired businesses, potentially payable through 2003. Recognition of additional purchase price related to contingent amounts results in the recording of a corresponding amount of goodwill. During 2000 and 1999 contingent purchase price of $6 million and $23 million, respectively, was recorded related to the Company’s 1998 and 1999 retail and manufacturing acquisitions. During 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company made net cash payments of $17 million, $10 million and $79 million, respectively, and in 2001 issued common stock valued at $3 million, for these acquisitions.

      The results of operations of acquisitions are included with those of the Company from the respective acquisition dates. Pro forma results of operations are not presented for the year ended January 1, 2000 because the significant acquisitions occurred in January 1999, and their full year results of operations are included in the Company’s actual results. The preacquisition results of operations for other 1999 acquisitions are immaterial.

NOTE 4 — Earnings per Share

      The numerators used in the Company’s basic earnings per share (EPS) calculations is net income (loss) as reported in the financial statements less the effect of preferred stock dividends. The numerator for diluted EPS calculations is the numerator of basic EPS adjusted by adding back the preferred stock dividend. In loss years the dividend is not added back because the effect would be antidilutive. The denominators used in the Company’s EPS calculations are as follows: weighted average shares outstanding are used in calculating basic EPS; and weighted average shares outstanding plus the effect of dilutive securities are used in calculating diluted EPS. The Company’s dilutive securities consist of its outstanding stock options and its convertible preferred stock. Dilutive securities were not considered in determining the denominator for diluted EPS in 2001 and 2000 because the effect on the net loss would be antidilutive. The amount of potentially dilutive securities that were excluded from the determination of diluted EPS was 3 million shares in 2001 and 76,000 shares in 2000. A reconciliation of the numerators and denominators follows:

	2001	2000	1999

	(In thousands)
Numerator:
Net income (loss)	$(27,888)	$(147,332)	$50,042
Less: preferred stock dividend	500	—	—

Income (loss) available to common shareholders	$(28,388)	$(147,332)	$50,042

Denominator:
Weighted average shares outstanding	47,887	47,252	48,227
Effect of dilutive securities — options	—	—	662

Shares for diluted EPS	47,887	47,252	48,889

NOTE 5 — Debt

      Long-term debt at December 29, 2001 and December 30, 2000 consisted of $200 million of unsecured Senior Notes, $18 million of obligations under industrial revenue bonds and approximately $7 million of other debt. The $200 million of unsecured Senior Notes are due May 15, 2009, with interest payable semi-annually at an annual rate of 7.625%. The obligations under industrial revenue bonds are due in 2019 and 2029 with interest payable monthly at variable rates tied to short-term tax exempt rate indices, which averaged 3.2% during 2001.

      The Company has a revolving credit agreement, maturing in May 2003, with a group of banks for a $75 million secured line of credit. The agreement allows for letters of credit up to $35 million. Availability under the credit agreement is limited to a borrowing base calculated based on qualifying accounts receivable and inventories, as defined therein. During 2001 the borrowing base ranged from $37 million at the end of December up to $75 million at various times during the year. The borrowing base at the end of February 2002 was $50 million. At December 29, 2001, the Company had no cash borrowings and $35 million of letters of credit outstanding under the facility. Borrowings under the credit agreement bear interest at the bank’s prime rate plus 1%. The Company’s letter of credit fees are 3% annually of the amount outstanding and commitment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees are 0.625% annually on the unused portion of the facility. The agreement contains covenants which, among other things, limit additional indebtedness and capital spending and require maintenance of minimum consolidated cash flows from operations and net worth, as defined. The amount of unrestricted retained earnings at December 29, 2001 was $32 million. Under the credit agreement, the Company has pledged as collateral certain of its current assets, including certain accounts receivable and inventories, other personal property and intangible assets, subject to negative pledge limitations in the Company’s Senior Notes.

      Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate to the prime rate plus 2.75%.

NOTE 6 — Redeemable Convertible Preferred Stock

      In July 2001 Champion issued $20 million of a newly designated class of convertible preferred stock. The proceeds from issuance totaled $18.5 million, net of issuance costs. The preferred stock has a seven-year term with a 5% annual dividend, which is payable quarterly in either cash or common stock, at Champion’s option, and was convertible into common stock at a conversion price of $15.93 per share during the first six months. In December 2001, in accordance with the agreement, the conversion price was adjusted to $13.854 per share. Following 24 months of issuance, the preferred stock is redeemable by the investor in either cash or common stock, at the Company’s option. At the investor’s option, an additional $12 million of preferred stock can be purchased through March 2003 on similar terms. On September 28, 2001 and December 31, 2001, Champion paid dividends on the preferred stock by issuing 27,000 and 22,000 shares of common stock, respectively.

NOTE 7 — Shareholders’ Equity

      The Company has 120 million shares of common stock authorized. In addition, there are 5 million authorized shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board has the authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. In July 2001 the Company issued 20,000 shares of convertible preferred stock. See Note 6.

      In June 2001 Champion restructured the payment terms of a deferred purchase price liability totaling $32 million that was originally scheduled for payment in cash in June 2002. In July 2001 $6 million of the obligation was paid in cash. The remaining $26 million is due quarterly, the first payment of which commenced October 2001, in installments of $2 million without interest, and is payable, at Champion’s option, in cash or common stock. In October 2001 and January 2002, Champion paid the quarterly installments by issuing 220,000 shares and 157,000 shares of Champion common stock, respectively. The terms do not require a payment in April 2002.

      In February 1999 the Board of Directors authorized a common stock repurchase program for up to 3.0 million shares. Pursuant to this authorization, the Company repurchased 117,000 shares of its common stock during 2000 for $0.9 million and 1.8 million shares during 1999 for $22.5 million. In June 2000 the program was suspended.

      The Board of Directors has reserved 750,000 preferred shares for issuance in connection with the 1996 Shareholders Rights Plan. Each outstanding share of the Company’s common stock is entitled to one Preferred Stock Purchase Right. Each Right entitles shareholders to buy one two-hundredth share of preferred stock for $140 and becomes exercisable only if a third party acquires or announces an intention to acquire 20% or more of the Company’s common stock. The Rights expire on February 5, 2006 unless redeemed or exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — Income Taxes

      Pretax income (loss) for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000 was taxed under the following jurisdictions:

	2001	2000	1999

	(In thousands)
Domestic	$(42,665)	$(219,664)	$79,090
Foreign	1,377	(668)	2,952

Total	$(41,288)	$(220,332)	$82,042

      The provisions for income taxes (benefits) were as follows:

	2001	2000	1999

	(In thousands)
Current
Federal	$(10,600)	$(24,000)	$36,000
Foreign	900	(100)	1,400
State	(200)	(5,200)	4,500

Total current	(9,900)	(29,300)	41,900

Deferred
Federal	(1,500)	(39,400)	(9,100)
Foreign	(100)	(100)	100
State	(1,900)	(4,200)	(900)

Total deferred	(3,500)	(43,700)	(9,900)

Total provision (benefits)	$(13,400)	$(73,000)	$32,000

      The provisions for income taxes (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as a result of the following differences:

	2001	2000	1999

	(Dollars in thousands)
Statutory U.S. tax rate	$(14,450)	$(77,100)	$28,700
Increase (decrease) in rate resulting from State taxes, net of federal benefit	(1,400)	(7,600)	2,900
Nondeductible goodwill amortization	1,500	1,600	1,000
Nondeductible goodwill impairment	—	9,900	—
Other	950	200	(600)

Total provision (benefits)	$(13,400)	$(73,000)	$32,000

Effective tax rate	32%	33%	39%

      Due to the current federal and state tax benefit in 2001, the Company is expecting refunds from federal and state authorities of approximately $21.7 million, as a result of NOL carrybacks. Refundable income taxes are reflected in other current assets. The Company has available state net operating loss carryforwards of approximately $88.5 million for tax purposes to offset future taxable income. The state net operating losses expire principally between 2015 and 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities are comprised of the following as of December 29, 2001 and December 30, 2000:

	2001	2000

	(In thousands)
Assets
Warranty reserve	$18,900	$20,900
Insurance accruals	10,600	10,400
Goodwill	41,900	46,700
Employee compensation	7,500	6,000
Fixed asset impairments	5,000	4,100
Volume rebates	3,500	5,000
Other	13,900	4,500

Gross deferred tax assets	101,300	97,600

Liabilities
Depreciation	5,900	6,100
Canadian withholding	600	500
Safe harbor leases	—	400

Gross deferred tax liabilities	6,500	7,000

Net deferred tax assets	$94,800	$90,600

Net deferred tax assets
Current	$39,100	$30,600
Non-current	55,700	60,000

	$94,800	$90,600

      At December 29, 2001, the Company had gross deferred tax assets of $101 million. Based on an analysis of historical performance and forecasted future performance, we believe that our deferred tax assets will be realized. The Company has been profitable for eight of the last ten years, generating pretax earnings of $82 million, $157 million and $117 million in 1999, 1998 and 1997, respectively. A large portion of the pretax loss in 2000 was due to $190 million of goodwill impairment charges. The net operating loss carryforward period of 20 years allows for the gross deferred tax assets to be realized through cumulative taxable income of $261 million or an average of $13 million per year. Despite current industry conditions, we believe that a minimum expectation of $13 million in average annual taxable income over the next 20 years is reasonable.

NOTE 9 — Retirement Plans

      The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing one year of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees’ contributions. Company contributions vest when made. Amounts expensed under these plans were $3.6 million in 2001, $3.6 million in 2000 and $4.7 million in 1999.

NOTE 10 — Contingent Liabilities

      The majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements. The contingent obligations under these agreements are spread over many retailers and financial institutions, and are reduced by the resale value of the homes which may be repurchased. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maximum repurchase obligation is calculated as the total amount that would be paid upon the default of all the Company’s independent retailers, without reduction for the resale value of the repurchased homes. The maximum potential repurchase obligation was approximately $300 million at December 29, 2001, compared to $430 million at December 30, 2000. Potential losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net resale value of the homes. Repurchase losses incurred totaled $3.9 million in 2001, $6.0 million in 2000 and $2.9 million in 1999, excluding the losses from the bankruptcy discussed below. In 1999 Champion’s former largest independent retailer declared bankruptcy. In the bankruptcy proceedings the Company repurchased 1,850 homes for approximately $70 million which were financed through floor plan borrowings. Pretax charges of $33.6 million were recorded in the third quarter of 1999 for the estimated losses associated with the bankruptcy, consisting of $26.5 million to write down the repurchased homes to estimated net resale value (included in cost of sales) and $7.1 million to write off uncollectible receivables (included in selling, general and administrative expenses). In the second quarter of 2000, a loss of $5 million was recorded for an additional write down of the value of the remaining repurchased homes (in cost of sales). Substantially all the repurchased homes had been liquidated by the end of the third quarter of 2000.

      At December 29, 2001 the Company was contingently obligated for additional purchase price of up to $54 million related to its 1999 and 1998 acquisitions. Management currently believes that none of this contingent purchase price will require payment.

      Under the Company’s insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law. The Company retains a significant portion of risk of certain losses related primarily to medical benefits, workers’ compensation and general, product and auto liability and has established reserves for its retained portion of these risks.

      The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Management believes the ultimate liability with respect to these actions will not have a material effect on the Company’s financial position or results of operations.

      At December 29, 2001 the Company was contingently obligated for approximately $46 million under surety bonds and $35 million under letters of credit, generally to support insurance, industrial revenue bond financing, and licensing and service bonding requirements. The $35 million of letters of credit and $21 million of the surety bonds support long-term debt and insurance reserves that are reflected as liabilities in the Company’s consolidated balance sheet.

      At December 29, 2001 certain of the Company’s subsidiaries are guarantors of $9.4 million of debt of unconsolidated subsidiaries.

NOTE 11 — Stock Option and Incentive Plans

      The Company has various stock option and incentive plans and agreements whereby stock options are made available to key employees, directors and others. Stock options may be granted below, at or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. Under the Company’s 1995 Stock Option and Incentive Plan, grants may be made of stock options, stock awards, stock appreciation rights and other stock based incentives. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and key employees and in connection with acquisitions.

      Amounts charged to expense in connection with the grants and awards under these plans and agreements totaled $0.7 million in 2001, $0.8 million in 2000 and $4.6 million in 1999. There were 3,103,000, 4,850,000 and 2,183,000 shares reserved for future grants and awards at December 29, 2001, December 30, 2000, and January 1, 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the changes in outstanding stock options during the last three years:

		Weighted average
	Number	exercise price
	of shares	per share

	(in thousands)
Outstanding at January 2, 1999	5,927	$15.95
Granted	1,956	16.07
Exercised	(652)	5.57
Canceled or forfeited	(359)	19.57

Outstanding at January 1, 2000	6,872	16.78
Granted	1,923	4.20
Exercised	(4)	2.78
Canceled or forfeited	(3,328)	20.47

Outstanding at December 30, 2000	5,463	10.12
Granted	3,804	5.87
Exercised	(825)	6.57
Canceled or forfeited	(706)	11.37

Outstanding at December 29, 2001	7,736	$8.29

      The following table summarizes information regarding stock options outstanding at December 29, 2001:

	Options Outstanding			Options Exercisable

		Weighted	Average		Average
Range of	Number	average	exercise price	Number	exercise price
exercise prices	of shares	life (years)	per share	of shares	per share

	(in thousands)			(in thousands)
$1.25-$5.00	3,060	6.2	$3.22	291	$3.03
$5.01-$10.00	2,069	4.8	7.21	1,312	7.79
$10.01-$15.00	1,485	5.2	10.77	286	13.08
$15.01-$28.50	1,122	6.3	20.87	705	20.60

	7,736	5.6	$8.29	2,594	$11.32

      As of December 30, 2000 exercisable shares totaled 2,852,000 with a weighted average exercise price of $10.44. As of January 1, 2000 exercisable shares totaled 1,919,000 with a weighted average exercise price of $12.53 per share.

      The number of shares issued through stock awards in 2001, 2000 and 1999 was 75,000, 24,800 and 91,119, respectively, with award date fair values per share of $3.06, $6.88, and $19.07, respectively.

      As permitted by SFAS Statement No. 123, the Company has elected to continue to account for its stock based plans under APB Opinion No. 25. If compensation costs for the Company’s stock based compensation plans had been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, pro forma net income (loss) and earnings (loss) per share would have been the amounts indicated below:

	2001	2000	1999

Net income (loss) (in millions)	$(30.5)	$(147.0)	$41.8
Basic and diluted EPS (loss)	$(0.64)	$(3.11)	$0.87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In determining the pro forma amounts in accordance with SFAS No. 123, the fair value of each stock option grant or award is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001, 2000 and 1999:

	2001	2000	1999

Risk free interest rate	4.5%	5.7%	5.9%
Expected life (years)	4.3	3.4	3.3
Expected volatility	38%	37%	37%
Expected dividend	—	—	—

      The weighted average per share fair value of stock options granted during 2001, 2000 and 1999 was $2.19, $1.52 and $6.97, respectively, for options granted at market value, and, $1.93 in 2000 and $11.17 in 1999 for options granted at less than market value. There were no options granted at less than market value in 2001. Total stock based compensation costs that would have been charged to income under SFAS No. 123 were $4.9 million, $0.2 million and $18.1 million in 2001, 2000 and 1999, respectively. SFAS No. 123 pro forma compensation costs for 2001 and 2000 were reduced by the reversal of prior year pro forma compensation costs totaling $0.9 million and $7.4 million, respectively, for forfeitures of unvested options during the year.

NOTE 12 — Segment Information

      The Company operates principally in two segments in the manufactured housing industry: (1) production and wholesale distribution and (2) retail selling. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Manufacturing segment sales to the retail segment and related manufacturing profits are included with the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. General corporate expenses include the costs and equity method losses from development operations. Intercompany profit in inventory represents the change in manufacturing segment gross profit in Champion-produced inventory at Company-owned retailers. The Company has foreign operations consisting of two manufacturing facilities in western Canada. The total sales and total assets of these Canadian operations were less than 3% of the Company’s consolidated totals.

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

      Expenditures during 2001 for long-lived assets were $4 million for the manufacturing segment and $2 million for the retail segment. In addition, corporate expenditures for long-lived assets totaled $1 million. These amounts compare to $7 million, $7 million and $1 million for the manufacturing, retail and corporate segments, respectively, in 2000, and $65 million, $43 million and $4 million, respectively, in 1999, including goodwill for each segment.

      Reconciliations of segment sales to consolidated sales, segment EBITA to consolidated operating income (loss) and segment depreciation expense to consolidated depreciation expense in 2001, 2000 and 1999, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment assets to consolidated assets as of December 29, 2001, December 30, 2000 and January 1, 2000, were as follows:

	2001	2000	1999

	(In thousands)
Net sales
Manufacturing	$1,296,315	$1,564,026	$2,068,627
Retail	452,910	606,708	787,011
Less: intercompany	(201,000)	(249,000)	(291,000)

Consolidated net sales	$1,548,225	$1,921,734	$2,564,638

Operating income (loss)
Manufacturing EBITA excluding losses from independent retailer bankruptcy	$54,131	$50,974	$132,110
Retail EBITA (loss)	(33,154)	(9,109)	51,372
General corporate expenses	(28,023)	(30,803)	(24,255)
Goodwill amortization	(11,618)	(13,717)	(13,645)
Intercompany profit in inventory	—	4,200	(4,400)
Goodwill impairment charges	—	(189,700)	—
Losses from independent retailer bankruptcy	—	(5,000)	(33,600)

Consolidated operating income (loss)	$(18,664)	$(193,155)	$107,582

Total assets
Manufacturing	$356,557	$392,404	$498,259
Retail	302,542	367,905	632,067
Corporate and developments	214,672	197,584	88,154
Intercompany elimination	(15,619)	(15,837)	(35,540)

Consolidated total assets	$858,152	$942,056	$1,182,940

Depreciation expense
Manufacturing	$17,510	$18,418	$18,066
Retail	5,952	7,181	5,381
Corporate and developments	963	990	798

Consolidated depreciation expense	$24,425	$26,589	$24,245

      For the twelve months ended December 29, 2001, manufacturing segment EBITA includes non-cash fixed asset impairment charges totaling $3.3 million, related to closed plants. For the same period, retail segment EBITA includes a charge of $3.7 million for losses on loans and transition costs for alternative financing sources, as well as non-cash asset impairment charges of $4.4 million for closed retail locations.

      Included in 2000 manufacturing segment EBITA are non-cash fixed asset impairment charges of $2.5 million related to plant closures and $6.9 million of property insurance gains. Included in 2000 retail segment EBITA are non-cash asset impairment charges of $4.0 million related to sales center closures. Included in 2000 general corporate expenses are $4.0 million of non-cash fixed asset impairment charges related to development operations, $1.5 million of which was recognized upon the sale of a majority interest in certain developments, and $2.5 million of which was recognized due to insufficient estimated future cash flows from a wholly-owned development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All cash balances and deferred tax assets are classified as corporate assets. Retail floor plan interest expense not charged to retail segment EBITA totaled $8.3 million, $13.2 million and $12.5 million in 2001, 2000 and 1999, respectively.

NOTE 13 — Leases

      Most of the Company’s retail sales locations, certain of its other facilities and certain manufacturing equipment are leased under terms that range from monthly to five years. Rent expense was $14.3 million in 2001, $16.3 million in 2000 and $11.5 million in 1999. Some of the real property leases have renewal options or escalation clauses.

      Future minimum lease payments under operating leases totaled $30.5 million at December 29, 2001, as follows: $9.7 million in 2002, $6.2 million in 2003, $3.9 million in 2004, $2.3 million in 2005, $1.5 million in 2006, and $6.9 million thereafter.

NOTE 14 — Goodwill Impairment Charges

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

      Industry conditions in 2000, including excess number of retail locations and inventory levels, tightened consumer credit standards, a reduction in the number of consumer lenders, high consumer repossession levels, and higher interest rates for purchasers of manufactured housing, resulted in lower sales volumes and sales center closures for the Company’s acquired retail businesses. These conditions also resulted in operating losses for the Company’s retail operations. The culmination of these factors resulted in the Company performing an assessment of the recoverability of long-lived assets, including goodwill. As a result of this assessment, in the fourth quarter of 2000, the Company recorded non-cash pretax goodwill impairment charges of $189.7 million, consisting of $180.0 million for seven acquired retail companies and $9.7 million for two acquired manufacturing companies.

NOTE 15 — Subsidiaries’ Guaranty of Indebtedness

      Substantially all the Company’s subsidiaries are currently guarantors of the indebtedness under the $200 million Senior Notes. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and fully, unconditionally, jointly and severally liable for the Senior Notes. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method; (ii) the guarantor subsidiaries, and (iii) the non-guarantor subsidiaries. There are no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 29, 2001

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$1,718,773	$30,452	$(201,000)	$1,548,225
Cost of sales	—	1,458,739	25,477	(201,000)	1,283,216

Gross margin	—	260,034	4,975	—	265,009
Selling, general and administrative expenses	—	275,295	8,378	—	283,673

Operating loss	—	(15,261)	(3,403)	—	(18,664)
Interest income	15,490	2,788	254	(15,811)	2,721
Interest expense	(15,490)	(25,162)	(504)	15,811	(25,345)

Loss before income taxes	—	(37,635)	(3,653)	—	(41,288)
Income tax benefit	—	(12,300)	(1,100)	—	(13,400)

Loss before equity in income (loss) of consolidated subsidiaries	—	(25,335)	(2,553)	—	(27,888)
Equity in income (loss) of consolidated subsidiaries	(27,888)	—	—	27,888	—

Net loss	$(27,888)	$(25,335)	$(2,553)	$27,888	$(27,888)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 29, 2001

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by operating activities	$3,988	$60,006	$3,040	$—	$67,034

Cash flows from investing activities
Acquisitions	—	(16,633)	—	—	(16,633)
Additions to property, plant and equipment	—	(6,450)	(522)	—	(6,972)
Investments in and advances to unconsolidated subsidiaries	—	—	(3,226)	—	(3,226)
Investments in and advances to consolidated subsidiaries	(5,529)	5,480	49	—	—
Proceeds from the disposal of property, plant and equipment	—	2,341	—	—	2,341

Net cash used for investing activities	(5,529)	(15,262)	(3,699)	—	(24,490)

Cash flows from financing activities
Decrease in floor plan payable, net	—	(42,988)	(291)	—	(43,279)
Increase (decrease) in other long-term debt	—	(710)	58	—	(652)
Preferred stock issued, net	18,464	—	—	—	18,464
Common stock issued, net	1,282	—	—	—	1,282
Tax benefit of stock options exercised	954	—	—	—	954

Net cash provided by (used for) financing activities	20,700	(43,698)	(233)	—	(23,231)

Net increase (decrease) in cash and cash equivalents	19,159	1,046	(892)	—	19,313
Cash and cash equivalents at beginning of period	41,152	1,711	7,280	—	50,143

Cash and cash equivalents at end of period	$60,311	$2,757	$6,388	$—	$69,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 29, 2001

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$60,311	$2,757	$6,388	$—	$69,456
Accounts receivable, trade	—	38,903	1,204	(12,600)	27,507
Inventories	—	171,832	2,263	(1,819)	172,276
Deferred taxes and other current assets	479	74,601	2,505	(1,200)	76,385

Total current assets	60,790	288,093	12,360	(15,619)	345,624

Property, plant and equipment, net	-	174,426	3,004	—	177,430
Goodwill, net	-	257,444	1,523	—	258,967
Investment in consolidated subsidiaries	440,786	158,789	4,438	(604,013)	—
Deferred taxes and other assets	3,143	60,415	12,573	—	76,131

	$504,719	$939,167	$33,898	$(619,632)	$858,152

Liabilities and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$70,596	$323	$—	$70,919
Accounts payable	—	46,768	791	—	47,559
Accrued warranty obligations	—	41,843	697	—	42,540
Accrued volume rebates	—	38,883	1,043	(500)	39,426
Other current liabilities	2,280	89,573	917	(700)	92,070

Total current liabilities	2,280	287,663	3,771	(1,200)	292,514

Long-term liabilities
Long-term debt	200,000	21,935	2,991	—	224,926
Deferred portion of purchase price	—	18,000	—	—	18,000
Other long-term liabilities	—	30,581	97	—	30,678

	200,000	70,516	3,088	—	273,604

Intercompany balances	8,434	326,365	949	(335,748)	—
Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 20 issued	20,000	—	—	—	20,000
Shareholders’ equity
Common stock	48,320	260	13	(273)	48,320
Capital in excess of par value	36,423	244,066	28,756	(272,822)	36,423
Retained earnings	189,262	10,297	(708)	(9,589)	189,262
Accumulated other comprehensive income	—	—	(1,971)	—	(1,971)

Total shareholders’ equity	274,005	254,623	26,090	(282,684)	272,034

	$504,719	$939,167	$33,898	$(619,632)	$858,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 30, 2000

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$2,144,943	$25,791	$(249,000)	$1,921,734
Cost of sales	—	1,850,104	22,999	(253,200)	1,619,903

Gross margin	—	294,839	2,792	4,200	301,831
Selling, general and administrative expenses	—	291,573	13,713	—	305,286
Goodwill impairment	—	189,700	—	—	189,700

Operating loss	—	(186,434)	(10,921)	4,200	(193,155)
Interest income	15,408	2,238	381	(15,380)	2,647
Interest expense	(15,408)	(29,404)	(392)	15,380	(29,824)

Loss before income taxes	—	(213,600)	(10,932)	4,200	(220,332)
Income tax benefit	—	(68,900)	(4,100)	—	(73,000)

Loss before equity in income (loss) of consolidated subsidiaries	—	(144,700)	(6,832)	4,200	(147,332)
Equity in income (loss) of consolidated subsidiaries	(151,532)	—	—	151,532	—

Net loss	$(151,532)	$(144,700)	$(6,832)	$155,732	$(147,332)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 30, 2000

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities	$6,841	$117,872	$(10,001)	$—	$114,712

Cash flows from investing activities
Acquisitions	—	(10,165)	—	—	(10,165)
Additions to property, plant and equipment	—	(14,394)	(641)	—	(15,035)
Investments in and advances to unconsolidated subsidiaries	—	—	(659)	—	(659)
Investments in and advances to consolidated subsidiaries	24,121	(38,072)	13,951	—	—
Proceeds from the disposal of property, plant and equipment	—	3,745	—	—	3,745

Net cash provided by (used for) investing activities	24,121	(58,886)	12,651	—	(22,114)

Cash flows from financing activities
Decrease in floor plan payable, net	—	(55,296)	(1,059)	—	(56,355)
Increase (decrease) in other long-term debt	—	(1,316)	2,900	—	1,584
Common stock repurchased	(863)	—	—	—	(863)
Common stock issued, net	332	—	—	—	332

Net cash provided by (used for) financing activities	(531)	(56,612)	1,841	—	(55,302)

Net increase in cash and cash equivalents	30,431	2,374	4,491	—	37,296
Cash and cash equivalents at beginning of period	10,721	(663)	2,789	—	12,847

Cash and cash equivalents at end of period	$41,152	$1,711	$7,280	$—	$50,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 30, 2000

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$41,152	$1,711	$7,280	$—	$50,143
Accounts receivable, trade	—	43,216	1,216	(13,300)	31,132
Inventories	—	216,170	3,014	(1,419)	217,765
Deferred taxes and other current assets	843	72,287	5,481	(1,118)	77,493

Total current assets	41,995	333,384	16,991	(15,837)	376,533

Property, plant and equipment, net	—	204,159	3,118	—	207,277
Goodwill, net	—	272,161	1,809	—	273,970
Investment in consolidated subsidiaries	505,964	93,033	3,784	(602,781)	—
Deferred taxes and other assets	3,901	69,006	11,369	—	84,276

	$551,860	$971,743	$37,071	$(618,618)	$942,056

Liabilities and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$113,584	$614	$—	$114,198
Accounts payable	—	42,513	890	(300)	43,103
Accrued warranty obligations	—	48,635	669	—	49,304
Accrued volume rebates	—	45,117	1,035	(600)	45,552
Other current liabilities	2,484	87,485	1,245	(518)	90,696

Total current liabilities	2,484	337,334	4,453	(1,418)	342,853

Long-term liabilities
Long-term debt	200,000	22,701	2,933	—	225,634
Deferred portion of purchase price	—	39,157	—	—	39,157
Other long-term liabilities	—	37,364	239	—	37,603

	200,000	99,222	3,172	—	302,394

Intercompany balances	51,253	283,028	1,445	(335,726)	—
Redeemable convertible preferred stock, no par value, 5,000 shares authorized, none issued	—	—	—	—	—
Shareholders’ equity
Common stock	47,357	260	13	(273)	47,357
Capital in excess of par value	33,116	244,155	27,457	(271,612)	33,116
Retained earnings	217,650	7,744	1,845	(9,589)	217,650
Accumulated other comprehensive income	—	—	(1,314)	—	(1,314)

Total shareholders’ equity	298,123	252,159	28,001	(281,474)	296,809

	$551,860	$971,743	$37,071	$(618,618)	$942,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JANUARY 1, 2000

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$2,818,381	$37,257	$(291,000)	$2,564,638
Cost of sales	—	2,421,190	30,278	(286,600)	2,164,868

Gross margin	—	397,191	6,979	(4,400)	399,770
Selling, general and administrative expenses	—	284,809	7,379	—	292,188

Operating income (loss)	—	112,382	(400)	(4,400)	107,582
Interest income	10,213	3,313	294	(10,990)	2,830
Interest expense	(10,213)	(28,866)	(281)	10,990	(28,370)

Income (loss) before income taxes	—	86,829	(387)	(4,400)	82,042
Income tax expense	—	31,800	200	—	32,000

Income (loss) before equity in income (loss) of consolidated subsidiaries	—	55,029	(587)	(4,400)	50,042
Equity in income (loss) of consolidated subsidiaries	54,442	—	—	(54,442)	—

Net income (loss)	$54,442	$55,029	$(587)	$(58,842)	$50,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 1, 2000

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities	$2,634	$100,026	$(2,724)	$—	$99,936

Cash flows from investing activities
Acquisitions	—	(77,339)	(1,792)	—	(79,131)
Additions to property, plant and equipment	—	(49,857)	(533)	—	(50,390)
Investments in and advances to unconsolidated subsidiaries	—	—	(10,776)	—	(10,776)
Investments in and advances to consolidated subsidiaries	(60,724)	50,923	9,801	—	—
Proceeds from the disposal of property, plant and equipment	—	996	—	—	996

Net cash used for investing activities	(60,724)	(75,277)	(3,300)	—	(139,301)

Cash flows from financing activities
Increase (decrease) in floor plan payable, net	—	(46,626)	1,673	—	(44,953)
Increase in other long-term debt	—	12,207	33	—	12,240
Common stock repurchased	(22,520)	—	—	—	(22,520)
Common stock issued, net	4,433	—	—	—	4,433
Proceeds from senior notes	197,300	—	—	—	197,300
Decrease in long-term bank debt, net	(118,000)	—	—	—	(118,000)
Deferred financing costs	(1,116)	—	—	—	(1,116)
Tax benefit of stock options exercised	1,000	—	—	—	1,000

Net cash provided by (used for) financing activities	61,097	(34,419)	1,706	—	28,384

Net increase (decrease) in cash and cash equivalents	3,007	(9,670)	(4,318)	—	(10,981)
Cash and cash equivalents at beginning of period	7,714	9,007	7,107	—	23,828

Cash and cash equivalents at end of period	$10,721	$(663)	$2,789	$—	$12,847

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts)
2001
Net sales
Manufacturing	$260,510	$351,199	$362,005	$322,601	$1,296,315
Retail	108,402	129,403	119,637	95,468	452,910
Less: intercompany	(42,600)	(52,400)	(54,000)	(52,000)	(201,000)
Total net sales	326,312	428,202	427,642	366,069	1,548,225
Cost of sales	281,504	351,791	350,175	299,746	1,283,216
Gross margin	44,808	76,411	77,467	66,323	265,009
Selling, general and administrative expenses	79,563	68,839	67,461	67,810	283,673
Operating income (loss)	(34,755)	7,572	10,006	(1,487)	(18,664)
Interest expense, net	6,428	5,782	5,190	5,224	22,624
Pretax income (loss)	(41,183)	1,790	4,816	(6,711)	(41,288)
Net income (loss)	(26,083)	490	2,516	(4,811)	(27,888)
Basic earnings (loss) per share	(0.55)	0.01	0.05	(0.10)	(0.59)
Diluted earnings (loss) per share	$(0.55)	$0.01	$0.05	$(0.10)	$(0.59)
Homes sold
Wholesale	8,210	10,918	10,941	9,482	39,551
Retail — new	1,824	2,183	1,990	1,581	7,578
Retail — pre-owned	513	529	461	394	1,897
Wholesale multi-section mix	76%	76%	77%	80%	77%
Locations at period end
Manufacturing facilities	51	49	49	49	49
Sales centers	230	230	229	218	218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts)
2000
Net sales
Manufacturing	$435,802	$439,277	$378,449	$310,498	$1,564,026
Retail	167,507	166,934	148,619	123,648	606,708
Less: intercompany	(68,000)	(73,000)	(61,000)	(47,000)	(249,000)
Total net sales	535,309	533,211	466,068	387,146	1,921,734
Cost of sales	451,338	447,791	390,359	330,415	1,619,903
Gross margin	83,971	85,420	75,709	56,731	301,831
Selling, general and administrative expenses	74,801	73,254	75,420	81,811	305,286
Goodwill impairment charges	—	—	—	(189,700)	(189,700)
Operating income (loss)	9,170	12,166	289	(214,780)	(193,155)
Interest expense, net	6,969	6,844	6,762	6,602	27,177
Pretax income (loss)	2,201	5,322	(6,473)	(221,382)	(220,332)
Net income (loss)	1,301	2,822	(3,973)	(147,482)	(147,332)
Basic earnings (loss) per share	0.03	0.06	(0.08)	(3.12)	(3.12)
Diluted earnings (loss) per share	$0.03	$0.06	$(0.08)	$(3.12)	$(3.12)
Homes sold
Wholesale	15,351	14,961	12,393	9,737	52,442
Retail — new	3,315	3,176	2,776	2,216	11,483
Retail — pre-owned	906	713	650	594	2,863
Wholesale multi-section mix	66%	69%	73%	77%	71%
Locations at period end
Manufacturing facilities	59	57	55	53	53
Sales centers	285	291	270	260	260

      In the fourth quarter of 2000, the Company recorded goodwill impairment charges of $189.7 million ($127.8 million after tax or $2.70 per diluted share).

      In connection with the 1999 bankruptcy of the Company’s former largest independent retailer, the Company recorded losses totaling $5.0 million in cost of sales in the second quarter of 2000.

      Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

3.2	Amendment to Restated Articles of Incorporation of the Company, filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

3.3	Article III of the Company’s Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Company’s Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

3.4	Certificate of Correction to Articles of Incorporation of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

3.5	Bylaws of the Company as amended through February 22, 1999, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

4.6	Registration Rights Agreement dated as of April 28, 1999 between the Company; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.7	Form of Rights Certificate, filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

4.8	Rights Agreement by and between the Company and Harris Trust and Savings Bank, filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated January 12, 1996 and incorporated herein by reference.

4.9	Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated July 3, 2001, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.

4.10	Agreement, dated as of June 29, 2001, between Champion Enterprises, Inc. and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.

10.1	Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

10.2	First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.3	Credit Agreement by and among the Company; the guarantors party; the banks party; PNC Bank, National Association, as Administrative Agent; Bank One Capital Markets, Inc., as Syndication Agent; Comerica Bank, as Documentation Agent;

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

10.4	Seventh Amendment dated February 13, 2001 to the Credit Agreement dated May 5, 1998 by and among the Company; the guarantors party; the banks party; PNC Bank, National Association, as Agent; Bank One, Michigan, as Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Harris Trust and Savings Bank, Keybank, National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents, filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

10.5	Eighth Amendment dated September 27, 2001 to the Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; Bank One, Michigan, as Administrative Agent and Syndication Agent; Comerica Bank; as Documentation Agent; and National City Bank, Harris Trust and Savings Bank, Keybank, National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 17, 2001 and incorporated herein by reference.

10.6	Ninth Amendment dated October 15, 2001 to the Credit Agreement dated May 5, 1998 by and among Champion Enterprises, Inc.; the guarantors party; the banks party; Bank One, Michigan, as Administrative Agent and Syndication Agent; Comerica Bank, as Documentation Agent; and National City Bank, Harris Trust and Savings Bank, Keybank, National Association, Bank of America, N.A., and Wachovia Bank, N.A., as Co-Agents, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 17, 2001 and incorporated herein by reference.

10.7	*Champion Enterprises, Inc. 1993 Management Stock Option Plan, as amended and restated as of October 27, 1998, filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.8	*Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

10.9	*First Amendment to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

10.10	*Second Amendment dated April 28, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.11	*Third Amendment dated October 27, 1998 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.12	*Fourth Amendment dated April 27, 1999 to the Champion Enterprises, Inc. 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.13	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.

10.14	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.

10.15	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference.

10.16	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.17	*2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated December 28, 2000 and incorporated herein by reference.

10.18	*First Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated December 28, 2000 and incorporated herein by reference.

10.19	*Second Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors.

10.20	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.

10.21	*Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

10.22	*Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

10.23	*Letter Agreement dated October 17, 2000 between the Company and Anthony S. Cleberg, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

10.24	*Change in Control Severance Agreement dated November 30, 2000 between the Company and Anthony S. Cleberg, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

10.25	*Letter Agreement dated May 1, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.26	*Change in Control Severance Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.27	*Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.28	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and Philip C. Surles, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.29	*Employment and Noncompetition Agreement dated January 8, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.30	*Letter Agreement dated September 11, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.31	Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Company, and MMG Investments LLC, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

10.32	Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

10.33	*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

10.34	*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

10.35	*Change in Control Severance Agreement dated March 3, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.36	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and John J. Collins, Jr., filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporation herein by reference.

11	Statement Regarding Computation of Per Share Earnings.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above exhibits to any shareholder upon written request addressed to the Investor Relations Department, Champion Enterprises, Inc., 2701 Cambridge Court, Suite 300, Auburn Hills, Michigan 48326.