Form 10-Q
period 2002-03-30
CHAMPION ENTERPRISES INC
filed 2002-05-13
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended March 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 1-9751

CHAMPION ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2743168

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 300, Auburn Hills, MI	48326

(Address of principal executive offices)	(Zip Code)

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

Yes X No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     48,722,001 shares of the registrant’s $1.00 par value Common Stock were outstanding as of May 4, 2002.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited
	Three Months Ended

	March 30,	March 31,
	2002	2001

Net sales	$306,377	$326,312
Cost of sales	261,868	281,504

Gross margin	44,509	44,808
Selling, general and administrative expenses	58,238	79,563

Operating loss	(13,729)	(34,755)
Interest income	618	577
Interest expense	(5,435)	(7,005)

Loss before income taxes	(18,546)	(41,183)
Income tax benefits	(6,700)	(15,100)

Net loss	$(11,846)	$(26,083)

Basic and diluted loss per share	$(0.25)	$(0.55)

Weighted shares for basic and diluted EPS	48,506	47,496

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	March 30,	December 29,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,280	$69,456
Accounts receivable, trade	42,472	27,507
Inventories	174,339	172,276
Deferred taxes and other current assets	90,204	76,385

Total current assets	332,295	345,624

PROPERTY AND EQUIPMENT
Cost	308,883	307,741
Less-accumulated depreciation	136,047	130,311

	172,836	177,430

GOODWILL
Cost	317,221	317,224
Less-accumulated amortization	58,257	58,257

	258,964	258,967

DEFERRED TAXES AND OTHER ASSETS	76,603	76,131

Total assets	$840,698	$858,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Floor plan payable	$63,713	$70,919
Accounts payable	59,648	47,559
Accrued warranty obligations	41,358	42,540
Accrued volume rebates	33,915	39,426
Accrued compensation and payroll taxes	16,625	22,639
Accrued insurance	21,705	19,089
Other current liabilities	50,527	50,342

Total current liabilities	287,491	292,514

LONG-TERM LIABILITIES
Long-term debt	224,858	224,926
Deferred portion of purchase price	14,000	18,000
Other long-term liabilities	31,697	30,678

	270,555	273,604

CONTINGENT LIABILITIES (Note 5)
REDEEMABLE CONVERTIBLE PREFERRED STOCK,
No par value, 5,000 shares authorized, 20 issued	20,000	20,000
SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 120,000 authorized, 48,706 and 48,320 shares issued and outstanding, respectively	48,706	48,320
Capital in excess of par value	38,755	36,423
Retained earnings	177,166	189,262
Accumulated other comprehensive income (loss)	(1,975)	(1,971)

Total shareholders’ equity	262,652	272,034

Total liabilities and shareholders’ equity	$840,698	$858,152

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Three Months Ended

	March 30,	March 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,846)	$(26,083)

Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	5,859	9,336
Fixed asset impairment charges	—	5,500
Increase/decrease
Accounts receivable	(14,965)	(19,447)
Inventories	(2,063)	6,158
Accounts payable	12,089	19,485
Accrued liabilities	(8,292)	2,148
Other, net	(12,526)	(11,470)

Total adjustments	(19,898)	11,710

Net cash used for operating activities	(31,744)	(14,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions	(3,950)	(8,233)
Additions to property and equipment	(1,474)	(1,416)
Investments in and advances to unconsolidated subsidiaries	(691)	(914)
Proceeds on disposal of fixed assets	214	—

Net cash used for investing activities	(5,901)	(10,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in notes payable to bank, net	—	5,000
Decrease in floor plan payable, net	(7,206)	(11,275)
Repayment of long-term debt	(208)	(131)
Common stock issued, net	883	228

Net cash used for financing activities	(6,531)	(6,178)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(44,176)	(31,114)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,456	50,143

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,280	$19,029

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 29, 2001 was derived from audited financial statements. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments.

2.	A summary of inventories by component follows (in thousands):

	March 30,	December 29,
	2002	2001

New and pre-owned manufactured homes	$107,640	$107,877
Raw materials and work-in-process	42,310	40,337
Other inventory	24,389	24,062

	$174,339	$172,276

3.	The income tax benefit differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Statutory U.S. tax rate	$(6,500)	$(14,400)
Change in rate resulting from
State taxes, net of federal benefit	(500)	(1,200)
Nondeductible goodwill amortization	—	400
Other	300	100

Total income tax benefit	$(6,700)	$(15,100)

Effective tax rate	36%	37%

4.	Reconciliations of segment sales to consolidated sales and segment EBITA (earnings (loss) before interest, taxes, goodwill amortization and general corporate expenses) to consolidated operating loss follow (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net sales
Manufacturing	$266,652	$260,510
Retail	80,125	108,402
Less: intercompany	(40,400)	(42,600)

Consolidated net sales	$306,377	$326,312

Operating income (loss)
Manufacturing EBITA (loss)	$1,303	$(10,456)
Retail EBITA (loss)	(8,078)	(14,838)
General corporate expenses	(6,954)	(6,582)
Goodwill amortization	—	(2,879)

Consolidated operating loss	$(13,729)	$(34,755)

For the quarter ended March 31, 2001, manufacturing EBITA (loss) includes $2.3 million of non-cash fixed asset impairment charges related to closed plants, and retail EBITA (loss) includes $3.2 million of non-cash fixed asset impairment charges and $2.2 million of lease termination and other costs associated with closures of retail sales centers. Retail floor plan interest expense not charged to retail EBITA (loss) totaled $1.4 million and $2.7 million for the three months ended March 30, 2002 and March 31, 2001, respectively.

5.	As is customary in the manufactured housing industry, the majority of Champion’s manufacturing sales to independent retailers are made in connection with repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of either 12 or 15 months from invoice date of the sale of the homes and upon default by the retailer and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The maximum potential contingent repurchase obligation at March 30, 2002 was $310 million, without reduction for the resale value of the homes. This amount compares to $300 million at the beginning of the year and $360 million a year ago. Repurchase losses incurred totaled $0.3 million for the quarter ended March 30, 2002 and $2.0 million for the quarter ended March 31, 2001.

At March 30, 2002 the Company was contingently obligated for additional purchase price of up to $54 million related to its 1999 and 1998 acquisitions. Management currently believes that none of this contingent purchase price will require payment.

At March 30, 2002, Champion was contingently obligated for approximately $35 million under letters of credit and $42 million under surety bonds, generally to support insurance, industrial revenue bond financing, and license and service bonding requirements. The $35 million of letters of credit and $21 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the Company’s consolidated balance sheet. As of May 10, 2002, the Company had fully cash collateralized its letters of credit and $9.6 million of cash collateral had been paid for the surety bonds.

At March 30, 2002 certain of the Company’s subsidiaries were guarantors of $9.4 million of debt of unconsolidated subsidiaries.

6.	On March 29, 2002 the Company entered into an agreement to issue $25 million of Series C cumulative convertible preferred stock and a warrant which is exercisable on a net basis and is initially exercisable based on approximately 1.1 million shares of common stock at a purchase price of $12.04 per share. The Series C preferred stock has a seven year term and a 5% annual dividend which is payable quarterly, at the Company’s option, in cash or common stock. The initial conversion price is $9.63 per share. On June 29, 2003, the conversion price will be adjusted to 115% of the common stock’s then market value (subject to certain limitations), provided that such conversion price shall not be greater than $10.83 per share or less than $5.66 per share. Commencing March 29, 2004, this preferred stock is redeemable by the holder for common stock, and, at the Company’s option, partially for cash. The private placement of these securities was completed in April, 2002. Through June 24, 2002, the holder may purchase an additional $10 million of Series C preferred stock. The net proceeds of this issuance of $23.9 million were used for general corporate purposes, including the funding of $17.5 million cash collateral for the letters of credit that were arranged in April 2002.

The rights and preferences of the Company’s Series B-1 cumulative convertible preferred stock, which was issued in July 2001 and of which $20 million is outstanding, were amended in April 2002 to provide, among other things, for mandatory redemption on March 29, 2004. Such redemption may be made for either common stock or cash, at the Company’s option. Additionally, the commencement date of the holder’s optional redemption period for the Series B-1 preferred stock was changed to April 2, 2002, from July 2003, and the expiration date of the holder’s rights to purchase an additional $12 million of Series B preferred stock was extended to December 31, 2004 from March 2003. Optional redemptions may be made only for common stock.

7.	The numerators used in the Company’s basic earnings per share (EPS) calculations consist of net income (loss) as reported in the financial statements less the effect of preferred stock dividends. The numerator for diluted EPS calculations is the numerator of basic EPS adjusted by adding back the preferred stock dividend. In loss periods the dividend is not added back because the effect would be antidilutive. The denominators used in the Company’s EPS calculations are as follows: weighted average shares outstanding are used in calculating basic EPS; and weighted average shares outstanding plus the effect of dilutive securities are used in calculating diluted EPS. The Company’s dilutive securities consist of its outstanding stock options and its convertible preferred stock. Dilutive securities were not considered in determining the denominator for diluted EPS in either period presented because the effect on the net loss would be antidilutive. A reconciliation of the numerators and calculations of basic and diluted EPS follows (in thousands except per share amounts):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Numerator:
Net loss	$(11,846)	$(26,083)
Less: preferred stock dividend	250	—

Loss available to common shareholders	$(12,096)	$(26,083)

Denominator:
Weighted average shares outstanding	48,506	47,496

Basic and diluted loss per share	$(0.25)	$(0.55)

8.	In addition to the issuance of $25 million of preferred stock, subsequent to quarter end, through May 10, 2002, the following transactions were completed:

The Company’s revolving credit agreement for a $75 million secured line of credit was terminated by the Company. At the end of March 2002 the Company had no cash borrowings and $35 million of letters of credit outstanding under the facility. The Company arranged to have certain banks provide $35 million of letters of credit on a fully cash collateralized basis. In April 2002, $17.5 million of the cash collateral was paid and the balance was paid in May 2002.

A subsidiary of the Company issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. The net proceeds of approximately $144 million from the offering was and will be used to provide working capital for the Company’s existing business segments and the Company’s new consumer financing business, to finance the acquisition of the manufactured housing loan origination business of CIT Group/Sales Financing, Inc. (“CIT”), to repay a portion of the Company’s debt, including a significant portion of the Company’s floor plan payable, and for general corporate purposes. The Notes contain covenants which, among other things, limit the Company’s ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. Substantially all of the Company’s wholly-owned subsidiaries, other than the issuer of the Senior Notes due 2007, are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. The Senior Notes due 2007 are effectively senior to the Senior Notes due 2009.

The Company completed the acquisition of the manufactured housing loan origination business of CIT for approximately $5 million.

The Company arranged a $150 million warehouse facility to support the finance company’s future operations. The warehouse facility has a term of one year and contains covenants that require the maintenance of minimum interest coverage ratios, minimum tangible net worth and minimum ratings from two of the national ratings agencies. Interest on borrowings under the warehouse facility will be at LIBOR plus 80 basis points and there is a facility fee which is payable monthly based on an annual rate of 40 basis points of the entire facility.

The Company purchased and retired $30 million of its Senior Notes due 2009 for $23.8 million, resulting in an extraordinary gain of $5.9 million pretax or $3.6 million after tax.

In May 2002, the Company repaid approximately $50 million of its floor plan borrowings.

9.	During the quarter ended March 30, 2002, the Company idled two manufacturing facilities and closed four retail sales centers without incurring any significant costs. During the quarter ended March 31, 2001, Champion closed two homebuilding facilities and 30 retail sales centers and recorded charges totaling $7.7 million in selling, general and administrative expenses for fixed asset impairment charges and lease termination and other costs.

10.	During the quarter ended March 30, 2002, the Company made payments of $250,000 for a quarterly dividend on its preferred stock, and $2 million related to a deferred purchase price payment, by issuing 28,000 shares and 157,000 shares, respectively, of its common stock.

11.	In June 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite lives not be amortized but instead be tested annually for impairment based on a reporting unit’s fair value versus its carrying value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We have completed the transitional impairment test of goodwill required by SFAS No. 142, and did not recognize any impairment charges upon adoption of SFAS No. 142. The adoption of this pronouncement by the Company in January 2002 eliminated goodwill amortization expense commencing the first quarter of 2002. Following is a reconciliation for the periods presented of the Company’s net loss and loss per share adjusted to exclude goodwill amortization expense, net of tax, (in thousands except per share amounts):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Reported net loss	$(11,846)	$(26,083)
Add back: Goodwill amortization (net of taxes of $680)	—	2,199

Adjusted net loss	$(11,846)	$(23,884)

Basic and diluted loss per share:
Reported net loss	$(0.25)	$(0.55)
Goodwill amortization	—	0.05

Adjusted net loss	$(0.25)	$(0.50)

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

12.	At March 30, 2002, substantially all of the Company’s subsidiaries were guarantors of the indebtedness under the $200 million Senior Notes due 2009. Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and was fully, unconditionally, jointly and severally liable for the Senior Notes due 2009. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

In April 2002, in connection with the termination of the Company’s $75 million revolving credit facility, the guarantees of the Senior Notes due 2009 terminated. Following the termination of the existing guarantees, the former guarantor subsidiaries of the Senior Notes due 2009 agreed to guarantee the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method; (ii) the guarantor subsidiaries, and (iii) the non-guarantor subsidiaries, on the basis that existed prior to the changes discussed in the preceding paragraph.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 30, 2002

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net sales	$—	$339,488	$7,289	$(40,400)	$306,377
Cost of sales	—	296,213	6,055	(40,400)	261,868

Gross margin	—	43,275	1,234	—	44,509
Selling, general and administrative expenses	—	56,091	2,147	—	58,238

Operating loss	—	(12,816)	(913)	—	(13,729)
Interest income	3,864	533	172	(3,951)	618
Interest expense	(3,864)	(5,456)	(66)	3,951	(5,435)

Loss before income taxes	—	(17,739)	(807)	—	(18,546)
Income tax benefit	—	(6,391)	(309)	—	(6,700)

Loss before equity in income (loss) of consolidated subsidiaries	—	(11,348)	(498)	—	(11,846)
Equity in income (loss) of consolidated subsidiaries	(11,846)	—	—	11,846	—

Net loss	$(11,846)	$(11,348)	$(498)	$11,846	$(11,846)

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
AS OF MARCH 30, 2002

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Assets
Current assets
Cash and cash equivalents	$14,510	$2,361	$8,409	$—	$25,280
Accounts receivable, trade	—	53,203	2,069	(12,800)	42,472
Inventories	—	173,939	2,219	(1,819)	174,339
Deferred taxes and other current assets	—	88,714	2,190	(700)	90,204

Total current assets	14,510	318,217	14,887	(15,319)	332,295

Property, plant and equipment, net	—	169,954	2,882	—	172,836
Goodwill, net	—	257,441	1,523	—	258,964
Investment in consolidated subsidiaries	441,634	167,388	4,625	(613,647)	—
Deferred taxes and other assets	2,787	60,008	13,808	—	76,603

	$458,931	$973,008	$37,725	$(628,966)	$840,698

Liabilities and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$63,225	$488	$—	$63,713
Accounts payable	—	58,394	1,454	(200)	59,648
Accrued warranty obligation	—	40,670	688	—	41,358
Accrued volume rebates	—	32,903	1,212	(200)	33,915
Other current liabilities	5,761	82,134	1,462	(500)	88,857

Total current liabilities	5,761	277,326	5,304	(900)	287,491

Long-term liabilities
Long-term debt	200,000	21,856	3,002	—	224,858
Deferred portion of purchase price	—	14,000	—	—	14,000
Other long-term liabilities	—	31,600	97	—	31,697

	200,000	67,456	3,099	—	270,555

Intercompany balances	(31,457)	365,005	2,198	(335,746)	—
Redeemable convertible preferred stock	20,000	—	—	—	20,000
Shareholder’s equity
Common stock	48,706	260	13	(273)	48,706
Capital in excess of par value	38,755	252,166	30,292	(282,458)	38,755
Retained earnings	177,166	10,795	(1,206)	(9,589)	177,166
Accumulated other comprehensive income (loss)	—	—	(1,975)	—	(1,975)

Total shareholders’ equity	264,627	263,221	27,124	(292,320)	262,652

	$458,931	$973,008	$37,725	$(628,966)	$840,698

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 30, 2002

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net cash provided by (used for) operating activities	$3,901	$(35,618)	$(27)	$—	$(31,744)

Cash flows from investing activities
Acquisitions	—	(3,950)	—	—	(3,950)
Additions to property and equipment	—	(1,439)	(35)	—	(1,474)
Investments in and advances to unconsolidated subsidiaries	—	—	(691)	—	(691)
Investments in and advances to consolidated subsidiaries	(50,585)	47,987	2,598	—	—
Proceeds from the disposal of fixed assets	—	214	—	—	214

Net cash provided by (used for) investing activities	(50,585)	42,812	1,872	—	(5,901)

Cash flows from financing activities
Increase (decrease) in floor plan payable, net	—	(7,371)	165	—	(7,206)
Increase (decrease) in other long-term debt	—	(219)	11	—	(208)
Common stock issued, net	883	—	—	—	883

Net cash provided by (used for) financing activities	883	(7,590)	176	—	(6,531)

Net increase (decrease) in cash and cash equivalents	(45,801)	(396)	2,021	—	(44,176)
Cash and cash equivalents at beginning of period	60,311	2,757	6,388	—	69,456

Cash and cash equivalents at end of period	$14,510	$2,361	$8,409	$—	$25,280

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2001

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net sales	$—	$362,519	$6,393	$(42,600)	$326,312
Cost of sales	—	318,506	5,598	(42,600)	281,504

Gross margin	—	44,013	795	—	44,808
Selling, general and administrative expenses	—	77,351	2,212	—	79,563

Operating loss	—	(33,338)	(1,417)	—	(34,755)
Interest income	3,728	580	60	(3,791)	577
Interest expense	(3,728)	(6,978)	(90)	3,791	(7,005)

Loss before income taxes	—	(39,736)	(1,447)	—	(41,183)
Income tax benefit	—	(14,566)	(534)	—	(15,100)

Loss before equity in income (loss) of consolidated subsidiaries	—	(25,170)	(913)	—	(26,083)
Equity in income (loss) of consolidated subsidiaries	(26,083)	—	—	26,083	—

Net loss	$(26,083)	$(25,170)	$(913)	$26,083	$(26,083)

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 29, 2001

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Assets
Current assets
Cash and cash equivalents	$60,311	$2,757	$6,388	$—	$69,456
Accounts receivable, trade	—	38,903	1,204	(12,600)	27,507
Inventories	—	171,832	2,263	(1,819)	172,276
Deferred taxes and other current assets	479	74,601	2,505	(1,200)	76,385

Total current assets	60,790	288,093	12,360	(15,619)	345,624

Property, plant and equipment, net	—	174,426	3,004	—	177,430
Goodwill, net	—	257,444	1,523	—	258,967
Investment in consolidated subsidiaries	440,786	158,789	4,438	(604,013)	—
Deferred taxes and other assets	3,143	60,415	12,573	—	76,131

	$504,719	$939,167	$33,898	$(619,632)	$858,152

Liabilities and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$70,596	$323	$—	$70,919
Accounts payable	—	46,768	791	—	47,559
Accrued warranty obligation	—	41,843	697	—	42,540
Accrued volume rebates	—	38,883	1,043	(500)	39,426
Other current liabilities	2,280	89,573	917	(700)	92,070

Total current liabilities	2,280	287,663	3,771	(1,200)	292,514

Long-term liabilities
Long-term debt	200,000	21,935	2,991	—	224,926
Deferred portion of purchase price	—	18,000	—	—	18,000
Other long-term liabilities	—	30,581	97	—	30,678

	200,000	70,516	3,088	—	273,604

Intercompany balances	8,434	326,365	949	(335,748)	—
Redeemable convertible preferred stock	20,000	—	—	—	20,000
Shareholder’s equity
Common stock	48,320	260	13	(273)	48,320
Capital in excess of par value	36,423	244,066	28,756	(272,822)	36,423
Retained earnings	189,262	10,297	(708)	(9,589)	189,262
Accumulated other comprehensive income (loss)	—	—	(1,971)	—	(1,971)

Total shareholders’ equity	274,005	254,623	26,090	(282,684)	272,034

	$504,719	$939,167	$33,898	$(619,632)	$858,152

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE QUARTER ENDED MARCH 31, 2001

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net cash provided by (used for) operating activities	$5,251	$(18,405)	$(1,219)	$—	$(14,373)

Cash flows from investing activities
Acquisitions	—	(8,233)	—	—	(8,233)
Additions to property and equipment	—	(1,334)	(82)	—	(1,416)
Investments in and advances to unconsolidated subsidiaries	—	—	(914)	—	(914)
Investments in and advances to consolidated subsidiaries	(30,960)	31,817	(857)	—	—

Net cash provided by (used for) investing activities	(30,960)	22,250	(1,853)	—	(10,563)

Cash flows from financing activities
Increase (decrease) in floor plan payable, net	—	(11,275)	—	—	(11,275)
Increase in notes payable to bank, net	—	5,000	—	—	5,000
Increase (decrease) in other long-term debt	—	(176)	45	—	(131)
Common stock issued, net	228	—	—	—	228

Net cash provided by (used for) financing activities	228	(6,451)	45	—	(6,178)

Net decrease in cash and cash equivalents	(25,481)	(2,606)	(3,027)	—	(31,114)
Cash and cash equivalents at beginning of period	41,152	1,711	7,280	—	50,143

Cash and cash equivalents at end of period	$15,671	$(895)	$4,253	$—	$19,029

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Three months ended March 30, 2002 versus three months ended March 31, 2001

Consolidated
(Dollars in millions)

	Three Months Ended

	March 30,	March 31,	%
	2002	2001	Change

Net sales
Manufacturing	$266.7	$260.5	2%
Retail	80.1	108.4	(26%)
Less: intercompany	(40.4)	(42.6)

Total net sales	$306.4	$326.3	(6%)

Gross margin	$44.5	$44.8	(1%)
SG&A	58.2	79.6	(27%)

Operating loss	$(13.7)	$(34.8)

As a percent of sales
Gross margin	14.5%	13.7%
SG&A	19.0%	24.4%
Operating loss	(4.5%)	(10.7%)

Net sales for the quarter ended March 30, 2002 decreased 6% from the first quarter of 2001 due primarily to operating fewer retail sales centers and selling fewer homes per sales center. Sales per sales center in the first quarter of 2002 were affected by reduced chattel lending availability and the industry’s shift to real estate mortgages, partially as a result of Texas legislation which limits consumer use of chattel financing to purchase a manufactured home. During the quarter we closed two manufacturing facilities and four retail sales centers. At March 30, 2002 we were operating 47 manufacturing facilities and 214 sales centers compared to 51 manufacturing facilities and 230 sales centers at March 31, 2001.

Gross margin dollars for the first quarter of 2002 declined $0.3 million from the comparable quarter of 2001, while gross margin increased 0.8% as a percentage of sales. Reduced gross margin dollars of approximately $3 million due to lower sales volume in the first quarter of 2002 were partially offset by the effect of increased manufacturing and retail average sales prices in 2002. In addition, retail gross margin dollars in 2001 were affected by costs of programs to reduce inventory and sell older homes at our company-owned sales centers.

Selling, general and administrative expenses (“SG&A”) for the quarter ended March 30, 2002 decreased $21 million or 27% from the first quarter of 2001. Approximately $6.0 million of the reduction resulted from lower retail sales volume, operating fewer sales centers and the effects of cost reduction programs implemented in our retail segment in 2001. In addition, SG&A declined due to a $3.6 million reduction in manufacturing segment marketing and advertising costs, a $3.0 million reduction in the provision for wholesale repurchase losses and a $2.9 million reduction due to the elimination of goodwill amortization as a result of implementing SFAS No. 142 in January 2002. SG&A for the first quarter of 2001 included non-cash fixed asset impairment charges and lease termination and other retail lot closing costs totaling $7.7 million, while there were no similar charges in 2002.

Manufacturing Operations

	Three Months Ended

	March 30,	March 31,	%
	2002	2001	Change

Net sales (in millions)	$266.7	$260.5	2%
EBITA (loss) (in millions)	$1.3	$(10.5)	112%
EBITA (loss) margin %	0.5%	(4.0%)
Homes sold	7,745	8,210	(6%)
Floors sold	14,435	14,696	(2%)
Multi-section mix	82%	76%
Average home price	$33,100	$30,500	9%
Manufacturing facilities at period end	47	51	(8%)

Manufacturing net sales for the quarter ended March 30, 2002 increased 2% compared to the first quarter of 2001 as a result of selling 6% fewer homes and a 9% increase in average selling prices. For the quarter, shipments of HUD code homes declined 9% and shipments of non-HUD code homes increased 45% from shipments in the first quarter of 2001. Wholesale sales volume was affected by reduced chattel lending availability to consumers, the Texas legislation which limits consumer use of chattel financing to purchase a manufactured home and possibly the effects of the announcement by Conseco Finance Corp. (“Conseco”) of its intention to stop approving and funding new floor plan requests commencing April 2002. According to data reported by the National Conference of States on Building Codes and Standards, U.S. industry wholesale shipments of HUD code homes for the first three months of 2002 was comparable in homes and increased 1.2% in floors from the comparable 2001 period. Of our total wholesale shipments for the quarter, 86% were to independent retailers and builders/developers and 14% were to our company-owned sales centers. Due to market conditions, during the first quarter of 2002 we closed two manufacturing facilities.

Manufacturing EBITA in the first quarter of 2002 improved $12 million from the prior year, primarily as a result of decreased SG&A from reduced marketing costs of $3.6 million, reduced provision for repurchase losses of $3.0 million and no fixed asset impairment charges in 2002 as compared to $2.3 million of impairment charges in the first quarter of 2001. Additionally, gross margin dollars increased in 2002 partially due to higher average sales prices.

Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled wholesale orders for housing at March 30, 2002 totaled approximately $13 million at the 47 plants operated, compared to $18 million at 49 plants at December 29, 2001 and $19 million at 51 plants at March 31, 2001.

Retail Operations

	Three Months Ended

	March 30,	March 31,	%
	2002	2001	Change

Net sales (in millions)	$80.1	$108.4	(26%)
EBITA (loss) (in millions)	$(8.1)	$(14.8)	46%
EBITA (loss) margin %	(10.1%)	(13.7%)
New homes sold	1,194	1,824	(35%)
Pre-owned homes sold	347	513	(32%)
Total homes sold	1,541	2,337	(34%)
% Champion-produced new homes sold	94%	84%
New home multi-section mix	79%	69%
Average new home price	$61,600	$55,500	11%
Average number of new homes sold per sales center per month	1.8	2.5	(28%)
Average number of new homes in inventory per sales center at period end	14	18	(22%)
Sales centers at period end	214	230	(7%)

Retail sales for the quarter ended March 30, 2002 decreased 26% from the first quarter of 2001 due to operating fewer retail sales centers and selling fewer homes per sales center partially offset by higher average selling prices. In the first quarter of 2002 we operated an average of 216 sales centers, 12% lower than the average of 245 sales centers operated in the first quarter of 2001. Sales per sales center in the first quarter of 2002 were affected by reduced chattel lending availability and the industry’s shift to real estate mortgages, partially as a result of Texas legislation which limits consumer use of chattel financing to purchase a manufactured home. Approximately 25% of our company-owned retail sales centers are located in Texas. Average selling prices increased due in part to selling a greater proportion of higher priced, multi-section homes. Based on data reported by Statistical Surveys, Inc., we believe that industry retail sales of new homes in the first two months of 2002 dropped approximately 17% from prior year levels.

Retail EBITA for the quarter ended March 30, 2002 improved by $6.7 million compared to the first quarter of 2001. Gross margin declined by $4 million due to the reduction in retail sales volume partially offset by a higher gross margin percentage due to higher selling prices. Gross margins in 2001 were affected by costs of retail programs to reduce inventory and sell older homes at company-owned sales centers. SG&A for the first quarter of 2002 improved by approximately $11 million versus the first quarter of 2001, of which $5.4 million was due to sales center closing costs incurred in 2001, including $3.2 million of fixed asset impairment charges. The remainder of the SG&A improvement was a result of operating fewer retail sales centers and lower sales volume in the first quarter of 2002 and the effects of cost reduction programs implemented in the retail segment in 2001.

Contingent Repurchase Obligations

We are contingently obligated under repurchase agreements with lending institutions that provide wholesale floor plan financing to independent retailers. At March 30, 2002 the maximum contingent repurchase obligation was approximately $310 million, without reduction for the resale value of the homes. In the first quarter of 2002, Champion paid $1.8 million and incurred losses of $0.3 million for the repurchase of 66 homes. In the first quarter of 2001, the

Company paid $8.4 million and incurred losses of $2.0 million for the repurchase of 265 homes.

Liquidity and Capital Resources

Cash and cash equivalents totaled $25 million at March 30, 2002, down from $69 million at December 29, 2001. During the quarter, we used cash of $32 million for operations, $1 million for capital improvements, $4 million for acquisition related payments, primarily prior years’ retail acquisitions, $7 million to reduce floor plan borrowings and $0.7 million for investments in and advances to unconsolidated subsidiaries.

Accounts receivable and accounts payable increased during the quarter due to year end levels generally being low due to seasonality, holidays and vacations. Accrued liabilities decreased $10 million during the first quarter of 2002 due to quarterly and annual payments for volume rebates and compensation programs. Floor plan payable decreased during the quarter primarily due to a $6 million payment made to reduce our outstanding balances with Conseco. Other current assets increased due to the tax benefit related to our net operating loss during the quarter and cash collateral payments totaling $7.6 million made for insurance and surety bond requirements.

Subsequent to quarter end, through May 10, 2002, the following transactions were completed:

•	We received net proceeds of $23.9 million from the issuance of $25 million of redeemable convertible preferred stock. A portion of the net proceeds was used to cash collateralize $17.5 million of letters of credit in connection with the termination of our revolving credit agreement, as discussed below.

•	We terminated our revolving credit agreement for a $75 million secured line of credit on April 22, 2002. At the end of March 2002 we had no cash borrowings and $35 million of letters of credit outstanding under the facility.

•	We arranged to have certain banks provide $35 million of letters of credit on a fully cash collateralized basis. In April 2002, $17.5 million of the cash collateral was paid and the balance was paid in May 2002.

•	One of our subsidiaries issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. The net proceeds from the offering of approximately $144 million was and will be used to provide working capital for our existing business segments and our new consumer financing business, to finance the acquisition of the manufactured housing loan origination business of CIT Group/Sales Financing, Inc. (“CIT”), to repay a portion of our debt, including a significant portion of our floor plan payable, and for general corporate purposes. The Senior Notes due 2007 are effectively senior to the Senior Notes due 2009.

•	We completed the acquisition of the manufactured housing loan origination business of CIT for approximately $5 million.

•	We arranged a $150 million warehouse facility to support our finance company’s future operations. Consumer loans originated by our finance company will be sold in exchange for cash proceeds under the warehouse line.

•	We purchased and retired $30 million of our Senior Notes due 2009 for approximately $23.8 million plus accrued interest of $1.0 million.

•	In May 2002, we repaid approximately $50 million of our floor plan borrowings.

At March 30, 2002, we had $200 million of unsecured Senior Notes due May 2009 with interest payable semi-annually at an annual rate of 7.625%. After our April and May purchases of $30 million of these Notes, $170 million remain outstanding.

We have used demand borrowings from floor plan lenders to finance a significant portion of our retail inventory of new homes. We had $64 million of floor plan loans outstanding at the end of March 2002, including $19 million with Conseco Finance Corp. In May 2002 we repaid approximately $50 million of our floor plan borrowings, including substantially all amounts with Conseco, using a portion of the proceeds from the April issuance of $150 million of Senior Notes due 2007. We intend to maintain floor plan lines of credit totaling approximately $30 million with three other floor plan lenders, and outstanding balances totaling less than $10 million.

We plan to spend less than $12 million in 2002 on capital expenditures. We have agreed to deposit additional cash totaling $5.8 million as collateral for insurance and surety bond requirements through installment payments to be made from April through July 2002.

The warehouse facility has been extended to a third party special purpose entity, has a one year term and will provide for up to $150 million of revolving credit availability based on, and secured by, manufactured home loans and contracts acquired from us by the third party special purpose entity. Proceeds from the warehouse facility will be used to fund a portion of the purchase price of these loans and contracts by the third party special purpose entity from a special purpose subsidiary of ours. The remainder of the purchase price will be financed by a subordinated note from the third party entity to our special purpose entity. Our special purpose entity will, in turn, use the cash proceeds received from the third party entity to pay a portion of the purchase price of the loans and contracts from our finance company. Our finance company will use these proceeds and other cash from operations as well as a portion of the proceeds from the issuance of the Senior Notes due 2007 to purchase manufactured home loans and contracts from company-owned and independent retailers. We anticipate that the warehouse facility will be structured to achieve a credit rating of A2 or better by Moody’s and A or better by Standard & Poor’s.

From time to time, as a sufficient amount of manufactured home loans and contracts that satisfy established underwriting guidelines are accumulated, we expect the warehouse facility will be repaid, in whole or in part, with proceeds from the sale of debt obligations or other securities in the asset-backed securities markets. We expect these debt obligations or other securities will be secured by the underlying manufactured home loans and contracts purchased by the special purpose entities from our new consumer finance business.

We currently expect that we may undertake to have up to $500 million in principal amount of such securities issued annually.

Our cash balance at March 30, 2002, adjusted for the effects of the April and May 2002 transactions described above, totaled approximately $79 million. In May 2002 we received a federal income tax refund of $17.5 million. We believe that our adjusted cash balance of approximately $96 million, cash flows from operations, availability under our remaining floor plan arrangements, proceeds under our warehouse facility from sales of consumer loans originated by our new finance business, and proceeds from expected asset-backed securitizations in the capital markets of loans originated, will be adequate to meet our anticipated financing needs, operating requirements and capital expenditures for the next twelve months.

We had significant contingent obligations at March 30, 2002, including maximum potential wholesale repurchase obligation of approximately $310 million, of which approximately $95 million is with Conseco, surety bonds and letters of credit totaling $33 million (net of $44 million of cash collateral at May 10, 2002) and guarantees by certain of our consolidated subsidiaries of $9.4 million of debt of unconsolidated subsidiaries. If we were required to fund a material amount of these contingent obligations, our liquidity would be adversely affected.

Entry Into Consumer Finance Business

In April 2002, we completed the acquisition of CIT’s manufactured housing consumer loan origination business for approximately $5 million. With this transaction we acquired an immaterial amount of fixed assets, we were assigned two office leases and we obtained the operating procedures and policies and the customer lists for the business. We did not purchase any of the loan portfolios or related obligations of CIT’s loan origination business. The CIT loan origination platform has technologically advanced systems, with nearly 100% of loan applications received through the Internet. We have entered into agreements with CIT whereby, for a period of three years and for various fees, CIT will provide its loan origination and servicing systems to us and will service the loans we originate.

We have been assessing our entry into consumer finance since expanding our manufactured housing retail operations in 1998. We believe that the departure of several industry consumer chattel lenders during the past three years and other conditions resulting from the recent industry downturn present us the opportunity to capitalize on reduced competition, enhanced underwriting standards and other favorable trends in the manufactured home consumer lending industry. We intend to build upon CIT’s manufactured housing loan origination platform by integrating CIT’s disciplined underwriting standards with our retail resources and industry knowledge.

CIT had been engaged in manufactured housing lending and servicing for over 50 years. CIT had historically targeted manufactured housing consumers with strong credit profiles through 1,300 retailers and brokers throughout the United States. We intend to capitalize on this network of retailers and brokers, as well as our company-owned retailers. The CIT manufactured housing loan origination business is headquartered in Overland Park, Kansas, has an office in Sacramento, California, and employs approximately 50 people. The loan origination management team obtained in connection with the acquisition averages approximately 18 years of lending experience.

We intend to operate a disciplined manufactured housing loan origination business that complements our retail and manufacturing businesses. We will fund loans to consumers who purchase Champion manufactured homes from both company-owned and independent retailers. We also plan to originate some loans for purchases of high quality pre-owned manufactured homes. We will implement a finance participation model under which our company-owned retailers will participate in the management of delinquent loans they originate and the remarketing of repossessed homes to improve loan performance and mitigate loan losses. This finance participation model is also intended to produce higher quality loans and stronger retail location manager retention.

The loan origination team will perform thorough monthly quality and audit loan reviews. We will subject independent retailers to a rigorous approval process before accepting loan applications from them. We will continue to adhere to CIT’s rigorous loan origination and credit underwriting policies. We will require all company-owned retail locations to pre-screen potential loan applicants prior to submission of loan applications to our consumer finance company and we expect all independent retailers to perform similar pre-screenings of loan applicants. We will use the credit bureau score provided by at least one of the three major credit reporting agencies to determine pricing and help assess credit risk. Additionally, each application will be evaluated for borrower stability, collateral value, willingness to repay, and ability to pay.

We will require a down payment in the form of cash, the trade-in value of a previously-owned manufactured home, and/or the fair market value of equity in real property pledged as additional collateral. The balance of the purchase price will be financed using installment sales contracts or mortgage instruments providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Generally, the contracts will provide for equal monthly payments over a period of seven to 30 years at fixed rates of interest. We believe the typical manufactured home purchaser is primarily sensitive to the amount of the monthly payment and not necessarily to the underlying interest rate.

We believe that our continuation of CIT’s loan origination policies, plus the alignment of the interests of our company-owned retailers and our retail finance company will result in higher quality loans, reduced loan delinquencies from higher consumer satisfaction, improved collections and greater recovery on repossessed homes.

We intend to use a portion of the proceeds of the April 2002 issuance of $150 million Senior Notes due 2007, together with cash from operations and proceeds from the sale of manufactured home loans and contracts in connection with the warehouse facility, to provide working capital for our consumer finance business. We expect long-term financing to be provided by asset-backed securitization transactions in the capital markets.

We intend to structure sales of originated consumer loans under our warehouse facility and asset-backed securitizations in the capital markets as collateralized financing transactions under generally accepted accounting principles (“GAAP”). Under GAAP, our consolidated balance sheet will reflect the related consumer loans as receivables, and proceeds from the sales of consumer loans through the warehouse facility and securitizations as indebtedness. Our consolidated income statement will reflect interest income and other income earned from holding the consumer loans as finance revenues. Finance costs and expenses will include interest expense from indebtedness under the warehouse facility and securitizations, credit losses and operating costs.

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

Forward Looking Statements

Certain statements contained in this Report, including our plans and beliefs regarding goals, ability to implement retail and manufacturing strategies and the affect of those strategies, availability of liquidity and financing, new market initiatives and strategies, anticipated capital expenditures, outlook for the manufactured housing industry in particular and the economy in general, availability of wholesale and consumer financing, characterization of and our ability to control our contingent liabilities, demographic trends, and our ability to maintain supply and distribution networks could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we may or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. We do not undertake to update our forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect our operating results or financial condition.

Significant leverage – Our significant debt could adversely affect our financial health and prevent us from fulfilling our debt obligations. If we are unable to pay our debt obligations when due, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

     As of March 30, 2002, on a pro forma basis giving effect to the subsequent events that occurred in April and May 2002, as described in “Liquidity and Capital Resources”, we would have had long-term debt of approximately $345 million and floor plan payables of approximately $14 million. This indebtedness could, among other things:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, surety bonds or other requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness and reduce our ability to use our cash flows for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the manufactured housing industry;

•	place us at a competitive disadvantage to some of our competitors with less indebtedness; and

•	make us more vulnerable in the event of a continued downturn in our business or in general economic conditions.

     In addition, our future cash flows may be insufficient to meet our debt service and other obligations. Our business may not generate sufficient cash flows from operations and proceeds may not be available to us from sales of manufactured home loans and contracts in connection with the warehouse facility and asset-backed securitization transactions in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. The factors that affect our ability to generate cash can also affect our ability to raise additional funds through the sale of equity securities, the refinancing of debt or the sale of assets.

     We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt obligations, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

General industry conditions – The current downturn in the manufactured housing industry has adversely affected our operating results. If the current downturn does not reverse, our sales could decline and we may suffer further losses.

     The manufactured housing industry experienced declining wholesale shipments from mid-1999 to October 2001 and may again experience declining wholesale shipments, tightened consumer credit standards, excess retail locations and inventory, reduced consumer financing availability, high consumer repossession levels and higher interest rates on manufactured housing loans. Based on reports published by the National Conference of States on Building Codes and Standards, or NCSBCS, industry wholesale shipments of manufactured housing decreased 23% from 2000 to 2001 and 28% from 1999 to 2000. Based on data reported by Statistical Surveys, Inc. and other sources, we estimate that industry retail sales of new homes declined 25% from 2000 to 2001 and 17% from 1999 to 2000. In addition, we estimate approximately 3,500 retail locations, or approximately 37% of industry locations, and 96 manufacturing facilities, or approximately 28% of industry manufacturing facilities, have closed since mid-1999. Largely as a result of these industry conditions, in 2001 and 2000, we reported pretax losses of $41.3 million and $30.6 million, respectively, excluding goodwill impairment charges in 2000. If the current downturn in the industry continues, our sales could continue to decline and we may incur further losses.

Fluctuations in operating results – The cyclical and seasonal nature of the housing market causes our revenues and operating results to fluctuate. We expect this fluctuation to continue in the future, which could result in operating losses during downturns.

     The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

•	consumer confidence;
•	interest rates;
•	availability of financing for homebuyers and retailers;
•	population and employment trends;
•	income levels;
•	housing demand; and
•	general economic conditions, including inflation and recessions.

     In addition, the housing industry is affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of the foregoing economic, demographic and seasonal factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical and seasonal downturns in the housing market.

Consumer financing availability – Tightened credit standards, curtailed lending activity and increased interest rates among chattel, or home-only, retail lenders have reduced our sales. If chattel financing were to become further curtailed or unavailable, we may experience further sales declines.

     The consumers who buy our homes have historically secured retail financing from third-party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Manufactured home chattel financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes and caused our sales to decline. In 2001, Conseco provided approximately 28% of the total home-only financing and 14% of total consumer financing for new homes in the industry. If chattel financing were to become further curtailed or unavailable, we may experience further sales declines.

Wholesale financing availability – Reduced number of floor-plan lenders and reduced amount of credit allowed to industry retailers may result in lower inventory levels and lower sales at our independent retailers and fewer sales centers, which could also affect our level of wholesale shipments to these retailers.

     Independent retailers of our manufactured homes generally finance their inventory purchases with wholesale floor-plan financing provided by lending institutions. The availability of wholesale financing is affected primarily by the number of floor-plan lenders and their lending limits. During the past five years some wholesale lenders have exited the industry or curtailed their floor-plan operations while a smaller number have entered or expanded their floor plan operations. Conseco has historically been the largest floor-plan lender, providing about 25% of the industry’s wholesale financing. Conseco discontinued approving and funding new floor-plan loan requests commencing April 2002. Reduced availability of floor-plan lending may affect our independent retailers’ inventory levels of new homes, their number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent retailers could also be affected by reduced retail inventory levels or reduced number of sales centers.

Contingent liabilities – We have, and will continue to have, significant contingent repurchase and other obligations, some of which may become actual obligations that we must repay.

     In connection with a floor plan arrangement for our wholesale shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, for a period of 12 to 15 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. Our maximum aggregate potential contingent repurchase obligation at March 30, 2002 was approximately $310 million, before any resale value of the homes, compared to $360 million a year earlier. During the first quarter of 2002, we paid $1.8 million and incurred losses of $0.3 million under repurchase agreements related to 66 homes. We may be required to honor some or all of our contingent repurchase obligations in the future and we may suffer additional losses with respect to, and as a consequence of, these repurchase agreements.

     At March 30, 2002, we also had contingent debt obligations totaling $33 million (net of $44 million of cash collateral at May 10, 2002) with respect to letters of credit and surety bonds. In addition, certain of our subsidiaries were guarantors of $9.4 million of debt of unconsolidated subsidiaries. If we were required to fund a material amount of these contingent obligations, our liquidity would by adversely affected.

Dependence upon independent retailers – If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline.

     During 2001, approximately 79% of our wholesale shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.

Effect on liquidity – Current industry conditions and our recent operating results have limited our sources of capital. If this situation does not improve and if we are unable to locate alternative sources of capital, we may be unable to expand our business.

     We depend on our cash balances, cash flows from operations, floor plan facilities and surety bond and insurance programs, and will depend on anticipated proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and asset-backed securitization transactions, to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry combined with our recent operating results and other changes have decreased sources of floor plan financing and required us to cash collateralize a portion of our surety bond and insurance program needs and our letters of credit.

     If the availability under our floor plan borrowings, anticipated proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and asset-backed securitization transactions or cash flow from operations is insufficient to finance our operations and alternative capital is not available or surety bonds become unavailable to us, we may be unable to expand our operations, and our business, results of operations and financial position could suffer.

Entry into consumer finance business – We face risks as a new entrant to the consumer finance business.

     Although CIT has operated a consumer finance business in the manufactured home sector for over 50 years, and we will acquire substantially all of CIT’s current loan origination personnel in this business, we have limited experience operating a consumer finance business and will largely depend on these CIT personnel. Our previous loan origination business, which we operated through our subsidiary, HomePride Finance Corp., experienced operational control inadequacies, which resulted in the origination of some loans that did not qualify for sale to intended third-party institutions. We terminated HomePride’s loan origination business in 2001. Our ability to increase our loan portfolio in connection with our new consumer finance business will depend in part upon our ability to effectively market our consumer finance services to buyers of our manufactured homes and in the same general economic conditions affecting the consumer finance and manufactured housing industries. We may incur losses as we develop our loan portfolio and integrate our consumer finance business into our existing operations. Moreover, due to our limited operating history and limited participation in the securitization market, the manufactured home loans and contracts that we seek to securitize may receive lower ratings and may be subject to stricter underwriting standards than those of our competitors that have an established consumer finance record. As a result, we may be required to bear a larger portion of the risk of loss on the financing agreements and may pay higher interest rates than our competitors. If we are unable to operate our consumer finance business profitably, we may be unable to recover accumulated operating losses, which could have a material adverse effect on our results and financial position.

Funding for our new consumer finance business – We face numerous risks associated with the securitization programs through which we intend primarily to fund our new finance operations.

     In connection with our new business as an originator of consumer financing for factory-built homes, we will require continual access to significant, long- and short-term sources of cash to fund our originations of these manufactured home loans and contracts, interest payments, over-collateralization requirements for loan securitizations and other expenses. We expect to finance up to $500 million in manufactured home loans and contracts annually.

     We expect to fund our consumer finance business with a portion of the proceeds from the April issuance of $150 million of Senior Notes due 2007, cash from operations and proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and, ultimately, from asset-backed securitization transactions in the capital markets. Adverse changes in the securitization market, interest rates, the market for factory-built homes or general economic conditions could impair our ability to originate, borrow against, purchase and sell manufactured home loans and contracts on a favorable or timely basis. This could prevent the accumulation of a sufficient number of manufactured home loans and contracts on terms required to securitize the manufactured home loans and contracts in asset-backed securitization transactions, in which case we could be forced to sell at a significant discount or hold manufactured home loans and contracts. Our inability to sell the manufactured home loans and contracts would increase our exposure to the risk of default and delinquency by the borrowers thereunder. The occurrence of any of the foregoing could require us to make cash payments in excess of the funds generated by our loan originations and under loans otherwise acquired by our consumer finance business, which could have a material adverse effect on our results and financial position. If we were unable to make such payments, our business and operations could be severely disrupted.

     If our cash requirements increase beyond those generated by our business and we are unable to increase proceeds available from sales of manufactured home loans and contracts in connection with the warehouse facility or access the securitization markets, we may be unable to maintain or increase the volume of our consumer finance business. Our warehouse facility has a one-year term. Although we expect to be able to obtain a replacement facility when that warehouse facility expires, such facility may not be available on favorable terms, if at all. To the extent that we are unable to arrange any facility or other financing, our loan origination activities would be curtailed, which could have a material adverse effect on our results and financial position.

Operation of our consumer finance business – We face risks of loss related to manufactured home loans and contracts, including risks associated with defaults, delinquencies and prepayments, many of which will be outside our control.

     We expect to face numerous additional risks in connection with our finance operations, many of which will be outside our control. Many purchasers of manufactured homes may be deemed to be relatively high credit risks due to various factors, including the lack of or impaired credit histories and limited financial resources. Accordingly, the loans we originate may bear relatively high interest rates and may involve higher default and delinquency rates and servicing costs. In the event that we foreclose on delinquent loans, our ability to sell the underlying collateral to recover or mitigate our loan losses will be subject to market valuations of the collateral. These values may be affected by factors such as the amount of available inventory of manufactured homes on the market and general economic conditions.

     Prepayments of our managed receivables, whether due to refinancing, repayments or foreclosures, in excess of management’s estimates could adversely affect our future cash flow as a result of the resulting loss of any servicing fee revenue and net interest income on such prepaid receivables. Prepayments can result from a variety of factors, many of which are beyond our control, including changes in interest rates and general economic conditions.

     The foregoing risks become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. In the home equity mortgage and factory-built housing businesses, any material decline in real estate values reduces the ability of borrowers to use home equity to support borrowing and increases the loan-to-value ratios of loans previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a default. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Loss of employment, increases in cost-of-living or other adverse economic conditions would likely impair the ability of our consumer borrowers to meet their payment obligations, which could impair our ability to continue to fund our finance operations.

Competition – The manufactured housing industry is very competitive. If we are unable to effectively compete, our growth could be limited and our sales could decline.

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are very low, we believe that it is easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and wholesale shipments could be reduced. As a result, our growth could be limited and our sales could decline.

Zoning – If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business, results of operations and financial condition could be materially adversely affected.

     Limitations on the number of sites available for placement of manufactured homes or on the operation of manufactured housing communities could reduce the demand for manufactured homes and our sales. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our sales could decline and our business, results of operations and financial condition could be materially adversely affected.

Dependence upon Walter R. Young and other key personnel – The loss of any of our executive officers could reduce our ability to achieve our business plan and could have a material adverse effect on our business and operating results.

     We depend on the continued services and performance of our executive officers, including our Chairman, President and Chief Executive Officer, Walter R. Young. If we lose the service of Mr. Young or any of our executive officers, it could limit our ability to achieve our business plan and could have a material adverse effect on our business and operating results.

Certain elements of our business strategy may not succeed – Our business strategy may not adequately address the issues currently facing our company and the manufactured housing industry or correctly identify future trends in the industry. Any failure of our business strategy could cause our sales to decline.

     Since mid-1999, retail sales and wholesale shipments of new manufactured homes have decreased as a result of high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory, a reduced number of consumer lenders in the traditional chattel lending portion of the industry and higher interest rates on chattel loans. As a result, our operating results have been adversely affected and we have closed a significant number of manufacturing facilities and retail sales centers. We are implementing strategies designed to address these issues. These strategies may not be successful because the reasons for the decline in demand or future trends in the industry may not be correctly identified, and our operating results may not improve. In addition, factors beyond our control, such as increased competition, reductions in consumer demand or continued economic downturn, may offset any improved operating results that are attributable to our strategy. Any failure of our business strategy could cause our sales to decline.

Restrictive covenants – The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility.

     The documents governing the terms of certain of our indebtedness contain covenants that place restrictions on us and our subsidiaries. The terms of our debt agreements include covenants that restrict our and our subsidiaries’ ability to:

•	incur additional indebtedness, contingent liabilities and liens;
•	issue additional preferred stock;
•	pay dividends or make other distributions on our common stock;
•	redeem or repurchase common stock and redeem, repay or repurchase subordinated debt;
•	make investments in subsidiaries that are not restricted subsidiaries;
•	enter into joint ventures;
•	use assets as security in other transactions;
•	sell certain assets or enter into sale and leaseback transactions;
•	engage in new lines of business;
•	guarantee or secure indebtedness;
•	consolidate with or merge with or into other companies; and

•	enter into transactions with affiliates.

     If we fail to comply with any of these covenants, the trustees could cause our debt to become due and payable prior to maturity. If this debt were to be accelerated, our assets might not be sufficient to repay our debt in full.

Potential Dilution – Outstanding preferred stock that is convertible into common stock and redeemable for common stock (and at the Company’s option for cash), and a deferred purchase price obligation that is payable, at the Company’s option, in cash or common stock, could result in potential dilution and impair the price of our common stock.

We currently have outstanding $20 million of Series B-1 cumulative convertible preferred stock which is convertible into common stock at a rate of $13.85 per share. The preferred shareholder has the right, through March 29, 2004, to redeem this preferred stock for common stock. We have the mandatory obligation to redeem any remaining outstanding Series B-1 preferred stock on March 29, 2004, for cash or common stock, at our option. The preferred shareholder has the right until December 31, 2004 to purchase an additional $12 million of Series B preferred stock. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase (subject to certain limitations) but could not be less than $7.50 per share.

We currently have outstanding $25 million of Series C cumulative convertible preferred stock with a seven year term, which is currently convertible into common stock at a rate of $9.63 per share. On June 29, 2003, the conversion price will be adjusted to 115% of the common stock’s then market value (subject to certain limitations), provided that such conversion price shall not be greater than $10.83 per share or less than $5.66 per share. Commencing March 29, 2004, the preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash. The preferred shareholder has the right, until June 24, 2002, to purchase an additional $10 million of the Series C preferred stock.

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

We currently have outstanding a warrant which is exercisable on a net basis and is initially exercisable based on approximately 1.1 million shares of common stock at a purchase price of $12.04 per share. The number of shares that may be issued in connection with this warrant is determined by assuming exercise at the purchase price and assuming the proceeds are used to repurchase shares at the then current market value.

As of March 30, 2002, we had outstanding $22 million of a deferred purchase price obligation which is payable in quarterly payments of $2 million through January 3, 2005, with no payment required in the second quarter of 2002. Quarterly payments may be made in cash or shares of common stock at our option. The number of shares to be issued in any quarterly payment depends on the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases.

To the extent that the preferred shareholder elects to convert the preferred stock into common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, our then existing common shareholders would experience dilution in their percentage ownership interests. If the $45 million of outstanding preferred stock were converted at the respective conversion prices of $13.854 and $9.63 per share, the $12 million of additional Series B preferred stock was assumed to be issued and converted at 120% of the March 29, 2002 market price, the $10 million of additional Series C preferred stock was assumed to be issued and converted at the initial conversion price of $9.63 per share and the $22 million deferred purchase price obligation was assumed to be paid in common stock using the March 29, 2002 market price, dilution of approximately 15.7% would occur based on the number of shares of common stock outstanding at March 30, 2002. If it was assumed that the $45 million of outstanding preferred shares were redeemed at the March 29, 2002 market price rather than converted at the respective conversion prices, additional dilution of approximately 2.3% would occur.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s floor plan borrowings are subject to interest primarily based on the U.S. prime interest rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $0.6 million, assuming average floor plan borrowings of $64 million, the amount of outstanding borrowings at March 30, 2002.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit No	Description

11	Statement Regarding Computation of Loss Per Share.

(b)	On February 13, 2002, March 25, 2002, April 5, 2002 (three filings), April 17, 2002 (two filings), and April 25, 2002, Champion filed current reports on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

		By:	ANTHONY S. CLEBERG Anthony S. Cleberg Executive Vice President and Chief Financial Officer (Principal Financial Officer)

		And:	RICHARD HEVELHORST Richard Hevelhorst Vice President and Controller (Principal Accounting Officer)

Dated:	May 13, 2002

EXHIBIT INDEX

Exhibit No.	Exhibit Description

11	Statement Regarding Computation of Loss Per Share.