Form 10-Q
period 2002-06-29
CHAMPION ENTERPRISES INC
filed 2002-08-19
CIK 814068

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.


FOR QUARTERLY PERIOD ENDED JUNE 29, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________ TO ____________



Commission file number     1-9751
                           ------


                           CHAMPION ENTERPRISES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Michigan                                      38-2743168
----------------------------------               -------------------------------
 (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification No.)


                         2701 Cambridge Court, Suite 300
                             Auburn Hills, MI 48326
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


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

         49,161,188 shares of the registrant's $1.00 par value Common Stock were outstanding as of August 2, 2002.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)


                                                             Unaudited                            Unaudited
                                                        Three Months Ended                    Six Months Ended
                                                    ---------------------------         ----------------------------
                                                     June 29,          June 30,          June 29,          June 30,
                                                      2002               2001              2002              2001
                                                    ---------         ---------         ---------         ---------
Net sales                                           $ 361,506         $ 428,202         $ 667,883         $ 754,514

Cost of sales                                         301,300           351,791           563,168           633,295
                                                    ---------         ---------         ---------         ---------

Gross margin                                           60,206            76,411           104,715           121,219

Selling, general and administrative expenses           67,720            67,839           125,958           139,702
Goodwill impairment charges                            97,000                --            97,000                --
Closing-related expenses                                4,900             1,000             4,900             8,700
Gain on debt retirement                                (5,870)               --            (5,870)               --
                                                    ---------         ---------         ---------         ---------

Operating income (loss)                              (103,544)            7,572          (117,273)          (27,183)

Interest income                                           601               766             1,219             1,343
Interest expense                                       (7,648)           (6,548)          (13,083)          (13,553)
                                                    ---------         ---------         ---------         ---------

Income (loss) before income taxes                    (110,591)            1,790          (129,137)          (39,393)

Income taxes (benefits)                                88,700             1,300            82,000           (13,800)
                                                    ---------         ---------         ---------         ---------

Net income (loss)                                   $(199,291)        $     490         $(211,137)        $ (25,593)
                                                    =========         =========         =========         =========

Basic earnings (loss) per share                     $   (4.10)        $    0.01         $   (4.36)        $   (0.54)
                                                    =========         =========         =========         =========

Weighted shares for basic EPS                          48,729            47,847            48,617            47,672
                                                    =========         =========         =========         =========

Diluted earnings (loss) per share                   $   (4.10)        $    0.01         $   (4.36)        $   (0.54)
                                                    =========         =========         =========         =========

Weighted shares for diluted EPS                        48,729            49,508            48,617            47,672
                                                    =========         =========         =========         =========


See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                           Consolidated Balance Sheets
                        (In thousands, except par value)

                                                                              Unaudited                 December 29,
                                                                             June 29, 2002                  2001
                                                                             -------------               ------------
                                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $  85,636                 $  69,456
  Restricted cash                                                                 17,777                       648
  Accounts receivable, trade                                                      49,436                    27,507
  Inventories                                                                    171,457                   172,276
  Deferred tax assets                                                                 --                    39,100
  Other current assets                                                            46,423                    36,637
                                                                               ---------                 ---------
     Total current assets                                                        370,729                   345,624
                                                                               ---------                 ---------

LOANS RECEIVABLE                                                                   6,145                        --

PROPERTY, PLANT AND EQUIPMENT                                                    303,574                   307,741
  Less-accumulated depreciation                                                  139,007                   130,311
                                                                               ---------                 ---------
                                                                                 164,567                   177,430
                                                                               ---------                 ---------

GOODWILL, NET                                                                    165,964                   258,967

OTHER NON-CURRENT ASSETS
  Restricted cash                                                                 18,443                        --
  Deferred tax assets                                                                 --                    55,700
  Other non-current assets                                                        26,190                    20,431
                                                                               ---------                 ---------
     Total assets                                                              $ 752,038                 $ 858,152
                                                                               =========                 =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                                                           $  10,745                 $  70,919
  Accounts payable                                                                67,312                    47,559
  Warehouse borrowings                                                             2,103                        --
  Accrued warranty obligations                                                    41,248                    42,540
  Accrued volume rebates                                                          33,145                    39,426
  Accrued compensation and payroll taxes                                          20,634                    22,639
  Accrued insurance                                                               23,421                    19,089
  Other current liabilities                                                       55,239                    50,342
                                                                               ---------                 ---------
     Total current liabilities                                                   253,847                   292,514
                                                                               ---------                 ---------

LONG-TERM LIABILITIES
  Long-term debt                                                                 344,867                   224,926
  Deferred portion of purchase price                                              14,000                    18,000
  Other long-term liabilities                                                     31,291                    30,678
                                                                               ---------                 ---------
                                                                                 390,158                   273,604
                                                                               ---------                 ---------
CONTINGENT LIABILITIES (Note 7)

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  no par value, 5,000 shares authorized, 45 and 20 shares
  issued and outstanding, respectively                                            43,959                    20,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value, 120,000 shares authorized, 48,822
    and 48,320 shares issued and outstanding, respectively                        48,822                    48,320
  Capital in excess of par value                                                  39,362                    36,423
  Retained earnings (deficit)                                                    (22,688)                  189,262
  Accumulated other comprehensive income (loss)                                   (1,422)                   (1,971)
                                                                               ---------                 ---------
     Total shareholders' equity                                                   64,074                   272,034
                                                                               ---------                 ---------
     Total liabilities and shareholders' equity                                $ 752,038                 $ 858,152
                                                                               =========                 =========


See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Unaudited
                                                                                    Six Months Ended
                                                                         -------------------------------------
                                                                         June 29, 2002           June 30, 2001
                                                                         -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $(211,137)                $ (25,593)
                                                                          ---------                 ---------
Adjustments to reconcile net loss to
  net cash provided by (used for) operating activities:
  Depreciation and amortization                                              11,563                    18,337
  Goodwill impairment charges                                                97,000                        --
  Deferred income taxes                                                      94,800                        --
  Fixed asset impairment charges                                              1,900                     6,500
  Gain on debt retirement                                                    (5,870)                       --
  Increase/decrease
    Accounts receivable                                                     (21,929)                  (34,549)
    Inventories                                                                 819                    35,534
    Accounts payable                                                         19,753                    26,749
    Accrued liabilities                                                       1,100                    (1,672)
    Other, net                                                               (6,229)                    3,097
                                                                          ---------                 ---------
Total adjustments                                                           192,907                    53,996
                                                                          ---------                 ---------
Net cash provided by (used for) operating activities                        (18,230)                   28,403
                                                                          ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                                 (8,050)                  (10,233)
Increase in loans receivable                                                 (6,145)                       --
Additions to property and equipment                                          (2,857)                   (3,229)
Investments in and advances to unconsolidated subsidiaries                   (1,139)                   (1,819)
Proceeds on disposal of fixed assets                                          3,069                     1,494
                                                                          ---------                 ---------
Net cash used for investing activities                                      (15,122)                  (13,787)
                                                                          ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in floor plan payable, net                                         (60,174)                  (29,124)
Repayment of long-term debt                                                    (440)                     (333)
Proceeds from Senior Notes                                                  145,821                        --
Purchase of Senior Notes                                                    (23,750)                       --
Proceeds from warehouse borrowings                                            2,103                        --
Increase in deferred financing costs                                         (3,266)                       --
Increase in restricted cash                                                 (35,572)                       --
Preferred stock issued, net                                                  23,810                        --
Common stock issued, net                                                      1,000                       590
                                                                          ---------                 ---------
Net cash provided by (used for) financing activities                         49,532                   (28,867)
                                                                          ---------                 ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         16,180                   (14,251)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             69,456                    50,143
                                                                          ---------                 ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  85,636                 $  35,892
                                                                          =========                 =========



See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature except for the goodwill impairment charge discussed in Note 2 and the deferred tax asset valuation allowance discussed in Note 3. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 29, 2001 was derived from audited financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation. Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments. The Company's total comprehensive loss for the three and six months ended June 29, 2002 was $198.7 million and $210.6 million, respectively compared to its total comprehensive income of $0.6 million for the three months ended June 30, 2001 and total comprehensive loss of $25.6 million for the six months then ended.

2. During the quarter ending June 29, 2002 the Company's operating results were affected by continuing challenging industry conditions including reductions in chattel lending availability, the effects of Conseco Finance Corp. exiting the floor plan lending business, high industry repossession levels and the Texas legislation that limits the use of chattel financing to purchase a manufactured home. As a result of these conditions and their effects on our sales volume and operating results, in June 2002 the Company announced the closure or consolidation of 33 under-performing retail sales centers and one manufacturing facility. The continuation of these industry conditions through the month of July 2002, together with unfavorable changes in the economy, caused the Company to re-evaluate our manufacturing and retail capacity and overall cost structure. On August 8, 2002, the Company announced the closure or consolidation of 64 retail sales centers and seven manufacturing facilities. These additional closures bring the total retail closures in 2002 to 101 or

    46% of the sales centers we were operating at the beginning of 2002.

    As a result of the significant downsizing of our retail operations in reaction to continuing challenging industry conditions and in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we performed a test for goodwill impairment using the present value of future cash flows method. The results of this test indicated that the fair value of the retail goodwill was less than its carrying value. Therefore, in the quarter ended June 29, 2002, we recorded non-cash goodwill impairment charges of $97 million.

    The change in the carrying amount of goodwill follows:

                                                            Six Months Ended June 29, 2002
                                              ---------------------------------------------------------
                                              Manufacturing      Retail          Other          Total
                                              -------------      ------          -----          -----
                                                                     (In thousands)
              Balance at December 29, 2001      $ 126,482      $ 131,571       $     914      $ 258,967
              Impairment charges                       --        (97,000)             --        (97,000)
              Goodwill acquired                        --             --           4,099          4,099
              Other changes                            31           (133)             --           (102)
                                                ---------      ---------       ---------      ---------
              Balance at June 29, 2002          $ 126,513      $  34,438       $   5,013      $ 165,964
                                                =========      =========       =========      =========

3. SFAS No. 109, "Accounting for Income Taxes," requires the recording of a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years" and places considerably more weight on historical results and less weight on future projections. The Company incurred pretax losses in 2000 and 2001 and through the first half of 2002 totaling $391 million, including goodwill impairment charges of $97 million in 2002 and $190 million in 2000. The industry continues to be challenged by limited availability of consumer chattel financing, high industry repossession levels and reductions in wholesale floor plan lending availability and a negative economic outlook resulting in a continued decline in wholesale shipments and retail sales. In the absence of specific favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, after consideration of these factors, in the quarter ended June 29, 2002, the Company provided a 100% valuation allowance against deferred tax assets, which totaled $120 million. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

    Because of provisions in the tax law which allow us to receive a carryback refund for taxable losses incurred in 2002, in determining the amount of the deferred tax asset valuation allowance we had to estimate the current tax deductibility of certain costs and charges. These estimates are subject to change. Any differences between these current estimates and actual values determined at the end of this fiscal year will result in a change to the valuation allowance which will be reflected in results of operations in the third or fourth quarter of the year.

    The income tax provision or benefit differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

                                                                                     Six Months Ended
                                                                                --------------------------
                                                                                 June 29,        June 30,
                                                                                  2002             2001
                                                                                --------        ----------
                                                                                       (In thousands)
              Statutory U.S. tax rate                                           $ (45,200)      $ (13,800)
              Change in rate resulting from
                Deferred tax valuation allowance                                  120,000              --
                State taxes, net of federal benefit                                (3,700)         (1,000)
                Nondeductible goodwill amortization and impairment charges         10,300             800
                Other                                                                 600             200
                                                                                ---------       ---------
              Total income tax provision (benefit)                              $  82,000       $ (13,800)
                                                                                =========       =========


4.       A summary of inventories by component follows:

                                                                              June 29,            December 29,
                                                                                 2002                 2001
                                                                             -----------          ------------
                                                                                       (In thousands)
           New manufactured homes                                            $   102,187          $   102,090
           Raw materials                                                          33,175               32,207
           Work-in-process                                                         7,810                8,130
           Other inventory                                                        28,285               29,849
                                                                             -----------          -----------
                                                                             $   171,457          $   172,276
                                                                             ===========          ===========


         Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

5.       A summary of other current and non-current assets by component follows:

                                                                               June 29,                 December 29,
                                                                                 2002                      2001
                                                                             -----------                -----------
                                                                                            (In thousands)
           Other Current Assets
             Refundable income taxes                                         $    18,840                $    21,700
             Deposits                                                             15,558                      2,708
             Other current assets                                                 12,025                     12,229
                                                                             -----------                -----------
                                                                             $    46,423                $    36,637
                                                                             ===========                ===========

           Other Non-Current Assets
             Investment in unconsolidated subsidiaries                       $     9,057                $     8,955
             Other non-current assets                                             17,133                     11,476
                                                                             -----------                -----------
                                                                             $    26,190                $    20,431
                                                                             ===========                ===========


         Deposits consist primarily of cash collateral deposited for surety bonds and insurance purposes.

6. Reconciliations of segment sales to consolidated sales and segment EBITA (earnings (loss) before interest, taxes, goodwill amortization and impairment charges, general corporate expenses and certain gains) to consolidated operating income (loss) follow. Finance EBITA (loss) includes operating costs and net interest income earned on loans receivable.

                                                                                   Three Months Ended
                                                                             --------------------------
                                                                               June 29,        June 30,
                                                                                2002            2001
                                                                             -----------      ---------
                                                                                     (In thousands)
             Net sales
                Manufacturing                                                $   313,699      $ 351,199
                Retail                                                            96,607        129,403
                Less: intercompany                                               (48,800)       (52,400)
                                                                             -----------      ---------
                Consolidated net sales                                       $   361,506      $ 428,202
                                                                             ===========      =========

             Operating income (loss)
                Manufacturing EBITA                                          $    10,426      $  19,372
                Retail EBITA (loss)                                              (13,802)        (1,817)
                Finance EBITA (loss)                                              (1,927)             -
                Gain on debt retirement                                            5,870              -
                General corporate expenses                                        (7,111)        (7,101)
                Goodwill impairment charges                                      (97,000)             -
                Goodwill amortization                                                  -         (2,882)
                                                                             -----------      ---------
                Consolidated operating income (loss)                         $  (103,544)     $   7,572
                                                                             ===========      =========



                                                                                   Six Months Ended
                                                                             -------------------------
                                                                              June 29,        June 30,
                                                                                2002            2001
                                                                             -----------      ---------
                                                                                    (In thousands)
             Net sales
                Manufacturing                                                $   580,351      $ 611,709
                Retail                                                           176,732        237,805
                Less: intercompany                                               (89,200)       (95,000)
                                                                             -----------      ---------
                Consolidated net sales                                       $   667,883      $ 754,514
                                                                             ===========      =========

             Operating loss
                Manufacturing EBITA                                          $    11,729      $   8,916
                Retail EBITA (loss)                                              (21,880)       (16,655)
                Finance EBITA (loss)                                              (1,927)             -
                Gain on debt retirement                                            5,870              -
                General corporate expenses                                       (14,065)       (13,683)
                Goodwill impairment charges                                      (97,000)             -
                Goodwill amortization                                                  -         (5,761)
                                                                             -----------      ---------
                Consolidated operating loss                                  $  (117,273)     $ (27,183)
                                                                             ===========      =========


    For the three and six months ended June 29, 2002, retail EBITA (loss) includes $1.9 million of non-cash fixed asset impairment charges and $3.0 million of lease termination and other costs associated with closures of retail sales centers. For the quarter ended June 30, 2001, manufacturing EBITA includes $1.0 million of non-cash fixed asset impairment charges related to closed plants. For the six month period ended June 30, 2001, manufacturing EBITA includes $3.3 million of non-cash fixed asset impairment charges related to closed plants, and retail EBITA (loss) includes $3.2 million of non-cash fixed asset impairment charges and $2.2 million of lease termination and other costs associated with closures of retail sales centers. Retail floor plan interest expense not charged to retail EBITA
    (loss) totaled $0.9 million and $2.3 million for the three and six months ended June 29, 2002 and $2.2 million and $4.9 million for the three and six months ended June 30, 2001, respectively.

7. As is customary in the manufactured housing industry, the majority of Champion's manufacturing sales to independent retailers are made in connection with repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of either 12 or 15 months from invoice date of the sale of the homes and upon default by the retailer and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The maximum potential contingent repurchase obligation at June 29, 2002 was estimated to be $270 million, without reduction for the resale value of the homes. This amount compares to $300 million at the beginning of the year and $320 million a year ago. Repurchase losses incurred totaled $0.2 million and $0.5 million for the three and six months ended June 29, 2002, respectively, and $1.3 million and $3.3 million for the three and six months ended June 30, 2001, respectively.

    At June 29, 2002 the Company was contingently obligated for additional purchase price of up to $42 million related to its 1999 acquisitions. Management currently believes that none of this contingent purchase price will require payment.

    At June 29, 2002 Champion was contingently obligated for approximately $35 million under letters of credit and $43 million under surety bonds, generally to support insurance, industrial revenue bond financing, and license and service bonding requirements. The $35 million of letters of credit and $21 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the Company's consolidated balance sheet. As of June 29, 2002, the Company had fully collateralized its letters of credit with restricted cash including $17.8 million to support insurance reserves and $18.4 million to support long-term debt. In addition, the Company has deposited $9.6 million to secure surety bonds.

    At June 29, 2002, the Company is contingently liable for up to $15 million under an unconditional guaranty of a $150 million warehouse facility of a third party special purpose entity (which is included in our consolidated financial statements). The warehouse facility, which has an outstanding balance of $2.1 million at June 29, 2002, supports the Company's finance company's operations and is included in the Company's consolidated balance sheet.

    At June 29, 2002 certain of the Company's subsidiaries were guarantors of $6.6 million of debt of unconsolidated subsidiaries.

8. On April 2, 2002 the Company issued $25 million of Series C cumulative convertible preferred stock and a warrant which was initially exercisable based on approximately 1.1 million shares of common stock at a strike price of $12.04 per share. In accordance with the terms of the warrant, on August 6, 2002 the number of shares under warrant and the strike price per share were reset at 2.2 million shares and $10.02 per share, respectively. Beginning on March 29, 2003, the warrant strike price will increase annually by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise. The Series C preferred stock has a seven-year term and a 5% annual dividend that is payable quarterly, at the Company's option, in cash or common stock. The initial conversion price is $9.63 per share. On June 29, 2003, the conversion price will be adjusted to 115% of the common stock's then market value (subject to certain limitations), provided that such conversion price shall not be greater than $10.83 per share or less than $5.66 per share. Commencing March 29, 2004, this preferred stock is redeemable by the holder for common stock, and, at the Company's option, partially for cash. The net proceeds of this issuance of $23.8 million were used to fund a portion of the cash collateral for the letters of credit discussed above. The preferred stock is presented net of issuance costs which are amortized over a period of two years from the date of issuance by charges to paid-in-capital.

    The rights and preferences of the Company's Series B-1 cumulative convertible preferred stock, which was issued in July 2001 and of which $20 million is outstanding, were amended on March 29, 2002 to provide, among other things, for mandatory redemption on March 29, 2004. Such redemption may be made for either common stock or cash, at the Company's option. Additionally, the commencement date of the holder's optional redemption period for the Series B-1 preferred stock was changed to April 2, 2002, from July 2003, and the expiration date of the holder's rights to purchase an additional $12 million of Series B-1 preferred stock was extended to December 31, 2004 from March 2003. Optional redemptions may be made only for common stock.

    On June 30, 2002 Champion paid quarterly dividends on the preferred stock by issuing 77,000 shares of the company's common stock. These shares are included in issued and outstanding shares at June 29, 2002.

9. The numerators used in the Company's basic earnings per share (EPS) calculations consist of net income (loss) as reported in the financial statements less the effect of preferred stock dividends. The numerator for diluted EPS calculations is the numerator of basic EPS adjusted by adding back the preferred stock dividend. In loss periods the dividend is not added back because the effect would be antidilutive. The denominators used in the Company's EPS calculations are as follows: weighted average shares outstanding are used in calculating basic EPS. Weighted average shares outstanding plus the effect of dilutive securities are used in calculating diluted EPS. The Company's potential dilutive securities consist of outstanding stock options, convertible preferred stock, warrants and $22 million of deferred purchase price which is payable, at the Company's option, in cash or common stock. Dilutive securities were not considered in determining the denominator for diluted EPS in either six-month period presented and for the three months ended June 29, 2002 because the effect on the net loss would be antidilutive. Calculations of basic and diluted EPS follow:

                                                                                 Three Months Ended
                                                                          ------------------------------------
                                                                            June 29,                 June 30,
                                                                             2002                      2001
                                                                          -----------              ----------
                                                                         (In thousands, except per share amounts)
          Numerator:
          Net income (loss)                                               $  (199,291)             $     490
          Less: preferred stock dividend                                          563                      -
                                                                          -----------              ---------
          Income (loss) available to common shareholders                  $  (199,854)             $     490
                                                                          ===========              =========

          Denominator:
          Weighted average shares outstanding                                  48,729                 47,847
          Effect of dilutive securities - options                                   -                  1,661
                                                                          -----------              ---------
          Shares for diluted EPS                                               48,729                 49,508
                                                                          ===========              =========

          Basic earnings (loss) per share                                 $     (4.10)             $    0.01
                                                                          ===========              =========
          Diluted earnings (loss) per share                               $     (4.10)             $    0.01
                                                                          ===========              =========



                                                                                  Six Months Ended
                                                                          ----------------------------------
                                                                           June 29,                  June 30,
                                                                             2002                     2001
                                                                          -----------              ----------
                                                                      (In thousands, except per share amounts)
          Numerator:
          Net loss                                                        $  (211,137)             $ (25,593)
          Less: preferred stock dividend                                          813                      -
                                                                          -----------              ---------
          Loss available to common shareholders                           $  (211,950)             $ (25,593)
                                                                          ===========              =========
          Denominator:
          Weighted average shares outstanding                                  48,617                 47,672
                                                                          ===========              ==========

          Basic and diluted loss per share                                $    (4.36)              $   (0.54)
                                                                          ===========              =========


10. During the quarter ended June 29, 2002, the Company terminated its revolving credit agreement for a $75 million secured line of credit. As a result of the termination of this credit facility, the guarantees by the Company's subsidiaries of the Senior Notes due 2009 terminated. However, Champion Home Builders Co. ("CHB"), a wholly-owned subsidiary of the Company, has agreed to be a guarantor and substantially all of CHB's subsidiaries have agreed to be guarantors, on a basis subordinated to their guarantees of the Senior Notes due 2007, of the $170 million Senior Notes due 2009. Additionally, the Company arranged to have a bank provide $35 million of letters of credit on a fully cash collateralized basis.

    In April 2002, CHB issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. The net proceeds, net of deferred financing costs, of approximately $145 million from the offering were used to acquire the manufactured housing loan origination business of CIT Group/Sales Financing, Inc. ("CIT"), to repay a portion of the Company's debt, including a significant portion of the Company's floor plan payable, to provide working capital for the Company's existing business segments and the Company's new consumer financing business, and for general corporate purposes. The Notes contain covenants, which among other things limit the Company's ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. Substantially all of CHB's wholly owned subsidiaries are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. The Senior Notes due 2007 are effectively senior to the Senior Notes due 2009.

    A covenant in the Senior Notes due 2007 currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers' acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred.

    In April 2002, the Company arranged a $150 million warehouse facility for a consolidated third party special purpose entity to support the finance company's operations. Interest on borrowings under the warehouse facility is at LIBOR plus 80 basis points and there is a facility fee that is payable monthly based on an annual rate of 40 basis points of the entire facility. The warehouse facility has a term of one year and contains covenants that require the Company's maintenance of minimum interest coverage ratios and tangible net worth, as defined therein; certain minimum unsecured debt ratings from two of the national ratings agencies; and that the Company perform certain other duties thereunder. Subsequent to quarter-end, the consolidated third party special purpose entity entered into waiver agreements to cure noncompliance with the minimum interest coverage ratio covenant for the quarter ended June 29, 2002 and to cure noncompliance with the minimum tangible net worth covenant as of June 29, 2002 and provide for a lower minimum tangible net worth requirement through August 30, 2002.

    During the third quarter of 2002, the Company will seek and will need to obtain amendments to the performance covenants of the $150 million warehouse facility in order to ensure our continuing compliance therewith. If the Company cannot obtain such amendments, it would be in default under the facility. Also, if the Company's operating results do not improve it may again become noncompliant with one or more of the covenants, which, if not cured or amended, would result in default under the facility. In an event of default, the agent bank could discontinue making further advances under the facility and enact alternate "waterfall" provisions thereunder that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. If the agent were to discontinue further advances, the Company would seek other sources of capital for its consumer finance operations.

    The Company has a $15 million floor plan financing facility that contains a covenant requiring it to maintain minimum earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. If the Company's operating results do not improve, it may not be in compliance with this covenant, which could result in the lender terminating the credit line and causing such debt to become immediately due and payable. As of June 29, 2002, the Company had approximately $2 million outstanding under this facility.

    In August 2002, Moody's Investors Service ("Moody's") and Standard & Poor's announced that they have placed under review, for possible downgrade, the Company's senior implied credit ratings and the ratings on the Company's Senior Notes due 2007 and Senior Notes due 2009. Because the $150 million warehouse facility arranged by the Company in April 2002 requires that we maintain certain minimum unsecured debt ratings, a negative ratings action by Moody's or Standard & Poor's could cause a default under that facility. A negative ratings action also could affect the Company's ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in the Company having to place additional collateral related thereto.

    During the quarter ended June 29, 2002, the Company purchased and retired $30 million of its Senior Notes due

         2009 for $23.8 million, resulting in a gain of $5.9 million before tax or $3.6 million after tax. At June 29, 2002, the Company's outstanding notes payable balance due 2009 totaled $170 million.

         During the quarter and year-to-date periods ended June 29, 2002, the Company repaid approximately $53 million and $60 million of its floor plan borrowings, respectively.

11. In April 2002 the Company acquired CIT's manufactured housing consumer loan origination business and entered into certain related agreements for approximately $5 million. Through June 29, 2002 the Company's newly acquired financing segment had originated $6.1 million of loans and had applied $2.4 million of these loans to the warehouse facility, resulting in $2.1 million of proceeds. The Company structures sales of originated consumer loans to the warehouse facility, and intends to structure asset-backed securitizations in the capital markets, as collateralized financing transactions under generally accepted accounting principles. The consolidated balance sheet reflects the related consumer loans as receivables, and reflects proceeds from the sales of consumer loans through the warehouse facility, and will reflect securitization proceeds, as indebtedness. Finance segment EBITA
         (loss) for the three months ended June 29, 2002 primarily represent operating costs and are included in selling, general and administrative expenses.

12. During the three and six months ended June 29, 2002, the Company recorded charges totaling $4.9 million for fixed asset impairments and lease termination and other costs related to closed retail sales centers. During the quarter ended June 30, 2001, the Company closed two homebuilding facilities, resulting in non-cash fixed asset impairment charges of $1.0 million. For the year-to-date period ended June 30, 2001, non-cash fixed asset impairment charges and lease termination and other costs related to closed operations totaled $8.7 million.

13. In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other intangible assets with indefinite lives not be amortized but instead be tested annually for impairment based on a reporting unit's fair value versus its carrying value. The Company adopted SFAS No. 142 in January 2002, which resulted in the cessation of the amortization of goodwill commencing on the first day of our fiscal year 2002. Following is a reconciliation, for the 2001 periods presented, of the Company's net income (loss) and earnings (loss) per share adjusted to exclude goodwill amortization expense, net of tax:





                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                           2001                     2001
                                                    ------------------        ----------------
                                                      (In thousands except per share amounts)
Reported net income (loss)                               $     490               $  (25,593)
Add back:  Goodwill amortization
   (net of taxes of $720 and $1,400, respectively)           2,165                    4,361
                                                         ---------               ----------

Adjusted net income (loss)                               $   2,655               $  (21,232)
                                                         =========               ==========

Basic earnings (loss) per share as reported              $    0.01               $    (0.54)
Goodwill amortization                                         0.05                     0.09
                                                         ---------               ----------
Adjusted basic earnings (loss) per share                 $    0.06               $    (0.45)
                                                         =========               ==========

Diluted earnings (loss) per share as reported            $    0.01               $    (0.54)
Goodwill amortization                                         0.04                     0.09
                                                         ---------               ----------
Adjusted diluted earnings (loss) per share               $    0.05               $    (0.45)
                                                         =========               ==========

         In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which no longer requires extinguishment of debt to be characterized as an extraordinary gain. As a result of the issuance of SFAS 145, the gain on debt retirement totaling $5.9 million is included in the Company's operating loss for the three and six months ended June 29, 2002 rather than as an extraordinary gain as previously required under SFAS No.4.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal

         Activities," which requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognized at the date of an entity's commitment to an exit plan as currently required in accordance with Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption by the Company of SFAS No. 146 at the beginning of fiscal 2003 will impact the manner in which the Company reports certain restructuring activities, including facility closures, employee severance and other exit activities. These charges will generally be recognized when the liability is incurred.

14. In response to continued negative information about the economy, consumer and floor plan financing availability for the industry, high industry repossession levels, recent reductions in industry shipments and incoming order rates at the Company's manufacturing facilities, the Company, on August 8, 2002, announced the closing or consolidation of 64 retail sales centers and seven homebuilding facilities across the country. These closures represent 35% of its current retail operations and 15% of its manufacturing facilities. The closure of 64 additional retail locations reduces the total number of retail locations it is operating to 117. Third quarter pre-tax charges for the retail and manufacturing closures will total approximately $44.1 million, consisting primarily of non-cash fixed asset impairment charges of $24.5 million, inventory write downs of $6.8 million, severance costs of $4.3 million, additional warranty costs of $3.5 million, and retail lease termination and other costs of $5.0 million. As a result of these closures, employee reductions are estimated at 1,500, or 15% of the total workforce.

15. Prior to April 2002, most of the subsidiaries included in the Company's consolidated financial statements were directly wholly owned by Champion Enterprises, Inc. In April 2002, CHB became the sole wholly owned subsidiary of the Company and CHB became the sole shareholder of almost all the other subsidiaries. At June 29, 2002, substantially all of CHB's subsidiaries were guarantors of the $150 million Senior Notes due 2007. Additionally, CHB has agreed to be a guarantor and substantially all of CHB's subsidiaries have agreed to be guarantors, on a basis subordinated to their guarantees of the Senior Notes due 2007, of the $170 million Senior Notes due 2009. The non-guarantor subsidiaries include the Company's foreign operations and its development companies.

         Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and was fully, unconditionally, jointly and severally liable for the Senior Notes due 2007. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

         The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company and CHB, as parents, as if they accounted for their subsidiaries on the equity method; (ii) the guarantor subsidiaries, and
         (iii) the non-guarantor subsidiaries.

                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 29, 2002




                                                             Guarantor    Non-guarantor   Consolidating
                                     Parent        CHB      Subsidiaries  Subsidiaries     Eliminations    Consolidated
                                    ---------    ---------  ------------  ------------    -------------    ------------
                                                                    (In thousands)
Net sales                           $       -    $  74,508    $ 326,463    $   9,335        $ (48,800)       $ 361,506
Cost of sales                               -       63,994      278,544        7,562          (48,800)         301,300
                                    ---------    ---------    ---------    ---------        ---------        ---------
Gross margin                                -       10,514       47,919        1,773                -           60,206
Selling, general and
  administrative expenses                   -       13,421       52,242        2,057                -           67,720
Goodwill impairment charges                 -            -       97,000            -                -           97,000
Closing-related expenses                    -            -        4,900            -                -            4,900
Gain on debt retirement                (5,870)           -            -            -                -           (5,870)
                                    ---------    ---------    ---------    ---------        ---------        ---------
Operating income (loss)                 5,870       (2,907)    (106,223)        (284)               -         (103,544)
Interest income                         3,329            -          299           33           (3,060)             601
Interest expense                       (3,329)      (3,179)      (4,151)         (49)           3,060           (7,648)
                                    ---------    ---------    ---------    ---------        ---------        ---------
Income (loss) before income taxes       5,870       (6,086)    (110,075)        (300)               -         (110,591)
Income taxes                            2,230       10,537       72,524        3,409                -           88,700
                                    ---------    ---------    ---------    ---------        ---------        ---------

Income (loss) before equity
  in income (loss) of
  consolidated subsidiaries             3,640      (16,623)    (182,599)      (3,709)               -         (199,291)

Equity in income (loss) of
  consolidated subsidiaries          (202,931)    (186,308)           -            -          389,239                -
                                    ---------    ---------    ---------    ---------        ---------        ---------
Net loss                            $(199,291)   $(202,931)   $(182,599)   $  (3,709)       $ 389,239        $(199,291)
                                    =========    =========    =========    =========        =========        =========


                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Operations
                     For the Six Months Ended June 29, 2002




                                                                 Guarantor    Non-guarantor   Consolidating
                                         Parent        CHB      Subsidiaries  Subsidiaries     Eliminations     Consolidated
                                        ---------    ---------  ------------  ------------    --------------    ------------
                                                                          (In thousands)
Net sales                               $       -    $ 139,845    $ 600,614    $  16,624         $ (89,200)       $ 667,883
Cost of sales                                   -      121,975      516,776       13,617           (89,200)         563,168
                                        ---------    ---------    ---------    ---------         ---------        ---------

Gross margin                                    -       17,870       83,838        3,007                 -          104,715

Selling, general and
  administrative expenses                       -       29,024       92,730        4,204                 -          125,958
Goodwill impairment charges                     -            -       97,000            -                 -           97,000
Closing-related expenses                        -            -        4,900            -                 -            4,900
Gain on debt retirement                    (5,870)           -            -            -                 -           (5,870)
                                        ---------    ---------    ---------    ---------         ---------        ---------

Operating income (loss)                     5,870      (11,154)    (110,792)      (1,197)                -         (117,273)

Interest income                             7,193            -          832          205            (7,011)           1,219
Interest expense                           (7,193)      (3,201)      (9,585)        (115)            7,011          (13,083)
                                        ---------    ---------    ---------    ---------         ---------        ---------

Income (loss) before income taxes           5,870      (14,355)    (119,545)      (1,107)                -         (129,137)

Income taxes                                2,230        7,467       69,203        3,100                 -           82,000
                                        ---------    ---------    ---------    ---------         ---------        ---------
Income (loss) before equity
  in income (loss) of
  consolidated subsidiaries                 3,640      (21,822)    (188,748)      (4,207)                -         (211,137)
Equity in income (loss) of
  consolidated subsidiaries              (214,777)    (192,955)           -            -           407,732                -
                                        ---------    ---------    ---------    ---------         ---------        ---------
Net loss                                $(211,137)   $(214,777)   $(188,748)   $  (4,207)        $ 407,732        $(211,137)
                                        =========    =========    =========    =========         =========        =========

                           CHAMPION ENTERPRISES, INC.
                      Condensed Consolidating Balance Sheet
                               As of June 29, 2002



                                                                         Guarantor   Non-guarantor   Consolidating
                                                Parent         CHB     Subsidiaries  Subsidiaries     Eliminations   Consolidated
                                               ---------    ---------  ------------  -------------   --------------  ------------
                   Assets                                                     (In thousands)
Current assets
  Cash and cash equivalents                    $       -    $  72,908    $   2,882      $   9,846     $        -      $  85,636
  Restricted cash                                      -       16,500          624            653              -         17,777
  Accounts receivable, trade                           -       12,044       47,246          2,346        (12,200)        49,436
  Inventories                                          -       13,151      159,705          2,020         (3,419)       171,457
  Other current assets                             9,600       11,719       94,767          1,540        (71,203)        46,423
                                               ---------    ---------    ---------      ---------      ---------      ---------
     Total current assets                          9,600      126,322      305,224         16,405        (86,822)       370,729
                                               ---------    ---------    ---------      ---------      ---------      ---------

Loans receivable                                       -            -        6,145              -              -          6,145
Property and equipment, net                            -       41,717      119,881          2,969              -        164,567
Goodwill, net                                          -            -      164,410          1,554              -        165,964
Investment in consolidated
   subsidiaries                                  278,957      388,811       91,768          4,828       (764,364)             -
Restricted cash                                        -       18,443            -              -              -         18,443
Other non-current assets                           2,094        9,472        4,956          9,668              -         26,190
                                               ---------    ---------    ---------      ---------      ---------      ---------
                                               $ 290,651    $ 584,765    $ 692,384      $  35,424      $(851,186)     $ 752,038
                                               =========    =========    =========      =========      =========      =========
Liabilities and Shareholders' Equity
Current liabilities
  Floor plan payable                           $       -    $       -    $  10,345      $     400      $       -      $  10,745
  Accounts payable                                     -       14,033       52,343          1,736           (800)        67,312
  Warehouse borrowings                                 -            -        2,103              -              -          2,103
  Accrued warranty obligations                         -        5,523       34,975            750              -         41,248
  Accrued volume rebates                               -        9,150       23,170            925           (100)        33,145
  Other current liabilities                        1,576      104,467       63,212          1,542        (71,503)        99,294
                                               ---------    ---------    ---------      ---------      ---------      ---------
     Total current liabilities                     1,576      133,173      186,148          5,353        (72,403)       253,847
                                               ---------    ---------    ---------      ---------      ---------      ---------

Long-term liabilities
Long-term debt                                   170,000      157,572       14,330          2,965              -        344,867
Deferred portion of purchase price                     -            -       14,000              -              -         14,000
Other long-term liabilities                            -       17,027       14,114            150              -         31,291
                                               ---------    ---------    ---------      ---------      ---------      ---------
                                                 170,000      174,599       42,444          3,115              -        390,158
                                               ---------    ---------    ---------      ---------      ---------      ---------
Intercompany balances                              9,620     (122,727)     445,585          3,268       (335,746)             -
Redeemable convertible
  preferred stock                                 43,959            -            -              -              -         43,959
Shareholders' equity
  Common stock                                    48,822            1           60              3            (64)        48,822
  Capital in excess of par value                  39,362      613,336      225,646         30,022       (869,004)        39,362
  Retained earnings (deficit)                    (22,688)    (213,617)    (207,499)        (4,915)       426,031        (22,688)
  Accumulated other
   comprehensive income (loss)                         -            -            -         (1,422)             -         (1,422)
                                               ---------    ---------    ---------      ---------      ---------      ---------
      Total shareholders' equity                  65,496      399,720       18,207         23,688       (443,037)        64,074
                                               ---------    ---------    ---------      ---------      ---------      ---------
                                               $ 290,651    $ 584,765    $ 692,384      $  35,424      $(851,186)     $ 752,038
                                               =========    =========    =========      =========      =========      =========


                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 29, 2002

                                                                          Guarantor     Non-guarantor  Consolidating
                                               Parent          CHB       Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                              ---------     ---------    ------------   -------------  -------------  ------------
                                                                               (In thousands)
Net cash provided by (used
  for) operating activities:                  $  (9,609)    $  (2,734)    $  (7,389)     $   1,502       $      --     $ (18,230)
                                              ---------     ---------     ---------      ---------       ---------     ---------
Cash flows from investing activities:
  Acquisitions                                       --            --        (8,050)            --              --        (8,050)
  Increase in loans receivable                       --            --        (6,145)            --              --        (6,145)
  Additions to property and equipment                --          (362)       (2,359)          (136)             --        (2,857)
  Investments in and advances to
    unconsolidated subsidiaries                      --            --            --         (1,139)             --        (1,139)
  Investments in and advances
    to consolidated subsidiaries                (51,762)      (33,134)       81,711          3,185              --            --
  Proceeds on disposal of fixed assets               --            --         3,069             --              --         3,069
                                              ---------     ---------     ---------      ---------       ---------     ---------
    Net cash provided by (used
       for) investing activities                (51,762)      (33,496)       68,226          1,910              --       (15,122)
                                              ---------     ---------     ---------      ---------       ---------     ---------


Cash flows from financing activities:
  Increase (decrease) in floor
    plan payable, net                                --            --       (60,251)            77              --       (60,174)
  Payment of other long-term debt                    --           (25)         (389)           (26)             --          (440)
  Proceeds from Senior Notes                         --       145,821            --             --              --       145,821
  Purchase of Senior Notes                      (23,750)           --            --             --              --       (23,750)
  Proceeds from warehouse borrowings                 --            --         2,103             --              --         2,103
  Increase in deferred financing costs               --        (1,466)       (1,800)            --              --        (3,266)
  Increase in restricted cash                                 (34,943)         (624)            (5)             --       (35,572)
  Preferred stock issued, net                    23,810            --            --             --              --        23,810
  Common stock issued, net                        1,000            --            --             --              --         1,000
                                              ---------     ---------     ---------      ---------       ---------     ---------
     Net cash provided by (used
       for) financing activities                  1,060       109,387       (60,961)            46              --        49,532
                                              ---------     ---------     ---------      ---------       ---------     ---------
Net increase (decrease) in
  cash and cash equivalents                     (60,311)       73,157          (124)         3,458              --        16,180
Cash and cash equivalents at
  beginning of period                            60,311          (249)        3,006          6,388              --        69,456
                                              ---------     ---------     ---------      ---------       ---------     ---------
Cash and cash equivalents at
  End of period                               $      --     $  72,908     $   2,882      $   9,846       $      --     $  85,636
                                              =========     =========     =========      =========       =========     =========

                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2001

                                                                          Guarantor     Non-guarantor   Consolidating
                                             Parent           CHB        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                            ---------      ---------     ------------   -------------   -------------   ------------
                                                                               (In thousands)
Net sales                                   $      --      $  74,712      $ 396,948       $   8,942       $ (52,400)      $ 428,202
Cost of sales                                      --         64,628        332,137           7,426         (52,400)        351,791
                                            ---------      ---------      ---------       ---------       ---------       ---------
Gross margin                                       --         10,084         64,811           1,516              --          76,411
Selling, general and
  administrative expenses                          --         13,324         52,379           2,136              --          67,839
Closing-related expenses                           --             --          1,000                              --           1,000
                                            ---------      ---------      ---------       ---------       ---------       ---------
Operating income (loss)                            --         (3,240)        11,432            (620)             --           7,572

Interest income                                 3,965             --            869              50          (4,118)            766
Interest expense                               (3,965)           (61)        (6,554)            (86)          4,118          (6,548)
                                            ---------      ---------      ---------       ---------       ---------       ---------

Income (loss) before income taxes                  --         (3,301)         5,747            (656)             --           1,790

Income taxes (benefits)                            --         (1,210)         2,776            (266)             --           1,300
                                            ---------      ---------      ---------       ---------       ---------       ---------
Income (loss) before equity in
  income (loss) of
  consolidated subsidiaries                        --         (2,091)         2,971            (390)             --             490
Equity in income (loss) of
  consolidated subsidiaries                       490             --             --              --            (490)             --
                                            ---------      ---------      ---------       ---------       ---------       ---------

Net income (loss)                           $     490      $  (2,091)     $   2,971       $    (390)      $    (490)      $     490
                                            =========      =========      =========       =========       =========       =========

                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Operations
                     For the Six Months Ended June 30, 2001

                                                                      Guarantor     Non-guarantor    Consolidating
                                         Parent           CHB        Subsidiaries   Subsidiaries     Eliminations    Consolidated
                                        ---------      ---------     ------------   -------------    -------------   ------------
                                                                            (In thousands)
Net sales                               $      --      $ 135,102      $ 699,077       $  15,335       $ (95,000)       $ 754,514
Cost of sales                                  --        122,077        593,194          13,024         (95,000)         633,295
                                        ---------      ---------      ---------       ---------       ---------        ---------

Gross margin                                   --         13,025        105,883           2,311              --          121,219

Selling, general and
  administrative expenses                      --         24,685        110,669           4,348              --          139,702
Closing-related expenses                       --          1,000          7,700                              --            8,700
                                        ---------      ---------      ---------       ---------       ---------        ---------

Operating loss                                 --        (12,660)       (12,486)         (2,037)             --          (27,183)

Interest income                             7,693             --          1,449             110          (7,909)           1,343
Interest expense                           (7,693)          (148)       (13,445)           (176)          7,909          (13,553)
                                        ---------      ---------      ---------       ---------       ---------        ---------

Loss before income taxes                       --        (12,808)       (24,482)         (2,103)             --          (39,393)

Income tax benefit                             --         (4,730)        (8,270)           (800)             --          (13,800)
                                        ---------      ---------      ---------       ---------       ---------        ---------
Loss before equity in
  income (loss) of
  consolidated subsidiaries                    --         (8,078)       (16,212)         (1,303)             --          (25,593)
Equity in income (loss) of
 consolidated subsidiaries                (25,593)            --             --              --          25,593               --
                                        ---------      ---------      ---------       ---------       ---------        ---------
Net loss                                $ (25,593)     $  (8,078)     $ (16,212)      $  (1,303)      $  25,593        $ (25,593)
                                        =========      =========      =========       =========       =========        =========

                           CHAMPION ENTERPRISES, INC.
                      Condensed Consolidating Balance Sheet
                             As of December 29, 2001

                                                                         Guarantor     Non-guarantor   Consolidating
                                                Parent        CHB       Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                              ---------    ---------    ------------   -------------   -------------   ------------
                  Assets                                                        (In thousands)
Current assets
  Cash and cash equivalents                   $  60,311    $    (249)    $   3,006       $   6,388      $      --       $  69,456
  Restricted cash                                    --           --            --             648             --             648
  Accounts receivable, trade                         --        8,446        30,457           1,204        (12,600)         27,507
  Inventories                                        --       13,694       158,138           2,263         (1,819)        172,276
  Deferred taxes and other current assets           479       12,091       127,102           1,857        (65,792)         75,737
                                              ---------    ---------     ---------       ---------      ---------       ---------
     Total current assets                        60,790       33,982       318,703          12,360        (80,211)        345,624
                                              ---------    ---------     ---------       ---------      ---------       ---------

Property and equipment, net                          --       44,793       129,633           3,004             --         177,430
Goodwill, net                                        --           --       257,444           1,523             --         258,967
Investment in consolidated
subsidiaries                                    440,786            1       130,900           4,438       (576,125)             --
Deferred taxes and other assets                   3,143        6,834        53,581          12,573             --          76,131
                                              ---------    ---------     ---------       ---------      ---------       ---------
                                              $ 504,719    $  85,610     $ 890,261       $  33,898      $(656,336)      $ 858,152
                                              =========    =========     =========       =========      =========       =========
Liabilities and Shareholders' Equity
Current liabilities
  Floor plan payable                          $      --    $      --     $  70,596       $     323      $      --       $  70,919
  Accounts payable                                   --       10,839        35,929             791             --          47,559
  Accrued warranty obligations                       --        5,888        35,955             697             --          42,540
  Accrued volume rebates                             --       12,082        26,801           1,043           (500)         39,426
  Other current liabilities                       2,280       90,053        64,112             917        (65,292)         92,070
                                              ---------    ---------     ---------       ---------      ---------       ---------
     Total current liabilities                    2,280      118,862       233,393           3,771        (65,792)        292,514
                                              ---------    ---------     ---------       ---------      ---------       ---------

Long-term liabilities
Long-term debt                                  200,000        7,597        14,338           2,991             --         224,926
Deferred portion of purchase price                   --           --        18,000              --             --          18,000
Other long-term liabilities                          --       16,012        14,569              97             --          30,678
                                              ---------    ---------     ---------       ---------      ---------       ---------
                                                200,000       23,609        46,907           3,088             --         273,604
                                              ---------    ---------     ---------       ---------      ---------       ---------

Intercompany balances                             8,434      (87,936)      414,301             949       (335,748)             --

Redeemable convertible
  preferred stock                                20,000           --            --              --             --          20,000

Shareholders' equity
  Common stock                                   48,320            1           259              13           (273)         48,320
  Capital in excess of par value                 36,423       29,914       214,152          28,756       (272,822)         36,423
  Retained earnings                             189,262        1,160       (18,751)           (708)        18,299         189,262
  Accumulated other
    comprehensive income (loss)                      --           --            --          (1,971)            --          (1,971)
                                              ---------    ---------     ---------       ---------      ---------       ---------
       Total shareholders' equity               274,005       31,075       195,660          26,090       (254,796)        272,034
                                              ---------    ---------     ---------       ---------      ---------       ---------
                                              $ 504,719    $  85,610     $ 890,261       $  33,898      $(656,336)      $ 858,152
                                              =========    =========     =========       =========      =========       =========

                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2001

                                                                        Guarantor    Non-guarantor    Consolidating
                                               Parent        CHB      Subsidiaries   Subsidiaries     Eliminations     Consolidated
                                              --------     --------   ------------   -------------    -------------    ------------
                                                                             (In thousands)
Net cash provided by (used
  for) operating activities:                  $  1,894     $  1,327     $ 26,723       $ (1,541)      $         --      $ 28,403
                                              --------     --------     --------       --------       ------------      --------
Cash flows from investing activities:
  Acquisitions                                      --           --      (10,233)            --                 --       (10,233)
  Additions to property and equipment               --         (386)      (2,614)          (229)                --        (3,229)
  Investments in and advances to
    unconsolidated subsidiaries                     --           --           --         (1,819)                --        (1,819)
  Investments in and advances
    to consolidated subsidiaries               (13,467)         441       11,985          1,041                 --            --
  Proceeds on disposal of fixed assets              --           --        1,494             --                 --         1,494
                                              --------     --------     --------       --------       ------------      --------
    Net cash provided by (used
       for) investing activities               (13,467)          55          632         (1,007)                --       (13,787)
                                              --------     --------     --------       --------       ------------      --------

Cash flows from financing activities:
  Decrease in floor plan payable, net               --           --      (29,101)           (23)                --       (29,124)
  Increase (decrease) in other
    long-term debt                                  --          (22)        (348)            37                 --          (333)
  Common stock issued, net                         590           --           --             --                 --           590
                                              --------     --------     --------       --------       ------------      --------
     Net cash provided by (used
        for) financing  activities                 590          (22)     (29,449)            14                 --       (28,867)
                                              --------     --------     --------       --------       ------------      --------

Net increase (decrease) in
  cash and cash equivalents                    (10,983)       1,360       (2,094)        (2,534)                --       (14,251)
Cash and cash equivalents at
  beginning of period                           41,152       (1,413)       3,124          7,280                 --        50,143
                                              --------     --------     --------       --------       ------------      --------
Cash and cash equivalents at
  End of period                               $ 30,169     $    (53)    $  1,030       $  4,746       $         --      $ 35,892
                                              ========     ========     ========       ========       ============      ========

                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

                           CHAMPION ENTERPRISES, INC.

                              RESULTS OF OPERATIONS
                    THREE AND SIX MONTHS ENDED JUNE 29, 2002
               VERSUS THE THREE AND SIX MONTHS ENDED JUNE 30, 2001


CONSOLIDATED

                                                                        Three Months Ended
                                                                 --------------------------------
                                                                  June 29,               June 30,                %
                                                                    2002                   2001                Change
                                                                 ---------             ----------            ----------
Net sales                                                                (Dollars in millions)
   Manufacturing                                                 $   313.7             $    351.2               (11%)
   Retail                                                             96.6                  129.4               (25%)
   Less: intercompany                                                (48.8)                 (52.4)
                                                                 ---------             ----------
   Total net sales                                               $   361.5             $    428.2               (16%)
                                                                 =========             ==========

Gross margin                                                     $    60.2             $     76.4               (21%)
SG&A                                                                  67.7                   67.8
Goodwill impairment charges                                           97.0                      -
Closing-related expenses                                               4.9                    1.0
Gain on debt retirement                                               (5.9)                     -
                                                                 ---------             ----------
Operating income (loss)                                          $  (103.5)            $      7.6
                                                                 =========             ==========

As a percent of sales
  Gross margin                                                        16.7%                  17.8%
  SG&A                                                                18.7%                  15.8%
  Operating income (loss)                                            (28.6%)                  1.8%


                                                                        Six Months Ended
                                                                 --------------------------------
                                                                  June 29,               June 30,                %
                                                                    2002                   2001                Change
                                                                 ---------             ----------            ----------
Net sales
   Manufacturing                                                 $   580.4             $    611.7                (5%)
   Retail                                                            176.7                  237.8               (26%)
   Less: intercompany                                                (89.2)                 (95.0)
                                                                 ---------             ----------
   Total net sales                                               $   667.9             $    754.5               (11%)
                                                                 =========             ==========

Gross margin                                                     $   104.7             $    121.2               (14%)
SG&A                                                                 126.0                  139.7               (10%)
Goodwill impairment charges                                           97.0                      -
Closing-related expenses                                               4.9                    8.7
Gain on debt retirement                                               (5.9)                     -
                                                                 ---------             ----------
Operating loss                                                   $  (117.3)            $    (27.2)
                                                                 =========             ==========

As a percent of sales
  Gross margin                                                        15.7%                  16.1%
  SG&A                                                                18.9%                  18.5%
  Operating loss                                                     (17.6%)                 (3.6%)


Net sales for the quarter and year-to-date periods ended June 29, 2002 decreased from the same periods in 2001 due primarily to our operating fewer retail sales centers and decreasing manufacturing and retail sales volumes due to industry conditions, partially offset by sales price increases in both the manufacturing and retail segments. Sales in the first half of 2002 were affected by the continuing reduction in chattel lending availability, the effects of Conseco Finance Corp.

("Conseco") withdrawing from the wholesale floor plan lending business, continuing high industry repossession levels and Texas legislation, effective in 2002, which limits consumer use of chattel financing to purchase a manufactured home. During the quarter we closed 33 retail sales centers and consolidated one manufacturing facility. At June 29, 2002 we were operating 46 manufacturing facilities and 181 sales centers compared to 49 manufacturing facilities and 230 sales centers at June 30, 2001.

Gross margin dollars for the three months ended June 29, 2002 declined $16.2 million from the comparable quarter of 2001, primarily due to lower sales volume in the second quarter of 2002 versus the prior year. Gross margin declined as a percent of sales due to a higher manufacturing overhead rate related to fixed costs and inefficiencies from lower production volumes and lower backlogs, and increased manufacturing material costs, partially offset by increased wholesale and retail average sales prices. Gross margin dollars for the six months ended June 29, 2002 declined $16.5 million from the comparable period of 2001 primarily due to the $87 million decline in consolidated net sales. Gross margin for the six month period declined as a percent of sales due to the same factors that affected the second quarter, as discussed above.

Second quarter 2002 selling, general and administrative expenses ("SG&A") remained constant despite the decrease in sales volume, causing SG&A as a percentage of sales to increase from 15.8% in 2001 to 18.7% in 2002. Expenses from our newly acquired finance operation added $1.9 million to SG&A expense. SG&A as a percentage of sales increased due to stable fixed costs versus lower sales volumes. SG&A in 2001 included $2.9 million of goodwill amortization which was not incurred in 2002 as a result of implementing SFAS No. 142 in January 2002. SG&A for the six-month period ended June 29, 2002 decreased 10% versus the prior year. Lower SG&A is primarily due to the reduction in sales and operating fewer manufacturing facilities and sales centers and the $5.8 million reduction of goodwill amortization, which was eliminated in 2002 due to the implementation of SFAS No. 142.

For the three and six months ended June 29, 2002, our operating loss includes $1.9 million for fixed asset impairment charges and $3.0 million for lease termination and other costs related to the closing of 33 retail sales centers in the second quarter 2002. In the comparable quarter last year, our operating loss included $1.0 million for fixed asset impairment charges. For the six months ended June 30, 2001, operating loss included $6.5 million of fixed asset impairment charges and $2.2 million of lease termination and other costs related to the closing of four homebuilding facilities and 30 retail sales centers. In the second quarter 2002, the Company purchased and retired $30 million of our Senior Notes due 2009 for approximately $23.8 million plus accrued interest of $1.0 million and recognized a gain on extinguishment of debt totaling $5.9 million.

During the quarter ended June 29, 2002, we re-evaluated our goodwill and deferred tax assets and as a result recorded non-cash charges of $97 million pre-tax for retail goodwill impairments and $120 million for a deferred tax asset valuation allowance. See additional discussion under "Accounting Estimates and Assumptions."

MANUFACTURING OPERATIONS

                                                                        Three Months Ended
                                                                 --------------------------------
                                                                  June 29,               June 30,                %
                                                                    2002                   2001                Change
                                                                 ---------             ----------            ----------
Net sales (in millions)                                          $   313.7                $  351.2              (11%)
EBITA (in millions)                                              $    10.4                $   19.4              (46%)
EBITA margin %                                                         3.3%                    5.5%
Homes sold                                                           9,124                  10,918              (16%)
Floors sold                                                         16,778                  19,516              (14%)
Multi-section mix                                                       80%                     76%
Average home price                                               $  33,000                $ 30,800                7%

                                                                        Six Months Ended
                                                                 --------------------------------
                                                                  June 29,               June 30,                %
                                                                    2002                   2001                Change
                                                                 ---------             ----------            ----------
Net sales (in millions)                                          $   580.4                $  611.7               (5%)
EBITA (in millions)                                              $    11.7                $    8.9               32%
EBITA margin %                                                         2.0%                    1.5%
Homes sold                                                          16,869                  19,128              (12%)
Floors sold                                                         31,213                  34,212               (9%)
Multi-section mix                                                       81%                     76%
Average home price                                               $  33,100                $ 30,700                8%
Manufacturing facilities at period end                                  46                      49               (6%)

Manufacturing net sales for the quarter ended June 29, 2002 decreased 11% compared to the second quarter of 2001 as a result of selling 16% fewer homes partially offset by a 7% increase in average selling prices. For the quarter, shipments of HUD code homes declined 18% and shipments of non-HUD code homes increased 8% from shipments in the second quarter of 2001. Wholesale shipments of homes to our company-owned retailers and independent retailers were off 6% and 18%, respectively, from shipment levels in the second quarter of 2001. Manufacturing sales for the six months ended June 29, 2002 decreased 5% compared to the same period last year due to a 12% decrease in the number of homes sold partially offset by an 8% increase in average home selling price. Sales from our four manufacturing facilities in Texas declined approximately $15 million and $24 million, respectively, in the quarter and six month period ended June 29, 2002, as compared to the comparable periods of 2001. Manufacturing sales volume was affected by the continuing reduction of chattel lending available to consumers, the Texas legislation which limits consumer use of chattel financing to purchase a manufactured home, a reduced number of company-owned retail sales centers and the effects of Conseco withdrawing from the floor plan lending business. Conseco had been the manufactured housing industry's largest floor plan lender. In April 2002, Conseco stopped approving and funding new floor plan requests. In May 2002, Conseco announced its intention to withdraw from the floor plan lending business by December 31, 2002, and asked its retail customers to pay off their floor plan balances by mid-July 2002, or enter into arrangements to pay off their balances by December 31, 2002. We believe our wholesale shipments in the quarter were impacted as independent retailers transitioned to alternative floor plan lenders.

According to data reported by the National Conference of States on Building Codes and Standards, U.S. industry wholesale shipments of HUD code homes for the first and second quarters of 2002 were comparable to and declined 9.6% from, respectively, shipments in the comparable 2001 periods. Of our total wholesale shipments for the quarter, 85% were to independent retailers and builders/developers and 15% were to our company-owned sales centers. Due to market conditions, during the second quarter of 2002 we closed one manufacturing facility.

Manufacturing EBITA in the second quarter of 2002 decreased $9 million from the prior year, primarily due to reduced gross margin dollars, as a result of reduced sales and increased material costs that were only partially offset by increased selling prices. For the quarter ending June 29, 2002, manufacturing EBITA as a percent of sales declined 2.2% from the comparable quarter of 2001 due to a higher overhead rate related to fixed costs and inefficiencies from lower production volumes and lower backlogs, and SG&A which only declined slightly from prior year levels.

Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled wholesale orders for housing at June 29, 2002 totaled approximately $26 million at the 46 plants operated, compared to $43 million at 49 plants at June 30, 2001.

RETAIL OPERATIONS

                                                                        Three Months Ended
                                                                 --------------------------------
                                                                  June 29,               June 30,                %
                                                                    2002                   2001                Change
                                                                 ---------             ----------            ----------
Net sales (in millions)                                          $   96.6                  $  129.4            (25%)
EBITA (loss) (in millions)                                       $  (13.8)                 $   (1.8)          (660%)
EBITA (loss) margin %                                              (14.3%)                    (1.4%)
New homes sold                                                      1,430                     2,183            (34%)
Pre-owned homes sold                                                  376                       529            (29%)
Total homes sold                                                    1,806                     2,712            (33%)
% Champion-produced new homes sold                                    96%                       86%
New home multi-section mix                                            78%                       72%
Average new home price                                           $ 62,600                  $ 55,900             12%
Average number of new homes sold per
  sales center per month                                              2.4                       3.2            (25%)

                                                                        Six Months Ended
                                                                 --------------------------------
                                                                  June 29,               June 30,                %
                                                                    2002                   2001                Change
                                                                 ---------             ----------            ----------
Net sales (in millions)                                             $  176.7           $  237.8                 (26%)
EBITA (loss) (in millions)                                          $  (21.9)          $  (16.7)                (31%)
EBITA (loss) margin %                                                 (12.4%)             (7.0%)
New homes sold                                                         2,624              4,007                 (35%)
Pre-owned homes sold                                                     723              1,042                 (31%)
Total homes sold                                                       3,347              5,049                 (34%)
% Champion-produced new homes sold                                       95%                85%
New home multi-section mix                                               78%                71%
Average new home price                                              $ 62,100           $ 55,700                  11%
Average number of new homes sold per
  sales center per month                                                 2.1                2.8                 (25%)
Average number of new homes in inventory
  per sales center at period end                                          16                 15                   7%
Sales centers at period end                                              181                230                 (21%)

Retail sales for the three and six months ended June 29, 2002 decreased 25% and 26%, respectively versus the same periods last year due to our operating fewer retail sales centers and selling fewer homes per sales center, partially offset by higher average selling prices. In the second quarter of 2002 we operated an average of 198 sales centers, 14% lower than the average of 230 sales centers operated in the second quarter of 2001. Sales per sales center through the first six months of 2002 were affected by the continuing reduction of chattel lending availability, the high level of competing repossession sales, the lengthening of the sales cycle because of the industry shift to more real estate mortgages, and the Texas legislation, effective in 2002, that limits consumer use of chattel financing to purchase a manufactured home. Approximately 25% of our company-owned retail sales centers are located in Texas. Our retail sales in Texas declined approximately $15 million and $29 million, respectively, in the quarter and six month periods ended June 29, 2002, versus the comparable periods of 2001. Average selling prices increased due in part to selling a greater proportion of higher priced, multi-section homes. Based on data reported by Statistical Surveys, Inc., and our estimates, we believe that industry retail sales of new homes in the first five months of 2002 dropped approximately 7% from prior year levels.

Retail EBITA (loss) for the quarter ended June 29, 2002 worsened by $12.0 million compared to the second quarter of 2001. Approximately $4.9 million of this change was comprised of $1.9 million for fixed asset impairment charges and $3.0 million for lease termination and other costs related to the closing of 33 retail sales centers. Gross margin dollars declined by $6 million due to the reduction in retail sales volume.

The 97 retail sales centers that we closed or consolidated in the quarter ended June 29, 2002, or whose closure or consolidation was announced on August 8, 2002, incurred operating losses, excluding floor plan interest charges, totaling $8.5 million in the six months ended June 29, 2002.

CONTINGENT REPURCHASE OBLIGATIONS

We are contingently obligated under repurchase agreements with certain lending institutions that provide wholesale floor plan financing to independent retailers. At June 29, 2002 the maximum contingent repurchase obligation was approximately $270 million, without reduction for the resale value of the homes. For the six months ended June 29, 2002, Champion paid $2.9 million and incurred losses of $0.5 million for the repurchase of 100 homes. In the same period last year, the Company paid $17.0 million and incurred losses of $3.3 million for the repurchase of 562 homes. Our maximum contingent repurchase obligation has declined $30 million since year end and $50 million from a year ago due to reduced inventory at our independent retailers and due to an estimated 34% of independent retailer inventory being financed at local banks, from whom we have historically suffered only negligible repurchase losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $85.6 million at June 29, 2002. For the six months ended June 29, 2002, $145 million was provided by the net proceeds from the issuance of the Senior Notes due 2007, $23.8 million from the net proceeds of the preferred stock issuance and $2 million from proceeds on the Company's warehouse facility placements. Expenditures during the first six months of 2002 included $18 million of net cash used for operations, $60 million to reduce floor plan borrowings, $35 million to cash collateralize our letters of credit, $24 million for the repurchase of Senior Notes due 2009, $8 million for acquisition related payments, $6 million in finance loans receivable, $3 million for capital improvements and $1 million for investments in and advances to unconsolidated subsidiaries.

During 2002, accounts receivable and accounts payable increased due to year-end levels generally being low due to seasonality, holidays and vacations. Other current assets increased due to cash collateral deposits totaling $12.9 million made for insurance and surety bond requirements. Refundable income taxes related to the tax benefit of our current year to date operating loss were offset by the $17.5 million income tax refund received during the second quarter of 2002. Other non-current assets increased due to the increase in deferred financing costs associated with the Senior Notes due 2007 and the warehouse credit facility.

During the quarter ended June 29, 2002, the following transactions were completed:

         - We received net proceeds of $23.8 million from the issuance of $25 million of redeemable convertible preferred stock. The net proceeds were used to cash collateralize a portion of our $35 million of letters of credit in connection with the termination of our revolving credit agreement, as discussed below.

         - On April 22, 2002 we terminated our revolving credit agreement for a $75 million secured line of credit.

         - We arranged to have a bank provide $35 million of letters of credit on a fully cash collateralized basis.

         - One of our subsidiaries issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. The net proceeds from the offering of approximately $145 million were used to finance the acquisition of the manufactured housing loan origination business of CIT Group/Sales Financing, Inc. ("CIT"), to repay a portion of our debt, including a significant portion of our floor plan payable, to provide working capital for our existing business segments and our new consumer financing business, and for general corporate purposes. The Senior Notes due 2007 contain covenants, which among other things limit the Company's ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. The debt incurrence covenant in the Notes currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers' acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred.

         - We completed the acquisition of the manufactured housing loan origination business of CIT for approximately $5 million.

         - We arranged a $150 million warehouse facility to support our finance company's future operations. Consumer loans originated by our finance company will be sold in exchange for cash proceeds under the warehouse line.

         - We purchased and retired $30 million of our Senior Notes due 2009 for approximately $23.8 million plus accrued interest of $1.0 million.

         - We repaid approximately $53 million of our floor plan borrowings, including substantially all amounts with Conseco.

We have used demand borrowings from floor plan lenders to finance a significant portion of our retail inventory of new homes. We intend to maintain floor plan lines of credit totaling approximately $30 million with three floor plan lenders. Our outstanding balance of floor plan borrowings at June 29, 2002 totaled approximately $11 million.

We plan to spend less than $10 million in 2002 on capital expenditures.

The warehouse facility has been extended to a consolidated third party special purpose entity, has a one year term and will provide for up to $150 million of revolving credit availability based on, and secured by, manufactured home loans and contracts acquired from us by the consolidated third party special purpose entity. The consolidated third party entity functions to ensure that the warehouse facility provider takes clear title to the loans it acquires. Proceeds from the warehouse facility will be used to fund a portion of the purchase price of these loans and contracts by the consolidated third party entity from a consolidated special purpose subsidiary owned by the Company. The remainder of the purchase price will be financed by a subordinated note from the consolidated third party entity to our consolidated special purpose subsidiary. Our special purpose subsidiary will, in turn, use the cash proceeds received from the consolidated third party entity to pay a portion of the purchase price of the loans and contracts from our finance company. Our finance company will use these proceeds and other cash from operations as well as a portion of the proceeds from the issuance of the Senior Notes due 2007 to purchase manufactured home loans and contracts from company-owned and independent retailers.

The warehouse facility contains covenants requiring the Company to maintain minimum interest coverage ratios and tangible net worth, as defined therein; maintain certain minimum unsecured debt ratings from two of the national ratings agencies; and perform certain other duties thereunder. Subsequent to quarter end, the consolidated third party special purpose entity entered into waiver agreements to cure its noncompliance with the minimum interest coverage ratio covenant for the quarter ended June 29, 2002 and to cure noncompliance with the minimum tangible net worth covenant as of June 29, 2002 and provide for a lower minimum tangible net worth requirement through August 30, 2002.

During the third quarter of 2002, we are seeking and will need to obtain amendments to the performance covenants of the $150 million warehouse facility in order to ensure our continuing compliance therewith. Also, if our operating results do not improve we may again become noncompliant with one or more of the covenants, which, if not cured or amended, would result in default under the facility. In an event of default, the agent bank could discontinue making further advances under the facility and enact alternate "waterfall" provisions thereunder that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. If the agent were to discontinue further advances, we would seek other sources of capital for our consumer finance operations.

We also have a $15 million floor plan financing facility that contains a covenant requiring us to maintain minimum earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. If our operating results do not improve, we may not be in compliance with this covenant, which could result in the lender terminating the credit line and causing such debt to become immediately due and payable. As of June 29, 2002, the Company had approximately $2 million outstanding under this facility.

In August 2002, Moody's Investors Service and Standard & Poor's announced that they have placed under review, for possible downgrade, the Company's senior implied credit ratings and the ratings on the Company's Senior Notes due 2007 and Senior Notes due 2009. Because the $150 million warehouse facility arranged by the Company in April 2002 requires that we maintain certain minimum unsecured debt ratings, a negative ratings action by Moody's or Standard & Poor's could cause a default under that facility. A negative ratings action also could affect the Company's ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in the Company having to place additional collateral related thereto.

From time to time, as a sufficient amount of manufactured home loans and contracts that satisfy established underwriting guidelines are accumulated, we expect the warehouse facility will be repaid, in whole or in part, with proceeds from the sale of debt obligations or other securities in the asset-backed securities markets. We expect these debt obligations or other securities will be secured by the underlying manufactured home loans and contracts purchased by the consolidated special purpose entities from our new consumer finance business.

We believe that our cash balances, cash flows from operations, availability under our floor plan arrangements, proceeds under our warehouse facility from sales of consumer loans originated by our new finance business, and proceeds from expected asset-backed securitizations in the capital markets of loans originated, will be adequate to meet our anticipated financing needs, operating requirements and capital expenditures for the next twelve months. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

The restructuring actions announced in August 2002 result in estimated cash charges totaling approximately $13 million pretax. These closures and the expected operating losses should result in a tax refund of greater than $40 million in 2003.

We had significant contingent obligations at June 29, 2002, including a maximum potential wholesale repurchase obligation of approximately $270 million, surety bonds and letters of credit totaling $33 million (net of $45 million of cash collateral) and guarantees by certain of our consolidated subsidiaries of $6.6 million of debt of unconsolidated subsidiaries. In addition, the Company is contingently liable under an unconditional guaranty of a consolidated third party special purpose entity's $150 million warehouse facility to support our finance company's operations in an amount limited to $15 million. At June 29, 2002, $2.1 million was outstanding under the warehouse facility and is reflected in our consolidated balance sheet. If we were required to fund a material amount of these contingent obligations, our liquidity would be adversely affected.

SUBSEQUENT EVENTS

In response to continued negative information about the economy, consumer and floor plan financing availability for the industry, high industry repossession levels, recent reductions in industry shipments and incoming order rates at the Company's manufacturing facilities, the Company, on August 8, 2002, announced the closing or consolidation of 64 retail sales centers and seven homebuilding facilities across the country. These closures represent 35% of our current retail operations and 15% of our manufacturing facilities. The closure of 64 additional retail locations reduces the total number of retail locations we operate to 117. Third quarter pre-tax charges for the retail and manufacturing closures will total approximately $44.1 million, consisting primarily of non-cash fixed asset impairment charges of $24.5 million, inventory write downs of $6.8 million, severance costs of $4.3 million, additional warranty costs of $3.5 million, and retail lease termination and other costs of $5.0 million. As a result of these closures, employee reductions are estimated at 1,500, or 15% of the total workforce.

ENTRY INTO CONSUMER FINANCE BUSINESS

In April 2002, we acquired CIT's manufactured housing consumer loan origination business and certain related agreements for approximately $5 million. This business operates as HomePride Finance Corp. ("HPFC"), an indirect wholly owned subsidiary of the Company. With this transaction we acquired $0.5 million of fixed assets, we were assigned two office leases and we obtained the operating procedures and policies and the customer lists for the business. We did not purchase any of the loan portfolios or related obligations of CIT's loan origination business. The CIT loan origination platform has technologically advanced systems, with nearly 100% of loan applications received through the Internet. We have entered into agreements whereby, for a period of three years, CIT is providing its loan origination and servicing systems to us and is servicing the loans we originate. We have agreed to pay CIT $249,000 annually plus a monthly servicing fee based on 8.33 basis points of loans receivable up to $200 million and 6.25 basis points on loans receivable in excess of $200 million and a monthly loan origination fee based on 25 to 50 basis points of the amount of loans originated, subject to a minimum fee of $100,000 per month.

Entry into consumer finance complements both our manufacturing and retail operations. We have been assessing our entry into consumer finance since expanding our manufactured housing retail operations in 1998. We believe that the departure of several industry consumer chattel lenders during the past three years and other conditions resulting from the recent industry downturn present us the opportunity to capitalize on reduced competition, enhanced underwriting practices and other favorable trends in the manufactured home consumer lending industry. We are building upon CIT's manufactured housing loan origination platform by integrating CIT's disciplined underwriting practices with our retail resources and industry knowledge under the direction of a senior management team with over 16 years of manufactured home consumer lending experience.

HPFC is headquartered in Overland Park, Kansas, has an office in Sacramento, California, and employs approximately 50 people. We are funding loans to consumers who purchase manufactured homes from both company-owned and independent retailers. We also plan to originate some loans for purchases of high quality pre-owned manufactured homes. We have implemented a finance participation model under which our company-owned retailers will participate in the management of delinquent loans they originate and the remarketing of repossessed homes to improve loan performance and mitigate loan losses. This finance participation model is also intended to produce higher quality loans and stronger retail location manager retention.

The loan origination team performs monthly quality and audit loan reviews. We subject independent retailers to a thorough approval process before accepting loan applications from them. We use the credit bureau score provided by at least one of the three major credit reporting agencies to determine pricing and help assess credit risk. Additionally, each application is evaluated for borrower stability, collateral value, willingness to repay, and ability to pay.

We require a down payment in the form of cash, the trade-in value of a previously-owned manufactured home, and/or the fair market value of equity in real property pledged as additional collateral. The balance of the purchase price is financed using installment sales contracts or mortgage instruments providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Generally, the contracts provide for equal monthly payments over a period of seven to 30 years at fixed rates of interest. We believe that disciplined loan origination policies, plus the alignment of the interests of our company-owned retailers and our retail finance company will result in higher quality loans, reduced loan delinquencies from higher consumer satisfaction, improved collections and greater recovery on repossessed homes.

We have used a portion of the proceeds of the April 2002 issuance of $150 million Senior Notes due 2007, together with cash from operations and proceeds from the sale of manufactured home loans and contracts in connection with the warehouse facility, to provide working capital for our consumer finance business. We expect long-term financing to be provided by asset-backed securitization transactions in the capital markets.

We intend to structure sales of originated consumer loans under our warehouse facility and asset-backed securitizations in the capital markets as collateralized financing transactions under generally accepted accounting principles ("GAAP"). Under GAAP, our consolidated balance sheet reflects the related consumer loans as receivables, and proceeds from the sales of consumer loans through the warehouse facility and securitizations as indebtedness. Our consolidated income statement will reflect interest income and other income earned from holding the consumer loans as finance revenues. Finance costs and expenses include interest expense from indebtedness under the warehouse facility and securitizations, credit losses and operating costs.

ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of goodwill, deferred tax assets, and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for self-insured risks, warranty costs and wholesale repurchase losses. With the recently announced restructuring, each of these reserves are being evaluated. Following is a description of each accounting policy requiring significant judgments and estimates:

Goodwill

The Company tests for goodwill impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company evaluates each reporting unit's fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit's fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, the number of retail sales centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. As a result of the continued downturn in the manufactured housing industry in June 2002 we announced the closure of 33 retail sales centers and one manufacturing facility and in August 2002 we announced the closure or consolidation of 64 retail sales centers and seven manufacturing facilities. In connection with the significant reduction in our retail operations, the Company re-evaluated the fair value of its retail goodwill in accordance with SFAS No. 142. As a result, we recorded a non-cash impairment charge of $97 million for retail goodwill in the quarter ended June 29, 2002. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could continue to have a material adverse impact on future operating results.

Deferred Tax Assets

Deferred tax assets and liabilities are determined based on the differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the realizability of its deferred tax assets based on the requirements established in SFAS No. 109, "Accounting for Income Taxes," which requires the recording of a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years."

We incurred pretax losses in 2000 and 2001 and through the first half of 2002 totaling $391 million, including goodwill impairment charges of $97 million in 2002 and $190 million in 2000. Our industry continues to be challenged by limited availability of consumer chattel financing, high industry repossession levels, and reductions in wholesale floor plan lending availability and a negative economic outlook resulting in a continued decline in wholesale shipments and retail sales. In the absence of specific favorable factors, application of SFAS No. 109 require a 100% valuation allowance for any net deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, after consideration of these factors in the quarter ended June 29, 2002, we provided a 100% valuation allowance against our deferred tax assets, which totaled $120 million. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

Because of provisions in the tax law which will allow us to receive a carryback refund for taxable losses incurred in 2002, in determining the amount of the deferred tax asset valuation allowance we had to estimate the current tax deductibility of certain costs and charges. These estimates are subject to change. Any differences between these current estimates and actual values determined at the end of this fiscal year will result in a change to the valuation allowance which will be reflected in results of operations in the third or fourth quarter of the year.

Property, Plant and Equipment

The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. A significant change in these estimates and assumptions could have a material adverse impact on future operating results.

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its workers' compensation, general and products, auto liability, health and property insurance. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history, and inflation as well as estimates provided by the Company's outside insurance carriers, which historically have been greater than the Company's own estimates. Although the Company believes that its estimates are reasonable based on its evaluation of the factors listed above, the Company plans to obtain, by year end, a review of such estimates by an independent third party. A revision of the Company's estimated insurance costs based on such a review or a significant change in the factors described above could have a material adverse impact on future operating results. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims.

Warranty Reserves

Champion's manufacturing operations provide the retail homebuyer with a twelve-month warranty from the date of retail purchase. Estimated warranty costs are accrued as cost of sales at the time the manufacturing segment records the sale. Our warranty reserve is based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the 12 month warranty period, and the historical average costs incurred to service a home. A significant change in these factors could have a material adverse impact on future operating results.

Wholesale Repurchase Reserves

The majority of the Company's manufacturing sales to independent retailers are made pursuant to repurchase agreements. Potential losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes. Probable losses under repurchase agreements are accrued based on the historical number of homes repurchased and the cost of such repurchases and the historical losses incurred as well as the current inventory levels held at Champion's independent retailers. In addition, the Company monitors the risks associated with its independent retailers and considers these risks in its evaluation of the wholesale repurchase reserve. A significant change in any of these factors could have a material adverse impact on future operating results.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

Certain statements contained in this Report, including our plans and beliefs regarding goals, ability to implement retail, manufacturing and finance strategies and the effect of those strategies, availability of liquidity and financing, new market initiatives and strategies, anticipated capital expenditures, outlook for the manufactured housing industry in particular and the economy in general, availability of wholesale and consumer financing, characterization of and our ability to control our contingent liabilities, demographic trends, and our ability to maintain supply and distribution networks could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we may or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. We do not undertake to update our forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect our operating results or financial condition.

SIGNIFICANT LEVERAGE - OUR SIGNIFICANT DEBT COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR DEBT OBLIGATIONS. IF WE ARE UNABLE TO PAY OUR DEBT OBLIGATIONS WHEN DUE, WE COULD BE IN DEFAULT UNDER OUR DEBT AGREEMENTS AND OUR LENDERS COULD ACCELERATE OUR DEBT OR TAKE OTHER ACTIONS WHICH COULD RESTRICT OUR OPERATIONS.

         As of June 29, 2002, we had long-term debt of approximately $345 million, floor plan payables of approximately $11 million and warehouse borrowings of approximately $2 million. This indebtedness could, among other things:

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

         - place us at a competitive disadvantage to some of our competitors with less indebtedness; and

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

         Since mid-1999 the manufactured housing industry has experienced declining wholesale shipments, tightened consumer credit standards, excess retail locations and inventory, reduced consumer financing availability, high consumer repossession levels and higher interest rates on manufactured housing loans. Based on reports published by the National Conference of States on Building Codes and Standards, or NCSBCS, industry wholesale shipments of manufactured housing decreased 5.3% for the first six months of 2002 versus 2001, 23% from 2000 to 2001 and 28% from 1999 to 2000. Based on data reported by Statistical Surveys, Inc. and other sources, we estimate that industry retail sales of new homes declined 7% for the first five months of 2002 versus 2001, 25% from 2000 to 2001 and 17% from 1999 to 2000. In addition, we estimate approximately 3,500 retail locations, or approximately 37% of industry locations, and 100 manufacturing facilities, or approximately 30% of industry manufacturing facilities, have closed since mid-1999. Largely as a result of these industry conditions, since mid-1999 and including the restructuring actions announced in August 2002, we have closed 29 homebuilding facilities in an attempt to return to profitability. Since June 2000, we have closed 196 retail sales centers. These downsizing efforts have resulted in closing-related expenses and fixed asset impairment charges. Additionally, in 2000 and 2002 we recorded goodwill impairment charges totaling $287 million and in 2002 recorded a valuation allowance for 100% of our deferred tax assets, or $120 million. For the first six months of 2002, we have reported pretax losses of $32.1 million excluding goodwill impairment charges. In 2001 and 2000, we reported pretax losses of $41.3 million and $30.6 million, respectively, excluding goodwill impairment charges. If the current downturn in the industry continues, our sales could continue to decline and we may incur further losses including additional closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

OUR COMMON STOCK MARKET PRICE IS DEPRESSED AND MAY CONTINUE TO DECLINE OR BE HIGHLY VOLATILE GIVEN CURRENT INDUSTRY AND ECONOMIC CONDITIONS.

         Our Company's closing common stock price was $27.38 on January 2, 1999, before the industry downturn in mid-1999. The trading value of our stock has declined to $2.88 as of August 14, 2002. The market price of our common stock is affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion's and our competitors' operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market's perception of our strategies and the overall market fluctuations unrelated to our company or the manufactured housing industry. All of these factors may adversely impact our common stock market price in the future.

FLUCTUATIONS IN OPERATING RESULTS - THE CYCLICAL AND SEASONAL NATURE OF THE MANUFACTURED HOUSING MARKET CAUSES OUR REVENUES AND OPERATING RESULTS TO FLUCTUATE. WE EXPECT THIS FLUCTUATION TO CONTINUE IN THE FUTURE, WHICH COULD RESULT IN OPERATING LOSSES DURING DOWNTURNS.

         The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

         - availability of financing for homebuyers and retailers;
         - consumer confidence;
         - interest rates;
         - population and employment trends;
         - income levels;
         - housing demand; and
         - general economic conditions, including inflation and recessions.

         In addition, the manufactured housing industry is affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of the foregoing economic, demographic and seasonal factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical and seasonal downturns in the manufactured housing market.

CONSUMER FINANCING AVAILABILITY - TIGHTENED CREDIT STANDARDS, CURTAILED LENDING ACTIVITY AND INCREASED INTEREST RATES AMONG CHATTEL, OR HOME-ONLY, RETAIL LENDERS HAVE REDUCED OUR SALES. IF CHATTEL FINANCING WERE TO BECOME FURTHER CURTAILED OR UNAVAILABLE, WE MAY EXPERIENCE FURTHER SALES DECLINES.

         The consumers who buy our homes have historically secured retail financing from third party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Manufactured home chattel financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes and caused our sales to decline. On August 9, 2002, Conseco, the parent company of Conseco Finance, announced that a "radical change" in its capital structure is required. Conseco Finance has historically been one of the largest chattel finance companies in the manufactured housing industry. While Conseco stated that Conseco Finance will not be directly involved in the planned restructuring, we do not know what impact the restructuring may have on Conseco Finance's manufactured home chattel lending business, or the related impact on our retail and manufacturing operations. If chattel financing were to become further curtailed or unavailable, we may experience further retail and manufacturing sales declines.

WHOLESALE FINANCING AVAILABILITY - REDUCED NUMBER OF FLOOR PLAN LENDERS AND REDUCED AMOUNT OF CREDIT ALLOWED TO INDUSTRY RETAILERS MAY RESULT IN LOWER INVENTORY LEVELS AND LOWER SALES AT OUR INDEPENDENT RETAILERS AND FEWER SALES CENTERS, WHICH COULD ALSO AFFECT OUR LEVEL OF WHOLESALE SHIPMENTS TO THESE RETAILERS.

Independent retailers of our manufactured homes generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. Primarily the number of floor plan lenders and their lending limits affects the availability of wholesale financing. During the past five years some wholesale lenders have exited the industry or curtailed their floor plan operations while a smaller number have entered or expanded their floor plan operations. Conseco Finance has historically been the largest floor plan lender, previously providing about 25% of the industry's wholesale financing. Conseco Finance discontinued approving and funding new floor plan loan requests commencing April 2002. In May 2002, Conseco Finance announced its intention to withdraw from the floor plan lending business by December 31, 2002, and asked its retail customers to pay off their floor plan balances by mid-July 2002, or enter into an arrangement to pay off their balances by December 31, 2002. Reduced availability of floor plan lending may affect our independent retailers' inventory levels of new homes, their number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent retailers could also be affected by reduced retail inventory levels or reduced number of sales centers.

CONTINGENT LIABILITIES - WE HAVE, AND WILL CONTINUE TO HAVE, SIGNIFICANT CONTINGENT REPURCHASE AND OTHER OBLIGATIONS, SOME OF WHICH MAY BECOME ACTUAL OBLIGATIONS THAT WE MUST REPAY.

         In connection with a floor plan arrangement for our wholesale shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, for a period of 12 to 15 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. Our maximum aggregate potential contingent repurchase obligation at June 29, 2002 was approximately $270 million, before any resale value of the homes. This amount compares to $300 million at the beginning of the year and $320 million a year earlier. During the first six months of 2002, we paid $2.9 million and incurred losses of $0.5 million under repurchase agreements related to 100 homes. We may be required to honor some or all of our contingent repurchase obligations in the future and we may suffer additional losses with respect to, and as a consequence of, these repurchase agreements.

         At June 29, 2002, we also had contingent debt obligations, surety bonds and letters of credit totaling $33 million (net of $45 million of cash collateral) and guarantees by certain of our consolidated subsidiaries of $6.6 million of debt of unconsolidated subsidiaries. In addition, the Company is contingently liable under an unconditional guaranty of a consolidated third party special purpose entity's $150 million warehouse facility to support our finance company's operations in an amount limited to $15 million. If we were required to fund a material amount of these contingent obligations, our liquidity would be adversely affected.

DEPENDENCE UPON INDEPENDENT RETAILERS - IF WE ARE UNABLE TO ESTABLISH OR MAINTAIN RELATIONSHIPS WITH INDEPENDENT RETAILERS WHO SELL OUR HOMES, OUR SALES COULD DECLINE.

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

EFFECT ON LIQUIDITY - CURRENT INDUSTRY CONDITIONS AND OUR RECENT OPERATING RESULTS HAVE LIMITED OUR SOURCES OF CAPITAL. IF THIS SITUATION DOES NOT IMPROVE AND IF WE ARE UNABLE TO LOCATE ALTERNATIVE SOURCES OF CAPITAL, WE MAY BE UNABLE TO EXPAND OR MAINTAIN OUR BUSINESS.

         We depend on our cash balances, cash flows from operations, floor plan facilities, surety bond and insurance programs, and proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility, and will depend on anticipated proceeds of asset-backed securitization transactions, to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry combined with our recent operating results and other changes have decreased sources of floor plan financing and required us to cash collateralize a portion of our surety bond and insurance program needs and our letters of credit.

         If the availability under our floor plan facilities, anticipated proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and asset-backed securitization transactions or cash flow from operations is insufficient to finance our operations and alternative capital is not available or surety bonds become unavailable to us, we may be unable to expand or maintain our operations, and our business, results of operations and financial position could suffer.

ENTRY INTO CONSUMER FINANCE BUSINESS - WE FACE RISKS AS A NEW ENTRANT TO THE CONSUMER FINANCE BUSINESS.

         Although CIT has operated a consumer finance business in the manufactured home sector for over 50 years, and we have obtained the services of substantially all of CIT's former loan origination personnel in this business, we have limited experience operating a consumer finance business and are largely depending on these former CIT personnel. Our previous loan origination business, which we operated through our subsidiary, HomePride Finance Corp., experienced operational control inadequacies, which resulted in the origination of some loans that did not qualify for sale to intended third party institutions. Our ability to increase our loan portfolio in connection with our new consumer finance business depends in part upon our ability to effectively market our consumer finance services to buyers of our manufactured homes and in the same general economic conditions affecting the consumer finance and manufactured housing industries. We may incur losses as we develop our loan portfolio and integrate our consumer finance business into our existing operations. Moreover, due to our limited operating history and non-participation in the securitization market to date, the manufactured home loans and contracts that we seek to securitize may receive lower ratings and may be subject to stricter underwriting standards than those of our competitors that have an established consumer finance record. As a result, we may be required to bear a larger portion of the risk of loss on the financing agreements and may pay higher interest rates than our competitors. If we are unable to operate our consumer finance business profitably, we may be unable to recover accumulated operating losses, which could have a material adverse effect on our results and financial position.

FUNDING FOR OUR NEW CONSUMER FINANCE BUSINESS - WE FACE NUMEROUS RISKS ASSOCIATED WITH THE SECURITIZATION PROGRAMS THROUGH WHICH WE INTEND PRIMARILY TO FUND OUR NEW FINANCE OPERATIONS.

         In connection with our new business as an originator of consumer financing for factory-built homes, we require continual access to significant, long- and short-term sources of cash to fund our originations of these manufactured home loans and contracts, interest payments, over-collateralization requirements for loan securitizations and other expenses.

         We are funding our consumer finance business with a portion of the proceeds from the April 2002 issuance of $150 million of Senior Notes due 2007, cash from operations, proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and, ultimately, from asset-backed securitization transactions in the capital markets. Adverse changes in the securitization market, interest rates, the market for factory-built homes or general economic conditions could impair our ability to originate, borrow against, purchase and sell manufactured home loans and contracts on a favorable or timely basis. This could prevent the accumulation of a sufficient number of manufactured home loans and contracts on terms required to securitize the manufactured home loans and contracts in asset-backed securitization transactions, in which case we could be forced to sell at a significant discount or hold manufactured home loans and contracts. Our inability to sell the manufactured home loans and contracts would increase our exposure to the risk of default and delinquency by the borrowers thereunder. The occurrence of any of the foregoing could require us to make cash payments in excess of the funds generated by our loan originations and under loans otherwise acquired by our consumer finance business, which could have a material adverse effect on our results and financial position. If we were unable to make such payments, our business and operations could be severely disrupted.

         If our cash requirements increase beyond those generated by our business and we are unable to increase proceeds available from sales of manufactured home loans and contracts in connection with the warehouse facility or access the securitization markets, we may be unable to maintain or increase the volume of our consumer finance business. Our warehouse facility has a one-year term. Although we expect to be able to obtain a replacement facility or renew the facility when it expires, such facility may not be available on favorable terms, if at all. To the extent that we are unable to arrange any facility or other financing, our loan origination activities would be curtailed, which could have a material adverse effect on our results and financial position.

OPERATION OF OUR CONSUMER FINANCE BUSINESS - WE FACE RISKS OF LOSS RELATED TO MANUFACTURED HOME LOANS AND CONTRACTS, INCLUDING RISKS ASSOCIATED WITH DEFAULTS, DELINQUENCIES AND PREPAYMENTS, MANY OF WHICH WILL BE OUTSIDE OUR CONTROL.

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

         Prepayments of our managed receivables, whether due to refinancing, repayments or foreclosures, in excess of management's estimates could adversely affect our future cash flow as a result of the resulting loss of any servicing fee revenue and net interest income on such prepaid receivables. Prepayments can result from a variety of factors, many of which are beyond our control, including changes in interest rates and general economic conditions.

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

         The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of retail customer financing. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that it is easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and wholesale shipments could be reduced. As a result, our growth could be limited and our sales could decline.

ZONING - IF THE MANUFACTURED HOUSING INDUSTRY IS NOT ABLE TO SECURE FAVORABLE LOCAL ZONING ORDINANCES, OUR SALES COULD DECLINE AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED.

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

         Since mid-1999, retail sales and wholesale shipments of new manufactured homes have decreased as a result of high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory, a reduced number of consumer lenders in the traditional chattel lending portion of the industry, higher interest rates on chattel loans and a reduced number of wholesale lenders in the industry. As a result, our operating results have been adversely affected and we have closed a significant number of manufacturing facilities and retail sales centers. We are implementing strategies designed to address these issues. These strategies may not be successful because the reasons for the decline in demand or future trends in the industry may not be correctly identified, and our operating results may not improve. In addition, factors beyond our control, such as increased competition, reductions in consumer demand or continued economic downturn, may offset any improved operating results that are attributable to our strategy. Any failure of our business strategy could cause our sales to decline.

RESTRICTIVE COVENANTS - THE TERMS OF OUR DEBT PLACE RESTRICTIONS ON US AND OUR SUBSIDIARIES, REDUCING OPERATIONAL FLEXIBILITY.

         The documents governing the terms of substantially all of our indebtedness contain covenants that place restrictions on us and our subsidiaries. The terms of our debt agreements include covenants that, to varying degrees, restrict our and our subsidiaries' ability to:

         -  incur additional indebtedness, contingent liabilities and liens;
         -  issue additional preferred stock;
         -  pay dividends or make other distributions on our common stock;
         - redeem or repurchase common stock and redeem, repay or repurchase subordinated debt;
         - make investments in subsidiaries that are not restricted subsidiaries;
         -  enter into joint ventures;
         -  use assets as security in other transactions;
         -  sell certain assets or enter into sale and leaseback transactions;
         -  engage in new lines of business;
         -  guarantee or secure indebtedness;
         -  consolidate with or merge with or into other companies; and
         -  enter into transactions with affiliates.

         If we fail to comply with any of these covenants, the trustees could cause our debt to become due and payable prior to maturity. If this debt were to be accelerated, our assets might not be sufficient to repay our debt in full.

         The $150 million of Senior Notes due 2007 contain covenants, which among other things limit the Company's ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. The debt incurrence covenant in the Notes currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers' acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred.

         The $150 million warehouse facility we arranged in April 2002 contains covenants requiring the Company to maintain minimum interest coverage ratios and tangible net worth, as defined therein; maintain certain minimum unsecured debt ratings from two of the national ratings agencies; and perform certain other duties thereunder. Subsequent to quarter end, the consolidated special purpose third party entity entered into waiver agreements to cure noncompliance with the minimum interest coverage ratio covenant for the quarter ended June 29, 2002 and to cure noncompliance with the minimum tangible net worth covenant as of June 29, 2002 and provide for a lower minimum tangible net worth requirement through August 30, 2002.

         We also have a $15 million floor plan financing facility that contains a covenant requiring us to maintain minimum earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. If our operating results do not improve, we may not be in compliance with this covenant, which could result in the lender terminating the credit line and causing such debt to become immediately due and payable. As of June 29, 2002, the Company had approximately $2 million outstanding under this facility.

         In August 2002, Moody's Investors Service and Standard & Poor's announced that they have placed under review, for possible downgrade, our senior implied credit ratings and the ratings on our Senior Notes due 2007 and Senior Notes due 2009. Because the $150 million warehouse facility we arranged in April 2002 requires that we maintain certain minimum unsecured debt ratings, a negative ratings action by Moody's or Standard & Poor's could cause a default under that facility. A negative ratings action also could affect our ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in us having to place additional collateral related thereto.

         During the third quarter of 2002, we are seeking and will need to obtain amendments to the performance covenants of the $150 million warehouse facility in order to ensure our continuing compliance therewith. Also, if our operating results do not improve we may again become noncompliant with one or several of the covenants, which, if not cured or amended, would result in default under the facility. In an event of default, the agent bank could discontinue making further advances under the facility and enact alternate "waterfall" provisions thereunder that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. If the agent were to discontinue further advances, we may not have sufficient capital resources to fund our consumer finance operations.

POTENTIAL DILUTION - OUTSTANDING PREFERRED STOCK THAT IS CONVERTIBLE INTO COMMON STOCK AND REDEEMABLE FOR COMMON STOCK (AND AT THE COMPANY'S OPTION FOR CASH), AND A DEFERRED PURCHASE PRICE OBLIGATION THAT IS PAYABLE, AT THE COMPANY'S OPTION, IN CASH OR COMMON STOCK, COULD RESULT IN POTENTIAL DILUTION AND IMPAIR THE PRICE OF OUR COMMON STOCK.

         We currently have outstanding $20 million of Series B-1 cumulative convertible preferred stock which is convertible into common stock at a rate of $13.85 per share. The preferred shareholder has the right, through March 29, 2004, to redeem this preferred stock for common stock. We have the mandatory obligation to redeem any remaining outstanding Series B-1 preferred stock on March 29, 2004, for cash or common stock, at our option. The preferred shareholder has the right until December 31, 2004 to purchase an additional $12 million of Series B preferred stock. From July 3, 2003 until its maturity on July 3, 2008 the holder will have the right to redeem the additional $12 million of Series B preferred stock in common stock at the then market price or in cash at our option. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase

(subject to certain limitations) but could not be less than $7.50 per share.

         We currently have outstanding $25 million of Series C cumulative convertible preferred stock with a seven year term, which is currently convertible into common stock at a rate of $9.63 per share. On June 29, 2003, the conversion price will be adjusted to 115% of the common stock's then market value (subject to certain limitations), provided that such conversion price shall not be greater than $10.83 per share or less than $5.66 per share. Commencing March 29, 2004, the preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

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

         We currently have outstanding a warrant which was initially exercisable based on approximately 1.1 million shares of common stock at a strike price of $12.04 per share. In accordance with the terms of the warrant, on August 6, 2002 the number of shares under warrant and the strike price per share were reset at
2.2 million shares and $10.02 per share, respectively. Beginning on March 29, 2003, the warrant strike price will increase annually by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

         As of June 29, 2002, we had outstanding $22 million of a deferred purchase price obligation which is payable in quarterly payments of $2 million through January 3, 2005. Quarterly payments may be made in cash or shares of common stock at our option. The number of shares to be issued in any quarterly payment depends on the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases.

         To the extent that the preferred shareholder elects to convert the preferred stock into common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, our then existing common shareholders would experience dilution in their percentage ownership interests. If the $25 million of outstanding Series C preferred stock were converted at its conversion price of $9.63 per share, the $20 million of Series B-1 outstanding preferred stock were redeemed at its current redemption floor of $5.66 per share, the $12 million of additional Series B preferred stock were assumed to be issued and converted at 120% of the June 29, 2002 market price, at a minimum of $7.50 per share, and the $22 million deferred purchase price obligation were assumed to be paid in common stock using the June 29, 2002 market price, dilution of approximately 19.3% would occur based on the number of shares of common stock outstanding at June 29, 2002. If all of these securities were assumed to be converted at the June 29, 2002 market price rather than at the current respective conversion or redemption prices, additional dilution of approximately 3.1% would occur.

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

       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Company's floor plan borrowings are subject to interest primarily based on the U.S. prime interest rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $0.1 million, assuming average floor plan borrowings of $11 million, the amount of outstanding borrowings at June 29, 2002.

                           PART II. OTHER INFORMATION


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On April 30, 2002 the registrant held its 2002 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders with results as follows:

         1. Election of Directors

                              Nominee                              Votes For                 Votes Withheld
           ---------------------------------------------  --------------------------  ---------------------------
           Robert W. Anestis                                      43,829,727                    283,805

           Eric S. Belsky                                         43,802,539                    310,993

           Selwyn Isakow                                          43,819,643                    293,889

           Brian D. Jellison                                      43,822,763                    290,769

           Ellen R. Levine                                        43,812,187                    301,345

           George R. Mrkonic                                      43,793,902                    319,630

           Walter R. Young                                        37,878,521                  6,235,011

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed as part of this report:

 Exhibit No                      Description

      10.1 Receivables Purchase Agreement dated as of April 18, 2002 among GSS HomePride Corp., HomePride Finance Corp., The CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein and Credit Suisse First Boston, New York Branch.

      10.2 Amendment Agreement No. 1, dated as of May 23, 2002 to the Receivables Purchase Agreement, dated as of April 18, 2002, among HomePride Finance Corp., GSS HomePride Corp., The CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch.

      10.3 Amendment and Waiver Agreement No. 2, dated as of June 17, 2002, to the (i) Fee Letter Agreement, dated as of April 18, 2002, among GSS HomePride Corp., a Delaware corporation, HomePride Finance Corp., a Michigan corporation and Credit Suisse First Boston, New York Branch, and (ii) Receivables Purchase Agreement, dated as of April 18, 2002, among GSS HomePride Corp., HomePride Finance Corp., The CIT/Group Sales Financing, Inc., a Delaware corporation, Greenwich Funding Corp., the financial institutions set forth on the signature page thereto and Credit Suisse First Boston, New York Branch.

      10.4 Amendment Agreement No. 3, dated as of June 21, 2002, to the Receivables Purchase Agreement, dated as of April 18, 2002, among HomePride Finance Corp., GSS HomePride Corp., The CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch.

      11          Statement Regarding Computation of Earnings (Loss) Per Share.

         (b) On April 5, 2002 (three filings), April 17, 2002 (two filings), April 25, 2002, May 16, 2002, May 23, 2002, June 18
                  2002, June 27, 2002, July 17, 2002, August 8, 2002 and August
                  14, 2002, Champion filed current reports on Form 8-K. On August 19, 2002 Champion filed a Form 8-K/A to amend its Form 8-K dated August 8, 2002 and a Form 8-K/A to amend its Form 8-K dated July 17, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CHAMPION ENTERPRISES, INC.

                                      By:   /s/ ANTHONY S. CLEBERG
                                            ------------------------------------
                                            Anthony S. Cleberg
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)



                                      And:  /s/ RICHARD HEVELHORST
                                            ------------------------------------
                                            Richard Hevelhorst
                                            Vice President and Controller
                                            (Principal Accounting Officer)



Dated: August 19, 2002

                                 Exhibit Index

 Exhibit No                      Description

      10.1 Receivables Purchase Agreement dated as of April 18, 2002 among GSS HomePride Corp., HomePride Finance Corp., The CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein and Credit Suisse First Boston, New York Branch.

      10.2 Amendment Agreement No. 1, dated as of May 23, 2002 to the Receivables Purchase Agreement, dated as of April 18, 2002, among HomePride Finance Corp., GSS HomePride Corp., The CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch.

      10.3 Amendment and Waiver Agreement No. 2, dated as of June 17, 2002, to the (i) Fee Letter Agreement, dated as of April 18, 2002, among GSS HomePride Corp., a Delaware corporation, HomePride Finance Corp., a Michigan corporation and Credit Suisse First Boston, New York Branch, and (ii) Receivables Purchase Agreement, dated as of April 18, 2002, among GSS HomePride Corp., HomePride Finance Corp., The CIT/Group Sales Financing, Inc., a Delaware corporation, Greenwich Funding Corp., the financial institutions set forth on the signature page thereto and Credit Suisse First Boston, New York Branch.

      10.4 Amendment Agreement No. 3, dated as of June 21, 2002, to the Receivables Purchase Agreement, dated as of April 18, 2002, among HomePride Finance Corp., GSS HomePride Corp., The CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch.

      11          Statement Regarding Computation of Earnings (Loss) Per Share.