Form 10-Q
period 2002-09-28
CHAMPION ENTERPRISES INC
filed 2002-11-12
CIK 814068

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

FOR QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission file number              1-9751
                                    ------


                           CHAMPION ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Michigan                                  38-2743168
------------------------------------------------         -------------------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                organization)                            Identification No.)


                         2701 Cambridge Court, Suite 300
                             Auburn Hills, MI 48326
             ------------------------------------------------------
                    (Address of principal executive offices)

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

50,948,813 shares of the registrant's $1.00 par value Common Stock were outstanding as of November 8, 2002.

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                           Unaudited                       Unaudited
                                                       Three Months Ended              Nine Months Ended
                                                -------------------------------    -----------------------------
                                                September 28,     September 29,    September 28,   September 29,
                                                     2002             2001             2002             2001
                                                -------------     -------------   -------------    -------------
Net revenues                                     $   374,085      $   427,642      $ 1,041,968      $ 1,182,156

Cost of sales                                        329,342          350,175          892,510          983,470
                                                 -----------      -----------      -----------      -----------

Gross margin                                          44,743           77,467          149,458          198,686

Selling, general and administrative expenses          57,448           67,461          181,479          207,163
Financial services operating costs                     3,473               --            5,400               --
Goodwill impairment charges                               --               --           97,000               --
Restructuring charges                                 31,600               --           36,500            8,700
Gain on debt retirement                                   --               --           (5,870)              --
                                                 -----------      -----------      -----------      -----------

Operating income (loss)                              (47,778)          10,006         (165,051)         (17,177)

Interest income                                          727              723            1,946            2,066
Interest expense                                      (7,984)          (5,913)         (21,067)         (19,466)
                                                 -----------      -----------      -----------      -----------

Income (loss) before income taxes                    (55,035)           4,816         (184,172)         (34,577)

Income taxes (benefits)                              (16,100)           2,300           65,900          (11,500)
                                                 -----------      -----------      -----------      -----------

Net income (loss)                                $   (38,935)     $     2,516      $  (250,072)     $   (23,077)
                                                 ===========      ===========      ===========      ===========


Basic earnings (loss) per share                  $     (0.80)     $      0.05      $     (5.15)     $     (0.49)
                                                 ===========      ===========      ===========      ===========

Weighted shares for basic EPS                         49,154           47,957           48,796           47,767
                                                 ===========      ===========      ===========      ===========


Diluted earnings (loss) per share                $     (0.80)     $      0.05      $     (5.15)     $     (0.49)
                                                 ===========      ===========      ===========      ===========

Weighted shares for diluted EPS                       49,154           50,942           48,796           47,767
                                                 ===========      ===========      ===========      ===========


See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                           Consolidated Balance Sheets
                        (In thousands, except par value)

                                                                    Unaudited     December 29,
                                                                 Sept. 28, 2002       2001
                                                                 --------------   ------------
                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $  92,356      $  69,456
  Restricted cash                                                      18,613            648
  Accounts receivable, trade                                           48,172         27,507
  Inventories                                                         146,386        172,276
  Deferred tax assets                                                      --         39,100
  Other current assets                                                 61,891         36,637
                                                                    ---------      ---------
    Total current assets                                              367,418        345,624
                                                                    ---------      ---------

FINANCE LOANS RECEIVABLE, net                                          28,282             --
                                                                    ---------      ---------

PROPERTY, PLANT AND EQUIPMENT                                         275,232        307,741
  Less-accumulated depreciation                                       139,322        130,311
                                                                    ---------      ---------
                                                                      135,910        177,430
                                                                    ---------      ---------

GOODWILL, net                                                         165,940        258,967
                                                                    ---------      ---------

OTHER NON-CURRENT ASSETS
  Restricted cash                                                      18,443             --
  Deferred tax assets                                                      --         55,700
  Other non-current assets                                             24,240         20,431
                                                                    ---------      ---------
    Total non-current assets                                           42,683         76,131
                                                                    ---------      ---------
         Total assets                                               $ 740,233      $ 858,152
                                                                    =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Floor plan payable                                                $   9,180      $  70,919
  Accounts payable                                                     58,589         47,559
  Warehouse proceeds structured as collateralized borrowings           17,903             --
  Accrued warranty obligations                                         44,195         42,540
  Accrued volume rebates                                               35,757         39,426
  Accrued compensation and payroll taxes                               25,480         22,639
  Accrued self-insurance                                               27,276         19,089
  Other current liabilities                                            60,126         50,342
                                                                    ---------      ---------
    Total current liabilities                                         278,506        292,514
                                                                    ---------      ---------

LONG-TERM LIABILITIES
  Long-term debt                                                      344,734        224,926
  Other long-term liabilities                                          46,867         48,678
                                                                    ---------      ---------
                                                                      391,601        273,604
                                                                    ---------      ---------
CONTINGENT LIABILITIES (Note 8)

REDEEMABLE CONVERTIBLE PREFERRED STOCK,
  no par value, 5,000 shares authorized, 45 and 20 shares
  issued and outstanding, respectively                                 44,108         20,000

SHAREHOLDERS' EQUITY
  Common stock, $1 par value, 120,000 shares authorized, 49,150
    and 48,320 shares issued and outstanding, respectively             49,150         48,320
  Capital in excess of par value                                       40,969         36,423
  Retained earnings (deficit)                                         (62,185)       189,262
  Accumulated other comprehensive income (loss)                        (1,916)        (1,971)
                                                                    ---------      ---------
    Total shareholders' equity                                         26,018        272,034
                                                                    ---------      ---------
    Total liabilities and shareholders' equity                      $ 740,233      $ 858,152
                                                                    =========      =========

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                            Unaudited
                                                                         Nine Months Ended
                                                                  ---------------------------------
                                                                  September 28,       September 29,
                                                                       2002                2001
                                                                  -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(250,072)          $ (23,077)
                                                                    ---------           ---------

Adjustments to reconcile net loss to
  net cash provided by (used for) operating
  activities:
  Depreciation and amortization                                        16,647              27,206
  Goodwill impairment charges                                          97,000                  --
  Deferred income taxes                                                94,800                  --
  Fixed asset impairment charges                                       26,650               6,500
  Cash collateral deposits                                            (13,392)                 --
  Income taxes (benefits), net of tax refund                          (10,129)              1,600
  Gain on debt retirement                                              (5,870)                 --
  Increase/decrease:
    Accounts receivable, trade                                        (20,665)            (36,889)
    Inventories                                                        25,890              42,498
    Accounts payable                                                   11,030              32,984
    Accrued liabilities                                                23,425              10,036
    Other, net                                                          4,345               4,369
                                                                    ---------           ---------
Total adjustments                                                     249,731              88,304
                                                                    ---------           ---------
Net cash provided by (used for) operating activities                     (341)             65,227
                                                                    ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions                                                           (8,050)            (16,633)
Increase in finance loans receivable                                  (28,282)                 --
Additions to property, plant and equipment                             (4,534)             (4,994)
Investments in and advances to unconsolidated subsidiaries             (2,084)             (2,584)
Proceeds on disposal of fixed assets                                    3,591               2,215
                                                                    ---------           ---------
Net cash used for investing activities                                (39,359)            (21,996)
                                                                    ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in floor plan payable, net                                   (61,739)            (46,114)
Repayment of long-term debt                                              (738)               (526)
Proceeds from Senior Notes                                            145,821                  --
Purchase of Senior Notes                                              (23,750)                 --
Proceeds from warehouse facility                                       17,903                  --
Increase in deferred financing costs                                   (3,299)                 --
Increase in restricted cash                                           (36,408)                 --
Preferred stock issued, net                                            23,810              18,464
Common stock issued, net                                                1,000                 709
                                                                    ---------           ---------
Net cash provided by (used for) financing activities                   62,600             (27,467)
                                                                    ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              22,900              15,764
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       69,456              50,143
                                                                    ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  92,356           $  65,907
                                                                    =========           =========

See accompanying Notes to Consolidated Financial Statements.

                           CHAMPION ENTERPRISES, INC.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature except for the restructuring charges discussed in Note 2, goodwill impairment charges discussed in Note 3, the deferred tax asset valuation allowance discussed in Note 4 and an adjustment to self-insurance reserves. During the quarter ended September 28, 2002, the Company engaged an independent third party actuary to review its workers compensation and products, general and auto liability self-insurance reserves. Based on this third party review, in the quarter ended September 28, 2002, the Company increased its estimate of self-insurance reserves by $5.6 million. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 29, 2001 was derived from audited financial statements.

         Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments. The Company's total comprehensive loss for the three and nine months ended September 28, 2002 was $39.4 million and $250.0 million, respectively, compared to its total comprehensive income of $2.3 million for the three months ended September 29, 2001 and total comprehensive loss of $23.3 million for the nine months then ended.

2. During the quarter ending September 28, 2002 the Company's operating results were affected by continuing challenging industry conditions including reductions in chattel lending availability, the effects of Conseco Finance Corp. exiting the floor plan lending business and the September 2002 announcement by Deutsche Financial Services that it was exiting the floor plan lending business, high repossession levels, an uncertain economic outlook and Texas legislation that limits the use of chattel financing to purchase a manufactured home. As a result of these conditions and their effects on the Company's sales volume and operating results, during the third quarter the Company closed and consolidated 65 retail sales centers and seven manufacturing facilities and recorded $42.9 million of restructuring charges. These closures bring the total retail closures through September 28, 2002 to 102, or 47% of the sales centers the Company was operating at the beginning of 2002, and total manufacturing closures through September 28, 2002 to ten, or 20% of the plants operated at December 29, 2001. The third quarter restructuring charges also include $0.3 million of severance costs related to eliminating 19 employees from the corporate office staff and charges totaling $2.3 million related to the Company exiting its principal development operations.

         Restructuring charges for the three and nine months ended September 28, 2002 and September 29, 2001 were as follows:

                                                       September 28, 2002
                                                  ----------------------------
                                                  Three Months     Nine Months
                                                      Ended           Ended
                                                  ------------     -----------
                                                         (In thousands)
         Manufacturing restructuring charges:
           Fixed asset impairment charges            $19,500         $19,500
           Inventory charges                           1,500           1,500
           Warranty costs                              3,500           3,500
           Severance costs                             1,800           1,800
                                                     -------         -------
             Total manufacturing charges              26,300          26,300
                                                     -------         -------
         Retail restructuring charges:
           Fixed asset impairment charges              5,000           6,900
           Inventory charges                           6,300           6,300
           Lease termination costs                     1,800           3,000
           Other closing costs                           900           2,700
                                                     -------         -------
             Total retail charges                     14,000          18,900
                                                     -------         -------

         Development restructuring charges:
           Severance costs                             1,200           1,200
           Asset impairment charges                    1,100           1,100
                                                     -------         -------
             Total development charges                 2,300           2,300
                                                     -------         -------
         Corporate office severance costs                300             300
                                                     -------         -------
                                                     $42,900         $47,800
                                                     =======         =======

                                                             September 29, 2001
                                                         --------------------------
                                                         Three Months   Nine Months
                                                             Ended         Ended
                                                         ------------   -----------
                                                               (In thousands)
         Manufacturing fixed asset impairment charges        $   --       $3,300
         Retail restructuring charges:
           Fixed asset impairment charges                        --        3,200
           Lease termination costs                               --        1,200
           Other closing costs                                   --        1,000
                                                             ------       ------
             Total retail charges                                --        5,400
                                                             ------       ------
                                                             $   --       $8,700
                                                             ======       ======

         Inventory charges and warranty costs are included in cost of goods sold while fixed asset impairment charges, severance costs, lease termination charges, other asset impairments and other closing costs are included in SG&A.

         The Company had 22 idled manufacturing facilities at September 28, 2002, of which 16 were permanent closures which are for sale. Most of the Company's idled manufacturing facilities are currently accounted for as long-lived assets to be held and used, including those for sale, due to uncertainty of completing a sale within one year. Fixed asset impairment charges for closed manufacturing facilities were primarily based on the Company's estimates of net sales values.

         Manufacturing inventory charges are for obsolescence related to the consolidation of product lines and models as a result of the seven plant closings in the quarter and the elimination of stock keeping units. Manufacturing severance costs are related to the termination of substantially all the employees at the seven manufacturing facilities closed in the quarter and include payments made to hourly employees under the Worker Adjustment and Retraining Notification Act and severance payments to qualifying salaried employees. Approximately 1,050 employees were terminated at these seven facilities and all of the severance costs had been paid by quarter end.

         The retail fixed asset impairment charges were determined based on the net book value of the closed sales centers due to the abandonment of the related leasehold improvements. Retail inventory charges represent estimated losses for the bulk sale of certain new home inventory at the closed sales centers and estimated lower of cost or market charges for inventory of land and park spaces and improvements at closed sales centers. Retail lease termination charges consist of accruals of future lease payments or settlements for the termination of leases at closed sales centers. Approximately $0.9 million of lease termination costs were paid during the third quarter, with the balance expected to be paid in the fourth quarter 2002. Approximately 360 retail employees were terminated as a result of the third quarter sales centers closings.

         Champion sold its 25% interest in the SunChamp joint venture, which consisted of 11 leased communities, to Sun Communities Inc. as of October 1, 2002, and will be closing its communities management and development operations in the fourth quarter of 2002. Development restructuring charges include an $0.8 million loss on the sale of SunChamp, fixed asset impairment charges of $0.3 million for the abandonment of leasehold improvements, and severance costs to be paid in the fourth quarter of 2002 to certain key management of the development operations. The closure of the development operations will result in a reduction of 55 employees.

         The Company will continue to review its operations and will make further adjustments to manufacturing capacity and retail locations as deemed necessary. In October 2002, the Company idled two additional manufacturing facilities without incurring significant costs. By year-end, the Company expects to close an additional 15 to 20 retail sales centers and incur estimated charges of $5 million to $6 million.

3. In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other intangible assets with indefinite lives not be amortized but instead be tested annually for impairment based on a reporting unit's fair value versus its carrying value. The Company adopted SFAS No. 142 in January 2002, which resulted in the cessation of the amortization of goodwill commencing on the first day of Champion's fiscal year 2002. Following is a reconciliation, for the 2001 periods presented, of the Company's net income (loss) and earnings (loss) per share adjusted to exclude goodwill amortization expense, net of taxes:

                                                               Three Months Ended   Nine Months Ended
                                                                  September 29,       September 29,
                                                                       2001                 2001
                                                               ------------------   -------------------
                                                                (In thousands except per share amounts)
         Reported net income (loss)                                 $    2,516         $  (23,077)
         Add back:  Goodwill amortization
         (net of taxes of $700 and $2,100, respectively)                 2,217              6,578
                                                                    ----------         ----------
         Adjusted net income (loss)                                 $    4,733         $  (16,499)
                                                                    ==========         ==========

         Basic earnings (loss) per share as reported                $     0.05         $    (0.49)
         Goodwill amortization                                            0.04               0.14
                                                                    ----------         ----------
         Adjusted basic earnings (loss) per share                   $     0.09         $    (0.35)
                                                                    ==========         ==========

         Diluted earnings (loss) per share as reported              $     0.05         $    (0.49)
         Goodwill amortization                                            0.04               0.14
                                                                    ----------         ----------
         Adjusted diluted earnings (loss) per share                 $     0.09         $    (0.35)
                                                                    ==========         ==========

         As a result of the significant downsizing of our retail operations in reaction to continuing challenging industry conditions and in accordance with SFAS No. 142, we performed a test for goodwill impairment using the present value of future cash flows method. The results of this test indicated that the fair value of the retail goodwill was less than its carrying value resulting in impairment charges of $97 million which were recorded in the quarter ended June 29, 2002.

         The change in the carrying amount of goodwill follows:

                                                    Nine Months Ended September 28, 2002
                                          ----------------------------------------------------------
                                          Manufacturing      Retail          Other           Total
                                          -------------    ----------      ---------      ----------
                                                                (In thousands)
         Balance at December 29, 2001       $ 126,482      $ 131,571       $     914      $ 258,967
         Impairment charges                        --        (97,000)             --        (97,000)
         Goodwill acquired                         --             --           4,102          4,102
         Other changes                              4           (133)             --           (129)
                                            ---------      ---------       ---------      ---------
         Balance at September 28, 2002      $ 126,486      $  34,438       $   5,016      $ 165,940
                                            =========      =========       =========      =========

4. SFAS No. 109, "Accounting for Income Taxes," requires the recording of a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years" and places considerably more weight on historical results and less weight on future projections. The Company incurred pretax losses in 2000 and 2001 and through the first nine months of 2002 totaling $446 million, including goodwill impairment charges of $97 million in 2002 and $190 million in 2000. The industry continues to be challenged by limited availability of consumer chattel financing, high repossession levels, reductions in wholesale floor plan lending availability and an uncertain economic outlook resulting in a continued decline in retail sales and wholesale shipments. In the absence of specific favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, after consideration of these factors, in the quarter ended June 29, 2002, the Company provided a 100% valuation allowance for its deferred tax assets, which totaled $120 million. The valuation allowance was increased by $2.9 million in the third quarter due to temporary differences arising during the quarter. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

         Because provisions in the tax law allow us to receive a carryback refund for taxable losses incurred in 2002, in determining the amount of the deferred tax asset valuation allowance we had to estimate the current tax deductibility of certain costs and charges. These estimates are subject to change. Any differences between these current estimates and actual values determined at the end of this fiscal year will result in a change to the valuation allowance which will be reflected in results of operations in the fourth quarter of the year.

         The income tax provision or benefit differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

                                                                              Nine Months Ended
                                                                         ------------------------------
                                                                         September 28,    September 29,
                                                                             2002             2001
                                                                         -------------    -------------
                                                                                (In thousands)
         Statutory U.S. tax rate                                           $ (64,500)      $ (12,100)
         Change in rate resulting from
           Deferred tax valuation allowance                                  122,900              --
           State taxes, net of federal benefit                                (3,700)           (900)
           Nondeductible goodwill amortization and impairment charges         10,300           1,200
           Other                                                                 900             300
                                                                           ---------       ---------
         Total income tax provision (benefit)                              $  65,900       $ (11,500)
                                                                           =========       =========

5.       A summary of inventories by component follows:

                                                                         September 28,    December 29,
                                                                             2002             2001
                                                                         -------------    -------------
                                                                                (In thousands)
         New manufactured homes                                            $  83,635       $ 102,090
         Raw materials                                                        31,846          32,207
         Work-in-process                                                       7,042           8,130
         Other inventory                                                      23,863          29,849
                                                                           ---------       ---------
                                                                           $ 146,386       $ 172,276
                                                                           =========       =========

         Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

6. A summary of other current and non-current assets and other long-term liabilities by component follows:

                                                                         September 28,    December 29,
                                                                              2002            2001
                                                                         -------------    ------------
                                                                                (In thousands)
         Other current assets
           Refundable income taxes                                         $  34,950       $  21,700
           Deposits                                                           16,100           2,708
           Other current assets                                               10,841          12,229
                                                                           ---------       ---------
                                                                           $  61,891       $  36,637
                                                                           =========       =========

         Other non-current assets
           Investment in unconsolidated subsidiaries                       $   8,459       $   8,955
           Other non-current assets                                           15,781          11,476
                                                                           ---------       ---------
                                                                           $  24,240       $  20,431
                                                                           =========       =========

         Other long-term liabilities
           Accrued self-insurance and warranty                             $  23,300       $  19,000
           Deferred portion of purchase price                                 12,000          18,000
           Other long-term liabilities                                        11,567          11,678
                                                                           ---------       ---------
                                                                           $  46,867       $  48,678
                                                                           =========       =========

         Deposits consist of cash collateral deposited for surety bonds and insurance purposes.

7. Reconciliations of segment revenues to consolidated net revenues and segment earnings (loss) to income (loss) before income taxes follow. Manufacturing and retail segment earnings or loss is based on EBITA (earnings (loss) before interest, taxes, goodwill amortization and impairment charges, general corporate expenses and certain gains). Financial services loss includes operating costs, net interest income earned on finance loans receivable and interest expense from the warehouse facility.

                                                                         Three Months Ended
                                                                 -----------------------------------
                                                                 September 28,         September 29,
                                                                      2002                  2001
                                                                 -------------         -------------
                                                                           (In thousands)
         Net revenues
            Manufacturing net sales                               $   302,052           $   362,005
            Retail net sales                                          105,356               119,637
            Financial services revenues                                   495                    --
            Less: intercompany                                        (33,818)              (54,000)
                                                                  -----------           -----------
            Consolidated net revenues                             $   374,085           $   427,642
                                                                  ===========           ===========

         Income (loss) before income taxes
            Manufacturing EBITA (loss)                            $   (17,789)          $    25,896
            Retail EBITA (loss)                                       (19,571)               (6,082)
            Financial services loss                                    (3,034)                   --
            General corporate expenses                                 (9,770)               (6,891)
            Intercompany profit elimination                             2,330                    --
            Goodwill amortization                                          --                (2,917)
            Interest, net, excluding financial services                (7,201)               (5,190)
                                                                  -----------           -----------
            Income (loss) before income taxes                     $   (55,035)          $     4,816
                                                                  ===========           ===========

                                                                         Nine Months Ended
                                                                 -----------------------------------
                                                                 September 28,         September 29,
                                                                      2002                  2001
                                                                 -------------         -------------
                                                                           (In thousands)
         Net revenues
            Manufacturing net sales                               $   882,403           $   973,714
            Retail net sales                                          282,088               357,442
            Financial services revenues                                   495                    --
            Less: intercompany                                       (123,018)             (149,000)
                                                                  -----------           -----------
            Consolidated net revenues                             $ 1,041,968           $ 1,182,156
                                                                  ===========           ===========

         Loss before income taxes
            Manufacturing EBITA (loss)                            $    (6,060)          $    34,812
            Retail EBITA (loss)                                       (41,451)              (22,737)
            Financial services loss                                    (4,963)                   --
            Gain on debt retirement                                     5,870                    --
            General corporate expenses                                (23,835)              (20,574)
            Goodwill impairment charges                               (97,000)                   --
            Intercompany profit elimination                             2,330                    --
            Goodwill amortization                                          --                (8,678)
            Interest, net, excluding financial services               (19,063)              (17,400)
                                                                  -----------           -----------
            Loss before income taxes                              $  (184,172)          $   (34,577)
                                                                  ===========           ===========


         For the three and nine months ended September 28, 2002, manufacturing EBITA (loss) includes $26.3 million of restructuring charges and a $5.6 million adjustment to increase self-insurance reserves. For the nine-month period ended September 29, 2001, manufacturing EBITA includes $3.3 million of restructuring charges related to idled plants. See Note 2 for a description of the restructuring charges.

         For the three and nine months ended September 28, 2002, retail EBITA
         (loss) includes $14.0 million and $18.9 million, respectively, of restructuring charges incurred for the closure of 65 and 102 retail sales centers, respectively. For the three and nine months ended September 29, 2001, retail EBITA (loss) includes charges of $3.7 million for estimated losses on retail finance loans and costs to transition existing loans to alternative financing sources. For the nine months ended September 29, 2001, retail EBITA (loss) also includes $5.4 million of restructuring charges associated with retail sales center closings. Retail floor plan interest expense not charged to retail EBITA (loss) totaled $0.1 million and $2.4 million for the three and nine months ended September 28, 2002, respectively, and $1.9 million and $6.8 million for the three and nine months ended September 29, 2001, respectively.

         For the three and nine months ended September 28, 2002, general corporate expenses includes $2.3 million of charges related to exiting certain development operations and $0.3 million of severance for staff reductions at the Company's corporate office. Financial services interest expense on warehouse borrowings charged to financial services loss totaled $56,000 and $58,000 for the three and nine months ended September 28, 2002, respectively.

8. As is customary in the manufactured housing industry, the majority of Champion's manufacturing sales to independent retailers are made in connection with repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of either 12 or 15 months from invoice date of the sale of the homes and upon default by the retailer and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at September 28, 2002 was estimated to be approximately $250 million, without reduction for the resale value of the homes. Repurchase losses incurred totaled $0.4 million and $0.9 million for the three and nine months ended September 28, 2002, respectively, and $0.2 million and $3.5 million for the three and nine months ended September 29, 2001, respectively.

         At September 28, 2002 the Company was contingently obligated for additional purchase price of up to $42 million related to its 1999 acquisitions. Management currently believes that none of this contingent purchase price will require payment.

         At September 28, 2002 Champion was contingently obligated for approximately $35 million under letters of credit, comprised of $13.4 million to support insurance reserves, $18.4 million to support long-term debt and $3.1 million to secure surety bonds. Champion is also contingently obligated for $41 million under surety bonds, generally to support insurance, industrial revenue bond financing, and license and service bonding requirements. The letters of credit and $21 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the Company's consolidated balance sheet. As of September 28, 2002, the Company had fully collateralized its letters of credit with restricted cash. In addition, the Company had deposited cash of $9.6 million to secure surety bonds and $6.5 million to support insurance reserves. In October 2002, the Company provided an additional $13.1 million of cash collateralized letters of credit as further security for surety bonds.

         At September 28, 2002, the Company was contingently liable for up to $15 million under an unconditional guaranty of a $150 million warehouse facility of a consolidated third party special purpose entity. The warehouse facility supports Champion's finance company's operations. At September 28, 2002, $17.9 million of warehouse proceeds structured as collateralized borrowings are included in the Company's consolidated balance sheet.

         At September 28, 2002 certain of the Company's subsidiaries were guarantors of $6.6 million of debt of unconsolidated subsidiaries.

9. On April 2, 2002 the Company issued $25 million of Series C cumulative convertible preferred stock and a warrant which was initially exercisable based on approximately 1.1 million shares of common stock at a strike price of $12.04 per share. In accordance with the terms of the warrant, on August 6, 2002 the number of shares under warrant and the strike price per share were reset at 2.2 million shares and $10.02 per share, respectively. Beginning on April 2, 2003, the warrant strike price will increase annually by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise. The Series C preferred stock has a seven-year term and a 5% annual dividend that is payable quarterly, at the Company's option, in cash or common stock. The initial conversion price is $9.63 per share. On June 29, 2003, the conversion price will be adjusted to 115% of the common stock's then market value (subject to certain limitations), provided that such conversion price shall not be greater than $10.83 per share or less than $5.66 per share. Commencing March 29, 2004, this preferred stock is redeemable by the holder for common stock, and, at the Company's option, partially for cash. The net proceeds of this issuance of $23.8 million was used to fund a portion of the cash collateral for the letters of credit discussed above. The preferred stock is presented net of issuance costs which are amortized over a period of two years from the date of issuance by charges to paid-in-capital.

         The rights and preferences of the Company's Series B-1 cumulative convertible preferred stock, which was issued in July 2001 and of which $20 million was outstanding as of September 28, 2002, were amended on March 29, 2002 to provide, among other things, for mandatory redemption on March 29, 2004. Such redemption may be made for either common stock or cash, at the Company's option. Additionally, the commencement date of the holder's optional redemption period for the outstanding Series B-1 preferred stock was changed to April 2, 2002, from July 2003, and the expiration date of the holder's rights to purchase an additional $12 million of Series B-1 preferred stock was extended to December 31, 2004 from March 2003. Optional redemptions may be made only for common stock and are subject to a common stock floor price of $5.66 per share. Subsequent to quarter end, through November 8, 2002, the holder redeemed $6 million of the Series B-1 cumulative convertible preferred stock for 1.06 million shares of common stock.

10. The numerators used in the Company's basic earnings per share (EPS) calculations consist of net income (loss) as reported in the financial statements less the effect of preferred stock dividends. The numerator for diluted EPS calculations is the numerator of basic EPS adjusted by adding back the preferred stock dividend. In loss periods the dividend is not added back because the effect would be antidilutive. The denominators used in the Company's EPS calculations are as follows: weighted average shares outstanding are used in calculating basic EPS, and weighted average shares outstanding plus the effect of dilutive securities are used in calculating diluted EPS. The Company's potential dilutive securities consist of outstanding stock options, convertible preferred stock, warrants and $20 million of deferred purchase price which is payable, at the Company's option, in cash or common stock. Dilutive securities were not considered in determining the denominator for diluted EPS in either nine-month period presented and for the three months ended September 28, 2002 because the effect on the net loss would be antidilutive. Calculations of basic and diluted EPS follow:

                                                                                   Three Months Ended
                                                                         ----------------------------------------
                                                                             September 28,      September 29,
                                                                                  2002               2001
                                                                         -------------------   ------------------
                                                                         (In thousands, except per share amounts)
         Numerator:
         Net income (loss)                                                     $ (38,935)          $   2,516
         Less: preferred stock dividend                                              562                 250
                                                                               ---------           ---------
         Income (loss) available to common shareholders for basic EPS          $ (39,497)          $   2,266
         Add back preferred stock dividend
            (not applicable to loss periods)                                          --                 250
                                                                               ---------           ---------
         Income (loss) available to common shareholders
            for diluted EPS                                                    $ (39,497)          $   2,516
                                                                               =========           =========

         Denominator:
         Shares for basic EPS - weighted average shares outstanding               49,154              47,957
         Effect of dilutive securities - options                                      --               2,985
                                                                               ---------           ---------
         Shares for diluted EPS                                                   49,154              50,942
                                                                               =========           =========
         Basic earnings (loss) per share                                       $   (0.80)          $    0.05
                                                                               =========           =========
         Diluted earnings (loss) per share                                     $   (0.80)          $    0.05
                                                                               =========           =========

                                                                                    Nine Months Ended
                                                                         ----------------------------------------
                                                                             September 28,      September 29,
                                                                                  2002               2001
                                                                         -------------------   ------------------
                                                                         (In thousands, except per share amounts)
         Numerator:
         Net loss                                                              $(250,072)          $ (23,077)
         Less: preferred stock dividend                                            1,375                 250
                                                                               ---------           ---------
         Loss available to common shareholders
             for basic and diluted EPS                                         $(251,447)          $ (23,327)
                                                                               =========           =========
         Denominator:
         Shares for basic and diluted EPS -
             Weighted average shares outstanding                                  48,796              47,767
                                                                               =========           =========

         Basic and diluted loss per share                                      $   (5.15)          $   (0.49)
                                                                               =========           =========


11. During the quarter ended June 29, 2002, the Company terminated its revolving credit agreement for a $75 million secured line of credit. As a result of the termination of this credit facility, the guarantees by the Company's subsidiaries of the Senior Notes due 2009 terminated. However, Champion Home Builders Co. ("CHB"), a wholly-owned subsidiary of the Company, agreed to be a guarantor and substantially all of CHB's subsidiaries agreed to be guarantors, on a basis subordinated to their guarantees of the Senior Notes due 2007, of the $170 million Senior Notes due 2009. Additionally, the Company arranged to have a bank provide $35 million of letters of credit on a fully cash collateralized basis.

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

         The indenture governing the Senior Notes due 2007 contains covenants which, among other things, limit the Company's ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. The debt incurrence covenant in the indenture currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers' acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at September 28, 2002, on a working capital line of credit when combined with limitations in our Senior Notes due 2009, is a limit of approximately $110 million of which no more than approximately $70 million of cash borrowings could be secured debt.

         In April 2002, the Company arranged a $150 million warehouse facility for a consolidated third party special purpose entity to support the finance company's operations. The Company structures sales of originated consumer loans to the warehouse facility as collateralized financing transactions under generally accepted accounting principles. Interest on such borrowings under the warehouse facility is at LIBOR plus 80 basis points and there is a facility fee that is payable monthly based on an annual rate of 40 basis points of the entire facility. The warehouse facility has a term of one year and contains certain covenants with which the Company was not in compliance as of June 29, 2002. During the quarter ended September 28, 2002, the consolidated third party special purpose entity entered into waivers and amendments to cure its noncompliance and revise the covenant terms. As amended, the warehouse facility requires the Company to maintain a minimum ratio of earnings before interest expense and taxes (EBIT) to interest expense of negative 5.9:1 for the fiscal quarter ended September 28, 2002; negative 1.5:1 for the fiscal quarter ended December 28, 2002; and negative 1.0:1 for the fiscal quarter ended March 29, 2003. This facility also contains a covenant requiring the Company to maintain minimum adjusted tangible net worth of $200 million. Adjusted tangible net worth is defined as shareholders' equity less intangible assets plus preferred stock and term debt that matures after April 18, 2004. Under the facility, the Company must also maintain certain minimum unsecured debt ratings from two of the national ratings agencies and perform certain other duties thereunder.

         In August 2002, Moody's Investors Service ("Moody's") placed the Company's senior implied credit ratings and the ratings on the Senior Notes due 2007 and Senior Notes due 2009 on review for possible downgrade. This rating action, combined with an amendment entered into by the consolidated third party special purpose entity on the $150 million warehouse facility in September 2002, triggered a reduction in the loan selling price range under the $150 million warehouse facility from 83% to 85% down to 76% to 78%. In September 2002, Moody's completed its review by confirming the Company's existing ratings and revising the rating outlook from stable to negative. In August 2002, Standard & Poor's announced that they have placed under review, for possible downgrade, Champion's senior implied credit rating and the ratings on the Company's Senior Notes due 2007 and Senior Notes due 2009. A negative rating action by either Moody's or Standard & Poor's could cause a termination event under the $150 million warehouse facility. A negative ratings action also could affect the Company's ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in the Company having to place additional collateral related thereto.

         The Company may again become noncompliant with one or more of the covenants under the $150 million warehouse facility, which, if not cured or amended, would result in a termination event. In a termination event, the agent bank could discontinue making further advances under the facility and enact alternate "waterfall" provisions that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. If the agent were to discontinue further advances, the Company would seek other sources of capital for its consumer finance operations. A default under the $150 million warehouse facility would not trigger a default under the indentures related to the Senior Notes due 2007 and 2009.

         In August 2002, our largest surety bond provider notified us that it was no longer willing to support our surety bond needs at the existing level or terms. The related surety bonds total $20.8 million as collateral for our self-insurance program and approximately $14.0 million for general operating purposes. We have previously provided $9.6 million of cash collateral and $3.1 million of letter of credit collateral in support of these surety bonds. In October 2002, the Company provided an additional $13.1 million of cash collateralized letters of credit in order to retain these surety bond programs with the current provider.

         The Company has a $15 million floor plan financing facility that previously contained a covenant requiring the Company to maintain minimum earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. Champion would not have been in compliance with this covenant for the quarter ending September 28, 2002. During September 2002, however, the Company obtained an amendment to replace this covenant with a new covenant requiring it to maintain a minimum amount of unencumbered cash and cash equivalents. If the Company were to be out of compliance with this new covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of September 28, 2002, the Company had approximately $1.7 million outstanding under this facility and was in compliance with the new covenant. During October, 2002, the Company borrowed an additional $10.6 million under this facility.

         During the quarter ended June 29, 2002, the Company purchased and retired $30 million of its Senior Notes due 2009 for $23.8 million, resulting in a gain of $5.9 million before tax or $3.6 million after tax. At September 28, 2002, the Company's outstanding Senior Notes due 2009 totaled $170 million.

         During the nine months ended September 28, 2002, the Company reduced its floor plan borrowings by $61.7 million.

12. In April 2002 the Company acquired CIT's manufactured housing consumer loan origination business and entered into certain related agreements for approximately $5 million, resulting in the recording of goodwill totaling $4.1 million. During the quarter ended September 28, 2002, the Company's financing segment originated $23 million of loans and placed $21 million of these loans in the warehouse facility, resulting in $16 million of proceeds. For the year-to-date period, the finance company originated $29 million of loans and placed $24 million of these loans in the warehouse facility, resulting in $18 million of proceeds. The Company structures sales of originated consumer loans to the warehouse facility, and intends to structure asset-backed securitizations in the capital markets, as collateralized financing transactions under generally accepted accounting principles. The consolidated balance sheet reflects the related consumer loans as finance loans receivable, and reflects proceeds from the sales of consumer loans through the warehouse facility, and will reflect securitization proceeds, as collateralized borrowings. The Company may also seek to sell some or all of the loans funded by the warehouse facility from time to time through privately negotiated whole loan sale transactions, which would be accounted for as a sale of assets resulting in the recognition of a gain or loss upon sale.

13. In April 2002 the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which no longer requires extinguishment of debt to be characterized as an extraordinary gain. As a result of the issuance of SFAS 145, the gain on debt retirement totaling $5.9 million is included in the Company's operating results for the nine months ended September 28, 2002 rather than as an extraordinary gain as previously required under SFAS No.4.

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

14. In April 2002, Champion Home Builders Co. ("CHB"), a wholly-owned subsidiary of the Company issued $150 million of Senior Notes due 2007. Substantially all subsidiaries of CHB became guarantors and the Company became a subordinated guarantor of the Senior Notes due 2007. In addition, CHB became a guarantor and substantially all of its subsidiaries became guarantors on a basis subordinated to their guarantees of the Senior Notes due 2007, of the Senior Notes due 2009. The non-guarantor subsidiaries include the Company's foreign operations, its development companies and certain finance subsidiaries.

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

         The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company ("parent") and CHB, as parents, as if they accounted for their subsidiaries on the equity method; (ii) the guarantor subsidiaries, and
         (iii) the non-guarantor subsidiaries.


                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 28, 2002



                                                                      Guarantor     Non-guarantor  Consolidating
                                          Parent         CHB         Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                          ------         ---         ------------   -------------  -------------  ------------
                                                                         (In thousands)
Net revenues                            $      --      $  71,194      $ 326,222      $  10,487      $ (33,818)     $ 374,085

Cost of sales                                  --         70,457        287,021          7,983        (36,119)       329,342
                                        ---------      ---------      ---------      ---------      ---------      ---------

Gross margin                                   --            737         39,201          2,504          2,301         44,743

Selling, general and
  administrative expenses                      --         13,853         40,530          3,094            (29)        57,448
Financial services operating costs             --             --          3,773            178           (478)         3,473
Restructuring charges                          --         10,400         18,900          2,300             --         31,600
                                        ---------      ---------      ---------      ---------      ---------      ---------

Operating loss                                 --        (23,516)       (24,002)        (3,068)         2,808        (47,778)

Interest income                             3,290              2            231             62         (2,858)           727
Interest expense                           (3,290)        (4,356)        (3,063)          (133)         2,858         (7,984)
                                        ---------      ---------      ---------      ---------      ---------      ---------
Loss before income taxes                       --        (27,870)       (26,834)        (3,139)         2,808        (55,035)

Income tax benefit                             --         (7,995)        (7,025)        (1,080)            --        (16,100)
                                        ---------      ---------      ---------      ---------      ---------      ---------
Loss before equity in income (loss)
  of consolidated subsidiaries                           (19,875)       (19,809)        (2,059)         2,808        (38,935)
Equity in income (loss) of
  consolidated subsidiaries               (41,743)       (21,868)            --             --         63,611             --
                                        ---------      ---------      ---------      ---------      ---------      ---------
Net loss                                $ (41,743)     $ (41,743)     $ (19,809)     $  (2,059)     $  66,419      $ (38,935)
                                        =========      =========      =========      =========      =========      =========

                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 28, 2002


                                                                         Guarantor       Non-guarantor  Consolidating
                                          Parent           CHB          Subsidiaries     Subsidiaries    Eliminations  Consolidated
                                          ------           ---          ------------     -------------  -------------  ------------
                                                                         (In thousands)
Net revenues                           $        --      $   211,039      $   926,836      $    27,111    $  (123,018)   $ 1,041,968

Cost of sales                                   --          192,432          803,797           21,600       (125,319)       892,510
                                       -----------      -----------      -----------      -----------    -----------    -----------
Gross margin                                    --           18,607          123,039            5,511          2,301        149,458

Selling, general and
  administrative expenses                       --           42,877          131,463            7,168            (29)       181,479
Financial services operating costs              --               --            5,570              308           (478)         5,400
Goodwill impairment charges                     --               --           97,000               --             --         97,000
Restructuring charges                           --           10,400           23,800            2,300             --         36,500
Gain on debt retirement                     (5,870)              --               --               --             --         (5,870)
                                       -----------      -----------      -----------      -----------    -----------    -----------
Operating income (loss)                      5,870          (34,670)        (134,794)          (4,265)         2,808       (165,051)
Interest income                             10,483                2            1,063              267         (9,869)         1,946
Interest expense                           (10,483)          (7,557)         (12,648)            (248)         9,869        (21,067)
                                       -----------      -----------      -----------      -----------    -----------    -----------
Income (loss) before income taxes            5,870          (42,225)        (146,379)          (4,246)         2,808       (184,172)

Income taxes (benefits)                      2,230             (528)          62,178            2,020             --         65,900
                                       -----------      -----------      -----------      -----------    -----------    -----------
Income (loss) before equity
  in income (loss) of
  consolidated subsidiaries                  3,640          (41,697)        (208,557)          (6,266)         2,808       (250,072)
Equity in income (loss) of
  consolidated subsidiaries               (256,520)        (208,176)              --               --        464,696             --
                                       -----------      -----------      -----------      -----------    -----------    -----------
Net loss                               $  (252,880)     $  (249,873)     $  (208,557)     $    (6,266)   $   467,504    $  (250,072)
                                       ===========      ===========      ===========      ===========    ===========    ===========

                           CHAMPION ENTERPRISES, INC.
                      Condensed Consolidating Balance Sheet
                            As of September 28, 2002

                                                                      Guarantor     Non-guarantor  Consolidating
                                          Parent           CHB       Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                          ------           ---       ------------   -------------  -------------  ------------
               Assets                                                                       (In thousands)
Current assets
  Cash and cash equivalents              $      --      $  80,397      $   1,828      $  10,131      $      --      $  92,356
  Restricted cash                               --         16,500            750          1,363             --         18,613
  Accounts receivable, trade                    --         11,743         43,874          2,255         (9,700)        48,172
  Inventories                                   --         11,525        135,760          2,001         (2,900)       146,386
  Other current assets                       9,600         26,054         98,681          1,846        (74,290)        61,891
                                         ---------      ---------      ---------      ---------      ---------      ---------
    Total current assets                     9,600        146,219        280,893         17,596        (86,890)       367,418
                                         ---------      ---------      ---------      ---------      ---------      ---------
Finance loans receivable, net                   --             --          4,933         22,871            478         28,282
Property and equipment, net                     --         31,535        101,691          2,684             --        135,910
Goodwill, net                                   --             --        164,411          1,529             --        165,940
Investment in consolidated
  subsidiaries                             229,788        378,514          7,561          6,910       (622,773)            --
Restricted cash                                 --         18,443             --             --             --         18,443
Other non-current assets                     2,021          8,773          4,842          8,604             --         24,240
                                         ---------      ---------      ---------      ---------      ---------      ---------
                                         $ 241,409      $ 583,484      $ 564,331      $  60,194      $(709,185)     $ 740,233
                                         =========      =========      =========      =========      =========      =========

Liabilities and Shareholders' Equity
Current liabilities
  Floor plan payable                     $      --      $      --      $   8,721      $     459      $      --      $   9,180
  Accounts payable                              --         11,873         45,130          1,586             --         58,589
  Warehouse proceeds structured as
   collateralized borrowings                    --             --             --         17,903             --         17,903
  Accrued warranty obligations                  --          7,465         36,123            607             --         44,195
  Accrued volume rebates                        --         10,590         23,948          1,319           (100)        35,757
  Other current liabilities                  5,402        117,262         62,269          2,650        (74,701)       112,882
                                         ---------      ---------      ---------      ---------      ---------      ---------
    Total current liabilities                5,402        147,190        176,191         24,524        (74,801)       278,506
                                         ---------      ---------      ---------      ---------      ---------      ---------
Long-term liabilities
Long-term debt                             170,000        157,547         14,200          2,987             --        344,734
Other long-term liabilities                     --         20,885         25,880            102             --         46,867
                                         ---------      ---------      ---------      ---------      ---------      ---------
                                           170,000        178,432         40,080          3,089             --        391,601
                                         ---------      ---------      ---------      ---------      ---------      ---------
Intercompany balances                       (3,227)      (106,762)       443,096          2,639       (335,746)            --
Redeemable convertible
  preferred stock                           44,108             --             --             --             --         44,108
Shareholders' equity
  Common stock                              49,150              1             60              4            (65)        49,150
  Capital in excess of par value            40,969        613,336        229,802         38,828       (881,966)        40,969
Retained deficit                           (64,993)      (248,713)      (324,898)        (6,974)       583,393        (62,185)
Accumulated other
  comprehensive income (loss)                   --             --             --         (1,916)            --         (1,916)
                                         ---------      ---------      ---------      ---------      ---------      ---------
    Total shareholders' equity              25,126        364,624        (95,036)        29,942       (298,638)        26,018
                                         ---------      ---------      ---------      ---------      ---------      ---------
                                         $ 241,409      $ 583,484      $ 564,331      $  60,194      $(709,185)     $ 740,233
                                         =========      =========      =========      =========      =========      =========


                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 28, 2002


                                                                         Guarantor     Non-guarantor  Consolidating
                                          Parent           CHB          Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                          ------           ---          ------------   -------------- --------------  ------------
                                                                         (In thousands)
Net cash provided by (used
  for) operating activities:               $  (4,188)     $  (6,107)     $   7,243      $   2,233      $     478      $    (341)
                                           ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Acquisitions                                    --             --         (8,050)            --             --         (8,050)
  Increase in loans receivable                    --             --         (4,933)       (22,871)          (478)       (28,282)
  Additions to property and equipment             --           (489)        (3,909)          (136)            --         (4,534)
  Investments in and advances to
    unconsolidated subsidiaries                   --             --             --         (2,084)            --         (2,084)
  Investments in and advances
    to consolidated subsidiaries             (57,183)       (22,093)        69,995          9,281             --             --
  Proceeds on disposal of fixed assets            --             --          3,591             --             --          3,591
                                           ---------      ---------      ---------      ---------      ---------      ---------
    Net cash provided by (used
      for) investing activities              (57,183)       (22,582)        56,694        (15,810)          (478)       (39,359)
                                           ---------      ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Increase (decrease) in floor
    plan payable, net                             --             --        (61,875)           136             --        (61,739)
  Repayment of other long-term debt               --            (50)          (684)            (4)            --           (738)
  Proceeds from Senior Notes                      --        145,821             --             --             --        145,821
  Purchase of Senior Notes                   (23,750)            --             --             --             --        (23,750)
  Proceeds from warehouse facility                --             --             --         17,903             --         17,903
  Increase in deferred financing costs            --         (1,493)        (1,806)            --             --         (3,299)
  Increase in restricted cash                               (34,943)          (750)          (715)            --        (36,408)
  Preferred stock issued, net                 23,810             --             --             --             --         23,810
  Common stock issued, net                     1,000             --             --             --             --          1,000
                                           ---------      ---------      ---------      ---------      ---------      ---------
    Net cash provided by (used
      for) financing activities                1,060        109,335        (65,115)        17,320             --         62,600
                                           ---------      ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in
  cash and cash equivalents                  (60,311)        80,646         (1,178)         3,743             --         22,900
Cash and cash equivalents at
  beginning of period                         60,311           (249)         3,006          6,388             --         69,456
                                           ---------      ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at
  end of period                            $      --      $  80,397      $   1,828      $  10,131      $      --      $  92,356
                                           =========      =========      =========      =========      =========      =========


                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 29, 2001

                                                                    Guarantor     Non-guarantor  Consolidating
                                        Parent           CHB       Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                        ------           ---       ------------   -------------  -------------  ------------
                                                                         (In thousands)
Net sales                             $      --      $  84,416      $ 388,278      $   8,948      $ (54,000)     $ 427,642

Cost of sales                                --         71,661        325,210          7,304        (54,000)       350,175
                                      ---------      ---------      ---------      ---------      ---------      ---------
Gross margin                                 --         12,755         63,068          1,644             --         77,467

Selling, general and
  administrative expenses                    --         12,099         52,977          2,385             --         67,461
                                      ---------      ---------      ---------      ---------      ---------      ---------
Operating income (loss)                      --            656         10,091           (741)            --         10,006

Interest income                           4,276             --            754             55         (4,362)           723
Interest expense                         (4,276)           (38)        (5,880)           (81)         4,362         (5,913)
                                      ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes            --            618          4,965           (767)            --          4,816

Income taxes (benefits)                      --            230          2,270           (200)            --          2,300
                                      ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before equity in
  income (loss) of
  consolidated subsidiaries                  --            388          2,695           (567)            --          2,516
Equity in income (loss) of
  consolidated subsidiaries               2,516             --             --             --         (2,516)            --
                                      ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss)                     $   2,516      $     388      $   2,695      $    (567)     $  (2,516)     $   2,516
                                      =========      =========      =========      =========      =========      =========

                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 29, 2001


                                                                  Guarantor      Non-guarantor    Consolidating
                                   Parent             CHB        Subsidiaries    Subsidiaries      Eliminations     Consolidated
                                   ------             ---        ------------    -------------    -------------     ------------
                                                                         (In thousands)
Net sales                       $        --      $   219,518      $ 1,087,355      $    24,283      $  (149,000)     $ 1,182,156

Cost of sales                            --          193,738          918,404           20,328         (149,000)         983,470
                                -----------      -----------      -----------      -----------      -----------      -----------
Gross margin                             --           25,780          168,951            3,955               --          198,686

Selling, general and
  administrative expenses                --           36,784          163,646            6,733               --          207,163
Restructuring charges                    --            1,000            7,700               --               --            8,700
                                -----------      -----------      -----------      -----------      -----------      -----------
Operating loss                           --          (12,004)          (2,395)          (2,778)              --          (17,177)

Interest income                      11,969               --            2,203              165          (12,271)           2,066
Interest expense                    (11,969)            (186)         (19,325)            (257)          12,271          (19,466)
                                -----------      -----------      -----------      -----------      -----------      -----------
Loss before income taxes                 --          (12,190)         (19,517)          (2,870)              --          (34,577)

Income tax benefit                       --           (4,500)          (6,000)          (1,000)              --          (11,500)
                                -----------      -----------      -----------      -----------      -----------      -----------
Loss before equity in
  income (loss) of
  consolidated subsidiaries              --           (7,690)         (13,517)          (1,870)              --          (23,077)
Equity in income (loss) of
  consolidated subsidiaries         (23,077)              --               --               --           23,077               --
                                -----------      -----------      -----------      -----------      -----------      -----------
Net loss                        $   (23,077)     $    (7,690)     $   (13,517)     $    (1,870)     $    23,077      $   (23,077)
                                ===========      ===========      ===========      ===========      ===========      ===========

                           CHAMPION ENTERPRISES, INC.
                      Condensed Consolidating Balance Sheet
                             As of December 29, 2001

                                                                           Guarantor     Non-guarantor  Consolidating
                                               Parent           CHB       Subsidiaries   Subsidiaries    Eliminations  Consolidated
                                               ------           ---       ------------   -------------  -------------  ------------
                 Assets                                                     (In thousands)
Current assets
  Cash and cash equivalents                   $  60,311     $    (249)     $   3,006      $   6,388      $      --      $  69,456
  Restricted cash                                    --            --             --            648             --            648
  Accounts receivable, trade                         --         8,446         30,457          1,204        (12,600)        27,507
  Inventories                                        --        13,694        158,138          2,263         (1,819)       172,276
  Deferred taxes and other current assets           479        12,091        127,102          1,857        (65,792)        75,737
                                              ---------     ---------      ---------      ---------      ---------      ---------
    Total current assets                         60,790        33,982        318,703         12,360        (80,211)       345,624
                                              ---------     ---------      ---------      ---------      ---------      ---------
Property and equipment, net                          --        44,793        129,633          3,004             --        177,430
Goodwill, net                                        --            --        257,444          1,523             --        258,967
Investment in consolidated
  subsidiaries                                  440,786             1         33,310          4,438       (478,535)            --
Deferred taxes and other assets                   3,143         6,834         53,581         12,573             --         76,131
                                              ---------     ---------      ---------      ---------      ---------      ---------
                                              $ 504,719     $  85,610      $ 792,671      $  33,898      $(558,746)     $ 858,152
                                              =========     =========      =========      =========      =========      =========
Liabilities and Shareholders' Equity
Current liabilities
  Floor plan payable                          $      --     $      --      $  70,596      $     323      $      --      $  70,919
  Accounts payable                                   --        10,839         35,929            791             --         47,559
  Accrued warranty obligations                       --         5,888         35,955            697             --         42,540
  Accrued volume rebates                             --        12,082         26,801          1,043           (500)        39,426
  Other current liabilities                       2,280        90,053         64,112            917        (65,292)        92,070
                                              ---------     ---------      ---------      ---------      ---------      ---------
    Total current liabilities                     2,280       118,862        233,393          3,771        (65,792)       292,514
                                              ---------     ---------      ---------      ---------      ---------      ---------
Long-term liabilities
Long-term debt                                  200,000         7,597         14,338          2,991             --        224,926
Other long-term liabilities                          --        16,012         32,569             97             --         48,678
                                              ---------     ---------      ---------      ---------      ---------      ---------
                                                200,000        23,609         46,907          3,088             --        273,604
                                              ---------     ---------      ---------      ---------      ---------      ---------
Intercompany balances                             8,434       (87,936)       414,301            949       (335,748)            --

Redeemable convertible
  preferred stock                                20,000            --             --             --             --         20,000

Shareholders' equity
  Common stock                                   48,320             1            259             13           (273)        48,320
  Capital in excess of par value                 36,423        29,914        214,152         28,756       (272,822)        36,423
  Retained earnings (deficit)                   189,262         1,160       (116,341)          (708)       115,889        189,262
  Accumulated other
    comprehensive income (loss)                      --            --             --         (1,971)            --         (1,971)
                                              ---------     ---------      ---------      ---------      ---------      ---------
      Total shareholders' equity                274,005        31,075         98,070         26,090       (157,206)       272,034
                                              ---------     ---------      ---------      ---------      ---------      ---------
                                              $ 504,719     $  85,610      $ 792,671      $  33,898      $(558,746)     $ 858,152
                                              =========     =========      =========      =========      =========      =========

                                                                   Page 19 of 43

                           CHAMPION ENTERPRISES, INC.
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 28, 2001


                                                                      Guarantor    Non-guarantor  Consolidating
                                            Parent           CHB     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                            ------           ---     ------------  -------------  -------------  ------------
                                                                         (In thousands)
Net cash provided by
  operating activities:                    $  5,927      $  4,800      $ 52,352      $  2,148      $      --       $ 65,227
                                           --------      --------      --------      --------      ---------       --------
Cash flows from investing activities:
  Acquisitions                                   --            --       (16,633)           --             --        (16,633)
  Additions to property and equipment            --          (789)       (3,910)         (295)            --         (4,994)
  Investments in and advances to
    unconsolidated subsidiaries                  --            --            --        (2,584)            --         (2,584)
  Investments in and advances
    to consolidated subsidiaries            (12,689)       (1,278)       10,750         3,217             --             --
  Proceeds on disposal of fixed assets           --            --         2,157            58             --          2,215
                                           --------      --------      --------      --------      ---------       --------
    Net cash provided by (used
      for) investing activities             (12,689)       (2,067)       (7,636)          396             --        (21,996)
                                           --------      --------      --------      --------      ---------       --------
Cash flows from financing activities:
  Decrease in floor plan payable, net            --            --       (45,925)         (189)            --        (46,114)
  Increase (decrease) in other
    long-term debt                               --           (45)         (513)           32             --           (526)
  Preferred stock issued, net                18,464            --            --            --             --         18,464
  Common stock issued, net                      709            --            --            --             --            709
                                           --------      --------      --------      --------      ---------       --------
    Net cash provided by (used
      for) financing activities              19,173           (45)      (46,438)         (157)            --        (27,467)
                                           --------      --------      --------      --------      ---------       --------
Net increase (decrease) in
  cash and cash equivalents                  12,411         2,688        (1,722)        2,387             --         15,764
Cash and cash equivalents at
  beginning of period                        41,152        (1,413)        3,124         7,280             --         50,143
                                           --------      --------      --------      --------      ---------       --------
Cash and cash equivalents at
  end of period                            $ 53,563      $  1,275      $  1,402      $  9,667      $      --       $ 65,907
                                           ========      ========      ========      ========      =========       ========

                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.

                           CHAMPION ENTERPRISES, INC.

                              RESULTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2002
            VERSUS THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2001


During the third quarter of 2002, the manufactured housing industry continued to be affected by reduced chattel lending availability, the effects of Conseco Finance Corp. ("Conseco") withdrawing from and Deutsche Financial Services ("Deutsche") announcing its intention to withdraw from the wholesale floor plan lending business, high levels of repossessed homes, an uncertain economic outlook and Texas legislation, effective in 2002, which limits consumer use of chattel financing to purchase a manufactured home. With the industry downturn continuing into the third quarter and the next two quarters expected to be seasonally slow, we once again reviewed the performance of our retail locations and manufacturing facilities and considered our capacity requirements for the next year. As a result, in the third quarter, we closed and consolidated 65 retail sales centers and seven manufacturing facilities, reduced corporate office staffing levels and effective October 1, 2002 sold our principal development operations. In the third quarter of 2002 we recorded charges totaling $42.9 million for these restructuring actions.

Since the industry downturn began in mid-1999 we have closed and consolidated 197 retail sales centers and 31 manufacturing facilities as we have been eliminating under-performing operations and rationalizing our operations and capacity for industry conditions. We believe that this latest round of closures will enable us to reduce operating losses during the low industry sales volumes currently being experienced. However we expect to incur losses during the seasonally slow fourth quarter of 2002 and first quarter of 2003. We will continue to review our operations and will make further adjustments to manufacturing capacity and retail locations as deemed necessary. In October 2002, we closed two additional manufacturing facilities without incurring significant costs. By year-end, we expect to close an additional 15 to 20 retail sales centers and incur estimated charges of $5 million to $6 million.


CONSOLIDATED

                                               Three Months Ended
                                        --------------------------------
                                        September 28,      September 29,          %
                                             2002              2001            Change
                                        -------------      -------------       ------
                                             (Dollars in millions)
Net revenues
   Manufacturing net sales                  $302.0            $362.0            (17%)
   Retail net sales                          105.4             119.6            (12%)
   Financial services revenues                 0.5                --
   Less: intercompany                        (33.8)            (54.0)
                                            ------            ------
   Total net revenues                       $374.1            $427.6            (13%)
                                            ======            ======

Gross margin                                $ 44.7            $ 77.5            (42%)
SG&A                                          57.4              67.5            (15%)
Financial services operating costs             3.5                --
Restructuring charges                         31.6                --
                                            ------            ------
Operating income (loss)                     $(47.8)           $ 10.0
                                            ======            ======

As a percent of revenues
  Gross margin                                12.0%             18.1%
  SG&A                                        15.4%             15.8%
  Operating income (loss)                    (12.8%)             2.3%

                                                Nine Months Ended
                                         -------------------------------
                                         September 28,     September 29,         %
                                             2002               2001          Change
                                         -------------     -------------      ------
Net revenues
   Manufacturing net sales                 $   882.4        $    973.7           (9%)
   Retail net sales                            282.1             357.5          (21%)
   Financial services revenues                   0.5                 -
   Less: intercompany                         (123.0)           (149.0)
                                           ---------        ----------
   Total net revenues                      $ 1,042.0        $  1,182.2          (12%)
                                           =========        ==========

Gross margin                               $   149.4        $    198.7          (25%)
SG&A                                           181.5             207.2          (12%)
Financial services operating costs               5.4                 -
Goodwill impairment charges                     97.0                 -
Restructuring charges                           36.5               8.7
Gain on debt retirement                         (5.9)                -
                                           ---------        ----------
Operating loss                             $  (165.1)       $    (17.2)
                                           =========        ==========

As a percent of revenues
  Gross margin                                  14.3%             16.8%
  SG&A                                          17.4%             17.5%
  Operating loss                               (15.8%)            (1.5%)

Net sales for the quarter and year-to-date periods ended September 28, 2002 decreased from the same periods in 2001 due primarily to operating fewer retail sales centers and manufacturing facilities and decreasing manufacturing and retail sales volumes, partially offset by sales price increases in both the manufacturing and retail segments. At September 28, 2002, we were operating 39 manufacturing facilities and 116 sales centers compared to 49 manufacturing facilities and 229 sales centers at September 29, 2001. Sales in the nine months of 2002 were affected by the continuing reduction in chattel lending availability, the effects of Conseco and Deutsche withdrawing from the wholesale floor plan lending business, continuing high industry repossession levels, an uncertain economic outlook and Texas legislation which limits consumer use of chattel financing to purchase a manufactured home.

Gross margin dollars for the three months ended September 28, 2002 declined $32.7 million from the comparable quarter of 2001, of which approximately $10 million is due to lower sales volumes in 2002 versus 2001, $11.3 million is due to restructuring charges (see additional discussion under "Restructuring Charges") and $5.6 million is due to an increase to our self-insurance reserves based on an actuarial study completed by an independent third party during the third quarter. Excluding the restructuring charges and the adjustment to the self-insurance reserves, gross margin as a percent of sales declined from 18.1% in the third quarter of 2001 to 16.5% in the third quarter of 2002. This decline is due to a higher manufacturing overhead rate related to fixed costs, inefficiencies from lower production volumes and lower backlogs, and increased manufacturing material costs, partially offset by increased wholesale and retail average sales prices. Gross margin dollars for the nine months ended September 28, 2002 declined $49.2 million from the comparable period of 2001 primarily due to the $140 million decline in consolidated net sales and the restructuring charges and self-insurance reserves mentioned above. Gross margin for the nine-month period declined as a percent of sales due to the same factors that affected the third quarter, as discussed above.

Third quarter 2002 selling, general and administrative expenses ("SG&A") declined by $10.0 million due to the reduction in sales and the operation of fewer manufacturing facilities and sales centers. In addition, SG&A in 2001 included a $3.7 million charge for estimated losses on retail finance loans and costs to transition existing loans to alternative financing sources, as well as $2.9 million of goodwill amortization, which was not incurred in 2002 as a result of implementing SFAS No. 142 in January 2002. The current quarter SG&A increased as a percentage of sales versus the third quarter 2001, excluding the charge for losses on retail finance loans and goodwill amortization. This increase is primarily due to stable fixed costs versus lower sales volumes. SG&A for the nine-month period ended September 28, 2002 decreased 12% versus the prior year, primarily due to the same factors that affected the third quarter, as discussed above.

Results for the nine months ended September 28, 2002 include non-cash charges of $97 million for retail goodwill impairments and $122.9 million for a 100% deferred tax asset valuation allowance. See additional discussion under "Accounting Estimates and Assumptions." The nine months ended September 28, 2002 operating results also include a gain on extinguishment of debt totaling $5.9 million as we purchased and retired $30 million of our Senior Notes due 2009 for approximately $23.8 million.


RESTRUCTURING CHARGES

As a result of the industry conditions mentioned above and their effects on our sales volume and operating results, during the third quarter we closed and consolidated 65 retail sales centers and seven manufacturing facilities, and eliminated 19 employees from our corporate office staff. In addition, as of October 1, 2002, we sold our 25% interest in the SunChamp joint venture, which consisted of 11 leased communities, to Sun Communities Inc. and will be closing our communities management and development operations in the fourth quarter of 2002. In the third quarter of 2002, we recorded charges totaling $42.9 million for these restructuring actions. Restructuring charges for the three and nine months ended September 28, 2002 and September 29, 2001 were as follows:

                                                              September 28, 2002
                                                        --------------------------------
                                                        Three Months         Nine Months
                                                           Ended               Ended
                                                        ------------        ------------
                                                                (In thousands)
Manufacturing restructuring charges:
  Fixed asset impairment charges                        $    19,500         $    19,500
  Inventory charges                                           1,500               1,500
  Warranty costs                                              3,500               3,500
  Severance costs                                             1,800               1,800
                                                        -----------         -----------
    Total manufacturing charges                              26,300              26,300
                                                        -----------         -----------
Retail restructuring charges:
  Fixed asset impairment charges                              5,000               6,900
  Inventory charges                                           6,300               6,300
  Lease termination costs                                     1,800               3,000
  Other closing costs                                           900               2,700
                                                        -----------         -----------
    Total retail charges                                     14,000              18,900
                                                        -----------         -----------
Development restructuring charges:
  Severance costs                                             1,200               1,200
  Asset impairment charges                                    1,100               1,100
                                                        -----------         -----------
    Total development charges                                 2,300               2,300
                                                        -----------         -----------
Corporate office severance costs                                300                 300
                                                        -----------         -----------
                                                        $    42,900         $    47,800
                                                        ===========         ===========

                                                              September 29, 2001
                                                        --------------------------------
                                                        Three Months         Nine Months
                                                           Ended               Ended
                                                        ------------        ------------
                                                                (In thousands)
  Manufacturing fixed asset impairment charges          $         -         $     3,300
  Retail restructuring charges:
    Fixed asset impairment charges                                -               3,200
    Lease termination costs                                       -               1,200
    Other closing costs                                           -               1,000
                                                        -----------         -----------
      Total retail charges                                        -               5,400
                                                        -----------         -----------
                                                        $         -         $     8,700
                                                        ===========         ===========


Inventory charges and warranty costs are included in cost of goods sold while fixed asset impairment charges, severance costs, lease termination charges, other asset impairments and other closing costs are included in SG&A.

The manufacturing fixed asset impairment charges are primarily to reduce the carrying value of permanently closed facilities to estimated sales value. Manufacturing inventory charges are for obsolescence related to the consolidation of product lines and models as a result of the seven plant closings in the quarter and the elimination of stock keeping units. Manufacturing severance costs are related to the termination of substantially all the employees at the seven manufacturing facilities closed in the quarter and include payments made to hourly employees under the Worker Adjustment and Retraining Notification Act and severance payments to qualifying salaried employees. Approximately 1,050 employees were terminated at these seven facilities and all of the severance costs had been paid by quarter end.

Retail lease termination charges consist of accruals of future lease payments or settlements for closed sales centers. The unpaid portion of the third quarter 2002 lease termination charges totaled $0.9 million at September 28, 2002. Fixed asset impairment charges are due to writing off the net book value of leasehold improvements that were abandoned at the closed sales centers. Inventory charges represent estimated losses for the bulk sale of certain new home inventory at closed sales centers and estimated lower of cost or market charges for inventory of land and park spaces and improvements for closed sales centers. During the quarter 131 new homes were liquidated in bulk sales resulting in losses totaling $1.0 million. Approximately 360 retail employees were terminated as a result of the third quarter sales center closings.

Development restructuring charges include an $0.8 million loss on the sale of SunChamp, fixed asset impairment charges of $0.3 million for the abandonment of leasehold improvements, and severance costs to be paid in the fourth quarter of 2002 to certain key management of the development operations. The closure of development operations will result in a reduction of 55 employees.

In October 2002, we idled two additional manufacturing facilities without incurring significant costs. Including the October closures, we had 24 closed manufacturing facilities of which 16 were permanent closures which were for sale. In October 2002, we completed the sale of five of the closed plants for net proceeds of $3.0 million. Before the end of the 2002 fiscal year, we plan to close 15 to 20 additional retail sales centers and incur estimated charges of $5 million to $6 million.

MANUFACTURING OPERATIONS

                                                      Three Months Ended
                                               --------------------------------
                                               September 28,      September 29,        %
                                                    2002              2001           Change
                                               -------------      -------------      ------
Net sales (in millions)                           $   302.0         $  362.0          (17%)
EBITA (loss) (in millions)                        $  (17.8)         $   25.9         (169%)
EBITA (loss) margin %                                (5.9%)             7.2%
Homes sold                                            8,411           10,941          (23%)
Floors sold                                          15,629           19,804          (21%)
Multi-section mix                                       82%              77%
Average home price                                $  34,600         $ 31,700            9%

                                                       Nine Months Ended
                                               --------------------------------
                                               September 28,      September 29,        %
                                                    2002              2001           Change
                                               -------------      -------------      ------
Net sales (in millions)                           $   882.4         $  973.7           (9%)
EBITA (loss) (in millions)                        $   (6.1)         $   34.8         (117%)
EBITA (loss) margin %                                (0.7%)             3.6%
Homes sold                                           25,280           30,069          (16%)
Floors sold                                          46,842           54,016          (13%)
Multi-section mix                                       81%              76%
Average home price                                $  33,600         $ 31,100            8%
Manufacturing facilities at period end                   39               49          (20%)


Manufacturing net sales for the quarter ended September 28, 2002 decreased 17% compared to the third quarter of 2001 as a result of selling 23% fewer homes partially offset by a 9% increase in average selling prices. With the closure of seven manufacturing facilities during the third quarter, we were operating 20% fewer facilities at the end of third quarter 2002 versus 2001. Manufacturing sales for the nine months ended September 28, 2002 decreased 9% compared to the same period last year due to a 16% decrease in the number of homes sold partially offset by an 8% increase in average home selling price. For the quarter and nine months ended September 28, 2002, our shipments of HUD code homes declined 25% and 18%, respectively, from shipments last year. For the quarter and nine months ended September 28, 2002, our shipments of non-HUD code homes were comparable to and increased 13%, respectively, from shipments in the comparable periods of 2001. Sales from our manufacturing facilities in Texas declined approximately $22 million or 57% and $46 million or 44%, respectively, in the quarter and nine-month period ended September 28, 2002, as compared to the same periods of 2001. Manufacturing sales volume was affected by the continuing reduction of chattel lending available to consumers, an uncertain economic outlook,

Texas legislation which limits consumer use of chattel financing to purchase a manufactured home, a reduced number of company-owned retail sales centers and the effects of Conseco and Deutsche withdrawing from the floor plan lending business. Conseco had been the manufactured housing industry's largest floor plan lender. In April 2002, Conseco stopped approving and funding new floor plan requests. In May 2002, Conseco announced its withdrawal from the floor plan lending business, to be completed by December 31, 2002, and asked its retail customers to pay off their floor plan balances by mid-July 2002, or enter into arrangements to pay off their balances by December 31, 2002. In September 2002, Deutsche announced that it is liquidating its manufactured housing floor plan lending portfolio. Deutsche no longer approves floor plan loans and will not fund loans after November 15, 2002. We believe our wholesale shipments in the quarter were impacted as independent retailers transitioned to alternative floor plan lenders. Of our total wholesale shipments for the quarter, 89% were to independent retailers and builders/developers and 11% were to our company-owned sales centers.

According to data reported by the National Conference of States on Building Codes and Standards, U.S. industry wholesale shipments of HUD code homes for the first nine months of 2002 declined 9% from shipments in the comparable 2001 period.

Manufacturing EBITA in the three and nine months ended September 28, 2002 decreased $43.7 million and $40.9 million, respectively, from the prior year periods, primarily due to $26.3 million of restructuring charges (see additional discussion under "Restructuring Charges"), $5.6 million of additional self-insurance reserves and reduced gross margin dollars as a result of reduced sales. For the three and nine months ended September 28, 2002, manufacturing EBITA as a percent of sales declined 13.1% and 4.3%, respectively, from the comparable periods of 2001 due to the restructuring charges, the self-insurance reserves, a higher overhead rate related to fixed costs, inefficiencies from lower production volumes and lower backlogs, and fixed SG&A costs versus lower sales volumes.

Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled wholesale orders for housing at September 28, 2002 totaled approximately $41 million at the 39 plants then operated, compared to $54 million at 49 plants at September 29, 2001.

RETAIL OPERATIONS

                                                                     Three Months Ended
                                                              --------------------------------
                                                              September 28,      September 29,          %
                                                                  2002                2001           Change
                                                              -------------      -------------       ------
Net sales (in millions)                                         $  105.4           $  119.6           (12%)
EBITA (loss) (in millions)                                      $  (19.6)          $   (6.1)         (222%)
EBITA (loss) margin %                                             (18.6%)             (5.1%)
New homes sold                                                     1,648              1,990           (17%)
Pre-owned homes sold                                                 410                461           (11%)
Total homes sold                                                   2,058              2,451           (16%)
% Champion-produced new homes sold                                   96%                91%
New home multi-section mix                                           82%                73%
Average new home price                                          $ 60,100           $ 56,600             6%
Average number of new homes sold per
  sales center per month, excluding bulk sales of                    3.4                2.9            17%
  131 homes from closed locations in 2002

                                                                      Nine Months Ended
                                                              --------------------------------
                                                              September 28,      September 29,          %
                                                                  2002                2001           Change
                                                              -------------      -------------       ------
Net sales (in millions)                                         $  282.1           $  357.5           (21%)
EBITA (loss) (in millions)                                      $  (41.5)          $  (22.7)          (82%)
EBITA (loss) margin %                                             (14.7%)             (6.4%)
New homes sold                                                     4,272              5,997           (29%)
Pre-owned homes sold                                               1,133              1,503           (25%)
Total homes sold                                                   5,405              7,500           (28%)
% Champion-produced new homes sold                                   96%                87%
New home multi-section mix                                           80%                71%
Average new home price                                          $ 61,400           $ 56,000            10%
Average number of new homes sold per
  sales center per month, excluding bulk sales of                    2.5                2.8           (11%)
   131 homes from closed locations in 2002
Average number of new homes in inventory
  per sales center at period end                                      20                 13            54%
Full-service sales centers at period end                             116                229           (49%)


 Retail sales for the three and nine months ended September 28, 2002 decreased 12% and 21%, respectively, versus the same periods last year due to a 17% and 29% decline in new home sales, respectively, partially offset by higher average selling prices. The decrease in homes sold is primarily due to our operating fewer sales centers. Since the beginning of 2002, we have closed 102 retail locations, of which 65 were closed in the third quarter. During the third quarter we operated an average of 149 sales centers, 35% lower than the average of 230 sales centers operated in the third quarter of 2001. At September 28, 2002, we operated 116 traditional full-service retail sales centers, as well as 28 limited outlets specializing in sales to manufactured housing communities. The average number of new homes sold per sales center per month and average number of homes in inventory per sales center at period end are based on the total new homes sold and total inventory of new homes, respectively, divided by the number of full-service sales centers. The average number of new homes sold per sales center during the third quarter of 2002 increased 17% versus last year due to the closing of under-performing sales centers. The average number of new homes in inventory per sales center at September 28, 2002 increased versus last year due to unsold inventory from sales centers closed during the quarter.

Sales during the first nine months of 2002 were affected by the continuing reduction of chattel lending availability, the high level of repossessed homes available in the marketplace, the lengthening of the sales cycle because of the industry shift to more real estate mortgages, an uncertain economic outlook and Texas legislation, effective in 2002, that limits consumer use of chattel financing to purchase a manufactured home. Approximately 21% of our company-owned retail sales centers are located in Texas. Our retail sales in Texas declined approximately $11 million or 38% and $39 million or 44%, respectively, in the three and nine-month periods ended September 28, 2002, versus the comparable periods of 2001. Average selling prices increased due in part to our selling a greater proportion of higher priced, multi-section homes. Based on data reported by Statistical Surveys, Inc., and our estimates, we believe that industry retail sales of new homes in the first eight months of 2002 dropped approximately 8% from prior year levels.

Retail EBITA (loss) for the quarter ended September 28, 2002 worsened by $13.5 million compared to the third quarter of 2001. During the third quarter, we closed 65 retail sales centers and recorded $14.0 million of restructuring charges. See additional discussion under "Restructuring Charges". Reduced gross margin from lower sales volume was offset by reduced SG&A as a result of operating fewer sales centers. The quarter ended September 29, 2001 included a $3.7 million charge for estimated losses on retail finance loans and costs to transition existing loans to alternative financing sources. Retail EBITA (loss) for the nine months ended September 28, 2002 declined $18.7 million versus the prior year. Results for the nine months ended September 28, 2002 include $18.9 million of restructuring charges. See additional discussion under "Restructuring Charges". The comparable period one-year ago includes $5.4 million of costs to close 31 sales centers and $3.7 million of estimated losses on retail finance loans and costs to transition existing loans to alternative financing sources. The balance of the reduction in EBITA (loss) for the nine-month period is due to lower gross margin due to a $75 million reduction in sales, partially offset by lower SG&A due to operating fewer sales centers.


INTEREST EXPENSE

Interest expense increased by $2.1 million and $1.6 million, for the quarter and nine months ended September 28, 2002, respectively, as compared to the comparable periods of 2001. Interest expense in the quarter and nine months increased by $4.2 million and $7.4 million, respectively, due to issuance in April 2002 of $150 million of 11.25% Senior Notes due 2007. Interest expense in the quarter and nine months decreased by $2.1 million and $5.3 million, respectively, due to lower levels of floor plan borrowings and the repurchase, during the quarter ended June 29, 2002, of $30 million of 7.625% Senior Notes due 2009. In addition, interest on other debt is $0.5 million less in the nine-months ended September 28, 2002 versus the nine months ended September 29, 2001.

INCOME TAXES

Our effective income tax rate in 2002 is affected by a valuation allowance for 100% of our deferred tax assets, which totaled $122.9 million at September 28, 2002. Tax benefits recorded for the remainder of the year will be for estimated tax losses which can be carried back for refunds of taxes previously paid. We will not record any tax benefits for financial losses that are not tax losses in 2002. The effective tax rate for the quarter ended September 28, 2002 differs from the 35% federal statutory rate due to estimated temporary differences that will not be deductible this year. Any differences between these current estimates and actual values determined at year end will be accounted for in the fourth quarter 2002 effective tax rate.

CONTINGENT REPURCHASE OBLIGATIONS

We are contingently obligated under repurchase agreements with certain lending institutions that provide wholesale floor plan financing to independent retailers. We use information from the primary national floor plan lenders to estimate our contingent repurchase obligation. With the exit of certain national floor plan lenders from the industry and the shift to alternative retail inventory financing sources, the estimate of our contingent repurchase obligation may not be precise. At September 28, 2002 we estimate our contingent repurchase obligation was approximately $250 million, without reduction for the resale value of the homes. For the nine months ended September 28, 2002, Champion paid $6.0 million and incurred losses of $0.9 million for the repurchase of 203 homes. In the same period last year, the Company paid $18.5 million and incurred losses of $3.5 million for the repurchase of 616 homes. Our maximum contingent repurchase obligation has been declining due to reduced inventory at our independent retailers and due to an estimated 40% of independent retailer inventory being financed at local banks, from whom we have historically suffered only negligible repurchase losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $92.4 million at September 28, 2002. For the nine months ended September 28, 2002, $145 million was provided by the net proceeds from the issuance of the Senior Notes due 2007, $23.8 million from the net proceeds of the preferred stock issuance and $18 million from proceeds on the Company's warehouse facility placements. Expenditures during the first nine months of 2002 included $0.3 million of net cash used for operations, $62 million to reduce floor plan borrowings, $36 million to cash collateralize our letters of credit, $28 million in finance loans receivable, $24 million for the repurchase of Senior Notes due 2009, $8 million for acquisition related payments, $5 million for capital improvements and $2 million for investments in and advances to unconsolidated subsidiaries.

During 2002, accounts receivable and accounts payable increased due to year-end levels generally being low due to seasonality, holidays and vacations. Inventories have declined $26 million due to the closure of 102 retail sales centers and ten manufacturing facilities. Other current assets increased due to cash collateral deposits totaling $13.4 million made for insurance and surety bond requirements and refundable income taxes related to the tax benefit of our current year-to-date operating loss partially offset by the $17.5 million income tax refund received during the second quarter of 2002. Other non-current assets increased due to the increase in deferred financing costs associated with the Senior Notes due 2007 and the warehouse credit facility.

During the nine months ended September 28, 2002, the following transactions were completed:

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

- One of our subsidiaries issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. The net proceeds from the offering of approximately $145 million were used to finance the acquisition of the manufactured housing loan origination business of CIT Group/Sales Financing, Inc. ("CIT"), to repay a portion of our debt, including a significant portion of our floor plan payable, to provide working capital for our existing business segments and our new consumer financing business, and for general corporate purposes. The Senior Notes due 2007 contain covenants, which among other things limit the Company's ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. The debt incurrence covenant in the Notes currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers' acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effects at September 28, 2002, on a working capital line of credit when combined with limits in our Senior Notes due 2009, is a limit of approximately $110 million of which no more than approximately $70 million of cash borrowings could be secured debt.

- We completed the acquisition of the manufactured housing loan origination business of CIT for approximately $5 million.

- We arranged a $150 million warehouse facility to support our finance company's operations. Consumer loans originated by our finance company will be sold in exchange for cash proceeds under the warehouse line.

- We purchased and retired $30 million of our Senior Notes due 2009 for approximately $23.8 million plus accrued interest of $1.0 million.

- We repaid approximately $62 million of our floor plan borrowings, including all amounts with Conseco and all but $1.6 million with Deutsche.

We have historically used demand borrowings from floor plan lenders to finance a significant portion of our retail inventory of new homes. We intend to maintain floor plan lines of credit totaling approximately $25 million with two floor plan lenders and are pursuing additional floor plan lines of credit with other lenders. Our outstanding balance of floor plan borrowings at September 28, 2002 totaled approximately $9 million.

We plan to spend less than $10 million in 2002 on capital expenditures.

From time to time, as a sufficient amount of manufactured home loans and contracts that satisfy established underwriting guidelines are accumulated, we expect the warehouse facility will be repaid, in whole or in part, with proceeds from the sale of debt obligations or other securities in the asset-backed securities markets. We expect these debt obligations or other securities will be secured by the underlying manufactured home loans and contracts purchased by the consolidated special purpose entities from our new consumer finance business. Alternatively, we may also seek to sell some or all of the loans funded by the warehouse facility from time to time through privately negotiated whole loan sale transactions.

The warehouse facility contains covenants requiring the Company to maintain minimum interest coverage ratios and adjusted tangible net worth, as defined therein; maintain certain minimum unsecured debt ratings from two of the national ratings agencies; and perform certain other duties thereunder. During the quarter ended September 28, 2002, the consolidated third party special purpose entity entered into waiver agreements and an amendment to cure its noncompliance with the minimum interest coverage ratio covenant for the quarter ended June 29, 2002, to cure noncompliance with the minimum adjusted tangible net worth covenant as of June 29, 2002, and to provide for lower interest coverage ratio and minimum tangible net worth requirements for the remainder of the warehouse facility term.

In August 2002, Moody's Investors Service and Standard & Poor's announced that they had placed under review, for possible downgrade, the Company's senior implied credit ratings and the ratings on the Company's Senior Notes due 2007 and Senior Notes due 2009. In September 2002, Moody's completed its review by confirming the Company's existing ratings and changing its outlook from stable to negative. The Company remains under review by Standard and Poor's. Because the $150 million warehouse facility arranged by the Company in April 2002 requires that we maintain certain minimum unsecured debt ratings, a negative ratings action by Moody's or Standard & Poor's could cause a termination event under that facility. A negative ratings action also could affect the Company's ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in the Company having to place additional collateral related thereto.

We may again become noncompliant with one or more of the warehouse facility covenants, which, if not cured or amended, would result in a termination event under the facility. In a termination event, the agent bank could discontinue making further advances under the facility and enact alternate "waterfall" provisions thereunder that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. If the agent were to discontinue further advances, we would seek other sources of capital for our consumer finance operations.

We also have a $15 million floor plan financing facility that contains a covenant requiring us to maintain minimum unencumbered cash and cash equivalents, as defined. We may become noncompliant with this covenant, which could result in the lender terminating the credit line and causing such debt to become immediately due and payable. As of September 28, 2002, the Company had approximately $1.7 million outstanding under this facility. In October 2002, the Company borrowed an additional $10.6 million under this facility.

Our taxable loss for 2002 is expected to result in a tax refund of greater than $40 million in 2003.

We believe that our cash balances, cash flows from operations, availability under our floor plan arrangements, proceeds under our warehouse facility from sales of consumer loans originated by our new finance business, and proceeds from expected asset-backed securitizations in the capital markets or whole loan sales of loans originated, will be adequate to meet our anticipated financing needs, operating requirements and capital expenditures for the next twelve months. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

We had significant contingent obligations at September 28, 2002, including an estimated wholesale repurchase obligation of approximately $250 million, surety bonds and letters of credit totaling $31 million (net of $45 million of cash collateral) and guarantees by certain of our consolidated subsidiaries of $6.6 million of debt of unconsolidated subsidiaries. In addition, the Company is contingently liable under an unconditional guaranty of a consolidated third party special purpose entity's $150 million warehouse facility to support our finance company's operations in an amount limited to $15 million. At September 28, 2002, $17.9 million was outstanding under the warehouse facility and is reflected in our consolidated balance sheet. If we were required to fund a material amount of these contingent obligations, our liquidity would be adversely affected.

Subsequent to quarter end, we issued an additional $13.1 million of cash collateralized letters of credit as further security for surety bonds. Subsequent to quarter end, through November 8, 2002, the holder of the Series B-1 cumulative convertible preferred stock redeemed $6 million of such preferred stock for 1.06 million shares of common stock. In October 2002, we also completed the sale of five of our closed manufacturing facilities for net proceeds of $3.0 million.

During the quarter ended June 29, 2002, we purchased and retired $30 million of our Senior Notes due 2009 for $23.8 million. Our two issuances of Senior Notes continue to trade at significant discounts to their respective face values. We continuously evaluate the most efficient use of our capital, including without limitation purchasing, refinancing or otherwise retiring our outstanding indebtedness, debt exchanges, restructuring of obligations, financings, and issuances of securities, whether in the open market or by other means and to the extent permitted by our financing arrangements. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

ENTRY INTO CONSUMER FINANCE BUSINESS

In April 2002, we acquired CIT's manufactured housing consumer loan origination business and certain related agreements for approximately $5 million. This business operates as HomePride Finance Corp. ("HPFC"), an indirect wholly owned subsidiary of the Company. With this transaction we acquired $0.5 million of fixed assets, were assigned two office leases and obtained the operating procedures and policies and the customer lists for the business. We did not purchase any of the loan portfolios or related obligations of CIT's loan origination business. The CIT loan origination platform has technologically advanced systems, with nearly 100% of loan applications received through the Internet. We have entered into agreements whereby, for a period of three years, CIT is providing its loan origination and servicing systems to us and is servicing the loans we originate. We have agreed to pay CIT $249,000 annually plus a monthly servicing fee based on 8.33 basis points of loans receivable up to $200 million and 6.25 basis points on loans receivable in excess of $200 million and a monthly loan origination fee based on 25 to 50 basis points of the amount of loans originated, subject to a minimum fee of $100,000 per month.

We arranged a $150 million warehouse facility to support our finance company's operations. The warehouse facility is a Receivables Purchase Agreement executed by and among GSS HomePride Corp. (GSS), a third-party special purpose entity; HomePride Finance Corp., an indirectly wholly-owned subsidiary of Champion Enterprises, Inc.; The CIT Group/Sales Financing, Inc.; Greenwich Funding Corp.; and Credit Suisse First Boston, New York Branch (CSFB). Other financial institutions may be added to the facility as lenders in the future. The facility has a one year term and provides for up to $150 million of revolving credit availability to GSS based on, and secured by, manufactured home loans and contracts.

HomePride Funding Corp., a wholly owned subsidiary of HomePride Finance Corp., acquires manufactured home loans from HomePride Finance Corp., then may sell such loans to GSS. Under the warehouse facility, GSS sells pools of these loans to Greenwich Funding Corp. and/or CSFB in exchange for 76% to 78% of the face value of the loans plus specified residual interest in cash flows from the loans. GSS also retains take-out rights through which it may repurchase loans sold through the facility.

GSS is a wholly-owned subsidiary of Global Securitization Services, LLC, an unrelated entity. GSS is a bankruptcy-remote entity that takes title to the manufacturing home loans it purchases and is able to sell them, unencumbered, to Greenwich Funding Corp. and/or CSFB. As such, GSS facilitates Greenwich Funding Corp. and CSFB taking clear title to the loans.

GSS uses proceeds from the warehouse facility to fund a portion of the purchase price of the manufactured home loans it acquires from HomePride Funding Corp. GSS finances the remainder of the purchase price through a subordinated note issued to HomePride Funding Corp. HomePride Funding Corp., in turn, uses the cash proceeds received from GSS to pay a portion of the purchase price of the loans and contracts from HomePride Finance Corp. HomePride Finance Corp. uses these proceeds, other cash from operations and a portion of the proceeds from the issuance of the Senior Notes due 2007 to purchase manufactured home loans and contracts from company-owned and independent retailers.

We have used a portion of the proceeds of the April 2002 issuance of $150 million of Senior Notes due 2007, together with cash from operations and proceeds from the sale of manufactured home loans and contracts in connection with the warehouse facility, to provide working capital for our consumer finance business. We expect long-term financing to be provided by asset-backed securitization transactions in the capital markets. Alternatively, we may also seek to sell some or all of the loans funded by the warehouse facility from time to time through privately negotiated whole loan sale transactions.

We intend to structure sales of originated consumer loans under our warehouse facility and asset-backed securitizations in the capital markets as collateralized financing transactions under generally accepted accounting principles ("GAAP"). Under GAAP, our consolidated balance sheet reflects the related consumer loans as receivables, and proceeds from the sales of consumer loans through the warehouse facility and securitizations as collateralized borrowings. Our consolidated income statement will reflect interest income and other income earned from holding the consumer loans as finance revenues. Finance costs and expenses include or will include interest expense from indebtedness under the warehouse facility and securitizations, provision for credit losses, gain or loss on whole loan sale transactions and operating costs.


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

Goodwill

The Company tests for goodwill impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company evaluates each reporting unit's fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit's fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, the number of retail sales centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. As a result of the continued downturn in the manufactured housing industry, in the first ten months of 2002 we closed 102 retail sales centers and 12 manufacturing facilities. In connection with the significant reduction in our retail operations, the Company re-evaluated the fair value of its retail goodwill in accordance with SFAS No.
142. As a result, we recorded a non-cash impairment charge of $97 million for retail goodwill in the quarter ended June 29, 2002. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could continue to have a material adverse impact on future operating results.

Deferred Tax Assets

Deferred tax assets and liabilities are determined based on the differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the realizability of its deferred tax assets based on the requirements established in SFAS No. 109, "Accounting for Income Taxes," which requires the recording of a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states, "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." We incurred pretax losses in 2000 and 2001 and through the nine months of 2002 totaling $446 million, including goodwill impairment charges of $97 million in 2002 and $190 million in 2000. Our industry continues to be challenged by limited availability of consumer chattel financing, high industry repossession levels, reductions in wholesale floor plan lending availability and an uncertain economic outlook, resulting in a continued decline in wholesale shipments and retail sales. In the absence of specific favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, after consideration of these factors, in the quarter ended June 29, 2002, we provided a 100% valuation allowance against our deferred tax assets, which totaled $120 million and an additional $2.9 million in the third quarter. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

Because provisions in the tax law allow us to receive a carryback refund for taxable losses incurred in 2002, in determining the amount of the deferred tax asset valuation allowance we had to estimate the current tax deductibility of certain costs and charges. These estimates are subject to change. Any differences between these current estimates and actual values determined at the end of this fiscal year will result in a change to the valuation allowance which will be reflected in results of operations in the fourth quarter of the year.

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

Reserves for Self-Insured Risks

The Company is self-insured for a significant portion of its workers' compensation, general and products, auto liability, health and property insurance. Under our current self-insurance program we are generally responsible for up to $500,000 per claim for workers' compensation and automobile liability claims, up to $1.5 million per claim for product liability and general liability claims and up to $2.0 million per claim for property insurance claims including business interruption losses. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for 100% of health insurance claims. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history, and inflation as well as estimates provided by the Company's outside insurance broker and carrier, which historically have been greater than the Company's own estimates. During the third quarter ended September 28, 2002, the Company recorded a pretax charge of $5.6 million to increase its self-insurance reserves based on an actuarial study completed by an independent third party during the third quarter. A significant change in the factors described above could have a material adverse impact on future operating results.

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

         As of September 28, 2002, we had long-term debt of approximately $345 million, floor plan payables of approximately $9 million and warehouse borrowings of a consolidated third party entity of approximately $18 million. This indebtedness could, among other things:

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

         In addition, our future cash flows may be insufficient to meet our debt service and other obligations. Our business may not generate sufficient cash flows from operations and proceeds may not be available to us from sales of manufactured home loans and contracts in connection with the warehouse facility and asset-backed securitization or whole loan sale transactions in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. The factors that affect our ability to generate cash can also affect our ability to raise additional funds through the sale of equity securities, the refinancing of debt or the sale of assets.

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

         Since mid-1999 the manufactured housing industry has experienced declining wholesale shipments, tightened consumer credit standards, excess retail locations and inventory, reduced consumer financing availability, high repossession levels, higher interest rates on manufactured housing loans, a reduced number of wholesale lenders in the industry and an uncertain economic outlook. Based on reports published by the National Conference of States on Building Codes and Standards, or NCSBCS, industry wholesale shipments of manufactured housing decreased 9% for the first nine months of 2002 versus 2001, 23% from 2000 to 2001 and 28% from 1999 to 2000. Based on data reported by Statistical Surveys, Inc. and other sources, we estimate that industry retail sales of new homes declined 8% for the first eight months of 2002 versus 2001, 25% from 2000 to 2001 and 17% from 1999 to 2000. In addition, we estimate approximately 4,000 retail locations, or approximately 45% of industry locations, and 150 manufacturing facilities, or approximately 45% of industry manufacturing facilities, have closed since mid-1999. Largely as a result of these industry conditions, since mid-1999 we have closed 31 homebuilding facilities in an attempt to return to profitability. Since June 2000, we have closed 197 retail sales centers. These downsizing efforts have resulted in restructuring charges. Additionally, in 2000 and 2002 we recorded goodwill impairment charges totaling $287 million and in 2002 recorded a valuation allowance for 100% of our deferred tax assets, or $122.9 million. For the first nine months of 2002, we have reported pretax losses of $87.2 million excluding goodwill impairment charges. In 2001 and 2000, we reported pretax losses of $41.3 million and $30.6 million, respectively, excluding goodwill impairment charges. If the current downturn in the industry continues, our sales could continue to decline and we may incur further losses including additional closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

COMMON STOCK AND SENIOR NOTES VALUES - OUR COMMON STOCK PRICE IS DEPRESSED AND MAY CONTINUE TO DECLINE OR BE HIGHLY VOLATILE GIVEN CURRENT INDUSTRY AND ECONOMIC CONDITIONS. OUR SENIOR NOTES ARE TRADING AT SIGNIFICANT DISCOUNTS TO FACE VALUE.

         Our Company's closing common stock price was $27.38 on January 2, 1999, before the industry downturn in mid-1999. The trading value of our stock has declined to $2.60 as of September 27, 2002. Additionally, our two issuances of Senior Notes continue to trade at significant discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion's and our competitors' operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market's perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact our common stock and Senior Notes market prices in the future.

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

         The consumers who buy our homes have historically secured retail financing from third party lenders. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan maturity than a consumer seeking to finance the purchase of land and the home. Manufactured home chattel financing is at times more difficult to obtain than financing for site-built homes. Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which has reduced lending volumes and caused our sales to decline. Conseco Finance Corp.

("Conseco") has historically been one of the largest chattel finance companies in the manufactured housing industry. In October 2002, Conseco discontinued providing conventional chattel financing, except in very limited circumstances, for the manufactured housing industry. If chattel financing were to become further curtailed or unavailable, we may experience further retail and manufacturing sales declines.

WHOLESALE FINANCING AVAILABILITY - REDUCED NUMBER OF FLOOR PLAN LENDERS AND REDUCED AMOUNT OF CREDIT ALLOWED TO INDUSTRY RETAILERS MAY RESULT IN LOWER INVENTORY LEVELS AND LOWER SALES AT OUR INDEPENDENT RETAILERS AND FEWER SALES CENTERS, WHICH COULD ALSO AFFECT OUR LEVEL OF WHOLESALE SHIPMENTS TO THESE RETAILERS.

         Independent retailers of our manufactured homes generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The number of floor plan lenders and their lending limits affect the availability of wholesale financing. During the past five years some wholesale lenders have exited the industry or curtailed their floor plan operations while a smaller number have entered or expanded their floor plan operations. Conseco has historically been the largest floor plan lender, previously providing about 25% of the industry's wholesale financing. Conseco discontinued approving and funding new floor plan loan requests commencing April 2002. In May 2002, Conseco announced its intention to withdraw from the floor plan lending business and asked its retail customers to pay off their floor plan balances by mid-July 2002, or enter into an arrangement to pay off their balances by December 31, 2002. With Conseco's exit, Deutsche Financial Services ("Deutsche") became the largest floor-plan lender, providing approximately 20% of the industry's wholesale financing. In September 2002, Deutsche announced that it was liquidating its manufactured housing floor plan lending portfolio. Deutsche no longer approves loans and will not fund loans after November 15, 2002. At September 28, 2002, our independent retailers had approximately $84 million of floor plan loans for Champion-built homes outstanding with Deutsche. Of this total, about $63 million is still under our repurchase obligation.

The remaining floor plan lenders or new floor plan lenders entering the industry may change the terms of their loans as compared to the traditional terms of industry floor plan loans. These changes could include higher interest rates, smaller advance rates, earlier or more significant principal payments or longer repurchase periods for the manufacturers. Therefore, industry retailers may be faced with tightened floor plan terms and weaker retailers may not qualify for floor plan financing at all. Reduced availability of floor plan lending or tighter floor plan terms may affect our independent retailers' inventory levels of new homes, their number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent retailers could also be affected by reduced retail inventory levels or reduced number of sales centers.

CONTINGENT LIABILITIES - WE HAVE, AND WILL CONTINUE TO HAVE, SIGNIFICANT CONTINGENT REPURCHASE AND OTHER OBLIGATIONS, SOME OF WHICH MAY BECOME ACTUAL OBLIGATIONS THAT WE MUST REPAY.

         In connection with a floor plan arrangement for our wholesale shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, for a period of 12 to 15 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. We estimate our contingent repurchase obligation at September 28, 2002 was approximately $250 million, before any resale value of the homes. During the first nine months of 2002, we paid $6.0 million and incurred losses of $0.9 million under repurchase agreements related to 203 homes. We may be required to honor some or all of our contingent repurchase obligations in the future and we may suffer additional losses with respect to, and as a consequence of, these repurchase agreements.

         At September 28, 2002, we also had contingent debt obligations, surety bonds and letters of credit totaling $31 million (net of $45 million of cash collateral) and guarantees by certain of our consolidated subsidiaries of $6.6 million of debt of unconsolidated subsidiaries. In October 2002, the Company issued an additional $13.1 million of cash collateralized letters of credit as further security for surety bonds. In addition, the Company is contingently liable under an unconditional guaranty of a consolidated third party special purpose entity's $150 million warehouse facility to support our finance company's operations. The amount of the guaranty is limited to $15 million. If we were required to fund a material amount of these contingent obligations, our liquidity would be adversely affected.

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

         We depend on our cash balances, cash flows from operations, floor plan facilities, surety bond and insurance programs, and proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility, and will depend on anticipated proceeds of asset-backed securitization or whole loan sale transactions, to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry combined with our recent operating results and other changes have decreased sources of floor plan financing and required us to cash collateralize a portion of our surety bond and insurance program needs and our letters of credit.

         If the availability under our floor plan facilities, anticipated proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and asset-backed securitization or whole loan sale transactions or cash flow from operations, including advance rates under floor plan arrangements with our independent retailers, is insufficient to finance our operations and alternative capital is not available or surety bonds become unavailable to us, we may be unable to expand or maintain our operations, and our business, results of operations and financial position could suffer.

         In August 2002, our largest surety bond provider notified us that it was no longer willing to support our surety bond needs at the current level or terms. The related surety bonds total $20.8 million as collateral for our self-insurance program and approximately $14.0 million for general operating purposes. We have previously provided $9.6 million of cash collateral and $3.1 million of letter of credit collateral in support of these surety bonds. In October 2002 we provided an additional $13.1 million of cash collateralized letters of credit in order to retain these surety bond programs with the current provider. If we cannot continue to retain our current provider, we will seek alternative providers. The inability to retain our current provider or obtain alternative bonding sources could have a negative impact on our liquidity of up to $9 million.

ENTRY INTO CONSUMER FINANCE BUSINESS - WE FACE RISKS AS A NEW ENTRANT TO THE CONSUMER FINANCE BUSINESS.

         Although CIT has operated a consumer finance business in the manufactured home sector for over 50 years, and we have obtained the services of most of CIT's former loan origination personnel in this business, we have limited experience operating a consumer finance business and are largely depending on these former CIT personnel. Our previous loan origination business, which we operated through our subsidiary, HomePride Finance Corp., experienced operational control inadequacies, which resulted in the origination of some loans that did not qualify for sale to intended third party institutions. Our ability to increase our loan portfolio in connection with our new consumer finance business depends in part upon our ability to effectively market our consumer finance services to buyers of our manufactured homes and in the same general economic conditions affecting the consumer finance and manufactured housing industries. We may incur losses as we develop our loan portfolio and integrate our consumer finance business into our existing operations. Moreover, due to our limited operating history and non-participation in the securitization market to date, the manufactured home loans and contracts that we seek to securitize may receive lower ratings and may be subject to stricter underwriting standards than those of our competitors that have an established consumer finance record. As a result, we may be required to bear a larger portion of the risk of loss on the financing agreements and may pay higher interest rates than our competitors. Additionally, our lack of experience in the whole loan sale market may impact the proceeds we receive from whole loan sales transactions. If we are unable to operate our consumer finance business profitably, we may be unable to recover accumulated operating losses, which could have a material adverse effect on our results and financial position.

FUNDING FOR OUR NEW CONSUMER FINANCE BUSINESS - WE FACE NUMEROUS RISKS ASSOCIATED WITH THE SECURITIZATION AND WHOLE LOAN SALE PROGRAMS THROUGH WHICH WE INTEND PRIMARILY TO FUND OUR NEW FINANCE OPERATIONS.

         In connection with our new business as an originator of consumer financing for factory-built homes, we require continual access to significant, long- and short-term sources of cash to fund our originations of these manufactured home loans and contracts, interest payments, over-collateralization requirements for loan securitizations and other expenses.

         We are funding our consumer finance business with a portion of the proceeds from the April 2002 issuance of $150 million of Senior Notes due 2007, cash from operations, proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and, ultimately, from asset-backed securitization or whole loan sale transactions in the capital markets. Adverse changes in the securitization and whole loan sale markets, interest rates, the market for factory-built homes or general economic conditions could impair our ability to originate, borrow against, purchase and sell manufactured home loans and contracts on a favorable or timely basis. This could prevent the accumulation of a sufficient number of manufactured home loans and contracts on terms required to securitize the manufactured home loans and contracts in asset-backed securitization transactions, in which case we could be forced to sell at a significant discount or hold manufactured home loans and contracts. Our inability to sell the manufactured home loans and contracts would increase our exposure to the risk of default and delinquency by the borrowers thereunder. The occurrence of any of the foregoing could require us to make cash payments in excess of the funds generated by our loan originations and under loans otherwise acquired by our consumer finance business, which could have a material adverse effect on our results and financial position. If we were unable to make such payments, our business and operations could be severely disrupted.

         If our cash requirements increase beyond those generated by our business and we are unable to increase proceeds available from sales of manufactured home loans and contracts in connection with the warehouse facility or access the securitization or whole loan markets, we may be unable to maintain or increase the volume of our consumer finance business. Our warehouse facility has a one-year term. Although we expect to be able to obtain a replacement facility or renew the facility when it expires, such facility may not be available on favorable terms, if at all. To the extent that we are unable to arrange any facility or other financing, our loan origination activities would be curtailed, which could have a material adverse effect on our results and financial position.

OPERATION OF OUR CONSUMER FINANCE BUSINESS - WE FACE RISKS OF LOSS RELATED TO MANUFACTURED HOME LOANS AND CONTRACTS, INCLUDING RISKS ASSOCIATED WITH DEFAULTS, DELINQUENCIES AND PREPAYMENTS, MANY OF WHICH ARE OUTSIDE OUR CONTROL.

         We face numerous additional risks in connection with our finance operations, many of which are outside our control. Many purchasers of manufactured homes may be deemed to be relatively high credit risks due to various factors, including the lack of or impaired credit histories and limited financial resources. Accordingly, the loans we originate may bear relatively high interest rates and may involve higher default and delinquency rates and servicing costs. In the event that we foreclose on delinquent loans, our ability to sell the underlying collateral to recover or mitigate our loan losses will be subject to market valuations of the collateral. These values may be affected by factors such as the amount of available inventory of manufactured homes on the market and general economic conditions.

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

RESTRICTIVE COVENANTS - THE TERMS OF OUR DEBT PLACE OPERATING RESTRICTIONS ON US AND OUR SUBSIDIARIES AND CONTAIN VARIOUS FINANCIAL PERFORMANCE AND OTHER COVENANTS WITH WHICH WE MUST REMAIN IN COMPLIANCE. IF WE DO NOT REMAIN IN COMPLIANCE WITH THESE COVENANTS, OUR DEBT FACILITIES COULD BE TERMINATED AND THE AMOUNTS OUTSTANDING THEREUNDER COULD BECOME IMMEDIATELY DUE AND PAYABLE.

         The documents governing the terms of our $320 million of Senior Notes contain covenants that place restrictions on us and our subsidiaries. The terms of our debt agreements include covenants that, to varying degrees, restrict our and our subsidiaries' ability to:

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

         - restrict the ability of our restricted subsidiaries to pay dividends or make other distributions on their common stock;
         -     engage in new lines of business;
         -     guarantee or secure indebtedness;
         -     consolidate with or merge with or into other companies; and
         -     enter into transactions with affiliates.

         If we fail to comply with any of these covenants, the trustees could cause our debt to become due and payable prior to maturity. If this debt were to be accelerated, our assets might not be sufficient to repay our debt in full.

         The debt incurrence covenant in the indenture governing the $150 million Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable;
ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers' acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at September 28, 2002, when combined with limits in our Senior Notes due 2009, on our working capital line of credit is a limit of approximately $110 million of which no more than approximately $70 million of cash borrowings could be secured debt.

         The $150 million warehouse facility we arranged in April 2002 contains certain covenants with which we were not in compliance as of June 29, 2002. During the quarter ended September 28, 2002, we entered into waivers and amendments to cure our noncompliance and revise the covenant terms. As amended, the warehouse facility requires us to maintain a minimum ratio of earnings before interest expense and taxes (EBIT) to interest expense of negative 5.9:1 for the fiscal quarter ended September 28, 2002; negative 1.5:1 for the fiscal quarter ended December 28, 2002; and negative 1.0:1 for the fiscal quarter ended March 29, 2003. This facility also contains a covenant requiring us to maintain minimum adjusted tangible net worth of $200 million. Adjusted tangible net worth is defined as shareholders' equity less intangible assets plus preferred stock and term debt that matures after April 18, 2004. Under the facility, we must also maintain certain minimum unsecured debt ratings from two of the national ratings agencies and perform certain other duties thereunder.

         In August 2002, Moody's Investors Service ("Moody's") placed our senior implied credit ratings and the ratings on our Senior Notes due 2007 and Senior Notes due 2009 on review for possible downgrade. This rating action, combined with an amendment entered into by the consolidated third party special purpose entity on the $150 million warehouse facility in September 2002, triggered a reduction in the loan selling price range under the $150 million warehouse facility from 83% to 85% down to 76% to 78%. As a result, for every $10 million of loans sold by the consolidated special purpose third party entity into the warehouse facility, initial proceeds will be $700,000 less than before the loan selling price range reduction. In September 2002, Moody's completed its review by confirming our existing ratings and revising the rating outlook from stable to negative. In August 2002, Standard & Poor's announced that they have placed under review, for possible downgrade, our senior implied credit rating and the ratings on our Senior Notes due 2007 and Senior Notes due 2009. A negative rating action by either Moody's or Standard & Poor's could cause a termination event under the $150 million warehouse facility. A negative ratings action also could affect our ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in our having to place additional collateral related thereto.

         If our operating results do not improve we may again not comply with one or more of the covenants under the $150 million warehouse facility, which, if not cured or amended, would result in a termination event. In a termination event, the agent bank could discontinue making further advances under the facility and enact alternate "waterfall" provisions that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. If the agent were to discontinue further advances, we would seek other sources of capital for our consumer finance operations. A termination event under the $150 million warehouse facility would not trigger a default under the indenture related to the Senior Notes due 2007.

         We also have a $15 million floor plan financing facility that previously contained a covenant requiring us to maintain minimum earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. We would not have been in compliance with this covenant for the quarter ending September 28, 2002. During September 2002, however, we obtained an amendment to replace this covenant with a new covenant requiring us to maintain a minimum amount of unencumbered cash or cash equivalents. If we were to be out of compliance with this new covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of September 28, 2002, we had approximately $1.7 million outstanding under this facility and we were in compliance with the new covenant.

POTENTIAL DILUTION - OUTSTANDING PREFERRED STOCK THAT IS CONVERTIBLE INTO COMMON STOCK AND REDEEMABLE FOR COMMON STOCK (AND IN SOME CASES, AT THE COMPANY'S OPTION FOR CASH), AND A DEFERRED PURCHASE PRICE OBLIGATION THAT IS PAYABLE, AT THE COMPANY'S OPTION, IN CASH OR COMMON STOCK, COULD RESULT IN POTENTIAL DILUTION AND IMPAIR THE PRICE OF OUR COMMON STOCK.

         At September 28, 2002, we had outstanding $20 million of Series B-1 cumulative convertible preferred stock which is convertible into common stock at a rate of $13.85 per share. The preferred shareholder has the right, through March 29, 2004, to redeem this preferred stock for common stock at the then common stock prices, subject to a floor price of $5.66 per share. We have the mandatory obligation to redeem any remaining outstanding Series B-1 preferred stock on March 29, 2004, for cash or common stock, at our option. The preferred shareholder has the right until December 31, 2004 to purchase an additional $12 million of Series B preferred stock. From July 3, 2003 until its maturity on July 3, 2008 the holder will have the right to redeem the additional $12 million of Series B preferred stock in common stock at the then market price or in cash at our option. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase (subject to certain limitations) but could not be less than $7.50 per share. Subsequent to September 2002, and through November 8, 2002, the holder redeemed $6 million of the Series B-1 cumulative convertible preferred stock for
1.06 million shares of common stock.

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

         We currently have outstanding a warrant which was initially exercisable based on approximately 1.1 million shares of common stock at a strike price of $12.04 per share. In accordance with the terms of the warrant, on August 6, 2002 the number of shares under warrant and the strike price per share were reset at
2.2 million shares and $10.02 per share, respectively. Beginning on April 2, 2003, the warrant strike price will increase annually by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

         As of September 28, 2002, we had outstanding $20 million of a deferred purchase price obligation which is payable in quarterly payments of $2 million through January 3, 2005. Quarterly payments may be made in cash or shares of common stock at our option. The number of shares to be issued in any quarterly payment depends on the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases. In October 2002, we issued 0.7 million shares of common stock as payment for the quarterly installment then due.

         To the extent that the preferred shareholder elects to convert the preferred stock into common stock or redeem the preferred stock for common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, our then existing common shareholders would experience dilution in their percentage ownership interests. If the $25 million of outstanding Series C preferred stock were converted at its conversion price of $9.63 per share, the $20 million of Series B-1 preferred stock outstanding as of September 28, 2002 were redeemed at its current redemption floor of $5.66 per share, the $12 million of additional Series B preferred stock were assumed to be issued and converted at 120% of the September 28, 2002 market price, at a minimum of $7.50 per share, and the $20 million deferred purchase price obligation were assumed to be paid in common stock using the September 28, 2002 market price, dilution of approximately 23.9% would occur based on the number of shares of common stock outstanding at September 28, 2002. If all of these securities were assumed to be converted at the September 28, 2002 market price rather than at the current respective conversion or redemption prices, additional dilution of approximately 13.7% would occur.

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


       Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The Company's floor plan borrowings are subject to interest primarily based on the U.S. prime interest rate. A 100 basis point increase in the prime rate would result in additional annual interest cost of $0.1 million, assuming average floor plan borrowings of $9 million, the amount of outstanding borrowings at September 28, 2002.


                         Item 4. Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II. OTHER INFORMATION


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 1, 2002, and October 1, 2002, the Company issued 339,395 shares and 738,054 shares, respectively, of its common stock in payment of $2 million quarterly installments under convertible promissory notes issued June 21, 2001. These notes represent a deferred purchase price obligation of the Company. Subsequent to September 28, 2002, through November 8, 2002, the Company issued 1,059,246 shares of its common stock to the holder of the Company's Series B-1 cumulative convertible preferred stock in redemption of $6 million of such preferred stock. Although these shares of common stock were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, such shares of common stock have been registered for resale under the Securities Exchange Act of 1933, pursuant to effective registration statements.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed as part of this report:

Exhibit No                          Description


10.1 Amendment Agreement No. 4, dated as of August 9, 2002, to the Receivables Purchase Agreement among HomePride Finance Corp. and GSS HomePride Corp., CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.

10.2 Amendment Agreement No. 5, dated as of September 9, 2002, to the Receivables Purchase Agreement among HomePride Finance Corp. and GSS HomePride Corp., CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.

10.3 Amendment Agreement No. 6, dated as of September 27, 2002, to the Receivables Purchase Agreement among HomePride Finance Corp., GSS HomePride Corp., CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch.

         (b) Current reports on Form 8-K

         1) July 17, 2002. Press release announcing Champion Enterprises, Inc. second quarter 2002 results with condensed consolidated financial information.

         2) August 8, 2002. Press release announcing Champion Enterprises, Inc. planned third quarter 2002 restructuring actions, goodwill impairment charges and deferred tax valuation allowance.

         3) August 14, 2002. Press release announcing that goodwill impairment charges and deferred tax valuation allowance will be reported in the second quarter, 2002 rather than the third quarter, 2002 as previously announced.

         4) August 19, 2002. Certifications of Walter R. Young, the Registrant's chief executive officer, and Anthony S. Cleberg, the Registrant's former chief financial officer, under section 906 of the Sarbanes-Oxley Act of 2002.

         5) August 19, 2002. Sworn statements of Walter R. Young, the Registrant's principal executive officer and Anthony S. Cleberg, the Registrant's former principal financial officer, pursuant to Securities and Exchange Commission Order No. 4-460.

         6) September 20, 2002. Press release reporting the status of its restructuring actions, ongoing operations and financial position. Also, the Company reported that it entered into the fourth and fifth Amendments to the Receivables Purchase Agreement, that Moody's had placed a negative outlook on the Company's senior implied credit rating and the ratings on the Company's senior notes due 2007 and notes due 2009, that the Company expected not to be in compliance with certain debt covenants and that the Company's largest surety bond provider notified the Company that it is no longer willing to support the Company's surety bond needs at the current level or terms.

         7) October 16, 2002. Press release announcing Champion Enterprises, Inc. third quarter 2002 results with condensed consolidated financial information.

         8) October 18, 2002. Filing of Champion Enterprises, Inc. Consolidated Financial Statements for the years ended December 29, 2001, December 30, 2001 and January 1, 2000, with Note 15 thereto containing revised condensed consolidating financial statements reflecting Champion Enterprises, Inc. as parent, Champion Home Builders Co. as parent and guarantor, the guarantor subsidiaries and the non-guarantor subsidiaries. These financial statements reflect the effects of Champion Home Builders Co.'s April 2002 issuance of $150 million Senior Notes due 2007.

         Reports on Form 8-K/A

         1) August 19, 2002. Amendment of Form 8-K dated July 17, 2002. The 8-K/A reported the Company's second quarter 2002 results to include the goodwill impairment charge and deferred tax valuation allowance.

         2) August 19, 2002. Amendment of Form 8-K dated August 8, 2002. The 8-K/A reported the Company's planned third quarter 2002 restructuring actions and included the goodwill impairment charges and deferred tax valuation allowance as second quarter 2002 items.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CHAMPION ENTERPRISES, INC.

                                           By:  /s/  PHYLLIS A. KNIGHT
                                                --------------------------------
                                                Phyllis A. Knight
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)



                                          And:  /s/  RICHARD HEVELHORST
                                                --------------------------------
                                                Richard Hevelhorst
                                                Vice President and Controller
                                                (Principal Accounting Officer)



Dated:  November 12, 2002

                                 CERTIFICATIONS

         I, Phyllis A. Knight, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Champion Enterprises, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





         Date:    November 12, 2002           /s/  PHYLLIS A. KNIGHT
                                              ----------------------------------
                                              Phyllis A. Knight
                                              Executive Vice President &
                                              Chief Financial Officer

         I, Walter R. Young, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Champion Enterprises, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





         Date:    November 12, 2002         /s/  WALTER R. YOUNG
                                            -----------------------------------
                                            Walter R. Young
                                            Chairman of the Board, President &
                                            Chief Executive Officer

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                DESCRIPTION
-----------                -----------


EX-10.3 Amendment Agreement No. 6, dated as of September 27, 2002, to the Receivables Purchase Agreement among HomePride Finance Corp., GSS HomePride Corp., CIT Group/Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch.