Form 10-K
period 2002-12-28
CHAMPION ENTERPRISES INC
filed 2003-03-26
CIK 814068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002	Commission File Number 1-9751

CHAMPION ENTERPRISES, INC.

(Exact name of Registrant as specified in its charter)

Michigan	38-2743168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 300, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(248) 340-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 13, 2003, based on the last sale price of $1.84 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $54,294,462. As of March 13, 2003, the Registrant had 56,422,336 shares of Common Stock outstanding.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Report
Document	into which it is incorporated

Proxy Statement for Annual Shareholders’ Meeting to be held April 29, 2003	III

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
REPORT OF INDEPENDENT ACCOUNTANTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
INDEX TO EXHIBITS
Supplemental Indenture Dated March 15, 2002
Supplemental Indenture Dated August 7, 2002
Supplemental Indenture Dated January 13, 2003
Supplemental Indenture Dated January 31, 2003
Supplemental Indenture Dated January 13, 2003
Supplemental Indenture Dated January 31, 2003
Amended and Restated Warrant Certificate
Amended 1993 Management Stock Option Plan
2000 Stock Compensation Plan for Nonemployee Dir.
Guidelines of Employment Offer
Non-Qualified Inducement Stock Option Agreement
Change in Control Severance Agreement
Change in Control Severance Agreement
Guidelines of Employment Offer
Stock Option Agreement
Subsidiaries
Consent
906 Certification
906 Certification

PART I

Item 1.     Business

General

      Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, “Champion” or “the Company”) primarily produce and sell manufactured homes. As of December 28, 2002, we were operating 37 manufacturing plants in 16 states in the U.S. and two provinces in western Canada and 118 retail locations in 24 states.

      Champion led the U.S. manufactured housing industry in the number of wholesale homes sold in each of the last five years, based on data obtained from industry members’ press releases, filings with the Securities and Exchange Commission (“SEC”), industry data published by the National Conference of States on Building Codes and Standards (“NCSBCS”) and data from an annual survey by Manufactured Home Merchandiser (“MHM”), an industry trade publication. We are also a leading retailer of manufactured housing in the U.S. based on the number of retail locations reported by industry members in press releases and SEC filings.

      During the past three and one-half years, the industry has been in a downturn as a result of reduced availability of consumer financing, high levels of homes repossessed from consumers, tightened consumer credit standards and excessive inventories. During 2002, the industry was also affected by an uncertain economic outlook and by Texas legislation, effective January 1, 2002, that limits the use of home-only financing to purchase a manufactured home. Industry shipments in 2002 were 52% lower than in 1999. Industry conditions have affected our results as discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Since the industry downturn began in mid-1999, we have closed or consolidated 32 manufacturing facilities, including one closed in March 2003, and since mid-2000 we have closed 236 retail sales locations as we have been eliminating under-performing operations and rationalizing our operations and capacity for industry conditions. The industry’s U.S. manufacturing shipments and retail sales of new homes in 2003 could continue to suffer from the factors described above.

Acquisitions and Expansions

      From 1994 to 1999, we significantly expanded our manufactured housing production operations through acquisitions, internal growth and, in 1996, our merger with Redman Industries, Inc. (“Redman”), a publicly-held company. As a result of this growth, Champion’s manufacturing revenues increased from less than $300 million in 1993 (excluding Redman sales) to over $2 billion in 1999. During 1998 and 1999, we significantly expanded our retail operations by completing the acquisitions of 15 retail organizations.

      From 1994 to 1999, we acquired eight manufactured housing companies that operated 18 manufactured housing facilities at the time of acquisition. Among the companies acquired were Dutch Housing, Inc. in Michigan and Indiana; Chandeleur Homes, Inc. and Homes of Legend, Inc. in Alabama; and Homes of Merit, Inc. in Florida. In addition, from 1996 through 1999 the Company opened 17 new production facilities.

      In 1998 and 1999, we acquired 15 retail organizations which operated 178 sales centers. Among those acquired were Southern Showcase Housing, Inc. headquartered in North Carolina; Advantage Homes, Inc. in California; Iseman Homes, Inc. headquartered in South Dakota; A-1 Homes in Texas; and Trading Post Mobile Homes, Inc. in Kentucky.

      In 1999, we formed Champion Development Corp. (“CDC”) to make minority interest investments in manufactured housing developments. CDC formed SunChamp LLC, a joint venture with Sun Communities, Inc., a publicly-held real estate investment trust. CDC also invested in other communities and related businesses. As of December 2001, CDC had investments in 16 developments in seven states. During 2002, Sun Communities acquired our interest in SunChamp LLC, we closed our communities management and development administrative offices and we divested of certain other development operations. In January 2003, we sold another of our development companies. Our remaining development operations are not significant to the operations of the Company.

      In 2000, we formed Genesis Homes (“Genesis”) as a new division to build and sell homes directly to small and medium-sized builders and developers. Genesis currently produces modular and manufactured homes in 10 homebuilding facilities, which provides a nationwide market presence. Our Genesis plants sold approximately 3,100 homes through 425 local builders and developers in 2002 which accounted for 10% of homes sold by our manufacturing operations. Genesis plants also currently produce traditional manufactured homes which are sold to independent and Company-owned retailers.

      In 2002, we acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. (“CIT”). Through this business, which we operate as HomePride Finance Corp. (“HPFC”), we are able to fund loans to consumers who purchase Champion manufactured homes from both Company-owned and independent retailers.

Segment Information

      Financial information about the Company’s manufacturing, retail and financial services segments is included in Note 16 of Notes to Consolidated Financial Statements. Our foreign operations consist of two manufacturing facilities in western Canada. During each of the last three years these Canadian operations accounted for less than 3% of our consolidated total sales and total assets.

Products

      Most of the homes that we produce are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (“HUD Code Homes”). Approximately 90% of the homes we produced in 2002 were HUD Code Homes compared to 92% in 2001. The remaining homes we produced were modular homes (7.2% in 2002 and 5.6% in 2001) or were manufactured in Canada (2.8% in 2002 and 2.1% in 2001). Modular homes are designed and built to meet local building codes. Homes produced and sold in Canada are constructed in accordance with applicable Canadian building standards.

      Champion produces a broad range of multi-section and single-section homes under various trade names and brand names and in a variety of floor plans and price ranges. Most of the homes we build are single-story, ranch-style homes, but we also build one and one-half story and two-story homes, cape cod style homes and multi-family units such as townhomes. The homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, dining room, kitchen and two full bathrooms. During the past ten years, the portion of our sales comprised of larger homes has been increasing. In 2002, we produced and sold 32,460 homes, of which 82% were multi-section compared to 77% in 2001 and 46% in 1992.

      During 2002, our average home price for manufacturing shipments was $34,100, excluding delivery, and manufacturing sales prices ranged from $15,000 to over $100,000. Retail sales prices of the homes, without land, generally range from $25,000 to over $150,000, depending upon size, floor plan, features and options. During 2002, the average new home retail selling price for homes sold to consumers by Company-owned retail sales centers was $63,600, including delivery, setup and retailer supplied accessories.

      The chief components and products used in manufactured housing are generally of the same quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and the Company is not dependent upon any particular supplier. Prices of certain materials such as lumber, insulation, and drywall can fluctuate significantly due to changes in demand and supply. The industry and the Company generally have been able to pass higher material costs on to the consumer in the form of surcharges and base price increases. It is not certain, however, that any future price increases can be passed on to the consumer without affecting demand.

      Most completed homes have carpeting, cabinets, appliances, wall coverings, window treatments, and electrical, heating and plumbing systems. Optional factory installed features include fireplaces and skylights.

Upon completion and factory sale of the home, it is transported directly to the consumer’s home site or to a retail sales center. In connection with the retail sale of the home to the consumer, the home is transported to the home site, placed on a foundation and readied by setup contractors for occupancy. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, a porch or deck and a garage.

Production

      Our homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. Most of the homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, then adding other constructed and purchased components, and ending with a final quality control inspection. The sections of some of the modular homes that we produce are built and transported on carriers, rather than on a steel chassis. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power, enables the Company to produce homes in less than one week at substantially less cost than conventional site-built housing. According to 2001 data reported by the U.S. Department of Commerce, manufactured housing costs approximately $31.69 per square foot, compared to $70.66 per square foot for site-built housing, excluding the cost of land.

      The production schedules of our manufacturing facilities are based upon wholesale buyer (retailer and builder/developer) orders which fluctuate from week to week. Orders from retailers are generally subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for customer purchase orders. Before scheduling homes for production, orders and availability of financing are confirmed with the retailer and where applicable, the floor plan lender.

      Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates. As of the end of December 2002, unfilled orders for wholesale housing totaled an estimated $26 million, compared to $18 million a year earlier. Although manufactured homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada.

      We produce homes to fill existing wholesale and retail orders and, therefore, generally our assembly plants do not carry finished goods inventories except for homes awaiting delivery. Typically, a one to three weeks’ supply of raw materials is maintained.

      Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retail stores we sell to are located within a 500 mile radius of Champion’s assembly plants.

Independent Retailers

      During 2002, approximately 77% of our manufacturing shipments were to approximately 2,000 independent retail locations throughout the U.S. and western Canada. Of these independents, 657 were part of the Champion Home Center (“CHC”) retailer program as of December 28, 2002. Independent CHC retailers purchased approximately 29% of the homes we produced in 2002, or approximately 38% of the homes we sold to independent retailers. CHC retailers have access to a broad range of products, including modular homes, and to a variety of training programs for sales techniques, management tools, inventory management and retail customer financing procedures. They also benefit from marketing and advertising support, lead management tools, Internet applications and support, a salesperson retention program, and national promotional campaigns. CHC retailers have committed to stocking a minimum of 80% of their inventories with Champion-produced homes and to displaying signage identifying their location as a CHC. We continually seek to increase our manufacturing shipments by growing sales at our existing independent retailers and by finding new independent retailers to sell our homes.

      As is common in the industry, our independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2002, no single independent retailer or distributor accounted for more than 6% of our manufacturing sales. The majority of independent retailer home purchases are financed by lending institutions subject to a floor plan agreement and secured by a lien on such homes. A manufacturing facility generally receives payment from the lending institution 5 to 15 days after a home is sold to an independent retailer. In accordance with trade practice, the Company enters into various repurchase agreements with the lending institutions providing floor plan financing, as is more fully described in Note 1 of Notes to Consolidated Financial Statements and in “Contingent Repurchase Obligations” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company-Owned Retail Sales Centers

      Our retail sales in 2002 totaled $377 million, down from $453 million in 2001. Purchases by Company-owned retailers accounted for 13% of home shipments made by our manufacturing operations in 2002. Of the total new homes sold by Company-owned retailers in 2002, 96% were Champion-produced compared to 88% in 2001. Each of our Company-owned retailers does business autonomously under its own name and carries and sells homes based on availability from suppliers and marketability for their local area. Company-owned sales centers are members of our CHC network.

      We had 118 retail locations in 24 states as of December 28, 2002, consisting of 96 full service sales centers and 22 sales offices in manufactured housing communities. As of December 29, 2001, we operated 244 retail locations in 27 states, consisting of 218 full service sales centers and 26 sales offices in communities. Each of our full service retail sales centers has a sales office, which is generally a factory-built home, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Many sales centers also sell pre-owned homes that are obtained through trade-ins or repossessed homes purchased from or sold on a consignment basis for consumer finance companies. At December 28, 2002, Company-owned sales centers had an average inventory of 13 new homes per location, including homes delivered to a consumer home site but not yet recorded as a sale. Historically, Company-owned retailers generally financed their inventories of homes under floor plan financing arrangements similar to those discussed above under “Independent Retailers”. However, in 2002, we repaid a substantial portion of the outstanding floor plan financing balances.

      Our full service, Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and three or four commissioned salespersons. Most retail customers finance the purchase of their home through a lending institution. The sales center often assists in arranging financing and insurance on the home, for which a fee may be received. The majority of consumer purchases of manufactured homes now involve land, therefore retailers often assist the home buyer with the land component of the purchase transaction. The sales centers may also sell additional accessories in connection with the sale of the home, such as central air conditioning, decks, skirting and additional appliances. Retailers also often arrange for necessary permits and utility connections.

Market

      Factory-built housing competes with other forms of new low-cost housing such as site-built housing, panelized homes and condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by NCSBCS and the United States Department of Commerce, Bureau of the Census, for the past five years and for 2002, manufactured housing shipments of HUD Code Homes accounted for an estimated 17% and 11%, respectively, of all new single-family housing starts and 23% and 15%, respectively, of all new single-family homes sold. Industry wholesale shipments of HUD Code Homes totaled approximately 168,500 homes in 2002, down 12.8% from 2001 levels and down 52% from 1999 levels, according to data reported by NCSBCS. Based on data reported by Statistical Surveys, Inc., we estimate that industry retail new home sales in 2002 totaled 193,000 homes, down 9.0% from 2001 levels. In addition, we estimate that about 40,000 modular homes were built and sold in the U.S. in 2002.

      The market for manufactured housing is affected by a number of different factors, including availability of consumer financing, underwriting standards and cost of consumer financing, consumer confidence, job creation, general economic conditions and the overall affordability of manufactured housing versus other forms of housing. In addition, demographic trends, such as changes in population growth, and competition affect the demand for housing products. Interest rates and the availability of financing influence the affordability of manufactured housing. There can be no assurance that a rise in overall interest rates would not have an adverse impact on the general economy and, therefore, the market for manufactured housing.

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

Consumer Financing

      The number of manufactured homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards, terms and cost of consumer financing. Two basic types of consumer financing are available: home-only or personal property loans for purchasers of only the home, and real estate mortgages for purchasers of the home and land on which the home is placed. Loose credit standards for home-only loans in the mid to late 1990s led to the recent high number of industry repossessions of homes from consumers. During the past three years, a number of home-only lenders have exited the market. Conseco Finance Corp. (“Conseco”) has historically been one of the largest home-only finance companies in the manufactured housing industry. In October 2002, Conseco discontinued providing home-only financing for the industry and in December 2002 filed a petition for bankruptcy. The Conseco situation has affected the asset backed securitization market, which has been a significant source of long-term capital for originators of manufactured housing home-only loans. As a result, remaining lenders have tightened their credit standards and terms and increased interest rates which has reduced lending volumes.

      Based on a survey published by Manufactured Housing Institute (“MHI”), total new manufactured home retail sales financed with home-only loans have declined to less than 40% of industry sales in 2002. In 2000, we estimated approximately 80% of new manufactured home retail sales were financed with home-only loans. Since the late 1990s the number of manufactured home sales financed with real estate mortgages has been growing. We estimate that the percentage of total new manufactured home retail sales financed with real estate mortgages has increased from approximately 10% in 2000 to approximately 50% in 2002. The levels of lending availability for both personal property loans and real estate mortgages significantly affect the number of manufactured homes that can be sold to consumers and related wholesale demand.

Company-Owned Consumer Finance Business

      We operate the manufactured housing consumer loan origination business that we acquired in April 2002 from CIT as HPFC. The CIT loan origination platform has technologically advanced systems, with nearly 100% of loan applications received through the Internet. We have entered into agreements whereby, for a period of three years, an affiliate of CIT is providing its loan origination and servicing systems to us and is servicing the loans we originate.

      HPFC operates a disciplined loan origination business primarily for consumers who purchase new Champion manufactured homes from Company-owned or independent retailers and some high-quality pre-owned manufactured homes. Independent retailers are subjected to a rigorous approval process before consumer loan applications are accepted from them. We continually evaluate our retailers’ performance by monitoring the portfolio of loans originated by them by considering, among other things, loan delinquencies, repossession rates and related loss experience.

      We adhere to rigorous loan origination and credit underwriting policies. We require Company-owned and independent retailers to pre-screen potential loan applicants prior to submission of loan applications to HPFC. All loans with credit exceptions are reviewed by a higher level of HPFC management. We use credit bureau scores provided by at least one of the three major credit reporting agencies to help assess credit risk and determine pricing. Additionally, each application is evaluated for borrower stability (time at current residence and employment), collateral value, willingness to repay and ability to pay (income, down payment and debt ratio). We require a down payment in the form of cash, the trade-in value of a previously owned manufactured home, and/or the fair market value of equity in real property pledged as additional collateral. The balance of the purchase price is financed by HPFC using installment sales contracts or mortgage instruments providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Generally, the loan contracts provide for equal monthly payments over a term of seven to 30 years at fixed rates of interest.

      The HPFC quality control department reviews all underwriting, credit and other related documentation for accuracy, completeness and consistency of information, with a focus on underwriting decisions, welcome and audit calls, credit approval propriety and compliance with federal and state regulations. Additionally, closing documents are reviewed and income is verified prior to funding any loan.

      We used a portion of the proceeds of the April 2002 issuance of $150 million of Senior Notes due 2007, together with cash from operations and proceeds from the sale of manufactured home loans and contracts in connection with our warehouse facility, to provide working capital for our consumer finance business. We expect long-term financing to be provided by asset-backed securitization transactions in the capital markets. Alternatively, we may also seek to sell some or all of the loans funded by the warehouse facility from time to time through privately negotiated whole loan sale transactions.

      HPFC, through a wholly-owned subsidiary, has a 49% interest in an affiliated business arrangement called HomePride Mortgage, LP (“HPM”), which originates, brokers and places or sells residential real estate mortgage loans for Company-owned retailers and independent retailers of Champion products. The majority owner of HPM administers the business, funds the loans and sells the loans to its affiliate, a mortgage bank.

Wholesale Financing

      Independent retailers of manufactured homes generally finance their inventory purchases from the manufacturers with floor plan financing that is provided by third party lending institutions. The availability and cost of floor plan financing can affect the amount of retailer inventory of new homes, the number of retail sales centers and related wholesale demand. During the past five years, several national floor plan lenders have exited the industry or curtailed their lending volumes, while a smaller number of national lenders, and a large number of local and regional banks, have entered the market or increased lending volumes. We estimate that currently 45% of total floor plan financing for our independent retailers is with local and regional banks.

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

      According to NCSBCS, in December 2002 there were approximately 66 producers of manufactured homes in the U.S. We estimate that these producers were operating approximately 190 production facilities. This total compares to approximately 240 plants in 2001. In 2001, the top five companies had combined market share of approximately 61% of HUD Code Homes, according to data from a survey by MHM. Based on industry data reported by NCSBCS, in 2002 the Company’s U.S. wholesale market share of HUD Code Homes sold was 17.3%, compared to 18.9% in 2001. This decline in wholesale market share was due primarily to our restructuring actions, which have eliminated our under-performing operations and rationalized our operations and capacity for industry conditions.

      We believe there are an estimated 4,500 industry retail locations throughout the U.S. We sell our homes through Company-owned sales centers and approximately 2,000 independent retailers, which at December 28, 2002 included 657 independent locations that are members of our CHC retail distribution network. In 2002, we also sold homes directly to approximately 500 builders and developers, primarily from our Genesis operations.

Builders and Developers

      An increasing portion of the homes we build are being sold directly through builders and developers to a consumer segment which differs from consumers who purchase homes through our traditional retail distribution channel. In 2002, we sold approximately 3,100 homes (10% of the total homes we produced) directly to 425 builders and developers through our 10 Genesis Homes manufacturing facilities. In addition, certain of our other homebuilding plants also sell homes directly to builders/developers.

      The selling process to builders/developers is different than that of our traditional distribution channel. We attract builder and developer inquiries through direct solicitation, trade shows, direct advertising, the Internet and by word-of-mouth. The builder/developer acquires the land, obtains the appropriate zoning, develops the land and usually builds the foundation for the homes. We design, engineer, build and deliver the homes to the sites. We, or the builder/developer, contract a crew to set or place the home on the foundation, and to finish the home on site. The builder/developer may construct the garage, patio and porches at the site and either sell the home directly to the consumer or through a realtor. While the homes and production processes are similar to those used in our more traditional channel, as discussed in this Item under “Products” and “Production”, the size and features of the homes often require more customization and engineering. Therefore, the builder/developer generally provides a non-refundable deposit before engineering and production begins. The remaining portion of the purchase price is usually paid upon delivery of the home to the site. The consumer pays for the home with cash, or through a construction loan or a real estate mortgage which the consumer arranges with a bank, mortgage company or HPM.

      The homes sold through builders/developers are usually placed in a subdivision in suburban areas, rather than in rural markets, and are generally larger and have more amenities than the homes we build for our traditional markets. As a result, the wholesale price for these homes can be more than twice as much as the average price of our traditional homes. Therefore, we believe these consumers generally have higher household incomes than our traditional consumers. Some of the homes sold through builders/developers are constructed to local building codes rather than the HUD code as with our traditional market, including some that are two-story homes and some homes with basements. In addition, there is also a small, but growing segment of our homes sold through builders/developers which are placed in urban redevelopment areas for consumers who purchase (with government assistance) or rent. Approximately 27% of the homes sold to builders and developers in 2002 were modular homes constructed to local building codes.

      We estimate that annual on-site single-family home completions have averaged over one million new homes, with approximately 70% being built by 20,000 local builder/developers building less than 25 homes per year. We believe that the majority of the 500 builders/developers we sold homes to in 2002 were building 20-25 homes or less per year using as many as 35 local subcontractors in secondary metropolitan areas. We provide a faster, more efficient supply chain process than the traditional on-site construction process. Our nationwide purchasing power also allows us to procure building materials at favorable prices. The competition in the builder/developer channel is primarily with on-site builders. There are regional competitors who also build homes off-site and have a process similar to ours. We estimate that modular home sales in the U.S. were approximately 40,000 homes in 2002. However, with our Genesis division, we are the only off-site builder with a nationwide presence.

Relationship with our employees

      At December 28, 2002, we had approximately 8,000 employees. We deem our relationship with our employees to be generally good. Currently, our two manufacturing facilities in Canada employ approximately 340 workers that are subject to collective bargaining agreements which expire in November 2003 and June 2005. These 340 employees represent approximately 4% of our total current workforce. The workforce of approximately 150 employees at another of our manufacturing plants voted to unionize in 2001 but petitioned in April 2002 to withdraw from the union. On January 17, 2003 an Administrative Law Judge (“ALJ”) of the National Labor Relations Board (“NLRB”) made findings that the Company had engaged in unfair labor practices and therefore set aside the employees’ April 2002, formal petition to end union representation. The ALJ ordered that the Company begin immediately to bargain with the union. We believe that the ALJ’s findings were incorrect and have appealed those findings and orders to the NLRB.

Forward Looking Statements

      Certain statements contained in this Report, including our plans and beliefs regarding goals, ability to implement retail, manufacturing and finance strategies and the effects of those strategies, availability of liquidity and financing, new market initiatives and strategies, anticipated capital expenditures, outlook for the manufactured housing industry in particular and the economy in general, availability of wholesale and consumer financing, characterization of and our ability to control our contingent liabilities, demographic trends, and our ability to maintain supply and distribution networks could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we may or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. We do not undertake to update our forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could materially affect our operating results or financial condition.

Significant leverage — Our significant debt could adversely affect our financial health and prevent us from fulfilling our debt obligations. If we are unable to pay our debt obligations when due, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

      As of December 28, 2002, we had long-term debt of $341.6 million, floor plan payable of $17.1 million and warehouse borrowings of a consolidated third party entity of $35.6 million. This indebtedness could, among other things:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, surety bonds or other requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness and reduce our ability to use our cash flows for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the manufactured housing industry;

•	place us at a competitive disadvantage to competitors with less indebtedness; and

•	make us more vulnerable in the event of a continued downturn in our business or in general economic conditions.

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

      Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments, tightened consumer credit standards, excess retail locations and inventory, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built home buyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability in the industry. During 2002, the industry was also affected by an uncertain economic outlook and by Texas legislation, effective January 1, 2002, that limits the use of home-only financing to purchase a manufactured home. Based on reports published by NCSBCS, industry wholesale shipments of manufactured housing decreased 13% in 2002 versus 2001, 23% from 2000 to 2001 and 28% from 1999 to 2000. Based on data reported by Statistical Surveys, Inc. and other sources, we estimate that industry retail sales of new homes declined 9% in 2002 versus 2001, 25% from 2000 to 2001 and 17% from 1999 to 2000. In addition, we estimate approximately 4,500 retail locations, or approximately 50% of industry locations, and 150 manufacturing facilities, or approximately 45% of industry manufacturing facilities, have closed since mid-1999. Largely as a result of these industry conditions, since mid-1999 we have closed 32 homebuilding facilities, including one closed in March 2003, in an attempt to return to profitability. Since June 2000, we have closed 236 retail sales locations. These downsizing efforts have resulted in significant restructuring charges, including $55.3 million in 2002. Additionally, in 2000 and 2002 we recorded goodwill impairment charges totaling $287 million and in 2002 recorded a valuation allowance for 100% of our deferred tax assets, or $102.3 million. In 2002, we reported pretax losses of $204.2 million, including $97 million of goodwill impairment charges. In 2001 and 2000, we reported pretax losses of $41.3 million and $220.3 million, respectively, including goodwill impairment charges of $189.7 million in 2000. If the current downturn in the industry continues, our sales could continue to decline and we may incur further losses including additional closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

Common stock and Senior Notes values — Our common stock price is depressed and may continue to decline or be highly volatile given current industry and economic conditions. Our Senior Notes are trading at discounts to face value.

      Our Company’s closing common stock price was $27.38 on December 31, 1998, before the industry downturn began in mid-1999. The trading value per share of our stock has ranged from $2.03 to $13.75 during 2002 and 2001 and was $2.91 as of December 27, 2002. Additionally, our two issuances of Senior Notes continue to trade at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact our common stock and Senior Notes market prices in the future.

Fluctuations in operating results — The cyclical and seasonal nature of the manufactured housing market causes our revenues and operating results to fluctuate. We expect this fluctuation to continue in the future, which could result in operating losses during downturns.

      The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

•	availability of financing for homebuyers and retailers;

•	consumer confidence;

•	interest rates;

•	population and employment trends;

•	income levels;

•	housing demand; and

•	general economic conditions, including inflation and recessions.

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

Consumer financing availability — Tightened credit standards, curtailed lending activity, tightened terms and increased interest rates among consumer lenders have reduced our sales. If consumer financing were to become further curtailed or unavailable we could experience further sales declines.

      The consumers who buy our homes have historically secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, governmental regulations and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan term than a consumer seeking to finance the purchase of land and the home. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built homes. Since 1999, consumer lenders have tightened the credit underwriting standards and loan terms and increased interest rates for loans to purchase manufactured homes, which have reduced lending volumes and caused our sales to decline. Conseco has historically been one of the largest consumer lenders in the manufactured housing industry. In October 2002, Conseco discontinued providing financing for the manufactured housing industry and filed a petition for bankruptcy in December 2002. The poor performance of portfolios of manufactured housing consumer loans in recent years has made it more difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. If consumer financing for manufactured homes were to become further curtailed or unavailable, we would likely experience further retail and manufacturing sales declines.

Wholesale financing availability — Reduced number of floor plan lenders and reduced amount of credit allowed to industry retailers may result in lower inventory levels and lower sales at our independent retailers and fewer sales centers, which could also affect our level of wholesale shipments to these retailers.

      Independent retailers of our manufactured homes generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The number of floor plan lenders and their lending limits affect the availability of wholesale financing to retailers. During the past five years some national wholesale lenders have exited the industry or curtailed their floor plan operations while a smaller number of national lenders and a large number of local and regional banks have entered the market or expanded their floor plan operations. During 2002, the industry’s two largest floor plan lenders, Conseco and Deutsche Financial Services (“Deutsche”), who recently provided as much as approximately 45% of the industry’s wholesale financing, exited the business. At December 28, 2002, our independent retailers had approximately $49.2 million and $25.3 million of floor plan loans for Champion-built homes outstanding with Deutsche and Conseco, respectively. Of these totals, about $34.5 million and $2.7 million was still under our repurchase obligation with Deutsche and Conseco, respectively.

      The remaining floor plan lenders or new floor plan lenders entering the industry may change the terms of their loans as compared to the traditional terms of industry floor plan loans. These changes could include higher interest rates, smaller advance rates, earlier or more significant principal payments or longer repurchase periods for the manufacturers. Therefore, industry retailers may be faced with tightened floor plan terms and weaker retailers may not qualify for floor plan financing at all. Reduced availability of floor plan lending or tighter floor plan terms may affect our independent retailers’ inventory levels of new homes, the number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent retailers could also be affected by reduced retail inventory levels or reduced number of sales centers.

Contingent liabilities — We have, and will continue to have, significant contingent repurchase and other obligations, some of which may become actual obligations that we must repay.

      In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. We estimate our contingent repurchase obligation at December 28, 2002 was approximately $240 million, before factoring in the resale value of the homes. As of February 28, 2003, our largest independent retailer, a nationwide retailer, had approximately $20.6 million of inventory subject to repurchase. As of February 28, 2003 our next 24 largest independent retailers had an aggregate of approximately $38.5 million of inventory subject to repurchase, with individual amounts ranging from approximately $0.3 million to $6.2 million per retailer. During 2002, we paid $7.4 million and incurred losses of $1.3 million under repurchase agreements related to 243 homes. We may be required to honor some or all of our contingent repurchase obligations in the future and we may suffer additional losses with respect to, and as a consequence of, these repurchase agreements.

      At December 28, 2002, we also had contingent debt obligations related to surety bonds and letters of credit totaling $84.2 million (of which $59.1 million was collateralized with cash). In January 2003, we finalized a committed three-year, $75 million revolving credit facility to be used for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment and, to a lesser degree, cash and other assets. Upon completion of the new $75 million credit facility, from January through March 1, 2003, substantially all of the fully cash collateralized letters of credit were terminated, resulting in the release to the Company of restricted cash of $47 million. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral with letters of credit under the new credit facility. As of March 1, 2003 we had outstanding letters of credit totaling $62.6 million and surety bonds totaling $36.1 million.

      At December 28, 2002, we also had guarantees by certain of our consolidated subsidiaries of $6.6 million of debt of unconsolidated subsidiaries. In addition, the Company is contingently liable for up to $15.0 million under an unconditional guaranty of a consolidated third party special purpose entity’s $150 million warehouse facility used to support our finance company’s operations. If we were required to fund a material amount of these contingent obligations, our liquidity would be adversely affected.

Dependence upon independent retailers — If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline.

      During 2002, approximately 77% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline.

Effect on liquidity — Current industry conditions and our recent operating results have limited our sources of capital. If this situation does not improve and if we are unable to locate alternative sources of capital, we may be unable to expand or maintain our business.

      We depend on our cash balances, cash flows from operations, revolving credit facility, floor plan facilities and proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility, and will depend on anticipated proceeds of asset-backed securitization or whole loan sale transactions, to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our recent operating results and other changes, have decreased sources of financing and required us to collateralize a portion of our surety bond and insurance program needs. Our warehouse facility has a typical one year term, and therefore must be renewed or replaced annually. Our current warehouse facility expires in April 2003.

      If the availability under our revolving credit and floor plan facilities, anticipated proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and asset-backed securitization or whole loan sale transactions or cash flow from operations, including advance rates under floor plan arrangements with our Company-owned retailers, is insufficient to finance our operations and alternative capital is not available or if surety bonds become unavailable to us, we may be unable to expand or maintain our operations, and our business, results of operations and financial position could suffer.

      As of December 28, 2002, we had surety bonds totaling $20.8 million as collateral for our self-insurance program and $15.4 million for general operating purposes. In 2002 we were required to provide additional collateral in support of our surety bond programs, resulting in total collateral at December 28, 2002, of $25.8 million in cash and letters of credit. If our current surety bond provider were to terminate these programs, we would seek alternative providers. The inability to retain our current provider or obtain alternative bonding sources could have a negative impact on our liquidity.

Entry into the consumer finance business — We face risks as a new entrant to the consumer finance business.

      Although CIT has operated a consumer finance business in the manufactured home sector for over 50 years, and we have obtained the services of many of CIT’s former loan origination personnel in this business, we have limited experience operating a consumer finance business and are largely depending on these former CIT personnel and other experienced management that we employ. Our previous loan origination business, which we operated through our subsidiary, HomePride Finance Corp., originated some loans that did not qualify for sale to intended third party institutions, resulting in loan losses of approximately $3.7 million. Our ability to increase our loan portfolio in connection with our new consumer finance business depends in part upon our ability to effectively market our consumer finance services to buyers of our manufactured homes and on the same general economic conditions affecting the consumer finance and manufactured housing industries.

      We may incur losses as we develop our loan portfolio and integrate our consumer finance business into our existing operations. Moreover, due to our limited operating history and non-participation in the securitization market to date, the manufactured home loans and contracts that we seek to securitize may receive lower ratings and may be subject to stricter underwriting standards than those of our competitors that have an established consumer finance record. As a result, we may be required to bear a larger portion of the risk of loss on the financing agreements and may pay higher interest rates than our competitors. Additionally, our lack of experience in the whole loan sale market may impact the proceeds we receive from whole loan sales transactions. These conditions could impact the performance of our consumer finance business and have a material adverse effect on our results and financial position.

Funding for our new consumer finance business — We face numerous risks associated with the funding of our new finance operations.

      Our consumer finance business has, to date, been funded with the proceeds from sales of our manufactured home loans and contracts in connection with a warehouse facility, a portion of the proceeds from the April 2002 issuance of $150 million of Senior Notes due 2007 and cash from operations. Ultimately we expect to raise significant long-term funding from asset-backed securitization (“ABS”) transactions or sales of whole loans. Adverse changes in the ABS and whole loan sale markets, interest rates, the market for sales of manufactured homes or general economic conditions could impair our ability to raise sufficient long-term funding, in which case we could be forced to sell our loans at a significant discount. Currently the ABS market for manufactured housing-related consumer loans is uncertain as a result of poor performance of such securities in recent years. As a result, and due to our recent entry into the business, we may have difficulty accessing the ABS market. Based on recent analysis we estimate that, if we were able to access the ABS market, proceeds would range initially from 70% to 80% of the face amount of our loans, with the balance expected to be collected over time as the loans mature. Largely as a result of difficulties in that market, we estimate currently that proceeds from the sale of whole loans could approximate 90% to 95% of the carrying value of our loans, which would result in a loss being recognized upon the earlier of sale or classification of the loans to held for sale.

      Our warehouse line is the principal source of short-term funding for our consumer finance business. We are currently negotiating for a renewal of the warehouse line, which expires in April 2003. Any such renewal could be on different terms, including advance rates, and is likely to be at a reduced size. The warehouse line must be renewed, extended or replaced by April 2003, otherwise we may be forced to exit the consumer finance business, which could have a further adverse effect on our ability to sell whole loans and would most likely preclude us from selling our loans in an ABS transaction. While we expect to be able to renew, extend or replace this warehouse line, in the event that we are unable to, we face further risk of loss on the loans which have been placed in that facility to date. Such loss exposure arises from the right of the agent to liquidate any loans placed in the warehouse line upon a termination of the facility. While such liquidation must occur on “commercially reasonable” terms, our maximum loss exposure for loans placed in the warehouse facility, which we believe is unlikely to occur, is comprised of our approximately 24% over-collateralization of the loans plus our unconditional guarantee of up to 10% of the total warehouse facility. Our maximum loss exposure, based on $46.8 million of loans placed in and $35.6 million of structured collateralized borrowings outstanding under the warehouse facility, was approximately $26.2 million as of December 28, 2002.

Operation of our consumer finance business — We face risks of loss related to manufactured home loans and contracts, including risks associated with defaults, delinquencies and prepayments, many of which are outside our control.

      We face numerous additional risks in connection with our finance operations, many of which are outside our control. Many purchasers of manufactured homes may be deemed to be relatively high credit risks due to various factors, including the lack of or impaired credit histories and limited financial resources. Accordingly, the loans we originate may bear relatively high interest rates and may involve higher than average default and delinquency rates and servicing costs. In the event that we foreclose on delinquent loans, our ability to sell the underlying collateral to recover or mitigate our loan losses will be subject to market valuations of the collateral. These values may be affected by factors such as the amount of available inventory of manufactured homes in the market, the availability and terms of consumer financing and general economic conditions.

      Prepayments of our managed receivables, whether due to refinancing, repayments or foreclosures, in excess of management’s estimates could adversely affect our future cash flow due to the resulting loss of net interest income on such prepaid receivables. Prepayments can result from a variety of factors, all of which are beyond our control, including changes in interest rates and general economic conditions.

      The foregoing risks become more acute in any economic slowdown or recession. Periods of economic slowdown or recession may be accompanied by decreased demand for consumer credit and declining asset values. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Loss of employment, increases in cost-of-living, increases in rents on leased land for homes in manufactured housing communities or other adverse economic conditions would likely impair the ability of our consumer borrowers to meet their payment obligations, which could impair our ability to continue to fund our finance operations.

Competition — The manufactured housing industry is very competitive. If we are unable to effectively compete, our growth could be limited and our sales could decline.

      The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that it is relatively easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and manufacturing shipments could be reduced. As a result, our growth could be limited and our sales could decline.

Zoning — If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our business, results of operations and financial condition could be materially adversely affected.

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

      Since mid-1999, retail sales and manufacturing shipments of new manufactured homes have decreased as a result of high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory, a reduced number of consumer lenders in the industry, higher interest rates on consumer loans and a reduced number of floor plan lenders in the industry. As a result, our operating results have been adversely affected and we have closed a significant number of manufacturing facilities and retail sales centers. We are implementing strategies designed to address these issues. These strategies may not be successful because the reasons for the decline in demand or future trends in the industry may not be correctly identified, and our operating results may not improve. In addition, factors beyond our control, such as increased competition, reductions in consumer demand or continued economic downturn, may offset any improved operating results that are attributable to our strategy. Any failure of our business strategy could cause our sales to decline.

Restrictive covenants — The terms of our debt place operating restrictions on us and our subsidiaries and contain various financial performance and other covenants with which we must remain in compliance. If we do not remain in compliance with these covenants, certain of our debt facilities could be terminated and the amounts outstanding thereunder could become immediately due and payable.

      The documents governing the terms of our Senior Notes, primarily the Senior Notes due 2007, contain covenants that place restrictions on us and our subsidiaries. The terms of our debt agreements include covenants that, to varying degrees, restrict our and our subsidiaries’ ability to:

•	incur additional indebtedness, contingent liabilities and liens;

•	issue additional preferred stock;

•	pay dividends or make other distributions on our common stock;

•	redeem or repurchase common stock and redeem, repay or repurchase subordinated debt;

•	make investments in subsidiaries that are not restricted subsidiaries;

•	enter into joint ventures;

•	use assets as security in other transactions;

•	sell certain assets or enter into sale and leaseback transactions;

•	restrict the ability of our restricted subsidiaries to pay dividends or make other distributions on their common stock;

•	engage in new lines of business;

•	guarantee or secure indebtedness;

•	consolidate with or merge with or into other companies; and

•	enter into transactions with affiliates.

      If we fail to comply with any of these covenants, the trustees could cause our debt to become due and payable prior to maturity. If this debt were to be accelerated, our assets might not be sufficient to repay our debt in full.

      The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at December 28, 2002, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $74 million of which no more than approximately $74 million of cash borrowings could be secured debt.

      The $150 million warehouse facility we arranged in April 2002 contains certain covenants with which we were not in compliance as of June 29, 2002. We subsequently obtained waivers for the non-compliance and amendments to revise the covenant terms. As amended, the warehouse facility requires us to maintain a minimum ratio of earnings before interest expense and taxes (“EBIT”) to interest expense and minimum adjusted tangible net worth of $200 million. Under the facility, Champion must also maintain minimum unsecured senior debt ratings of B- by Standard & Poor’s (“S&P”) and B3 by Moody’s Investors Service (“Moody’s”) and perform certain other duties thereunder. We were in compliance with the amended covenants for the quarters ended September 28, 2002 and December 28, 2002.

      In September 2002, Moody’s completed a review of the Company and confirmed the then existing rating of B3 on the Senior Notes due 2009 but revised the rating outlook from stable to negative. In February 2003, S&P lowered its rating on the Company’s Senior Notes due 2009 to B- with a negative outlook. Further negative ratings actions by Moody’s or S&P would cause a termination event under the $150 million warehouse facility. A negative ratings action also could affect the Company’s ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in the Company having to provide additional collateral related thereto.

      If our operating results do not improve we may again not comply with one or more of the covenants under the $150 million warehouse facility, which, if not cured or amended, would result in a termination event. In a termination event, the agent bank could discontinue making further advances under the facility and enact alternate “waterfall” provisions that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. If the agent were to discontinue further advances, we would seek other sources of capital for our consumer finance operations, though there is no assurance that alternate sources of capital could be found. A termination event under the $150 million warehouse facility would not trigger a default under the indentures related to the Senior Notes due 2007 and 2009.

      We also have a $15 million floor plan financing facility that previously contained a covenant that we would not have been in compliance with for the quarter ending September 28, 2002. This covenant was amended in September 2002 and we were in compliance with the new covenant at December 28, 2002. Effective January 2003, the covenant was amended to primarily require the maintenance of $35 million of cash and cash equivalents. If we were to be out of compliance with this new covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of December 28, 2002, we had approximately $11.8 million outstanding under this facility.

      In January 2003, we finalized a committed three-year, $75 million revolving credit facility to be used for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment and, to a lesser degree, cash and other assets. The agreement contains certain financial covenants that require the Company, only in the event that its liquidity falls below $35 million, to maintain certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and certain ratios of EBITDA to fixed charges, as defined in the agreement. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. As of March 1, 2003, $60.4 million of letters of credit were outstanding on this line and the Company was in compliance with all covenants.

Potential Dilution — Outstanding preferred stock that is convertible into common stock and redeemable for common stock (and in some cases, at the Company’s option, for cash) and a deferred purchase price obligation that is payable, at the Company’s option, in cash or common stock, could result in potential dilution and impair the price of our common stock.

      At December 28, 2002, we had outstanding $5 million of Series B-1 cumulative convertible preferred stock which is convertible into common stock at a rate of $13.85 per share. The preferred shareholder has the right, through March 29, 2004, to redeem this preferred stock for common stock at the then common stock price, subject to a floor price of $5.66 per share. We have the mandatory obligation to redeem any remaining outstanding Series B-1 preferred stock on March 29, 2004, for cash or common stock, at our option. The preferred shareholder has the right until December 31, 2004 to purchase an additional $12 million of Series B preferred stock. From July 3, 2003 until its maturity on July 3, 2008 the holder will have the right to redeem the additional $12 million of Series B preferred stock in common stock at the then market price or in cash at our option. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase (subject to certain limitations) but could not be less than $7.50 per share.

      At December 28, 2002, we had outstanding $25 million of Series C cumulative convertible preferred stock with a seven-year term, which was convertible into common stock at a rate of $9.63 per share. On January 31, 2003, the terms of the Series C preferred stock were amended to accelerate the modification of the conversion price to $5.66 per share and the preferred shareholder agreed to convert $16.25 million of Series C preferred stock by March 12, 2003. Upon conversion 2.9 million shares of common stock were issued. After this conversion there was $8.75 million of Series C preferred stock outstanding. Commencing March 29, 2004, the preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

      We pay a quarterly dividend on the preferred stock at a rate of 5% per annum. The dividend is payable in cash or shares of our common stock, at our option. The number of shares issuable in payment of these dividends depends on the market value of the common stock at the time of issuance (subject to certain limitations). As a result, assuming we elected to pay any dividend in shares of common stock, the preferred shareholder would receive a greater number of shares of common stock in payment of those dividends if our common stock price decreases.

      We currently have outstanding a warrant which was initially exercisable based on approximately 1.1 million shares of common stock at a strike price of $12.04 per share. In accordance with the terms of the warrant, on August 6, 2002 the number of shares under warrant and the strike price were reset at 2.2 million shares and $10.02 per share, respectively. Beginning on April 2, 2003, the warrant strike price will increase annually by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

      As of December 28, 2002, we had outstanding $18 million of a deferred purchase price obligation which is payable in quarterly installments of $2 million through January 3, 2005. Quarterly installments may be made in cash or shares of common stock, at our option. The number of shares to be issued in any quarterly payment depends on the availability of registered shares of common stock and the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases. In January 2003, we issued 0.6 million shares of common stock as payment for the quarterly installment then due.

      To the extent that the preferred shareholder elects to convert the preferred stock into common stock or redeem the preferred stock for common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, our then existing common shareholders would experience dilution in their percentage ownership interests. If the remaining $8.75 million of outstanding Series C preferred stock were converted at its conversion price of $5.66 per share, the $5 million of Series B-1 preferred stock outstanding as of December 28, 2002 were redeemed at its current redemption floor of

$5.66 per share, the $12 million of additional Series B preferred stock were assumed to be issued and converted at 120% of the December 28, 2002 market price, at a minimum of $7.50 per share, and the remaining $16 million deferred purchase price obligation were assumed to be paid in common stock using the December 28, 2002 market price, together with the 3.5 million shares of common stock that were issued in 2003 through March 12, for preferred stock conversions and deferred purchase price payments, dilution of approximately 19.8% would occur based on the number of shares of common stock outstanding at December 28, 2002.

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

      We may seek additional sources of capital and financing in the future, the terms of which may result in additional potential dilution.

Executive Officers of the Company

      The executive officers of the Company, their ages, and the position or office held by each, are as follows:

Name	Age	Position or Office

Walter R. Young	58	Chairman of the Board of Directors, President and Chief Executive Officer
Phyllis A. Knight	40	Executive Vice President and Chief Financial Officer
Philip C. Surles	61	Chief Operating Officer
M. Mark Cole	41	President, Retail Operations
John J. Collins, Jr.	51	Senior Vice President, General Counsel and Secretary
Bobby J. Williams	56	President, Champion Homes
Abdul Rajput	56	President, HomePride Finance Corp.
Richard P. Hevelhorst	55	Vice President and Controller

      The executive officers serve at the pleasure of the Company’s Board of Directors except for Mr. Young, who is currently serving in accordance with the terms of a Letter Agreement dated April 27, 1990, as amended. The Letter Agreement terminates on April 30, 2006 unless terminated earlier pursuant to the agreement. Mr. Young joined Champion in 1990 as President and Chief Executive Officer and was elected Chairman of the Board in 1992.

      In 2002, Ms. Knight joined Champion from Conseco Finance Corp. where since 1994 she served in various executive positions, including Senior Vice President and Treasurer and, most recently, was President of its Mortgage Services Division. On December 18, 2002, subsequent to Ms. Knight’s departure, Conseco Finance Corp. and its parent, Conseco, Inc., filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Previous to Conseco Finance, Ms. Knight, a CPA, worked for KPMG Peat Marwick for nine years.

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

      Mr. Williams joined Champion in 1997 as President, Eastern Manufacturing Region, and was promoted to President, Champion Homes, in July 2002.

      Mr. Rajput joined the Company upon the April 2002 acquisition of CIT’s manufactured housing loan origination business. Previously from 1998 to 2002, Mr. Rajput was the Executive Vice President, National Operations, for GreenPoint Credit, LLC, a former consumer lender to the manufactured housing industry. From 1991 to 1998 Mr. Rajput was the Executive Vice President, Administration, for Bank of America, FSB.

      Mr. Hevelhorst joined Champion in 1995 as Controller and was promoted to the position of Vice President and Controller in 1999.

Available Information

      Champion’s Internet address is www.championhomes.net. Champion’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to all such reports and statements are made available via its web site as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

Item 2.     Properties

      All of our manufacturing facilities are one story with concrete floors and wood and steel superstructures and generally range from 80,000 to 150,000 square feet. We own all of our manufacturing facilities except for five housing facilities which are leased, of which three are under capital leases. Substantially all of the machinery and equipment used in our manufacturing facilities is owned. We believe our plant facilities are generally well maintained and provide ample capacity to meet expected demand.

      The following table sets forth certain information with respect to the 37 homebuilding facilities we were operating as of December 28, 2002. All of these facilities are assembly-line operations.

United States
Alabama	Guin Boaz (2 plants)
Arizona	Chandler (2 plants)*
California	Corona* Lindsay Woodland*
Colorado	Berthoud
Florida	Bartow (2 plants)** Lake City (2 plants)***
Georgia	Richland
Idaho	Weiser
Indiana	LaGrange (4 plants) Topeka (4 plants)
Kentucky	Flemingsburg
Nebraska	York
New York	Sangerfield*
North Carolina	Lillington Pembroke Sanford
Oregon	Silverton
Pennsylvania	Claysburg Ephrata
Tennessee	Henry
Texas	Athens Burleson
Canada
Alberta	Medicine Hat
British Columbia	Penticton

*	Includes one leased facility.

**	Includes leased land.

***	Includes leased land and one leased facility.

      In addition, the Company owned 17 idled manufacturing facilities in nine states at December 28, 2002, of which nine were permanent closures. Most of the Company’s idled manufacturing facilities are currently accounted for as long-lived assets to be held and used, including those for sale, due to uncertainty of completing a sale within one year. In March 2003, one owned facility in Arizona was closed.

      Our Company-owned retail sales centers generally range in size from one and one-half acre to four acres. The following table sets forth the 118 Company-owned retail locations by state as of December 28, 2002:

Number of
Retail
State	Locations

California	13
Colorado	1
Idaho	2
Indiana	4
Iowa	3
Kansas	4
Kentucky	8
Louisiana	5
Mississippi	1
Missouri	1
Nebraska	2
Nevada	1
North Carolina	18
North Dakota	1
Ohio	1
Oklahoma	2
South Carolina	4
South Dakota	3
Tennessee	3
Texas	26
Utah	3
Virginia	5
Washington	5
Wyoming	2

      Most of our Company-owned retail locations are leased, with aggregate lease payments totaling approximately $7.7 million in 2002. Sales center lease terms generally range from monthly to five years. Our executive offices, which are located in Auburn Hills, Michigan, the HPFC offices, which are located in Overland Park, Kansas and Sacramento, California, and other miscellaneous offices and properties are also leased.

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

      On August 26, 1999, a putative shareholder class action suit entitled Joel Miller v. Champion Enterprises, Inc. (“Joel Miller”) was filed against the Company and Walter R. Young in the U.S. District Court for the Eastern District of Michigan. The complaint seeks unspecified damages and costs for alleged violations of federal securities laws. The plaintiffs generally alleged, among other things, that the Company made false and misleading statements and omitted other information regarding the financial condition of Ted Parker Homes Sales, Inc. (“Ted Parker”), our former largest independent retailer, and the potential impact on Champion of Ted Parker becoming insolvent. There were similar actions that have been filed and consolidated with the Joel Miller action. On June 13, 2001, the trial court denied the plaintiffs’ motion to amend the second amended complaint and dismissed all of the plaintiffs’ complaints. The plaintiffs filed an appeal to the 6th Circuit Court of Appeals on July 2, 2001, which is pending. We are continuing to vigorously defend against these actions.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of Champion’s security holders during the fourth quarter of 2002.

(PAGE INTENTIONALLY LEFT BLANK)

PART II

Item 5.     Market for Champion’s Common Equity and Related Shareholder Matters

      (a) Champion’s common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. The high and low stock prices during each quarter of 2002 and 2001 were as follows:

	High	Low

2002
1st Quarter	$12.85	$7.69
2nd Quarter	9.50	4.70
3rd Quarter	5.80	2.05
4th Quarter	4.25	2.03
2001
1st Quarter	7.3125	2.8125
2nd Quarter	11.74	4.76
3rd Quarter	11.94	6.25
4th Quarter	13.75	6.57

      (b) There were approximately 5,100 shareholders of record and 6,600 beneficial holders on March 7, 2003.

      (c) Champion has not paid cash dividends on the Company’s common stock since 1974 and does not plan to pay cash dividends on the Company’s common stock in the near term. As discussed in Note 8 of Notes to Consolidated Financial Statements, the indenture governing the Senior Notes due 2007 and the revolving credit facility that we entered into in January 2003 contain covenants that limit our ability to pay dividends.

      (d) On March 29, 2002, Champion completed the sale of 25,000 shares of Series C Cumulative Convertible Preferred Stock to Fletcher International, Ltd. (“Fletcher”), an accredited investor, in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. The aggregate purchase price for this preferred stock was $25.0 million.

      On July 3, 2001, Champion completed the sale of 20,000 shares of Series B-1 Cumulative Convertible Preferred Stock to Fletcher, in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. The aggregate purchase price for this preferred stock was $20.0 million.

Item 6.     Selected Financial Information

Ten-Year Highlights (Unaudited)

	2002		2001	2000		1999		1998

	(Dollars and weighted shares in thousands, except per share amounts)
Operations
Net revenues
Manufacturing net sales	$1,150,638		$1,296,315	$1,564,026		$2,068,627		$1,986,317
Retail net sales	376,632		452,910	606,708		787,011		561,659
Financial services revenues	1,728		—	—		—		—
Less: intercompany	(156,704)		(201,000)	(249,000)		(291,000)		(215,000)

Total net revenues	1,372,294		1,548,225	1,921,734		2,564,638		2,332,976
Cost of sales	1,177,661	(c)	1,283,216	1,619,903	(c)	2,164,868	(f)	1,931,397

Gross margin	194,633		265,009	301,831		399,770		401,579
Selling, general and administrative expenses (“SG&A”)	232,809	(a)	274,773	293,986		292,188	(f)	231,295
Financial services operating costs	9,791		—	—		—		—
Other charges	129,615	(b)(c)	8,900 (c)	201,000	(c)(e)	—		—

Operating income (loss)	(177,582)		(18,664)	(193,155)		107,582		170,284
Net interest income (expense)	(26,573)		(22,624)	(27,177)		(25,540)		(13,486)

Pretax income (loss) — continuing operations	(204,155)		(41,288)	(220,332)		82,042		156,798

Income (loss) — continuing operations	(255,555	)(d)	(27,888)	(147,332)		50,042		94,198
Income (loss) — discontinued operations	—		—	—		—		—

Net income (loss)	$(255,555)		$(27,888)	$(147,332)		$50,042		$94,198

Diluted earnings (loss) per share
Income (loss) — continuing operations	$(5.22)		$(0.59)	$(3.12)		$1.02		$1.91
Income (loss) — discontinued operations	—		—	—		—		—

Net income (loss)	$(5.22)		$(0.59)	$(3.12)		$1.02		$1.91

Diluted weighted shares outstanding	49,341		47,887	47,252		48,889		49,284
Financial Information
Cash flows from continuing operating activities	$(705)		$67,034	$115,360		$99,936		$105,789
Depreciation and amortization	21,295		36,043	40,306		37,890		26,911
Capital expenditures	6,286		6,972	15,035		50,390		49,120
Net property, plant and equipment	127,644		177,430	207,277		222,898		190,963
Total assets	728,091		858,152	942,056		1,182,940		1,021,672
Long-term debt	341,612		224,926	225,634		224,357		121,629
Redeemable convertible preferred stock	29,256		20,000	—		—		—
Shareholders’ equity	37,325		272,034	296,809		444,262		405,246
Per share	$0.71		$5.63	$6.27		$9.39		$8.40
Return (loss) on average equity	(165%	)	(10% )	(40%	)	12%		27%
Other Statistical Information
Number of employees at year end	8,000		10,600	12,000		15,000		14,000
Homes sold
Manufacturing	32,460		39,551	52,442		71,761		70,359
Retail — new	6,006		7,578	11,483		15,853		11,738
Retail — pre-owned	1,410		1,897	2,863		4,102		2,867
Manufacturing multi-section mix	82%		77%	71%		66%		63%

The Company made significant acquisitions of manufacturing companies in 1994 through 1996 and in 1999. The Company made significant acquisitions of retail companies in 1998 and 1999.

(a)	Pursuant to the implementation of SFAS No. 142, the Company eliminated goodwill amortization in 2002 which was previously reported in SG&A.

(b)	Includes pretax goodwill impairment charges of $97.0 million and gain on debt retirement of $7.4 million.

(c)	Other charges include restructuring charges primarily due to closing or consolidation of manufacturing facilities and retail sales centers totaling $40.0 million, $8.9 million, and $11.3 million in 2002, 2001 and 2000, respectively. Cost of sales includes $15.3 million and $2.7 million of restructuring charges in 2002 and 2000, respectively.

(d)	Includes deferred tax asset valuation allowance of $102.3 million.

(e)	Includes pretax goodwill impairment charges of $189.7 million.

(f)	Cost of sales and SG&A include $26.5 million and $7.1 million, respectively, related to the bankruptcy of the Company’s former largest independent retailer in 1999.

Item 6.     Selected Financial Information

Ten-Year Highlights (Unaudited)

	1997	1996		1995	1994	1993

	(Dollars and weighted shares in thousands, except per share amounts)
Operations
Net revenues
Manufacturing net sales	$1,733,162	$1,645,024		$1,410,890	$1,138,027	$759,544
Retail net sales	60,624	33,202		27,200	34,702	30,661
Financial services revenues	—	—		—	—	—
Less: intercompany	(39,300)	(23,800)		(19,800)	(23,600)	(21,900)

Total net revenues	1,754,486	1,654,426		1,418,290	1,149,129	768,305
Cost of sales	1,503,028	1,410,397		1,214,217	990,905	664,861

Gross margin	251,458	244,029		204,073	158,224	103,444
Selling, general and administrative expenses (“SG&A”)	135,028	130,629		112,396	89,289	74,732
Financial services operating costs	—	—		—	—	—
Other charges	—	22,000	(g)	—	2,700	3,269

Operating income (loss)	116,430	91,400		91,677	66,235	25,443
Net interest income (expense)	941	525		298	673	(1,770)

Pretax income (loss) — continuing operations	117,371	91,925		91,975	66,908	23,673

Income (loss) — continuing operations	70,771	52,225		54,475	43,808	16,717
Income (loss) — discontinued operations	4,500	1,361		1,810	3,230	(3,750)

Net income (loss)	$75,271	$53,586		$56,285	$47,038	$12,967

Diluted earnings (loss) per share
Income (loss) — continuing operations	$1.45	$1.06		$1.10	$0.90	$0.39
Income (loss) — discontinued operations	0.09	0.03		0.04	0.06	(0.09)

Net income (loss)	$1.54	$1.09		$1.14	$0.96	$0.30

Diluted weighted shares outstanding	48,875	49,327		49,389	48,900	42,954
Financial Information
Cash flows from continuing operating activities	$99,248	$73,807		$68,100	$44,488	$39,954
Depreciation and amortization	17,091	14,463		11,294	8,088	6,363
Capital expenditures	38,266	50,094		19,854	18,762	10,601
Net property, plant and equipment	143,519	119,994		75,271	59,783	44,578
Total assets	501,250	461,222		367,872	290,090	204,490
Long-term debt	1,813	1,158		1,685	2,536	3,440
Redeemable convertible preferred stock	—	—		—	—	—
Shareholders’ equity	280,416	226,634		176,142	133,266	81,741
Per share	$6.02	$4.75		$3.73	$2.79	$1.76
Return (loss) on average equity	30%	27%		36%	44%	25%
Other Statistical Information
Number of employees at year end	11,300	10,700		8,700	7,600	6,200
Homes sold
Manufacturing	64,285	61,796		53,955	44,453	32,607
Retail — new	983	541		477	644	637
Retail — pre-owned	87	28		36	51	62
Manufacturing multi-section mix	58%	56%		54%	54%	51%

Certain amounts have been reclassified to conform to current period presentation.

(g)	Includes nonrecurring merger and other charges due to the 1996 merger with Redman Industries, Inc., which was accounted for as a pooling of interests.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Champion Enterprises, Inc. (“Champion” or “the Company”) is the leading producer of manufactured housing in the U.S. As of December 28, 2002, we were operating 37 homebuilding facilities in 16 states and two provinces in western Canada. The homes we produce were sold through 118 Company-owned sales centers in 24 states at December 28, 2002, through approximately 2,000 independent sales centers across the U.S. and western Canada and directly to builders and developers. At December 28, 2002, 657 independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. In 2002, we also provided a limited amount of financing for consumers who purchased Champion-built homes from our Company-owned sales centers and our independent CHC retailers.

      In 2002, our revenues and profits were affected by challenging industry conditions including reductions in the availability of consumer financing, reductions in floor plan inventory financing, high levels of homes repossessed from consumers, an uncertain economic outlook and Texas legislation, effective January 1, 2002, that limits the use of home-only financing to purchase a manufactured home. During 2002, Conseco Finance Corp. (“Conseco”), formerly the manufactured housing industry’s largest floor plan and consumer lender, exited the market. Also in 2002, Deutsche Financial Services (“Deutsche”) exited the manufactured housing floor plan lending business. Industry retail sales and wholesale shipments of new homes declined as a result of reduced levels of available financing and the high number of repossessed homes that are in the market. We estimate that approximately 90,000 repossessed homes were resold in 2002, compared to a similar number of homes in 2001 and approximately 75,000 homes in 2000. According to data reported by the National Conference of States on Building Codes and Standards (“NCSBCS”), 2002 U.S. industry wholesale shipments of HUD Code Homes(1) and floors(2) decreased 12.8% and 11.1%, respectively, from 2001 levels after declining 22.9% and 20.7%, respectively, in 2001 from 2000 levels. We estimate, based on data reported by Statistical Surveys, Inc. and other sources, that industry retail sales of new homes in 2002 declined 9% from 2001 levels, after declining 25% in 2001 from 2000 levels. In the fourth quarter of 2002, the industry experienced a 24.6% decline in year-over-year wholesale shipments of HUD Code Homes, based on data reported by NCSBCS.

      In response to these industry conditions and their effect on our sales volume and operating results, during 2002 we closed 12, or 24%, of our manufacturing facilities, and 126, or 52%, of our retail sales centers operated at the beginning of the year. In connection with the closing and consolidation of our manufacturing facilities and retail sales centers, we recorded pretax restructuring charges totaling $55 million. See “Restructuring Charges” below for additional discussion. Since the industry downturn began in mid-1999, we have closed and consolidated 32 manufacturing facilities, including one facility closed in March 2003, and since mid-2000 we have closed 236 retail sales locations to eliminate under-performing operations and rationalize our operations and capacity for industry conditions. We believe the 2002 closures will enable us to reduce operating losses while current industry conditions persist.

      The number of manufactured homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards, terms and cost of consumer financing. Two basic types of consumer financing are available: home-only or personal property loans for purchasers of only the home, and real estate mortgages for purchasers of the home and the land on which the home is placed. During the past four years a number of consumer lenders have exited the market. The remaining

(1)	U.S. manufactured homes are constructed in accordance with the Federal Manufactured Home Construction and Safety Standards, as administered by the U.S. Department of Housing and Urban Development (“HUD”). The HUD code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency (“HUD Code Homes”). Other building codes apply to modular homes and homes built in Canada.

(2)	A floor is a section of a home. A single-section home is comprised of one floor and a multi-section home is comprised of two or more floors.

lenders have increased their credit standards and interest rates and have tightened terms and underwriting standards which have reduced lending volumes. We estimate that the percentage of total new manufactured home retail sales financed with home-only loans has declined from approximately 80% in 2000 to less than 40% in 2002, based on a survey by the Manufactured Housing Institute (“MHI”), an industry trade association. Since the late 1990s, the number of manufactured homes financed with real estate mortgages has been growing. We estimate that the percentage of total new manufactured home retail sales financed with real estate mortgages has increased from approximately 10% in 2000 to 50% in 2002.

      Retailers of manufactured homes generally finance their inventory purchases from the manufacturers with wholesale floor plan financing. The availability and cost of floor plan financing can affect the amount of retailer inventory of new homes, the number of retail sales centers and related wholesale demand. Prior to 2002, the availability of floor plan financing had not been a significant issue. Although some wholesale lenders have exited the market or curtailed their lending volumes, new lenders, including local and regional banks, have entered the market and some lenders have increased lending volumes. Certain of the remaining floor plan lenders have increased their underwriting standards and tightened the terms of their loans. We believe our manufacturing shipments in 2002 were reduced as a result of independent retailers transitioning to alternative inventory financing sources.

      The industry’s U.S. manufacturing shipments and retail sales of new homes in 2003 could continue to suffer from the factors described above. We expect our manufacturing and retail sales volumes and margins to be affected until industry consumer financing is more readily available, consumer repossession levels decline and retail sales of new homes increase. We are focusing on matching our manufacturing capacity and number of Company-owned retail outlets to industry conditions, improving or eliminating under-performing manufacturing facilities and retail outlets, improving independent and Company-owned retailer inventory turnover, rewarding independent retailers for retail selling of homes purchased from our manufacturers and promoting sound business practices at our independent retailers. We are seeking additional sources of consumer lending for our retailers. We also seek to expand our manufacturers’ sales of homes to builders and developers. We continually review our manufacturing capacity and the number and locations of Company-owned retail sales centers and will make further adjustments as deemed necessary.

Results of Operations 2002 versus 2001

     Consolidated

	2002	2001	% Change

	(Dollars in millions)
Net revenues
Manufacturing net sales	$1,150.6	$1,296.3	(11)%
Retail net sales	376.6	452.9	(17)%
Financial services revenues	1.7	—
Less: intercompany	(156.6)	(201.0)

Total net revenues	$1,372.3	$1,548.2	(11)%

Gross margin	$194.6	$265.0	(27)%
SG&A	232.8	274.8	(15)%
Financial services operating costs	9.8	—
Goodwill impairment charges	97.0	—
Restructuring charges	40.0	8.9
Gain on debt retirement	(7.4)	—

Operating loss	$(177.6)	$(18.7)

As a percent of revenues
Gross margin	14.2%	17.1%
SG&A	17.0%	17.7%
Operating loss	(12.9)%	(1.2)%

      Net sales in 2002 decreased by 11% from 2001 levels due primarily to operating fewer retail sales centers and manufacturing facilities, decreasing manufacturing and retail sales volumes and the effects of retail inventory liquidations, partially offset by sales price increases and selling a greater proportion of multi-section homes in both the manufacturing and retail segments. At December 28, 2002, we were operating 24% fewer manufacturing facilities and 52% fewer retail sales centers than we operated at December 29, 2001. The reduction in sales volumes was a result of industry conditions mentioned above, which also resulted in our reduction of manufacturing operating capacity and closure of retail sales centers.

      Gross margin dollars in 2002 declined $70 million from 2001, of which $30 million was due to lower sales volumes and $40 million was due to lower gross margin as a percentage of sales. The lower gross margin rate was primarily caused by $15 million in restructuring charges (see additional discussion under “Restructuring Charges”) and approximately $10 million in higher self-insurance costs, of which $5.6 million was due to increasing our self-insurance reserves based on an actuarial study completed during the third quarter, and $4.4 million was due to increased claims, partially as a result of plant closures. In addition, gross margin in 2002 was reduced by approximately $5 million due to other retail inventory liquidation programs primarily for the sale to consumers of inventory from closed retail locations. Excluding restructuring charges, higher self-insurance costs and effects of other retail inventory liquidation programs, gross margin as a percent of sales declined from 17.1% in 2001 to 16.4% in 2002. This variance is due to costs of winding down operations at closed plants, a higher manufacturing overhead rate related to fixed costs and lower levels of plant utilization and inefficiencies from lower production volumes and lower backlogs. Gross margins in both years were affected by costs of retail programs to reduce inventory and sell older homes at Company-owned sales centers.

      Selling, general and administrative expenses (“SG&A”) decreased $42 million or 15%. This decline was primarily due to operating fewer manufacturing facilities and sales centers and the reduction in sales volume and $11.6 million of goodwill amortization which was recorded in 2001 while no such amortization was recorded in 2002 as a result of implementing Statement of Financial Accounting Standards (“SFAS”) No. 142 in January 2002. SG&A in 2002 included $2.3 million of gains on the sale of seven manufacturing facilities. SG&A in 2001 included $3.7 million for losses on consumer finance loans and transition costs for alternative financing sources.

      The loss before income taxes in 2002 and 2001 was comprised of the following:

		% of		% of
	2002	Sales	2001	Sales

	(Dollars in millions)
Manufacturing EBITA	$2.7	0.2%	$54.1	4.2%
Retail EBITA	(58.2)	(15.5)%	(33.2)	(7.3)%
Financial services loss	(8.3)		—
General corporate expenses	(30.9)		(28.0)
Goodwill impairment charges	(97.0)		—
Gain on debt retirement	7.4		—
Intercompany profit elimination	6.5		—
Goodwill amortization	—		(11.6)
Net interest expense, excluding financial services	(26.4)		(22.6)

Loss before income taxes	$(204.2)	(14.9)%	$(41.3)	(2.7)%

      Manufacturing and retail segment earnings or loss was based on EBITA (earnings (loss) before interest, taxes, goodwill amortization and impairment charges, general corporate expenses and certain gains). Financial services loss includes operating costs, net interest income earned on finance loans receivable and interest expense under a warehouse facility. Retail floor plan interest expense not charged to retail EBITA totaled $2.7 million and $8.3 million in 2002 and 2001, respectively. Financial services interest expense on warehouse borrowings charged to the financial services loss totaled $0.2 million in 2002.

      Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In reconciling 2002 results by segment, a credit (income) resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment. In 2001, the effects of declining retail inventory levels were offset by increased manufacturing margins resulting in no change to the intercompany profit in inventory elimination.

      General corporate expenses increased in 2002 primarily due to a $2.8 million restructuring charge related to exiting certain development operations and $0.3 million of severance for staff reductions at the Company’s corporate office. The 2002 results also include gains on extinguishment of debt totaling $7.4 million as we purchased and retired $30 million of our Senior Notes due 2009 for approximately $23.8 million and settled indebtedness related to our development operations.

Goodwill Impairment Charges

      We adopted SFAS No. 142 in January 2002. Under the provisions of SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are subject to testing for impairment upon adoption, and at least annually, or more frequently if certain events or changes in circumstances suggest that the carrying value may not be recoverable. The provisions of SFAS No. 142 require that a two-step evaluation be performed to assess goodwill and other intangible assets for impairment. Our reporting units consist of our three business segments: manufacturing, retail and financial services. First the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and proceeding to the second step is not required. If the carrying value of any reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of its goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. We performed our transitional test for goodwill impairment upon adoption of SFAS No. 142 as of the beginning of 2002 and concluded no material impairment of the carrying value of goodwill existed at that date.

      In the second quarter of 2002, as a result of the significant downsizing of our retail operations in reaction to continuing challenging industry conditions and in accordance with SFAS No. 142, we performed a test for goodwill impairment using the income approach. Under this method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In the application of this present value method, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. In our application of the income approach, we assumed a cash flow period of five years, a discount rate of 12% and a terminal value of the fifth year’s estimated future cash flows for the next five years, present valued. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in an impairment charge of $97 million which was recorded in the quarter ended June 29, 2002.

Restructuring Charges

      As a result of the industry conditions mentioned above and their effects on our sales volume and operating results, during 2002 we closed and consolidated 126 retail sales centers and 12 manufacturing facilities, and reduced our corporate office staff. In addition, as of October 1, 2002, we sold our 25% interest in the SunChamp joint venture, which consisted of 11 leased communities, to Sun Communities, Inc. and closed our communities’ management and development operations in the fourth quarter of 2002. In 2002, we recorded charges totaling $55.3 million for these restructuring actions. Restructuring charges for the years ended December 28, 2002 and December 29, 2001 were as follows:

	2002	2001

	(In millions)
Manufacturing restructuring charges
Fixed asset impairment charges	$19.5	$3.3
Inventory charges	1.5	—
Warranty costs	3.5	—
Severance costs	1.8	—

Total manufacturing charges	26.3	3.3

Retail restructuring charges
Fixed asset impairment charges	7.8	4.4
Inventory charges	13.0	—
Lease termination costs	3.9	1.2
Severance costs	0.7	—
Other closing costs	3.2	—

Total retail charges	28.6	5.6

Development restructuring charges
Severance costs	1.2	—
Asset impairment charges	1.6	—

Total development charges	2.8	—

Corporate office severance costs	0.3	—

Intercompany profit elimination	(2.7)	—

	$55.3	$8.9

      Inventory charges, net of intercompany profit elimination, and warranty costs were included in cost of sales while fixed asset impairment charges, severance costs, lease termination costs, other asset impairment charges and other closing costs were included in restructuring charges in the consolidated statements of operations.

      Fixed asset impairment charges for closed manufacturing facilities were primarily based on our estimates of net sales values for permanent closures and estimated future cash flows for temporary closures. Manufacturing inventory charges were for obsolescence related to the consolidation of product lines and models as a result of the plant closings and the elimination of certain stock keeping units. Additional warranty costs were provided due to expected higher costs to service homes after the closure of plants in certain areas. Manufacturing severance costs were related to the termination of substantially all employees at the manufacturing facilities closed and include payments made to hourly employees under the Worker Adjustment and Retraining Notification Act and severance payments to qualifying salaried employees. Approximately 1,300 employees were terminated at the 12 facilities closed in 2002. All of the severance costs had been paid by year end.

      Retail lease termination charges consist of accruals of future lease payments or settlements for closed sales centers. At December 28, 2002, the unpaid portion of the 2002 lease termination charges totaled $2.5 million. Fixed asset impairment charges were due to writing off the net book value of leasehold improvements that were abandoned at the closed sales centers. Inventory charges represented estimated losses for the wholesale liquidation of certain new home inventory at closed sales centers and estimated lower of cost or market charges for inventory of land and park spaces and improvements for closed sales centers. During 2002, 666 new homes were liquidated in bulk sales to other resellers resulting in losses totaling $8.8 million.

Retail severance costs were related to the termination of qualifying employees. Approximately 600 retail employees were terminated as a result of the 2002 sales center closings. In reconciling 2002 total restructuring charges on a segment basis, a credit (income) of $2.7 million resulted from the reduction in intercompany profit in inventory due to the decline in inventories at the retail operations as a result of the bulk sale of certain new home inventory mentioned above.

      Development restructuring charges included a $1.1 million loss on the sale of our interest in SunChamp. We also closed our communities’ management and development administrative offices resulting in fixed asset impairment charges of $0.2 million for the abandonment of leasehold improvements and severance costs to certain key management of the development operations. The closure of the development operations resulted in a reduction of 55 employees.

Manufacturing Operations

	2002	2001	% Change

Net sales (in millions)	$1,150.6	$1,296.3	(11)%
EBITA (in millions)	$2.7	$54.1	(95)%
EBITA margin %	0.2%	4.2%
Homes sold	32,460	39,551	(18)%
Floors sold	60,408	71,487	(15)%
Multi-section mix	82%	77%
Average home price	$34,100	$31,400	9%
Manufacturing facilities at year end	37	49	(24)%

      Manufacturing net sales in 2002 decreased 11% versus 2001 as a result of selling 18% fewer homes partially offset by a 9% increase in average selling prices. With the closure of 12 manufacturing facilities during 2002, we were operating 24% fewer facilities at the end of 2002 versus 2001. Our U.S. manufacturing shipments of HUD Code Homes in 2002 totaled 29,217, a decrease of 20% from a year earlier, which resulted in a U.S. market share of 17.3% in 2002 compared to 18.9% in 2001. Shipments of non-HUD Code Homes (modular homes, Canadian code and others) increased by 6% to 3,243 homes in 2002. Manufacturing shipments of single-section homes decreased in 2002 by 35% from 2001 levels, while multi-section homes sold decreased by 13%. The increased average manufacturing selling price per home in 2002 resulted from the higher multi-section mix and sales price increases. Manufacturing sales to Company-owned retailers in 2002 accounted for 13% of total homes sold in 2002 versus 15% in 2001 as we closed 126, or 52% of the retail locations that we operated at the beginning of the year and Company stores liquidated inventory from closed locations. Manufacturing sales volume was affected by the continuing reduction of financing available to consumers, Texas legislation which limits consumer use of home-only financing to purchase a manufactured home, a reduced number of Company-owned retail sales centers, the effects of significant lenders withdrawing from the floor plan lending business and an uncertain economic outlook.

      Manufacturing EBITA in 2002 decreased by 95% or $51.4 million primarily due to decreased gross margin from the $146 million reduction in sales, $23.0 million increase in restructuring charges (see additional discussion under “Restructuring Charges”) and $10 million of additional self-insurance costs. Partially offsetting these unfavorable changes were reduced SG&A from lower sales and operating fewer manufacturing plants, a $2.3 million gain on the sale of seven idled manufacturing facilities, and a reduction of $2.6 million in wholesale repurchase losses. Manufacturing EBITA as a percent of sales declined versus 2001 due to the restructuring charges, higher self-insurance costs, costs of winding down production at closed plants, the effect of lower sales on fixed manufacturing and SG&A costs and inefficiencies from lower production volumes and lower backlogs.

      Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled wholesale orders for housing at December 28, 2002 totaled approximately $26 million at the 37 plants operated, as compared to $18 million at 49 plants a year earlier.

Retail Operations

	2002	2001	% Change

Net sales (in millions)	$376.6	$452.9	(17)%
EBITA (in millions)	$(58.2)	$(33.2)	(76)%
EBITA margin %	(15.5)%	(7.3)%
New homes retailed	5,340	7,578	(30)%
New homes wholesaled	666	—
Pre-owned homes sold	1,410	1,897	(26)%
Total homes sold	7,416	9,475	(22)%
% Champion-produced new homes sold	96%	88%
New home multi-section mix	81%	72%
Average new home price, excluding wholesaled homes	$63,600	$56,200	13%
Average number of new homes sold per sales center per month, excluding wholesaled homes	2.3	2.4	(4)%
Average number of new homes in inventory per sales center at year end	13.2	12.6	5%
Sales centers at year end	118	244	(52)%

      Retail sales decreased 17% in 2002 compared to 2001 due to a 30% decline in new homes retail sold and the wholesale liquidation of inventories from closed sales centers, partially offset by selling proportionally more multi-section homes. The decrease in homes sold was primarily due to our operating fewer sales centers. Since the beginning of 2002, we have closed 126 retail locations or 52% of those operated at the beginning of the year. At December 28, 2002, we operated 118 retail sales centers. In the second half of 2002, we wholesaled 666 new homes in order to expedite the liquidation of inventory from our closed sales centers. The average number of new homes sold per sales center per month during 2002, excluding wholesaled homes, decreased 4% versus 2001 due largely to industry conditions and further reductions in consumer lending availability. Our retail operations reduced new home inventory levels by over 1,500 homes during 2002. The average number of new homes in inventory per sales center at year-end increased 5% versus 2001 due to unsold inventory from sales centers closed during the second half of the year. The average new home selling price in 2002 increased by 13% versus 2001, excluding wholesaled homes, primarily due to the sale of a greater proportion of higher-priced, multi-section homes.

      Retail EBITA in 2002 worsened by $25.0 million compared to 2001 primarily due to reduced gross margin of $16 million from the $76 million reduction in sales, a $23.0 million increase in restructuring charges in 2002 and reduced retail gross margin of $5.0 million due to other inventory liquidation programs primarily for the sale to consumers of inventory from closed locations. See additional discussion under “Restructuring Charges.” Reduced retail EBITA from lower sales volume and restructuring charges were partially offset by reduced SG&A as a result of operating fewer sales centers. The 2001 retail results included a $3.7 million charge for losses on consumer finance loans and transition costs for alternative financing sources. Retail loss increased as a percentage of sales in 2002 as a result of these changes and the effect of lower net sales on fixed SG&A costs.

Financial Services

      In April 2002, we acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. (“CIT”) and entered into certain related agreements for approximately $5 million. During 2002, the financial services segment originated $55.6 million of loans of which 58% were through Company-owned retailers and 42% were through independent retailers that are members of our CHC distribution network. Due to its low volume and start up of operations, the financial services segment reported a pretax loss of $8.3 million for 2002.

Interest Expense

      Interest expense increased by $3.9 million in 2002 versus 2001. Interest expense increased by $11.8 million due to the issuance in April 2002 of $150 million of 11.25% Senior Notes due 2007. This increase was partially offset by a $7.0 million reduction of interest expense due to lower levels of floor plan borrowings and the repurchase, during the quarter ended June 29, 2002, of $30 million of 7.625% Senior Notes due 2009. In addition, interest on other debt was $0.9 million less in 2002 versus 2001, due to lower rates on variable rate debt and lower levels of other debt.

Income Taxes

      Our income tax benefits in 2002 were primarily the result of tax losses that can be carried back to generate refunds of taxes paid in previous years, offset by a valuation allowance for 100% of our deferred tax assets, which totaled $102.3 million at December 28, 2002. See additional discussion under “Accounting Estimates and Assumptions”. We did not record any tax benefits for financial losses that are not tax losses in 2002. The 2002 effective tax rate differs from the 35% federal statutory rate primarily due to the valuation allowance for 100% of our deferred tax assets, non-deductible goodwill impairment charges, changes in temporary differences and recording an allowance for tax adjustments.

      The Company expects to receive income tax refunds of approximately $61 million, of which approximately $60 million results from net operating losses on its 2002 federal income tax return which can be carried back to prior years. The 2002 net operating loss includes tax deductions related to the closure and liquidation of certain legal entities in connection with the Company’s restructuring actions in 2002. The Company expects to file its 2002 federal income tax return in April 2003, and expects to receive the refund in May or June 2003. Due to the size of the tax refund the Company expects that its 2002 federal tax return will by audited by the Internal Revenue Service. The precise amount of the refund or the timing of its receipt is not certain. The outcome of the expected audit of the 2002 federal tax return is not possible to predict. The Company has evaluated the need for tax reserves and, based on current and prior year tax filings, in 2002 increased its tax reserves by recording a $12 million allowance for tax adjustments.

Results of Fourth Quarter 2002 Versus 2001

	2002	2001	% Change

	(Dollars in millions,
	except average home price)
Net revenues
Manufacturing net sales	$268.2	$322.6	(17)%
Retail net sales	94.5	95.5	(1)%
Financial services revenues	1.2	—
Less: intercompany	(33.6)	(52.0)

Total net revenues	$330.3	$366.1	(10)%

Gross margin	$45.2	$66.3	(32)%
SG&A	51.3	66.6	(23)%
Financial services operating costs	4.4	—
Restructuring charges	3.5	1.2
Gain on debt retirement	(1.5)	—

Operating loss	$(12.5)	$(1.5)

	2002	2001	% Change

	(Dollars in millions,
	except average home price)
Manufacturing EBITA	$8.8	$19.3	(54)%
Retail EBITA	(16.7)	(10.4)	(61)%
Financial services loss	(3.3)	—
General corporate expenses	(7.1)	(7.5)
Gain on debt retirement	1.5	—
Intercompany profit elimination	4.1	—
Goodwill amortization	—	(2.9)
Net interest expense, excluding financial services	(7.3)	(5.2)

Loss before income taxes	$(20.0)	$(6.7)	(198)%

As a percent of revenues
Gross margin	13.7%	18.1%
SG&A	15.5%	18.2%
Manufacturing EBITA margin %	3.3%	6.0%
Retail EBITA margin %	(17.7)%	(10.9)%
Manufacturing
Homes sold	7,180	9,482	(24)%
Floors sold	13,566	17,471	(22)%
Multi-section mix	85%	80%
Average home price	$35,900	$32,600	10%
Retail
New homes retailed	1,199	1,581	(24)%
New homes wholesaled	535	—
Pre-owned homes sold	277	394	(30)%
Total homes sold	2,011	1,975	2%
% Champion-produced new homes sold	97%	93%
New home multi-section mix	84%	74%
Average new home price, excluding wholesaled homes	$66,800	$56,800	18%
Average number of new homes sold per sales center per month, excluding wholesaled homes	3.1	2.1	48%

      Fourth quarter 2002 net sales declined versus the same quarter a year earlier, due to industry conditions and operating fewer manufacturing facilities and retail sales centers. Manufacturing net sales for the quarter in 2002 decreased 17% from sales in 2001 due to operating 24% fewer manufacturing facilities and industry conditions, partially offset by price increases and sales mix. According to NCSBCS, fourth quarter 2002 U.S. industry wholesale HUD code shipments decreased 24.6% from a year earlier. Our retail new homes sold declined 24% versus the same quarter last year. Champion operated 52% fewer retail sales centers at the end of the fourth quarter of 2002 than in the comparable quarter a year ago. We estimate that industry new home retail sales declined 15% for the fourth quarter of 2002 compared to the 2001 fourth quarter based on data provided by Statistical Surveys, Inc. and other sources.

      Gross margin dollars for the fourth quarter of 2002 decreased $21 million, while gross margin as a percentage of sales decreased 4.4 percentage points to 13.7% versus the same quarter last year. Of the decline, $8 million was due to lower manufacturing sales volume, $4 million was due to wholesaling 535 homes from inventories at closed retail locations and $5 million was due to other retail inventory liquidation programs primarily for the sale to consumers of inventory from closed locations. The balance of reduced gross margin was primarily from manufacturing operations due to higher self-insurance costs and costs of winding down operations at closed plants.

      SG&A for the quarter ended December 28, 2002 decreased 23% or $15 million versus the prior year quarter. Lower SG&A in the 2002 quarter was primarily the result of operating fewer retail sales centers and manufacturing facilities, $2.3 million of gains on the sale of seven manufacturing facilities and $2.9 million of goodwill amortization in the fourth quarter of 2001 which was not recorded in 2002 as a result of implementing SFAS No. 142.

Operations

      For the 2002 quarter, the Company’s manufacturing net sales decreased by 17% versus the prior year quarter due to industry conditions and the reduction of manufacturing facilities in operation, partially offset by price increases and sales mix. Manufacturing EBITA for the quarter was $11 million lower than in 2001, of which $8 million was due to reduced sales volume and $2 million was due to increased self-insurance costs. For the 2002 quarter compared to the prior year, manufacturing EBITA was also affected by costs of winding down operations at closed plants, higher marketing costs, reduced SG&A costs due to operating 12 fewer plants and the sale of seven closed manufacturing facilities which resulted in a $2.3 million net gain.

      Despite the challenging industry conditions and a decline in the number of Company-owned sales centers, retail net sales in the fourth quarter of 2002 were comparable to the prior year’s quarter. The 24% decrease in the number of new homes retail sold in the 2002 quarter was partially offset by an 18% rise in average selling price per home, due in part to selling a higher proportion of multi-section homes. In addition, during the quarter 535 new homes from closed locations were wholesaled for $10.6 million. The retail loss for the quarter worsened by $6 million versus the same quarter last year primarily due to $6.7 million of losses from wholesaling 535 new homes, $5 million of reduced retail gross margin from other inventory liquidation programs primarily for the sale to consumers of inventory from closed locations and a $2 million increase in restructuring charges from sales center closures. Partially offsetting these higher losses was lower SG&A of $7 million from operating fewer sales centers as a result of the closure of 126 retail locations during the year. During the fourth quarters of 2002 and 2001, the retail operations incurred restructuring charges of $3.0 million and $1.2 million, respectively, from the closure of 26 and 13 sales centers, respectively.

Results of Operations 2001 Versus 2000

Consolidated

	2001	2000	% Change

	(Dollars in millions)
Net revenues
Manufacturing net sales	$1,296.3	$1,564.0	(17)%
Retail net sales	452.9	606.7	(25)%
Less: intercompany	(201.0)	(249.0)

Total net revenues	$1,548.2	$1,921.7	(19)%

Gross margin	$265.0	$301.8	(12)%
SG&A	274.8	294.0	(7)%
Restructuring charges	8.9	11.3
Goodwill impairment charges	—	189.7

Operating loss	$(18.7)	$(193.2)

As a percent of revenues
Gross margin	17.1%	15.7%
SG&A	17.7%	15.3%
Operating loss	(1.2)%	(10.1)%

      Net revenues in 2001 decreased by 19% from 2000 levels due primarily to the challenging industry conditions discussed above. In response to these conditions, we closed four manufacturing facilities and 48 retail sales centers in 2001.

      Gross margin dollars in 2001 were $37 million less than in 2000, while gross margin increased 1.4% as a percentage of sales. Approximately $59 million in reduced gross margin dollars was due to the $374 million reduction in net revenues. The decline in gross margin dollars caused by lower sales volume was partially offset by improved production efficiencies and reduced fixed costs as a result of the closure of manufacturing facilities in 2001 and 2000, increased manufacturing sales prices in 2001 and the net effect of the following items that occurred in 2000. Gross margin dollars for the year ended December 30, 2000 included a $5 million charge for an additional write down of repurchased homes from the 1999 bankruptcy of our former largest independent retailer and approximately $1.7 million of employee termination benefits paid related to closed homebuilding facilities, partially offset by a $4 million reduction in the intercompany profit in inventory as a result of lower manufacturing margins and declining inventories at the retail segment. Gross margins in both years were affected by costs of retail programs to reduce inventory and sell older homes at Company-owned sales centers.

      SG&A decreased $19 million or 7% in 2001 primarily due to the reduction in sales volume and operating fewer manufacturing facilities and sales centers, an $11 million reduction in manufacturing segment marketing and advertising costs and an $8 million reduction in the provision for wholesale repurchase losses. Partially offsetting these reductions were charges in 2001 of $3.7 million for losses on consumer finance loans and transition costs for alternative financing sources. SG&A in 2000 was reduced by property insurance gains of $6.9 million. SG&A increased to 17.7% of sales in 2001 as a result of these changes and the effect of lower net sales on fixed costs.

      The loss before income taxes in 2001 and 2000 was comprised of the following:

		% of		% of
	2001	Sales	2000	Sales

	(Dollars in millions)
Manufacturing EBITA, excluding loss from independent retailer bankruptcy	$54.1	4.2%	$51.0	3.3%
Retail EBITA	(33.2)	(7.3)%	(9.1)	(1.5)%
General corporate expenses	(28.0)		(30.8)
Goodwill amortization	(11.6)		(13.7)
Goodwill impairment charges	—		(189.7)
Intercompany profit elimination	—		4.2
Loss from independent retailer bankruptcy	—		(5.0)
Net interest expense, excluding financial services	(22.6)		(27.2)

Loss before income taxes	$(41.3)		$(220.3)

      Manufacturing and retail segment EBITA consists of earnings (loss) before interest, taxes, goodwill amortization, goodwill impairment charges and the loss, recorded in 2000, associated with the 1999 independent retailer bankruptcy.

      Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In reconciling the 2000 results by segment, a credit (income) resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment. In 2001, the effects of declining retail inventory levels were offset by increased manufacturing margins resulting in no change to the intercompany profit in inventory elimination.

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

      In the fourth quarter of 2000, the Company recorded non-cash goodwill impairment charges of $189.7 million. Commencing in 2001, the amortization period for retail goodwill was reduced from 40 to 20 years. For additional information see the section titled “Goodwill Impairment Charges”. Our review of the recoverability of goodwill that was performed during the second half of 2001 resulted in no additional impairment charges.

Manufacturing Operations

	2001	2000	% Change

Net sales (in millions)	$1,296.3	$1,564.0	(17)%
EBITA excluding loss from independent retailer bankruptcy (in millions)	$54.1	$51.0	6%
EBITA margin %	4.2%	3.3%
Homes sold	39,551	52,442	(25)%
Floors sold	71,487	90,458	(21)%
Multi-section mix	77%	71%
Average home price	$31,400	$28,500	10%
Manufacturing facilities at year end	49	53	(8)%

      Manufacturing net sales in 2001 decreased because of the challenging market conditions described above. Our wholesale homes and floors sold in 2001 decreased by 25% and 21%, respectively, from the prior year. Our U.S. wholesale shipments of HUD Code Homes in 2001 totaled 36,495, a decrease of 27% from a year earlier, which resulted in a U.S. market share of 19% in 2001 compared to 20% in 2000. Shipments of non-HUD Code Homes (modular homes, Canadian code and others) increased by 38% to 3,056 homes in 2001. Wholesale shipments of single-section homes decreased in 2001 by 42% from 2000 levels, while multi-section homes sold decreased by 17%. The increased average manufacturing selling price per home in 2001 resulted from the higher multi-section mix and sales price increases. Manufacturing sales to Company-owned retailers in 2001 accounted for 15% of total homes sold versus 16% in 2000 as Company stores liquidated inventory from closed locations and reduced inventory per sales center.

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

December 29, 2001 totaled approximately $18 million at the 49 plants operated, as compared to $15 million at 53 plants a year earlier.

Retail Operations

	2001	2000	% Change

Net sales (in millions)	$452.9	$606.7	(25)%
EBITA (in millions)	$(33.2)	$(9.1)	(264)%
EBITA margin %	(7.3)%	(1.5)%
New homes sold	7,578	11,483	(34)%
Pre-owned homes sold	1,897	2,863	(34)%
Total homes sold	9,475	14,346	(34)%
% Champion-produced new homes sold	88%	73%
New home multi-section mix	72%	62%
Average new home price	$56,200	$49,600	13%
Average number of new homes sold per sales center per month	2.4	3.1	(23)%
Average number of new homes in inventory per sales center at year end	12.6	15.7	(20)%
Sales centers at year end	244	292	(16)%

      Retail sales decreased in 2001 due to the challenging industry conditions described above and a decline in the number of Company-owned sales centers. The average number of sales centers we operated during 2001 was 15% less than the average number operated in 2000. The average new home selling price in 2001 increased by 13% versus 2000, primarily due to the sale of a greater proportion of higher-priced, multi-section homes.

      Retail EBITA loss in 2001 increased by $24 million compared to 2000 and also increased as a percentage of sales. The larger retail loss was primarily due to reduced gross margin of $31 million from the $154 million reduction in sales, a $3.7 million charge for losses on consumer finance loans and transition costs for alternative financing sources and reduced income from loan origination fees, insurance and other commissions associated with lower sales volume. Partially offsetting these unfavorable changes were reduced SG&A costs from operating fewer sales centers and from implementing cost reduction programs. Retail EBITA in 2001 and 2000 included $4.4 million and $3.0 million, respectively, for fixed asset impairment charges and $1.2 million and $1.8 million, respectively, for lease termination costs related to sales center closures. Retail EBITA in 2000 also included $1.0 million of estimated lower of cost or market charges for inventory of land and park spaces and improvements. Retail loss increased as a percentage of sales in 2001 as a result of these changes and the effect of lower net sales on fixed SG&A costs.

Goodwill Impairment Charges

      Prior to the adoption of SFAS No. 142 in January of 2002, we evaluated the recoverability of goodwill in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. This Standard required the evaluation of long-lived assets based on the asset’s estimated fair value which was determined using the present value of estimated future cash flows. At the time such evaluations indicated that the undiscounted future cash flows of certain long-lived assets were not sufficient to recover the carrying value of such assets, the assets were adjusted to their estimated fair values.

      Industry conditions in 2000, including excess retail locations and inventory, tightened consumer credit standards, high consumer repossession levels and higher interest rates for purchasers of manufactured housing, resulted in lower sales volumes and sales center closures for the Company’s acquired retail businesses. During the second half of 2000, certain of the Company’s retail acquisitions incurred operating losses, and we closed and consolidated 54 under-performing retail sales centers. The culmination of these factors triggered a review of the recoverability of long-lived assets.

      In the evaluation process we forecasted cash flows over the next 20 years using assumptions for each company. The resulting cash flows were discounted to present value using a discount factor that approximated the Company’s blended cost of capital of 13%. The assessment was performed using lower volume and growth assumptions than previously assumed due to the continued downturn in the industry and lowered future expectations. As a result of this recoverability analysis, in the fourth quarter of 2000 the Company recorded non-cash pretax goodwill impairment charges of $189.7 million, consisting of $180.0 million for seven retail companies that were acquired in 1998 and 1999 and $9.7 million for two manufacturing companies that were acquired in 1996 and 1998.

Entry Into Consumer Finance Business

      In April 2002, we acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. (“CIT”) and certain related agreements for approximately $5 million. Our consumer finance business operates as HomePride Finance Corp. (“HPFC”). With this transaction we acquired $0.5 million of fixed assets, the operating procedures, policies and the customer lists for the business and the assignment of two office leases. We did not purchase any of the loan portfolios or related obligations of CIT’s loan origination business. The CIT loan origination platform has technologically advanced systems, with nearly 100% of loan applications received through the Internet. We have entered into agreements whereby, for a period of three years, an affiliate of CIT is providing its loan origination and servicing systems to us and is servicing the loans we originate. We have agreed to pay CIT $249,000 annually plus a monthly servicing fee based on 8.33 basis points of loans receivable up to $200 million and 6.25 basis points on loans receivable in excess of $200 million, with minimum servicing fees of $1.2 million annually. We also pay a monthly loan origination fee based on 25 to 50 basis points of the amount of loans originated, subject to a minimum fee of $100,000 per month.

      We arranged a warehouse facility to support our finance company’s operations. The warehouse facility was entered into by and among GSS HomePride Corp. (“GSS”), a third party special purpose entity; HPFC; CIT; Greenwich Funding Corp.; and Credit Suisse First Boston, New York Branch (“CSFB”). The facility has a one-year term and provides for up to $150 million of revolving credit availability to GSS based on, and secured by, manufactured home loans and contracts originated by HPFC.

      HomePride Funding Corp., a wholly owned subsidiary of HPFC, acquires manufactured home loans from HPFC, then may sell such loans to GSS. Under the warehouse facility, GSS sells undivided interests in pools of these loans to Greenwich Funding Corp. and/or CSFB in exchange for 76% of the face value of the loans plus specified residual interest in cash flows from the loans. HPFC and GSS also retain certain take-out rights through which they may effectively repurchase loans sold through the facility.

      GSS is a wholly-owned subsidiary of Global Securitization Services, LLC, an unrelated entity. GSS is a bankruptcy-remote entity that takes title to the manufactured home loans it purchases and is able to sell undivided interests in pools of loans, unencumbered, to Greenwich Funding Corp. and/or CSFB. GSS uses proceeds from the warehouse facility to fund a portion of the purchase price of the manufactured home loans it acquires from HomePride Funding Corp. GSS finances the remainder of the purchase price through a subordinated note issued to HomePride Funding Corp. HomePride Funding Corp., in turn, uses the cash proceeds received from GSS to pay a portion of the purchase price of the loans and contracts from HPFC, which uses these proceeds and other cash to purchase manufactured home loans and contracts from Company-owned and independent retailers.

      We have used proceeds from the sale of manufactured home loans and contracts in connection with the warehouse facility, a portion of the proceeds of the April 2002 issuance of $150 million of Senior Notes due 2007 and cash from operations to provide working capital for our consumer finance business. Long-term financing may be provided by asset-backed securitization (“ABS”) transactions in the capital markets or proceeds from the sale of whole loans.

      We intend to structure sales of originated consumer loans under our warehouse facility and any future asset-backed securitizations in the capital markets as collateralized financing transactions under generally accepted accounting principles (“GAAP”). Under GAAP, our consolidated balance sheet reflects the related consumer loans as receivables, and proceeds from the sales of consumer loans through the warehouse facility and securitizations as collateralized borrowings. Our consolidated income statement will reflect interest income and other income earned from holding the consumer loans as finance revenues. Finance costs and expenses include or will include interest expense from indebtedness under the warehouse facility and securitizations, provision for credit losses, gain or loss on whole loan sale transactions and operating costs.

      Alternatively, we may also seek to sell some or all of the loans funded by the warehouse facility from time to time through privately negotiated whole loan sale transactions. Upon classification of loans to held for sale in anticipation of whole loan sales, the carrying value of the loans will be accounted for at the lower of cost or market. In the event that we sell our loans it is unlikely that we will retain any servicing rights or obligations. A gain or loss on sale will be recognized for the difference between the selling price, net of expenses, and the carrying value of the loans. When whole loan sales occur, the loans receivable and related liabilities structured as collateralized borrowings will be removed from the balance sheet and no further interest income or expense will be recognized for the loans that were sold.

      Currently the ABS market for manufactured housing-related consumer loans is uncertain as a result of poor performance of such securities in recent years. As a result, and due to our recent entry into the business, we may have difficulty accessing the ABS market. Based on recent analysis we estimate that, if we were able to access the ABS market, proceeds would range initially from 70% to 80% of the face amount of our loans, with the balance expected to be collected over time as the loans mature. Largely as a result of difficulties in that market, we estimate currently that proceeds from the sale of whole loans could approximate 90% to 95% of the carrying value of our loans, which would result in a loss being recognized upon the earlier of sale or classification of loans to held for sale.

      Our warehouse line is the principal source of short-term funding for our consumer finance business. We are currently negotiating a renewal of the warehouse line, which expires in April 2003. Any such renewal could be on different terms, including advance rates, and is likely to be at a reduced size. The warehouse line must be renewed, extended or replaced by April 2003, otherwise we may be forced to exit the consumer finance business, which could have a further adverse effect on our ability to sell whole loans and would most likely preclude us from selling our loans in an ABS transaction. While we expect to be able to renew, extend or replace this warehouse line, in the event that we are unable to, we face further risk of loss on the loans which have been placed in that facility to date.

Contingent Repurchase Obligations

      We are contingently obligated under repurchase agreements with certain lending institutions that provide wholesale floor plan financing to independent retailers. Upon default by a retailer under a floor plan financing agreement with an associated repurchase agreement, the repurchase agreement generally requires the manufacturer to repurchase the loan or the home for the factory invoice price, subject to various adjustments. In the event of such repurchases, the manufacturer’s loss is equal to the difference between the repurchase price (factory invoice) and the net resale price to another retailer. In the fourth quarter of 1999, we changed a majority of our volume rebate programs to provide for payment of the rebate after sale of the home by the retailer to a consumer, at which time the Company has no further repurchase exposure for the home. Currently, in the event we are requested to repurchase homes upon retailer defaults, we are able to offset a portion of the loss with the related accrued rebates which will not be paid. Our policy of paying rebates upon retail sale of the home promotes prudent inventory and floor plan leverage management by retailers and has resulted in a reduced number of defaults and reduced severity of losses upon repurchase.

      We use information from the primary national floor plan lenders as the basis of our estimate of our contingent repurchase obligation. With the exit of certain national floor plan lenders from the industry and the shift to alternative retail inventory financing sources, the estimate of our contingent repurchase obligation may not be precise. Each quarter we review our contingent wholesale repurchase obligations for independent retailers to assess the adequacy of the reserve for repurchase losses. This analysis is based on the combination of current and historical experience, reports received from three of the primary national floor plan lenders that provide approximately 38% of all floor plan financing for our independent retailers, and information regarding our retailers obtained from management at our manufacturing facilities.

      The estimated repurchase obligation is calculated as the total amount that would be paid upon the default of all of our independent retailers whose inventories are subject to repurchase agreements, without reduction for the resale value of the repurchased homes. Potential losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net resale value of the homes, less accrued rebates.

      Each month we use the information from these three primary lenders to determine the amount subject to repurchase and the estimated potential loss for each of our 25 largest independent retailers. As of February 28, 2003, our largest independent retailer, a nationwide retailer, had $20.6 million of inventory subject to repurchase. As of February 28, 2003 our next 24 largest independent retailers had an aggregate of $38.5 million of inventory subject to repurchase, with individual amounts ranging from $0.3 million to $6.2 million per retailer.

      A summary of actual repurchase activity for the last three years follows:

	2002	2001	2000

	(Dollars in millions)
Estimated repurchase obligation at end of year	$240	$300	$430
Number of retailers defaults	44	55	86
Number of homes repurchased	243	697	660
Total repurchase price	$7.4	$21.1	$19.1
Losses incurred on homes repurchased	$1.3	$3.9	$6.0

      Our estimated contingent repurchase obligation has been declining due to reduced inventory at our independent retailers and due to an estimated 45% of independent retailer inventory being financed at local banks, with whom we do not always enter into repurchase agreements. Not included in 2000 repurchase losses in the table above was a $5 million charge taken in 2000 for an additional write down of repurchased homes from the 1999 bankruptcy of our former largest independent retailer.

Liquidity and Capital Resources

      Unrestricted cash balances totaled $77.4 million at December 28, 2002, up from $69.5 million at December 29, 2001. During 2002, cash of $145.8 million was provided by the net proceeds from the issuance of Senior Notes due 2007, $23.8 million from the net proceeds of the issuance of preferred stock, $35.6 million of proceeds from sales of consumer loans into the warehouse facility and $10.0 million of proceeds from the sale of eight closed manufacturing facilities and other properties. Expenditures during 2002 included $0.7 million of net cash used for operations, $53.8 million to reduce floor plan borrowings, $51.7 million to cash collateralize letters of credit, $53.6 million to originate consumer loans, $23.8 million for the repurchase of Senior Notes due 2009, $8.1 million for acquisition related payments, $6.3 million for capital improvements, $4.7 million of deferred financing costs, $3.2 million for investments in and advances to unconsolidated subsidiaries and $2.4 million of other debt payments.

      During 2002, inventories declined $61 million primarily due to liquidating inventory from the closure of 126 retail sales centers and 12 manufacturing facilities. Other current assets increased due to cash collateral deposits totaling $13.4 million made for insurance and surety bond requirements and refundable income taxes totaling approximately $61 million related to the tax benefit of our 2002 net operating loss carryback, partially offset by $19.2 million of income tax refunds received during 2002. Other non-current assets rose due to the increase in deferred financing costs associated with the Senior Notes due 2007 and the warehouse credit facility.

      During the year ended December 28, 2002, the following transactions were completed:

•	We received net proceeds of $23.8 million from the issuance of $25 million of redeemable convertible preferred stock. The net proceeds were used to cash collateralize a portion of our letters of credit in connection with the termination of our revolving credit agreement, as discussed below.

•	We terminated our previous revolving credit agreement which was a $75 million secured line of credit.

•	We arranged to have a bank provide $48 million of letters of credit on a fully cash collateralized basis.

•	One of our subsidiaries issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. The net proceeds from the offering of approximately $145.8 million were used to finance the acquisition of the manufactured housing loan origination business of CIT, to repay a portion of our debt, including a significant portion of our floor plan payable, to provide working capital for our existing business segments and our new consumer financing business, and for general corporate purposes. The Senior Notes due 2007 contain covenants which, among other things, limit the Company’s ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. The debt incurrence covenant in the Notes currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effects at December 28, 2002, on a working capital line of credit when combined with limits in our Senior Notes due 2009, was a limit of approximately $74 million of which no more than approximately $74 million of cash borrowings could be secured debt. These limits were approximately $8 million higher at March 1, 2003.

•	We completed the acquisition of the manufactured housing loan origination business of CIT for approximately $5 million.

•	We arranged a $150 million warehouse facility to support our finance company’s operations. Consumer loans originated by our finance company are sold in exchange for cash proceeds under the warehouse line.

•	We purchased and retired $30 million of our Senior Notes due 2009 for approximately $23.8 million.

•	We repaid approximately $54 million of our floor plan borrowings, including all amounts due Conseco and all but $1.4 million due Deutsche. Our outstanding balance of floor plan borrowings at December 28, 2002 totaled approximately $17 million.

      From time to time, as a sufficient amount of manufactured home loans and contracts that satisfy established underwriting guidelines are accumulated, we expect the warehouse facility will be repaid, in whole or in part, with proceeds from the sale of debt obligations or other securities in the ABS markets. We expect these debt obligations or other securities will be secured by the underlying manufactured home loans and contracts purchased by the consolidated special purpose entities from our new consumer finance business. Alternatively, we may also seek to sell some or all of the loans funded by the warehouse facility from time to time through privately negotiated whole loan sale transactions. Currently the ABS market for manufactured housing-related consumer loans is uncertain as a result of poor performance of such securities in recent years. As a result, and due to our recent entry into the business, we may have difficulty accessing the ABS market. Based on recent analysis we estimate that, if we were able to access the ABS market, proceeds would range initially from 70% to 80% of the face amount of our loans, with the balance expected to be collected over time as the loans mature. Largely as a result of difficulties in that market, we estimate currently that proceeds from the sale of whole loans could approximate 90% to 95% of the carrying value of our loans, which would result in a loss being recognized upon the earlier of sale or classification of the loans to held for sale.

      Our warehouse line is the principal source of short-term funding for our consumer finance business. We are currently negotiating a renewal of the warehouse line, which expires in April 2003. Any such renewal could be on different terms, including advance rates, and is likely to be at a reduced size. The warehouse line must be renewed, extended or replaced by April 2003, otherwise we may be forced to exit the consumer finance business, which could have a further adverse effect on our ability to sell whole loans and would most likely preclude us from selling our loans in an ABS transaction. While we expect to be able to renew, extend or replace this warehouse line, in the event that we are unable to, we face further risk of loss on the loans which have been placed in that facility to date.

      The warehouse facility contains covenants with which we were not in compliance as of June 29, 2002. We subsequently obtained waivers for the noncompliance and amendments to revise the covenants. As amended, the warehouse facility requires us to maintain a minimum ratio of earnings before interest expense and taxes (“EBIT”) to interest expense and minimum adjusted tangible net worth of $200 million. Under the warehouse facility, Champion must also maintain minimum unsecured senior debt ratings of B- by Standard & Poor’s (“S&P”) and B3 by Moody’s Investors Service (“Moody’s”) and perform certain other duties thereunder. We were in compliance with the amended covenants for the quarters ended September 28, 2002 and December 28, 2002.

      In September 2002, Moody’s completed a review of the Company and confirmed the then existing rating of B3 on the Senior Notes due 2009 but revised its ratings outlook from stable to negative. In February 2003, S&P lowered its rating on the Company’s Senior Notes due 2009 to B- with a negative outlook. Further negative ratings actions by Moody’s or S&P would cause a termination event under the $150 million warehouse facility. Negative ratings actions also could affect the Company’s ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in the Company having to place additional collateral related thereto.

      If our operating results do not improve we may again become noncompliant with one or more of the warehouse facility covenants, which, if not cured or amended, would result in a termination event under the facility. In a termination event, the agent bank could discontinue making further advances under the facility and enact alternate “waterfall” provisions thereunder that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. A termination event could result in the ability of the agent bank to liquidate the loans held under the warehouse facility in a commercially reasonable manner and on commercially reasonable terms. If the agent bank were to discontinue further advances or liquidate the loans we would seek other sources of capital for our consumer finance operations, though there is no assurance that alternate sources of capital could be found. A termination event under the warehouse facility would not trigger a default under the indentures related to the Senior Notes due 2007 or 2009.

      We also have a $15 million floor plan financing facility that previously contained a covenant that we would not have been in compliance with for the quarter ending September 28, 2002. This covenant was amended in September 2002 and we were in compliance with the new covenant at December 28, 2002. Effective January 2003, the covenant was amended to primarily require the maintenance of $35 million of cash and cash equivalents. If we were to be out of compliance with this new covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of December 28, 2002, we had approximately $11.8 million outstanding under this facility.

      In January 2003, we finalized a committed three-year, $75 million revolving credit facility to be used for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment and, to a lesser degree, cash and other assets. The agreement contains certain financial covenants that require the Company, only in the event that its liquidity falls below $35 million, to maintain certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and certain ratios of EBITDA to fixed charges, as defined in the agreement. In addition, the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. As of March 1, 2003, $60.4 million of letters of credit were outstanding on this line and the Company was in compliance with all covenants.

      Upon completion of the new $75 million credit facility, from January through March 1, 2003, substantially all of the fully cash collateralized letters of credit were terminated resulting in the release to the Company of restricted cash of $47 million that had been held as collateral. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral for surety bonds with letters of credit under the new credit facility.

      We had significant contingent obligations at December 28, 2002, including an estimated wholesale repurchase obligation of approximately $240 million, surety bonds and letters of credit totaling $84 million (of which $59 million was cash collateralized) and guarantees by certain of our consolidated subsidiaries of $6.6 million of debt of unconsolidated subsidiaries. In addition, as of December 28, 2002, the Company was contingently liable for up to $15.0 million under an unconditional guaranty of a consolidated third party special purpose entity’s $150 million warehouse facility to support our finance company’s operations. At December 28, 2002, $35.6 million was outstanding under the warehouse facility and was reflected in our consolidated balance sheet. If we were required to fund a material amount of these contingent obligations, our liquidity would be adversely affected.

      The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of its business, in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Management believes the ultimate liability with respect to these actions will not have a material effect on the Company’s financial position or results of operations.

      The Company leases most of its retail sales centers, certain of its other facilities and certain manufacturing equipment under operating leases. Future minimum lease payments under these operating leases total $21.1 million at December 28, 2002, as follows: $6.0 million in 2003, $4.0 million in 2004, $2.4 million in 2005, $1.8 million in 2006, $1.4 million in 2007, and $5.5 million thereafter.

      During the quarter ended June 29, 2002, we purchased and retired $30 million of our Senior Notes due 2009 for $23.8 million. In 2003 through March 14, in several separate transactions, we purchased and retired $27.9 million of our Senior Notes for $20.5 million. Our two issuances of Senior Notes continue to trade at discounts to their respective face values. We continuously evaluate the most efficient use of our capital, including without limitation, purchasing, refinancing or otherwise retiring our outstanding indebtedness, debt exchanges, restructuring of obligations, financings, and issuances of securities, whether in the open market or by other means and to the extent permitted by our financing arrangements. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material

      We plan to spend less than $10 million in 2003 on capital expenditures. The Company does not plan to pay cash dividends on its common stock in the near term.

      We believe that our cash balances, cash flows from operations, expected income tax refunds, availability under our new revolving credit facility and our floor plan facilities, proceeds under the warehouse facility from sales of consumer loans originated by our finance business, and proceeds from any asset-backed securitizations in the capital markets or whole loan sales of loans originated, will be adequate to meet our anticipated financing needs, operating requirements and capital expenditures for the next 12 months. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

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

Goodwill

      The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company evaluates each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit’s fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, the number of retail sales centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. As a result of the continued downturn in the manufactured housing industry, in 2002 we closed 126 retail sales centers and 12 manufacturing facilities. In connection with the significant reduction in our retail operations, we re-evaluated the fair value of retail goodwill in accordance with SFAS No. 142. As a result, we recorded a pretax, non-cash impairment charge of $97 million for retail goodwill in the quarter ended June 29, 2002. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future.

Income Taxes: Deferred Tax Assets and Income Tax Refunds

      Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company periodically evaluates the realizability of its deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states, “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” We incurred pretax losses in 2002, 2001 and 2000 totaling $466 million, including goodwill impairment charges of $97 million in 2002 and $190 million in 2000. Our industry continues to be challenged by limited availability of consumer financing, high industry consumer repossession levels, reductions in wholesale floor plan lending availability and an uncertain economic outlook, resulting in a continued decline in manufacturing shipments and retail sales. In the absence of specific favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax assets when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, after consideration of these factors, in 2002, we provided a 100% valuation allowance against our deferred tax assets, which totaled $102.3 million at year end. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

      Because provisions in the tax law allow us to receive a carryback refund for taxable losses incurred in 2002, in determining the amount of the deferred tax asset valuation allowance we had to estimate the current tax deductibility of certain costs and charges. These estimates are subject to change. Any differences between these current estimates and actual values determined during the preparation of the income tax returns will result in a change to the valuation allowance which will be reflected in results of operations next year.

      The Company expects to receive income tax refunds of approximately $61 million, of which approximately $60 million results from net operating losses on its 2002 federal income tax return which can be carried back to prior years. The 2002 net operating loss includes tax deductions related to the closure and liquidation of certain legal entities in connection with the Company’s restructuring actions in 2002. The Company expects to file its 2002 federal income tax return in April 2003, and expects to receive the refund in May or June 2003. Due to the size of the tax refund, the Company expects that its 2002 federal tax return will by audited by the Internal Revenue Service. The precise amount of the refund or the timing of its receipt is not certain. The outcome of the expected audit of the 2002 federal tax return is not possible to predict. The Company has evaluated the need for tax reserves and, based on current and prior year tax filings, in 2002 increased its tax reserves by recording a $12 million allowance for tax adjustments.

Property, Plant and Equipment

      The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling prices, appraised value or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Additionally, we use estimates of fair market values to establish impairment reserves for permanently closed facilities that are held for sale. A significant change in these estimates and assumptions could have a material adverse impact on future operating results.

Reserves for Self-Insured Risks

      The Company is self-insured for a significant portion of its workers’ compensation, general and products, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $500,000 per claim for workers’ compensation and automobile liability claims, up to $1.5 million per claim for product liability and general liability claims and up to $2.0 million per claim for property insurance claims including business interruption losses. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for 100% of health insurance claims. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history, and inflation, as well as estimates provided by the Company’s outside insurance broker and carrier, which historically have been greater than the Company’s own estimates. During the third quarter ended September 28, 2002, the Company recorded a pretax charge of $5.6 million to increase its self-insurance reserves based on an actuarial study completed by an independent third party during the third quarter. A significant change in the factors described above could have a material adverse impact on future operating results.

Warranty Reserves

      Champion’s manufacturing operations provide the retail homebuyer with a 12-month warranty. Estimated warranty costs are accrued as cost of sales at the time the manufacturing segment records the sale. Our warranty reserve is based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the 12-month warranty period, and the historical average costs incurred to service a home. A significant change in these factors could have a material adverse impact on future operating results.

Wholesale Repurchase Reserves

      The majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements. Potential losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes. Probable losses under repurchase agreements are accrued based on the historical number of homes repurchased, the cost of such repurchases and the historical losses incurred as well as the current inventory levels held at Champion’s independent retailers. In addition, the Company monitors the risks associated with its independent retailers and considers these risks in its evaluation of the wholesale repurchase reserves. A significant change in any of these factors could have a material adverse impact on future operating results.

Impact of Inflation

      Inflation has not had a material effect on Champion’s operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

Impact of Recently Issued Accounting Pronouncements

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which no longer requires extinguishment of debt to be characterized as an extraordinary gain. As a result of the Company’s adoption in 2002 of SFAS 145, gains on debt retirement totaling $7.4 million are included in the Company’s operating results for the year ended December 28, 2002 rather than as an extraordinary gain as previously required under SFAS No. 4.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognized at the date of an entity’s commitment to an exit plan as currently required in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption by the Company of SFAS No. 146 at the beginning of fiscal 2003 will impact the manner in which the Company reports certain restructuring activities, including lease termination costs, employee severance and other exit activities. These charges will generally be recognized when the liability is incurred.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption by the Company of SFAS No. 148 in the first quarter of 2003 will impact our interim disclosure requirements and will require the Company to choose among alternative implementation methods if the Company were to adopt SFAS No. 123 and change to the fair value method of accounting for stock-based compensation.

      In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of the non-contingent obligation to perform. This interpretation must be applied prospectively to guarantees entered into or modified after December 31, 2002. Accordingly, the Company will recognize the fair value of guarantees issued beginning in 2003. These amounts are expected to be insignificant.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practice, entities were included in consolidated financial statements generally based on controlling voting interests or in other special situations. Under this interpretation, certain previously unconsolidated entities (often referred to as “special purpose entities”) will be included in the consolidated financial statements of the “primary beneficiary” as a result of non-voting financial interests which are established through contractual or other means. For variable interest entities created after January 31, 2003, this interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation is effective beginning with the Company’s fiscal 2003 third quarter. We continue to examine this new literature but believe our accounting for our special purpose entity is already in compliance with this interpretation.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The Company’s floor plan borrowings are subject to interest primarily based on the U.S. prime interest rate, although certain of the floor plan borrowings are subject to a minimum rate of interest which is greater than the current prime rate. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the prime rate would result in additional annual interest cost of approximately $0.2 million, assuming average floor plan borrowings of $17.1 million, the amount of outstanding borrowings at December 28, 2002. In addition, the Company has obligations under industrial revenue bonds that are subject to variable interest rates tied to short-term tax exempt rate indices which averaged 1.6% in 2002. A 100 basis point increase in this interest rate would result in additional annual interest cost of approximately $0.2 million, based on the $18.1 million of debt outstanding under industrial revenue bonds at December 28, 2002.

      Adverse changes in interest rates or in the asset-backed securitization or whole loan sale markets may cause declines in the fair market value of our consumer loans receivable. Based on current uncertainties in the asset-backed securitization market and the limited market that currently exists for whole loan sales transactions, we believe that at December 28, 2002, the fair value of our consumer loans receivable could be lower than our carrying value by approximately 10%, or $5.2 million.

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

      None.

PART III

Item 10.     Directors and Executive Officers of the Company

      The information set forth in the section entitled “Election of Directors” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held April 29, 2003 (the “Proxy Statement”) is incorporated herein by reference.

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

Item 14.     Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

3.2	Amendment to Restated Articles of Incorporation of the Company, filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

3.3	Article III of the Company’s Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Company’s Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

3.4	Certificate of Correction to Articles of Incorporation of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

3.5	Bylaws of the Company as amended through February 22, 1999, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.

4.6	Supplemental Indenture dated as of March 15, 2002 between the Company, A-1 Champion GP, Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to the Bank One Trust Company, NA, as Trustee.

4.7	Supplemental Indenture dated as of August 7, 2002 among the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to the Bank One Trust Company, NA, as Trustee.

Exhibit No.	Description

4.8	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., the Company, the Subordinated Subsidiary Guarantors, and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee.

4.9	Supplemental Indenture dated as of January 31, 2003, among Moduline Industries (Canada) Ltd., the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee.

4.10	Registration Rights Agreement dated as of April 28, 1999 between the Company; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.11	Indenture dated as of April 22, 2002 among Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.

4.12	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

4.13	Supplemental Indenture dated as of January 31, 2003 among Moduline Industries (Canada) Ltd., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

4.14	Registration Rights Agreement dated as of April 22, 2002 among Champion Home Builders Co. and Credit Suisse First Boston Corporation and First Union Securities, as Initial Purchasers, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.

4.15	Agreement, dated as of June 29, 2001, between the Company, and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.

4.16	Agreement, dated as of March 29, 2002, between the Company and Fletcher International, Ltd., filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.

4.17	Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of the Company, dated July 3, 2001, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.

4.18	First Amended and Restated Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated April 2, 2002, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.

4.19	Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated April 2, 2002, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.

4.20	First Amended and Restated Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated January 31, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 10, 2003 and incorporated herein by reference.

4.21	Amended and Restated Warrant Certificate dated as of February 17, 2003 between the Company and Fletcher International, Ltd.

Exhibit No.	Description

10.1	Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

10.2	First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.3	Receivables Purchase Agreement dated as of April 18, 2002 among GSS HomePride Corp., HomePride Finance Corp., The CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference.

10.4	Amendment Agreement No. 1 dated as of May 23, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp., GSS HomePride Corp., The CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference.

10.5	Amendment and Waiver Agreement No. 2 dated as of June 17, 2002 to the (i) Fee Letter Agreement dated as of April 18, 2002 among GSS HomePride Corp., HomePride Finance Corp., and Credit Suisse First Boston, New York Branch, and (ii) Receivables Purchase Agreement dated as of April 18, 2002 among GSS HomePride Corp., HomePride Finance Corp., The CIT/ Group Sales Financing, Inc., Greenwich Funding Corp., the financial institutions set forth on the signature page thereto and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference.

10.6	Amendment Agreement No. 3 dated as of June 21, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp., GSS HomePride Corp., The CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference.

10.7	Amendment Agreement No. 4 dated as of August 9, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp. and GSS HomePride Corp., CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.

10.8	Amendment Agreement No. 5 dated as of September 9, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp. and GSS HomePride Corp., CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.

10.9	Amendment Agreement No. 6 dated as of September 27, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp., GSS HomePride Corp., CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.10	Loan and Security Agreement dated as of January 17, 2003 by and among Congress Financial Corporation (Central), as Agent, Wachovia Bank, National Association, as Documentation Agent, the financial institutions from time to time party thereto, as Lenders, and Champion Home Builders Co., as Borrower, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference.

10.11	*1993 Management Stock Option Plan, as amended and restated as of December 3, 2002.

10.12	*1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

10.13	*First Amendment to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

10.14	*Second Amendment dated April 28, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.15	*Third Amendment dated October 27, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.16	*Fourth Amendment dated April 27, 1999 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.17	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.

10.18	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.

10.19	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference.

10.20	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.21	*2000 Stock Compensation Plan for Nonemployee Directors, as amended and restated effective December 18, 2002.

10.22	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.

10.23	*Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

10.24	*Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

10.25	*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight.

10.26	*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight.

10.27	*Change in Control Severance Agreement dated October 17, 2002 between the Company and Phyllis A. Knight.

10.28	*Letter Agreement dated May 1, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.29	*Change in Control Severance Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

Exhibit No.	Description

10.30	*Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.31	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and Philip C. Surles, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.32	*Employment and Noncompetition Agreement dated January 8, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.33	*Letter Agreement dated September 11, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.34	Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Company, and MMG Investments LLC, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

10.35	Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

10.36	*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

10.37	*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

10.38	*Change in Control Severance Agreement dated March 3, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.39	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and John J. Collins, Jr., filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.40	*Change in Control Severance Agreement dated July 11, 1997 between the Company and Bobby J. Williams.

10.41	*Letter Agreement dated March 20, 2002 between the Company and Abdul H. Rajput.

10.42	*Stock Option Agreement (Inducement Options) dated April 30, 2002 between the Company and Abdul H. Rajput.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

99.2	Certification of Chief Executive Officer of Registrant, dated March 26, 2003, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.

99.3	Certification of Chief Financial Officer of Registrant, dated March 26, 2003, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.

      (b) Current Reports on Form 8-K

1) October 16, 2002. Press release announcing Champion Enterprises, Inc. third quarter 2002 results with condensed consolidated financial information.

2) October 18, 2002. Filing of Champion Enterprises, Inc. Consolidated Financial Statements for the years ended December 29, 2001, December 30, 2000 and January 1, 2000, with Note 15 thereto containing revised condensed consolidating financial statements reflecting Champion Enterprises, Inc. as parent, Champion Home Builders Co. as parent and guarantor, the guarantor subsidiaries and the non-guarantor subsidiaries. These financial statements reflect the effects of Champion Home Builders Co.’s April 2002 issuance of $150 million Senior Notes due 2007.

3) November 12, 2002. Certifications of Walter R. Young, the Registrant’s chief executive officer and Phyllis A. Knight, the Registrant’s chief financial officer, under section 906 of the Sarbanes-Oxley Act of 2002.

4) January 21, 2003. Press release announcing Champion Home Builder’s three-year, $75 million revolving credit facility with Congress Financial Corporation (Central), a subsidiary of Wachovia Bank, N.A.

5) February 10, 2003. Champion Enterprises announcing that it agreed to amend the Certificate of Rights and Preferences relating to Champion’s Series C Cumulative Convertible Preferred Stock with Fletcher International, Ltd. to permit an adjustment to the conversion price of the Series C Preferred Stock as of January 31, 2003. The Company also reported that Fletcher has agreed to convert $16.3 million of preferred stock into 2.9 million of shares of common stock on or prior to March 12, 2003.

6) February 12, 2003. Press release announcing Champion Enterprises, Inc. fourth quarter and year end 2002 results with condensed consolidated financial information.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

By:	/s/ PHYLLIS A. KNIGHT

Phyllis A. Knight
Executive Vice President and
Chief Financial Officer

Dated: March 26, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER R. YOUNG Walter R. Young	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ PHYLLIS A. KNIGHT Phyllis A. Knight	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2003

/s/ RICHARD HEVELHORST Richard Hevelhorst	Vice President and Controller (Principal Accounting Officer)	March 26, 2003

/s/ ROBERT W. ANESTIS Robert W. Anestis	Director	March 26, 2003

/s/ ERIC S. BELSKY Eric S. Belsky	Director	March 26, 2003

/s/ SELWYN ISAKOW Selwyn Isakow	Director	March 26, 2003

/s/ BRIAN D. JELLISON Brian D. Jellison	Director	March 26, 2003

/s/ GEORGE R. MRKONIC George R. Mrkonic	Director	March 26, 2003

CERTIFICATIONS

I, Phyllis A. Knight, certify that:

      1. I have reviewed this annual report on Form 10-K of Champion Enterprises, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PHYLLIS A. KNIGHT

Phyllis A. Knight
Executive Vice President and
Chief Financial Officer

Dated: March 26, 2003

I, Walter R. Young, certify that:

      1. I have reviewed this annual report on Form 10-K of Champion Enterprises, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WALTER R. YOUNG

Walter R. Young
Chairman of the Board, President and
Chief Executive Officer

Dated: March 26, 2003

CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

      All other financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Champion Enterprises, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in conformity with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted on December 30, 2001.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 7, 2003, except for Notes 8 and 9, as to which the date is March 14, 2003

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(In thousands, except per share amounts)
Net revenues	$1,372,294	$1,548,225	$1,921,734
Cost of sales	1,177,661	1,283,216	1,619,903

Gross margin	194,633	265,009	301,831
Selling, general and administrative expenses	232,809	274,773	293,986
Financial services operating costs	9,791	—	—
Goodwill impairment charges	97,000	—	189,700
Restructuring charges	40,000	8,900	11,300
Gain on debt retirement	(7,385)	—	—

Operating loss	(177,582)	(18,664)	(193,155)
Interest income	2,624	2,721	2,647
Interest expense	(29,197)	(25,345)	(29,824)

Loss before income taxes	(204,155)	(41,288)	(220,332)
Income tax expense (benefits)	51,400	(13,400)	(73,000)

Net loss	$(255,555)	$(27,888)	$(147,332)

Basic and diluted loss per share	$(5.22)	$(0.59)	$(3.12)

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	December 29,
	2002	2001

	(In thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$77,381	$69,456
Restricted cash	33,857	648
Accounts receivable, trade	28,631	27,507
Inventories	111,352	172,276
Deferred tax assets	—	39,100
Other current assets	89,547	36,637

Total current assets	340,768	345,624

Finance loans receivable, net	52,043	—

Property, plant and equipment
Land and improvements	34,407	38,940
Buildings and improvements	132,427	169,162
Machinery and equipment	90,679	99,639

	257,513	307,741
Less-accumulated depreciation	129,869	130,311

	127,644	177,430

Goodwill, net	165,437	258,967

Other non-current assets
Restricted cash	18,443	—
Deferred tax assets	—	55,700
Other non-current assets	23,756	20,431

Total non-current assets	42,199	76,131

	$728,091	$858,152

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$17,147	$70,919
Accounts payable	37,615	47,559
Warehouse proceeds structured as collateralized borrowings	35,565	—
Accrued warranty obligations	43,139	42,540
Accrued volume rebates	35,010	39,426
Accrued compensation and payroll taxes	17,569	22,639
Accrued self-insurance	28,772	19,089
Other current liabilities	48,327	50,342

Total current liabilities	263,144	292,514

Long-term liabilities
Long-term debt	341,612	224,926
Other long-term liabilities	56,754	48,678

	398,366	273,604

Contingent liabilities (Note 13)
Redeemable convertible preferred stock,
no par value, 5,000 shares authorized, 30 and 20 shares issued and outstanding, respectively	29,256	20,000
Shareholders’ equity
Common stock, $1 par value, 120,000 authorized, 52,658 and 48,320 shares issued and outstanding, respectively	52,658	48,320
Capital in excess of par value	54,666	36,423
Retained earnings (deficit)	(68,150)	189,262
Accumulated other comprehensive income (loss)	(1,849)	(1,971)

Total shareholders’ equity	37,325	272,034

	$728,091	$858,152

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

	(In thousands)
Cash flows from operating activities
Net loss	$(255,555)	$(27,888)	$(147,332)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	21,295	36,043	40,306
Goodwill impairment charges	97,000	—	189,700
Asset impairment charges, net	26,600	7,700	10,500
Loan loss provision	1,096	3,700	—
Gain on debt retirement	(7,385)	—	—
Increase/decrease
Accounts receivable	(1,124)	(75)	35,504
Inventories	60,924	44,204	82,428
Refundable income taxes	(41,900)	1,977	(24,906)
Cash collateral deposits	(13,392)	(2,708)	—
Deferred income taxes	94,800	(3,500)	(43,700)
Accounts payable	(9,944)	4,456	943
Accrued liabilities	16,490	(9,644)	(22,003)
Independent retailer bankruptcy	—	—	(12,177)
Other, net	10,390	12,769	6,097

Total adjustments	254,850	94,922	262,692

Net cash provided by (used for) operating activities	(705)	67,034	115,360

Cash flows from investing activities
Acquisitions	(8,050)	(16,633)	(10,165)
Increase in finance loans receivable	(53,584)	—	—
Additions to property, plant and equipment	(6,286)	(6,972)	(15,035)
Investments in and advances to unconsolidated subsidiaries	(3,170)	(3,226)	(659)
Proceeds on disposal of fixed assets	9,994	2,341	3,745

Net cash used for investing activities	(61,096)	(24,490)	(22,114)

Cash flows from financing activities
Decrease in floor plan payable, net	(53,772)	(43,279)	(56,355)
Increase (decrease) in long-term debt	(2,414)	(652)	1,584
Proceeds from Senior Notes	145,821	—	—
Purchase of Senior Notes	(23,750)	—	—
Proceeds from warehouse facility	35,565	—	—
Increase in deferred financing costs	(4,688)	—	—
Increase in restricted cash	(51,652)	—	(648)
Preferred stock issued, net	23,810	18,464	—
Common stock issued, net	1,119	1,282	332
Dividends paid on preferred stock	(563)	—	—
Tax benefit of stock options exercised	250	954	—
Common stock repurchased	—	—	(863)

Net cash provided by (used for) financing activities	69,726	(23,231)	(55,950)

Net increase in cash and cash equivalents	7,925	19,313	37,296
Cash and cash equivalents at beginning of period	69,456	50,143	12,847

Cash and cash equivalents at end of period	$77,381	$69,456	$50,143

Additional cash flow information
Cash paid for interest	$26,177	$26,253	$30,151
Cash paid for income taxes	$818	$2,416	$4,977
Cash flows from acquisitions
Guaranteed purchase price	$4,500	$—	$165
Plus: Payment of deferred and contingent portions of purchase price	3,500	16,633	10,000
Plus: Acquisition costs	50	—	—

	$8,050	$16,633	$10,165

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common stock		Capital in	Retained	other		Total
			excess of	earnings	comprehensive		comprehensive
	Shares	Amount	par value	(deficit)	income (loss)	Total	income (loss)

	(In thousands)
Balance January 1, 2000	47,304	$47,304	$33,160	$364,982	$(1,184)	$444,262
Net loss	—	—	—	(147,332)	—	(147,332)	$(147,332)
Stock option and benefit plans	170	170	702	—	—	872
Common stock repurchases	(117)	(117)	(746)	—	—	(863)
Foreign currency translation adjustments	—	—	—	—	(130)	(130)	(130)

Balance December 30, 2000	47,357	47,357	33,116	217,650	(1,314)	296,809	$(147,462)

Net loss	—	—	—	(27,888)	—	(27,888)	$(27,888)
Preferred stock dividends declared	49	49	451	(500)	—	—
Stock option and benefit plans	519	519	1,246	—	—	1,765
Tax benefit of stock options	—	—	954	—	—	954
Preferred stock issuance costs	—	—	(1,536)	—	—	(1,536)
Issuance for acquisition deferred purchase price payments	395	395	2,192	—	—	2,587
Foreign currency translation adjustments	—	—	—	—	(657)	(657)	(657)

Balance December 29, 2001	48,320	48,320	36,423	189,262	(1,971)	272,034	$(28,545)

Net loss	—	—	—	(255,555)	—	(255,555)	$(255,555)
Preferred stock dividends declared	105	105	707	(1,857)	—	(1,045)
Stock option and benefit plans	350	350	615	—	—	965
Tax benefit of stock options	—	—	250	—	—	250
Amortization of preferred stock issuance costs	—	—	(446)	—	—	(446)
Preferred stock redemptions	2,648	2,648	12,352	—	—	15,000
Issuance for acquisition deferred purchase price payments	1,235	1,235	4,765	—	—	6,000
Foreign currency translation adjustments	—	—	—	—	122	122	122

Balance December 28, 2002	52,658	$52,658	$54,666	$(68,150)	$(1,849)	$37,325	$(255,433)

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Principles of Consolidation

      The Consolidated Financial Statements include the accounts of Champion Enterprises, Inc. and its wholly-owned subsidiaries (“Champion” or “the Company”). Included in the consolidated financial statements is the Company’s finance business, HomePride Finance Corp. (“HPFC”), a wholly-owned subsidiary, and GSS HomePride Corp. (“GSS”), a third-party special purpose entity. GSS purchases the loans originated by HPFC and sells undivided interests in pools of such loans under a warehouse facility. HPFC and GSS retain certain take-out rights through which the loans sold through the facility may effectively be repurchased. Under generally accepted accounting principles, GSS is included in the consolidated accounts of Champion. GSS accounts for the loans as assets and the proceeds of sales under the warehouse facility as collateralized borrowings.

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

Business

      The Company is the industry’s leading producer of manufactured housing with operations and markets located throughout the U.S. and in western Canada. The Company is also a leading retailer of manufactured housing with sales centers in 24 states, and provides financing for consumer purchases of its products.

Revenue Recognition

      For manufacturing shipments to independent retailers, sales revenue is recognized when wholesale floor plan financing or retailer credit approval has been received, the home is shipped and title is transferred. For manufacturing shipments to independent retailers, the Company has no obligation to install or set up the home upon retail sale to the consumer-homebuyer. As is customary in the manufactured housing industry, the majority of the Company’s manufacturing shipments to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of up to 24 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to purchase the related floor plan loans or repurchase the homes from the lender. The repurchase price is equal to the unpaid balance of the floor plan loans, plus certain administrative costs incurred by the lender to repossess the homes, less any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 13.

      Manufacturing shipments to independent retailers that are subject to repurchase agreements are not consignment sales or financings because the Company does not provide financing for sales to independent retailers; retailers do not have the right to return homes purchased from the Company; retailers are responsible to the floor plan lenders for interest costs; and, the Company does not refund a portion of the original net selling price representative of interest cost on the retailers’ floor plan obligations.

      For retail sales to consumers from Company-owned retail sales centers, sales revenue is recognized when the home has been delivered, set-up and accepted by the consumer, title has been transferred and either funds have been released by the finance company (financed sales transactions) or cash has been received from the homebuyer (cash sales transactions).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

      Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase. These investments are carried at cost which approximates market value because of their short maturities.

Restricted Cash

      At December 28, 2002, $52.3 million of cash held by a bank was pledged as collateral for outstanding letters of credit which collateralized insurance programs, surety bonds and industrial revenue bonds.

Inventories

      Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method for manufacturing operations and the specific identification method for retail operations. Manufacturing cost includes cost of materials, labor and manufacturing overhead. Retail inventories of new manufactured homes are valued at manufacturing cost, or net purchase price if acquired from unaffiliated third parties. Pre-owned homes are valued at estimated fair market value, not in excess of estimated selling price less delivery, setup and a normal profit margin. Estimated selling prices of pre-owned homes are based on historical experience for homes of similar age, condition, size and manufacturer.

Financial Services

Warehouse proceeds structured as collateralized borrowings

      The Company’s financial services business structures sales of originated consumer loans to the warehouse facility, and intends to structure any future asset-backed securitizations in the capital markets, as collateralized financing transactions under generally accepted accounting principles. As a result, the Company uses the portfolio method of accounting under which the consolidated balance sheet reflects the related consumer loans as finance loans receivable, and reflects proceeds from the sales of consumer loans through the warehouse facility, and will reflect any future securitization proceeds, as collateralized borrowings. The Company may also seek to sell some or all of the loans funded by the warehouse facility from time to time through privately negotiated whole loan sale transactions, which would be accounted for as a sale of assets resulting in the recognition of a gain or loss upon sale.

Finance loans receivable

      Finance loans receivable are held for investment at December 28, 2002, and are stated at the aggregate remaining unpaid principal balances, plus deferred loan origination costs, less deferred loan origination fees and allowance for loan losses. If the Company were to change its plans and decide to sell some of the loans through whole loan sale transactions, such loans would be reclassified to held for sale and accounted for at the lower of cost or market.

Allowance for loan losses

      The allowance for loan losses is based on the Company’s past loan loss experience, known and inherent risks in the loan portfolio, adverse situations which may affect the borrowers’ ability to repay, the estimated value of the underlying collateral and current economic and market conditions. The allowance for loan losses is increased by provisions for loan losses charged to income and is reduced by charge-offs, net of recoveries. The allowance for loan losses at December 28, 2002, was $1.1 million.

Interest income and deferred loan origination costs and fees

      Interest income on loans receivable is recognized on an accrual basis except when loan collateral has been repossessed, generally 90 to 120 days after the initial delinquency. When loan collateral has been repossessed,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all accrued but unpaid interest receivable is reversed and charged against current interest income. Interest income recovered from the disposal of repossessed collateral is recorded only when received in cash. Loan origination fee revenue and certain direct loan origination costs are deferred and amortized into interest income over the contractual life of the loan using the interest method.

Property, Plant and Equipment

      Property, plant and equipment (“PP&E”) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements — 3 to 15 years; buildings and improvements — 8 to 33 years; and machinery and equipment — 3 to 15 years. Depreciation expense was $21.3 million, $24.4 million and $26.6 million in 2002, 2001 and 2000, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected undiscounted cash flows. In 2002, 2001 and 2000 the Company recorded PP&E impairment charges of $27.5 million, $7.7 million and $9.5 million, respectively, relating to idled manufacturing facilities, closed retail sales centers and certain development operations. Impairment charges are included in restructuring charges.

      At December 28, 2002 the Company had 17 idled manufacturing facilities of which nine were permanent closures which are for sale. Most of the Company’s idled manufacturing facilities are currently accounted for as long-lived assets to be held and used, including those for sale, due to the uncertainty of completing a sale within one year. The net book value of idled manufacturing facilities at December 28, 2002 totaled approximately $14.5 million, net of impairment reserves totaling $13.8 million. During 2002, the Company sold eight idled manufacturing facilities and one retail administrative building for proceeds of approximately $8.5 million, resulting in a net pretax gain of $2.3 million, net of impairment reserves.

Goodwill

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in January 2002. This new standard requires that goodwill and other intangible assets with indefinite lives not be amortized but instead be tested annually for impairment based on a reporting unit’s fair value versus its carrying value. The Company tests for goodwill impairment and evaluates each reporting unit’s fair value versus its carrying value annually or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit’s fair value, Champion calculates the present value of future cash flows based on forecasted sales volumes, the number of retail sales centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. The Company’s reporting units are its three business segments: manufacturing, retail and financial services. In 2002, the Company recorded goodwill impairment charges of $97.0 million under SFAS No. 142. In 2000, the Company recorded goodwill impairment charges of $189.7 million under SFAS No. 121. See Note 3.

Unconsolidated Subsidiaries

      The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company’s net investment in its unconsolidated subsidiaries totaled $4.2 million and $10.6 million at December 28, 2002 and December 29, 2001, respectively. Equity method pretax losses from these companies totaled $2.4 million in 2002, $1.9 million in 2001 and $2.0 million in 2000 and were recorded in selling, general and administrative expenses. During 2002, the company sold its principal minority investment in development operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Expenses

      Debt issuance costs are classified as non-current assets on the balance sheet and amortized over the life of the related debt using the straight-line method since no installment payments are required. The original issue discount related to the Company’s Senior Notes is amortized using the interest method. Upon retirement of any of the related debt, a proportional share of deferred issuance costs and original issue discount is expensed.

Warranty Obligations

      The Company’s manufacturing operations provide the retail homebuyer with a twelve-month warranty from the date of consumer purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the twelve-month warranty period, and the historical average costs incurred to service a home.

Dealer Volume Rebate and Sales Incentives

      The Company’s manufacturing operations sponsor volume rebate programs under which sales to independent retailers can qualify for cash rebates based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of sales revenue.

Accrued Self-Insurance

      The Company is self-insured for a significant portion of its workers’ compensation, general and products, auto liability, health and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported.

Income Taxes

      Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. In 2002, the Company provided a 100% valuation allowance for its deferred tax assets which totaled $102.3 million at December 28, 2002. See Note 4.

Stock Based Compensation Programs

      The Company accounts for its stock-based employee compensation programs under Accounting Principles Board (“APB”) Opinion No. 25. The additional disclosures and pro forma information required by SFAS No. 123 as amended by SFAS No. 148 follow. If compensation costs for the Company’s stock based compensation plans had been determined based on the fair value at the grant dates consistent with the method

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 123, pro forma net loss, loss per share and stock-based compensation expense would have been the amounts indicated below:

	2002	2001	2000

	(In millions,
	except per share amounts)
Net loss — as reported	$(255.6)	$(27.9)	$(147.3)
Net loss — pro forma	(258.9)	(30.5)	(147.0)
Basic and diluted loss per share — as reported	(5.22)	(0.59)	(3.12)
Basic and diluted loss per share — pro forma	(5.28)	(0.64)	(3.11)
Stock-based employee compensation cost (income), net of related tax effects — as reported	(0.1)	0.4	0.5
Stock-based employee compensation cost, net of related tax effects — pro forma	$3.2	$3.0	$0.2

      SFAS No. 123 pro forma compensation costs for 2002, 2001 and 2000 were reduced by the reversal of prior year pro forma compensation costs totaling $0.9 million, $0.9 million and $7.4 million, respectively, for forfeitures of unvested options and awards during the year. In determining the pro forma amounts in accordance with SFAS No. 123, the fair value of each stock option grant or award is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000:

	2002	2001	2000

Risk free interest rate	3.5%	4.5%	5.7%
Expected life (years)	4.5	4.3	3.4
Expected volatility	36%	38%	37%
Expected dividend	—	—	—

      The weighted average per share fair value of stock options granted during 2002, 2001 and 2000 was $2.55, $2.19 and $1.52, respectively, for options granted at market value, and, $1.99 in 2002 and $1.93 in 2000 for options granted at less than market value. There were no options granted at less than market value in 2001.

Advertising Costs and Delivery Costs

      Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Total advertising expense was approximately $13 million, $18 million and $24 million in 2002, 2001 and 2000, respectively. Delivery costs are included in cost of sales.

Year End

      The Company’s fiscal year is a 52 or 53 week period that ends on the Saturday nearest December 31. Each of the last three fiscal years were comprised of 52 weeks.

New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which no longer requires extinguishment of debt to be characterized as an extraordinary gain. As a result of the Company’s adoption of SFAS No. 145 in 2002, the gain on debt retirement totaling $7.4 million was included in the Company’s operating results for the year ended December 28, 2002 rather than as an extraordinary gain as previously required under SFAS No. 4.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability for a cost associated with an exit or disposal activity when

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the liability is incurred rather than recognized at the date of an entity’s commitment to an exit plan as currently required in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption by the Company of SFAS No. 146 at the beginning of fiscal 2003 may impact the manner in which the Company reports certain restructuring activities, including lease termination costs, employee severance and other exit activities. These charges will generally be recognized when the liability is incurred.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption by the company of SFAS No. 148 in the first quarter of 2003 will impact interim disclosure requirements and will require the Company to choose among alternative implementation methods if the Company were to adopt SFAS No. 123 and change to the fair value method of accounting for stock-based compensation.

      In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of the non-contingent obligation to perform. This interpretation must be applied prospectively to guarantees entered into or modified after December 31, 2002. Accordingly, the Company will recognize the fair value of guarantees issued beginning in 2003. These amounts are expected to be insignificant.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practice, entities were included in consolidated financial statements generally based on controlling voting interests or in other special situations. Under this interpretation, certain previously unconsolidated entities (often referred to as “special purpose entities”) will be included in the consolidated financial statements of the “primary beneficiary” as a result of non-voting financial interest which are established through contractual or other means. For variable interest entities created after January 31, 2003, this interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation is effective beginning with the Company’s fiscal 2003 third quarter. The Company continues to examine this new literature but believes its accounting for the Company’s special purpose entity is already in compliance with this interpretation.

Note 2 — Restructuring Charges

      During the year ended December 28, 2002, the Company’s operating results were affected by continuing challenging industry conditions including reductions in consumer lending availability, tightened consumer credit standards and terms, high levels of homes repossessed from consumers available in the market, the effects of Conseco Finance Corp. (“Conseco”) exiting the manufactured housing consumer finance business, Conseco and Deutsche Financial Services exiting the floor plan lending business, an uncertain economic outlook and Texas legislation that limits the use of home-only financing to purchase a manufactured home. As a result of these conditions and their effects on the Company’s sales volume and operating results, during 2002 the Company closed and consolidated 126 retail sales centers, or 52% of the sales centers the Company was operating at the beginning of 2002, and 12 manufacturing facilities, or 24% of the manufacturing facilities operated at December 29, 2001, and recorded $55.3 million of restructuring charges. The restructuring charges also include severance costs related to downsizing the corporate office staff and charges related to the Company exiting its principal development operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Challenging industry conditions affected Champion’s 2001 and 2000 revenues and profits as well. During 2001, the Company closed and consolidated four manufacturing facilities and 48 retail sales centers. In 2000, Champion closed and consolidated seven manufacturing facilities and 62 retail sales centers.

      Restructuring charges for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 were as follows:

	2002	2001	2000

	(In thousands)
Manufacturing restructuring charges
Fixed asset impairment charges	$19,500	$3,300	$2,500
Inventory charges	1,500	—	—
Warranty costs	3,500	—	—
Severance costs	1,800	—	1,700

Total manufacturing charges	26,300	3,300	4,200

Retail restructuring charges
Fixed asset impairment charges	7,800	4,400	3,000
Inventory charges	13,000	—	1,000
Lease termination costs	3,900	1,200	1,800
Severance costs	700	—	—
Other closing costs	3,200	—	—

Total retail charges	28,600	5,600	5,800

Development restructuring charges
Severance costs	1,200	—	—
Asset impairment charges	1,600	—	4,000

Total development charges	2,800	—	4,000

Corporate office severance costs	300	—	—

Intercompany profit elimination	(2,700)

	$55,300	$8,900	$14,000

      Inventory charges, net of intercompany profit elimination, and warranty costs were included in cost of sales while asset impairment charges, severance costs, lease termination costs and other closing costs were included in restructuring charges in the consolidated statement of operations. The 2000 manufacturing severance costs totaling $1.7 million were included in cost of sales. Fixed asset and other asset impairment charges were non-cash charges. Inventory charges were generally realized in the year recorded through liquidation or disposal of the inventory. Severance costs, lease termination costs and other closing costs were generally paid in the year recorded. The unpaid portion of restructuring charges, excluding non-cash charges, at December 28, 2002 and December 29, 2001, were $2.5 million and $0.5 million, respectively, primarily comprised of lease termination costs. There were no such unpaid restructuring charges at December 30, 2000.

      Fixed asset impairment charges for closed manufacturing facilities were primarily based on the Company’s estimates of net sales values for permanent closures and estimated future cash flows for temporary closures. See Note 1 for additional discussion related to the accounting for idled manufacturing facilities.

      Manufacturing inventory charges are for obsolescence related to the consolidation of product lines and models as a result of the 2002 plant closings and the elimination of stock keeping units. Additional warranty costs were provided due to expected higher costs to service homes after the closure of plants in certain areas. Manufacturing severance costs are related to the termination of substantially all the employees at the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing facilities closed in the respective periods and include payments made to hourly employees under the Worker Adjustment and Retraining Notification Act and severance payments to qualifying salaried employees. Approximately 1,300 employees were terminated at the 12 manufacturing facilities closed during 2002 and all of the severance costs had been paid by year end.

      The retail fixed asset impairment charges were determined based on the net book value of the closed sales centers due to the abandonment of the related leasehold improvements. Retail inventory charges represented estimated losses for the wholesale liquidation of certain new home inventory at the closed sales centers and estimated lower of cost or market charges for inventory of land and park spaces and improvements at closed sales centers. In reconciling 2002 restructuring charges by segment, a credit (income) of $2.7 million resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment as a result of the bulk sale of certain new home inventory mentioned above. Retail lease termination charges consisted of accruals of future lease payments or settlements for the termination of leases at closed sales centers. Retail severance costs were related to the termination of qualifying employees and had been paid by year end. Approximately 600 retail employees were terminated as a result of the 2002 sales center closings.

      During 2002, Champion sold its 25% interest in the SunChamp joint venture, which consisted of 11 leased communities, to Sun Communities, Inc. and closed its communities’ management and development operations. Development restructuring charges included a $1.1 million loss on the sale of SunChamp, fixed asset impairment charges of $0.2 million, and severance costs paid in the fourth quarter of 2002 to certain key management of the development operations. The closure of the development operations resulted in a reduction of 55 employees.

      The Company continues to review its operations and will make further adjustments to manufacturing capacity and retail locations as deemed necessary.

Note 3 — Goodwill

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite lives not be amortized but instead be tested annually for impairment based on a reporting unit’s fair value versus its carrying value. The Company adopted SFAS No. 142 in January 2002, which resulted in the cessation of the amortization of goodwill commencing on the first day of Champion’s fiscal year 2002. For comparative purposes, the following reconciliation summarizes the Company’s net loss and loss per share adjusted to exclude goodwill amortization expense, net of tax, for the fiscal years ended December 29, 2001 and December 30, 2000:

	2001	2000

	(In thousands, except per
	share amounts)
Reported net loss	$(27,888)	$(147,332)
Add back: Goodwill amortization (net of taxes of $2,800 and $3,600, for the years ended December 29, 2001 and December 30, 2000, respectively)	8,861	10,110

Adjusted net loss	$(19,027)	$(137,222)

Basic and diluted loss per share as reported	$(0.59)	$(3.12)
Goodwill amortization	0.18	0.22

Adjusted basic and diluted loss per share	$(0.41)	$(2.90)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The change in the carrying amount of goodwill for the fiscal year ended December 28, 2002 follows:

	Manufacturing	Retail	Other	Total

	(In thousands)
Balance at December 29, 2001	$126,482	$131,571	$914	$258,967
Impairment charge	—	(97,000)	—	(97,000)
Goodwill acquired	—	—	4,102	4,102
Other changes	(79)	(132)	(421)	(632)

Balance at December 28, 2002	$126,403	$34,439	$4,595	$165,437

Impairment charges in 2002

      SFAS No. 142, requires testing for impairment of goodwill upon adoption of the standard, and at least annually, or more frequently if certain events or changes in circumstances suggest that the carrying value may not be recoverable. The provisions of SFAS No. 142 require that a two-step evaluation be performed to assess goodwill and other intangible assets for impairment. First the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and proceeding to the second step is not required. If the carrying value of any reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of its goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded. The Company performed its transitional test for goodwill impairment upon adoption of SFAS No. 142 as of the beginning of 2002 and concluded no material impairment of the carrying value of goodwill existed at that date.

      In the second quarter 2002, as a result of the significant downsizing of its retail operations in reaction to continuing challenging industry conditions and in accordance with SFAS No. 142, the Company performed a test for goodwill impairment using the income approach. Under this method, the fair value of the reporting unit is based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In the application of this present value method, the Company was required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results and other assumed variables could differ from these estimates. In the Company’s application of the income approach, it assumed a cash flow period of five years, a discount rate of 12%, and a terminal value of the fifth year’s estimated future cash flows for the next five years, present valued. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in a non-cash, pretax impairment charge of $97 million which was recorded in the quarter ended June 29, 2002.

Impairment charges in 2000

      Prior to 2002, the Company evaluated the recoverability of long-lived assets not held for sale, including goodwill, by measuring the carrying value of the assets against the estimated undiscounted future cash flows in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” At the time such evaluations indicated that the undiscounted future cash flows of certain long-lived assets were not sufficient to recover the carrying value of such assets, the assets were adjusted to their estimated fair values. Estimated fair values in accordance with SFAS No. 121 were determined using the present value of estimated future cash flows.

      Industry conditions in 2000, including excess number of retail locations and inventory levels, tightened consumer credit standards, a reduction in the number of consumer lenders, high consumer repossession levels, and higher interest rates for purchasers of manufactured housing, resulted in lower sales volumes and sales center closures for the Company’s acquired retail businesses. These conditions also resulted in operating losses for the Company’s retail operations. The culmination of these factors resulted in the Company performing an assessment of the recoverability of long-lived assets, including goodwill. As a result of this assessment, in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of 2000, the Company recorded non-cash, pretax goodwill impairment charges of $189.7 million, consisting of $180.0 million for seven acquired retail companies and $9.7 million for two acquired manufacturing companies.

Note 4 — Income Taxes

      SFAS No. 109, “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years” and places considerably more weight on historical results and less weight on future projections. The Company incurred pretax losses in 2002, 2001 and 2000 totaling $466 million, including goodwill impairment charges of $97.0 million in 2002 and $189.7 million in 2000. The industry continues to be challenged by limited availability of consumer financing, high consumer repossession levels, reductions in wholesale floor plan lending availability and an uncertain economic outlook resulting in a continued decline in retail sales and manufacturing shipments. In the absence of specific favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, after consideration of these factors, the Company provided a 100% valuation allowance for its deferred tax assets in 2002, which totaled $102.3 million at December 28, 2002.

      The pretax loss for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 was taxed under the following jurisdictions:

	2002	2001	2000

	(In thousands)
Domestic	$(206,607)	$(42,665)	$(219,664)
Foreign	2,452	1,377	(668)

Total pretax loss	$(204,155)	$(41,288)	$(220,332)

      The provisions for income taxes (benefits) were as follows:

	2002	2001	2000

	(In thousands)
Current
Federal	$(44,500)	$(10,600)	$(24,000)
Foreign	1,200	900	(100)
State	(100)	(200)	(5,200)

Total current	(43,400)	(9,900)	(29,300)

Deferred
Federal	78,600	(1,500)	(39,400)
Foreign	100	(100)	(100)
State	16,100	(1,900)	(4,200)

Total deferred	94,800	(3,500)	(43,700)

Total provision (benefits)	$51,400	$(13,400)	$(73,000)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provisions for income taxes (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	2002	2001	2000

	(In thousands)
Statutory U.S. tax rate	$(71,500)	$(14,450)	$(77,100)
Increase (decrease) in rate resulting from
Deferred tax valuation allowance	102,300	—	—
Allowance for tax adjustments	12,000	—	—
State taxes, net of federal benefit	(6,500)	(1,400)	(7,600)
Nondeductible goodwill amortization	—	1,500	1,600
Nondeductible goodwill impairment	9,500	—	9,900
Other	5,600	950	200

Total income tax provision (benefits)	$51,400	$(13,400)	$(73,000)

Effective tax rate	(25)%	32%	33%

      Due to the current federal and state tax benefit in 2002, the Company is expecting refunds from federal and state authorities of approximately $61 million, as a result of net operating loss carrybacks for tax purposes. Refundable income taxes are reflected in other current assets. The federal refund of approximately $60 million includes the effect of tax deductions related to the closure and liquidation of certain legal entities in connection with the Company’s restructuring actions in 2002. The Company has evaluated the need for tax reserves and, based on current and prior year tax filings, in 2002 recorded a $12 million allowance for tax adjustments.

      The Company has available state net operating loss carryforwards of approximately $149 million for tax purposes to offset future taxable income. The state net operating losses expire principally between 2016 and 2022. The Company has no federal net operating loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities are comprised of the following as of December 28, 2002 and December 29, 2001:

	2002	2001

	(In thousands)
Assets
Warranty reserve	$19,000	$18,900
Insurance accruals	16,300	10,600
Goodwill	33,900	41,900
State net operating loss carryforwards	9,000	7,700
Employee compensation	4,000	7,500
Fixed asset impairments	9,200	3,600
Volume rebates	8,100	3,500
Inventory reserves	3,100	2,400
Other	6,000	5,200

Gross deferred tax assets	108,600	101,300

Liabilities
Depreciation	4,000	5,900
Prepaid expenses	1,600	—
Canadian withholding	700	600

Gross deferred tax liabilities	6,300	6,500

Valuation allowance	(102,300)	—

Net deferred tax assets	$—	$94,800

Net deferred tax assets
Current	$—	$39,100
Non-current	—	55,700

	$—	$94,800

Note 5 — Financial Services

      In April 2002, the Company acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. (“CIT”), and entered into certain related agreements for cash of approximately $5 million, resulting in recording $4.1 million of goodwill. With this transaction, Champion acquired $0.5 million of fixed assets, the operating procedures, policies and customer lists for the business and the assignment of two office leases. The acquisition did not include any of the loan portfolios or related obligations of CIT’s loan origination business. The Company entered into agreements whereby, for a period of three years, an affiliate of CIT will provide its loan origination and servicing systems and will service the loans originated.

      The loans originated by HPFC are collateralized by a first priority security interest in the underlying manufactured homes. At December 28, 2002, the finance loans receivable had remaining terms of from seven years to 30 years. At December 28, 2002, finance loans receivable totaling $46.8 million had been sold into the warehouse facility and were collateralizing related warehouse borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Inventories

      A summary of inventories by component at December 28, 2002 and December 29, 2001 follows:

	2002	2001

	(In thousands)
New manufactured homes	$55,866	$102,090
Raw materials	27,097	32,207
Work-in-process	6,557	8,130
Other inventory	21,832	29,849

	$111,352	$172,276

      Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

Note 7 — Other Assets and Liabilities

      A summary of other current assets and other long-term liabilities by component at December 28, 2002 and December 29, 2001 follows:

	2002	2001

	(In thousands)
Other current assets
Refundable income taxes	$61,100	$21,700
Deposits	16,100	2,708
Other current assets	12,347	12,229

	$89,547	$36,637

Other long-term liabilities
Accrued self-insurance and warranty	$23,200	$19,000
Deferred portion of purchase price	10,000	18,000
Other long-term liabilities	23,554	11,678

	$56,754	$48,678

      Deposits consist of cash collateral deposited for surety bonds and insurance purposes.

Note 8 — Debt

      Long-term debt by component at December 28, 2002 and December 29, 2001 consisted of the following:

	2002	2001

	(In thousands)
Senior Notes due 2009	$170,000	$200,000
Senior Notes due 2007	150,000	—
Obligations under industrial revenue bonds	18,145	18,145
Other debt	3,467	6,781

	$341,612	$224,926

      The Senior Notes due 2009 are unsecured and interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness and incur liens on assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2002, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. The net proceeds from the offering of approximately $145 million, net of deferred financing costs, were used to acquire the manufactured housing loan origination business of CIT, to repay a portion of the Company’s debt, including a significant portion of the Company’s floor plan payable, to provide working capital for the Company’s existing business segments and the Company’s new consumer financing business, and for general corporate purposes. Substantially all of CHB’s wholly owned subsidiaries are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. The Senior Notes due 2007 are unsecured but are effectively senior to the Senior Notes due 2009.

      The indenture governing the Senior Notes due 2007 contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. The debt incurrence covenant in the indenture currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at December 28, 2002, on a working capital line of credit when combined with limitations in our Senior Notes due 2009, is a limit of approximately $74 million of which no more than approximately $74 million of cash borrowings could be secured debt. These limits were approximately $8 million higher at March 1, 2003.

      The obligations under industrial revenue bonds are due in 2019 and 2029 with interest payable monthly at variable rates tied to short-term tax exempt rate indices, which averaged 1.6% during 2002. These obligations are collateralized by the underlying real property as well as surety bonds.

      In April 2002, the Company terminated its previous revolving credit agreement for a $75 million secured line of credit. As a result of the termination of this credit facility, the guarantees by the Company’s subsidiaries of the Senior Notes due 2009 terminated. However, CHB agreed to be a guarantor and substantially all of CHB’s subsidiaries agreed to be guarantors, on a basis subordinated to their guarantees of the Senior Notes due 2007, of the $170 million Senior Notes due 2009. Additionally, in April 2002, the Company arranged to have a bank provide $35 million of letters of credit on a fully cash collateralized basis. These fully collateralized letters of credit were subsequently increased to $48 million during 2002.

      In April 2002, the Company arranged a $150 million warehouse facility for a consolidated third party special purpose entity to support the finance company’s operations. The Company structures sales of originated consumer loans to the warehouse facility as collateralized financing transactions under generally accepted accounting principles. Interest on such borrowings under the warehouse facility is at LIBOR plus 80 basis points and there is a facility fee that is payable monthly based on an annual rate of 40 basis points of the entire facility. The warehouse facility has a term of one year and contains covenants which require the Company to maintain a minimum ratio of earnings before interest expense and taxes (“EBIT”) to interest expense and to maintain minimum adjusted tangible net worth of $200 million. Adjusted tangible net worth is defined as shareholders’ equity less intangible assets plus preferred stock and term debt that matures after April 18, 2004. Certain of the covenants were amended during 2002 to cure non-compliance. The Company was in compliance with the amended covenants for the quarter ended December 28, 2002. The minimum ratio of EBIT to interest expense covenant is negative 1.0:1 for the fiscal quarter ended March 29, 2003. Under the facility, the Company must also maintain minimum unsecured senior debt ratings of B- by Standard & Poor’s (“S&P”) and B3 by Moody’s Investors Services (“Moody’s”) and perform certain other duties thereunder.

      In September 2002, Moody’s completed a review of the Company and confirmed the then existing rating of B3 on the Senior Notes due 2009 but revised the rating outlook from stable to negative. In February 2003, S&P lowered its rating on the Company’s Senior Notes due 2009 to B- with a negative outlook. Further

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negative ratings actions by Moody’s or S&P would cause a termination event under the $150 million warehouse facility. A negative ratings action also could affect the Company’s ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in the Company having to place additional collateral related thereto.

      The Company may again become noncompliant with one or more of the covenants under the $150 million warehouse facility, which, if not cured or amended, would result in a termination event. In a termination event, the agent bank could discontinue making further advances under the facility and enact alternate “waterfall” provisions that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. A termination event could result in the ability of the agent bank to liquidate the loans held under the warehouse facility in a commercially reasonable manner and on commercially reasonable terms. If the agent bank were to discontinue further advances or liquidate the loans Champion would seek other sources of capital for its consumer finance operations, though there is no assurance that alternate sources of capital could be found. The warehouse facility has a one year term expiring April 17, 2003. Champion is currently negotiating a one year extension of the facility. Failure to secure an extension of the facility could lead to a termination event. A default under the $150 million warehouse facility would not trigger a default under the indentures related to the Senior Notes due 2007 and 2009.

      The Company also has a $15 million floor plan financing facility that previously contained a covenant that it would not have been in compliance with for the quarter ending September 28, 2002. This covenant was amended in September 2002 and the Company was in compliance with the new covenant at December 28, 2002. Effective January 2003, the covenant was amended to primarily require the maintenance of a minimum of $35 million of cash or cash equivalents. If Champion were to be out of compliance with this new covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of December 28, 2002, the Company had approximately $11.8 million outstanding under this facility.

      During the fiscal year ended December 28, 2002, the Company reduced its floor plan borrowings by $53.8 million. Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate to the prime rate plus 1.5%, with a minimum rate of 6.0% for certain borrowings.

      During 2002, the Company purchased and retired $30 million of its Senior Notes due 2009 for $23.8 million, resulting in a pretax gain of $5.9 million. During the fourth quarter 2002, the Company settled outstanding debt totaling $3.0 million related to the development operations resulting in a $1.5 million pretax gain.

      In January 2003, subsequent to year end, CHB entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Under this facility, letter of credit fees range from 2.5% to 3.5% annually on amounts outstanding and borrowings bear interest at either the prime interest rate plus from 0.0% to 0.5% or the Eurodollar rate plus from 2.5% to 3.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the new line is subject to a borrowing base calculated as percentages of eligible accounts receivable, inventory and fixed assets. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity falls below $35 million, to maintain certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and certain ratios of EBITDA to fixed charges, as defined in the agreement. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, property, plant, and equipment and, to a lesser degree, cash and other assets. As of March 1, 2003, $60.4 million of letters of credit were outstanding on this line and the Company was in compliance with all covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Upon completion of the new $75 million credit facility, from January through March 1, 2003, substantially all of the fully cash collateralized letters of credit were terminated resulting in the release to the Company of restricted cash of $47 million. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral for surety bonds with letters of credit under the new credit facility.

      Subsequent to year end, through March 14, 2003, the Company purchased and retired $12.9 million of the Senior Notes due 2009 and $15.0 million of the Senior Notes due 2007 for a total of $20.5 million, resulting in pretax gains totaling $6.7 million.

Note 9 — Redeemable Convertible Preferred Stock

      On April 2, 2002 the Company issued $25 million of Series C cumulative convertible preferred stock and a warrant which was initially exercisable based on approximately 1.1 million shares of common stock at a strike price of $12.04 per share. The net proceeds of this issuance of $23.8 million were used to fund a portion of the cash collateral for the letters of credit discussed above. The preferred stock is carried net of issuance costs which are being amortized over a period of two years from the date of issuance by charges to paid-in-capital. At December 28, 2002 the redemption value of the Series C shares outstanding totaled $25.0 million.

      In accordance with the terms of the warrant, on August 6, 2002 the number of shares under warrant and the strike price were reset at 2.2 million shares and $10.02 per share, respectively. Beginning on April 2, 2003, the warrant strike price will increase annually by $0.75 per share. The warrant expires on April 2, 2009 and is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

      The Series C preferred stock has a seven-year term and a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock. The original terms provided the holder the right to convert all or any part of the preferred stock into Champion common stock at a price of $9.6295 per share until June 29, 2003, at which time the conversion price would be reset to equal 115% of the average market price of Champion common stock as of June 29, 2003, provided that the conversion price could not be less than $5.66 nor more than $10.83. Subsequent to year end, on January 31, 2003, the terms of the Series C preferred stock were amended to accelerate the modification of the conversion price to $5.66 and the preferred shareholder agreed to convert $16.25 million of the Series C cumulative convertible preferred stock by March 12, 2003. Upon conversion, 2.9 million shares of common stock were issued.

      In July 2001, the Company issued $20 million of Series B-1 cumulative convertible preferred stock. The proceeds from issuance totaled $18.5 million, net of issuance costs. The rights and preferences of the Company’s Series B-1 preferred stock, were amended on March 29, 2002 to provide, among other things, for mandatory redemption on March 29, 2004. Such redemption may be made for either common stock or cash, at the Company’s option. Additionally, the commencement date of the holder’s optional redemption period for the outstanding Series B-1 preferred stock was changed to April 2, 2002, from July 2003, and the expiration date of the holder’s rights to purchase an additional $12 million of Series B-1 preferred stock was extended to December 31, 2004 from March 2003. Optional redemptions may be made only for common stock and are subject to a common stock floor price of $5.66 per share. During 2002, the holder redeemed $15 million of the Series B-1 cumulative convertible preferred stock for 2.6 million shares of common stock. The Series B-1 preferred stock has a 5% annual dividend, which is payable quarterly in either cash or common stock, at Champion’s option. At December 28, 2002 the redemption value of the Series B-1 shares outstanding totaled $5.0 million.

      During 2002 and 2001, Champion paid quarterly dividends on the preferred stock by issuing 105,000 and 49,000 shares of the Company’s common stock, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Earnings per Share

      The numerators used in the Company’s basic earnings per share (“EPS”) calculations were net loss as reported in the financial statements less the effect of preferred stock dividends. The numerators for diluted EPS calculations were the numerators of basic EPS adjusted by adding back the preferred stock dividend. In loss years the dividend was not added back because the effect would have been antidilutive. The denominators used in the Company’s EPS calculations were as follows: weighted average shares outstanding were used in calculating basic EPS, and weighted average shares outstanding plus the effect of dilutive securities were used in calculating diluted EPS. The Company’s potential dilutive securities consisted of its outstanding stock options, deferred purchase price obligations, its convertible preferred stock and warrants. Dilutive securities were not considered in determining the denominator for diluted EPS in the three years presented because the effect on the net loss would have been antidilutive. The amount of potentially dilutive securities that were excluded from the determination of diluted EPS was 11 million shares in 2002, 3 million shares in 2001 and 76,000 shares in 2000. Calculations of basic and diluted EPS follow:

	2002	2001	2000

	(In thousands, except per share amounts)
Numerator
Net loss	$(255,555)	$(27,888)	$(147,332)
Less: preferred stock dividend	1,857	500	—

Loss available to common shareholders for basic and diluted EPS	$(257,412)	$(28,388)	$(147,332)

Denominator
Shares for basic and diluted EPS — weighted average shares outstanding	49,341	47,887	47,252

Basic and diluted loss per share	$(5.22)	$(0.59)	$(3.12)

Note 11 — Shareholders’ Equity

      The Company has 120 million shares of common stock authorized. In addition, there are 5 million authorized shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board has the authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. At December 28, 2002 and December 29, 2001 the Company had 30,000 and 20,000 shares of cumulative convertible preferred stock, respectively, issued and outstanding. See Note 9.

      At December 28, 2002, the Company was obligated for a deferred purchase price liability totaling $18 million due in quarterly installments of $2 million without interest, and is payable, at the Company’s option, in cash or common stock. The three installments due in 2002 were paid by issuing 1.2 million shares of Champion common stock. Subsequent to year end, the January 2003 installment was paid by issuing 642,000 shares of common stock.

      Effective December 31, 2002, the Board of Directors rescinded the 1996 Shareholders Rights Plan, for which 750,000 shares of preferred stock had previously been reserved.

Note 12 — Fair Value of Financial Instruments

      The Company estimates the fair value of its financial instruments in accordance with SFAS No. 107, “Disclosure About Fair Value of Financial Instruments.” The following methodologies and assumptions were used by the Company to estimate its fair value disclosures for financial instruments. Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of all financial instruments approximate book values due to the instruments’ short term maturities, except for the Company’s two issues of Senior Notes which were valued based upon trading activity and management’s estimates, the Company’s deferred portion of purchase price liability which was based on the present value of future cash flows and the Company’s finance loans receivable which were based on management’s estimates to reflect uncertainties in the asset-backed securitization and whole loan sale markets.

      The book value and estimated fair value of the Company’s financial instruments are as follows:

	December 28, 2002		December 29, 2001

	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value

	(In thousands)
Cash and cash equivalents	$77,381	$77,381	$69,456	$69,456
Restricted cash	52,300	52,300	648	648
Finance loans receivable, net	52,043	46,839	—	—
Floor plan payable	17,147	17,147	70,919	70,919
Warehouse proceeds structured as collateralized borrowings	35,565	35,565	—	—
Senior Notes due 2009	170,000	102,000	200,000	154,000
Senior Notes due 2007	150,000	135,000	—	—
Other long-term debt	21,612	21,612	24,926	24,926
Deferred portion of purchase price	20,500	18,728	30,150	27,288
Redeemable convertible preferred stock	$29,256	$29,256	$20,000	$20,000

Note 13 — Contingent Liabilities

      As is customary in the manufactured housing industry, the majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at December 28, 2002 was estimated to be approximately $240 million, without reduction for the resale value of the homes. Potential losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net resale value of the homes. Repurchase losses incurred totaled $1.3 million in 2002, $3.9 million in 2001 and $11.0 million in 2000 (including, in 2000, a $5 million loss for an additional write down of the value of remaining repurchased homes from the 1999 bankruptcy of the Company’s former largest independent retailer).

      The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of its business, in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. Management believes the ultimate liability with respect to these actions will not have a material effect on the Company’s financial position or results of operations.

      At December 28, 2002, the Company was contingently obligated for approximately $48.0 million under letters of credit, comprised of $13.4 million to support insurance reserves, $18.4 million to support long-term debt and $16.2 million to secure surety bonds. Champion was also contingently obligated for $36.2 million under surety bonds, generally to support insurance, industrial revenue bond financing, and license and service bonding requirements. The letters of credit and $21 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the Company’s consolidated balance sheet. As of December 28, 2002, the Company had fully collateralized its letters of credit with restricted cash. In addition,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company had deposited cash of $9.6 million to secure surety bonds and $6.5 million to support insurance reserves.

      At December 28, 2002, Champion was contingently liable for up to $15.0 million under an unconditional guaranty of a $150 million warehouse facility of a consolidated third party special purpose entity. The warehouse facility supports Champion’s finance company’s operations. At December 28, 2002, $35.6 million of warehouse proceeds structured as collateralized borrowings are included in the Company’s consolidated balance sheet.

      At December 28, 2002, certain of the Company’s subsidiaries are guarantors of $6.6 million of debt of unconsolidated subsidiaries, none of which is reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

Note 14 — Retirement Plans

      The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing one year of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees’ contributions. Company contributions vest when made. Amounts expensed under these plans were $4.0 million in 2002, $3.6 million in 2001 and $3.6 million in 2000.

Note 15 — Stock Option and Incentive Plans

      The Company has various stock option and incentive plans and agreements whereby stock options are made available to key employees, directors and others. Stock options may be granted below, at or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. Under certain of the Company’s stock option and incentive plans, grants may be made of stock options, stock awards, stock appreciation rights and other stock-based incentives. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and key employees and in connection with acquisitions.

      The following table summarizes the changes in outstanding stock options during the last three years:

	Number of	Weighted
	shares	average exercise
	(In thousands)	price per share

Outstanding at January 1, 2000	6,872	$16.78
Granted	1,923	4.20
Exercised	(4)	2.78
Canceled or forfeited	(3,328)	20.47

Outstanding at December 30, 2000	5,463	10.12
Granted	3,804	5.87
Exercised	(825)	6.57
Canceled or forfeited	(706)	11.37

Outstanding at December 29, 2001	7,736	8.29
Granted	1,339	5.82
Exercised	(241)	2.09
Canceled or forfeited	(1,274)	9.65

Outstanding at December 28, 2002	7,560	$7.82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      There were 3.8 million, 3.1 million and 4.9 million shares reserved for future grants and awards at December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

      The following table summarizes information regarding stock options outstanding at December 28, 2002:

	Options outstanding			Options exercisable

	Number	Weighted	Average	Number	Average
	of shares	average	exercise price	of shares	exercise price
Range of exercise prices	(In thousands)	life (years)	per share	(In thousands)	per share

$ 2.38 - $ 5.00	3,057	5.4	$3.07	1,025	$3.14
$ 5.01 - $10.00	2,360	5.0	7.61	1,514	7.70
$10.01 - $15.00	1,265	4.5	10.76	437	11.50
$15.01 - $28.25	878	5.2	20.73	712	20.53

	7,560	5.1	$7.82	3,688	$9.36

      As of December 29, 2001 exercisable shares totaled 2,594,000 with a weighted average exercise price of $11.32. As of December 30, 2000 exercisable shares totaled 2,852,000 with a weighted average exercise price of $10.44 per share.

      The number of shares issued through stock awards in 2002, 2001 and 2000 was 10,000, 75,000 and 24,800, respectively, with award date fair values per share of $8.30, $3.06 and $6.88, respectively. In 2002 and 2001, the Company granted 91,200 shares and 92,300 shares, respectively, of non-vested common stock, with grant date fair values per share of $11.74 and $3.06, respectively. These grants are subject to a three-year cliff vesting schedule, none of the shares were issued and grants totaling 111,600 shares were outstanding as of December 28, 2002.

      In 2002, under APB No. 25, the Company reversed $86,000 of stock compensation expense, net, due to the forfeiture of performance stock awards, the cost of which had been previously recognized, partially offset by expense charged in connection with other grants and awards.

Note 16 — Segment Information

      The Company operates principally in three segments in the manufactured housing industry: (1) production and wholesale distribution, (2) retail selling and (3) financial services. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Manufacturing segment sales to the retail segment and related manufacturing profits are included with the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. General corporate expenses include the costs and equity method losses from development operations. In reconciling results by segment, the intercompany profit elimination represents the change in manufacturing segment gross profit in Champion-produced inventory at Company-owned retailers. The Company has foreign operations consisting of two manufacturing facilities in western Canada. For each of the last three years, the total sales and total assets of these Canadian operations were less than 3% of the Company’s consolidated totals.

      The Company evaluates the performance of its manufacturing and retail segments and allocates resources to them primarily based on earnings before interest, taxes, goodwill amortization and general corporate expenses (“EBITA”), excluding goodwill impairment charges. The Company also evaluates the performance of its manufacturing and retail segments based on return on net capital employed (working capital plus net fixed assets). Financial services revenues include interest income and other income earned from holding the consumer loans. Financial services loss includes financial services revenues less operating costs and interest expense for the warehouse facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliations of segment revenues to consolidated net revenues, segment earnings (loss) to loss before income taxes, segment depreciation expense to consolidated depreciation expense and segment capital expenditures to consolidated capital expenditures in 2002, 2001 and 2000, and segment assets to consolidated assets as of December 28, 2002, December 29, 2001 and December 30, 2000 were as follows:

	2002	2001	2000

	(In thousands)
Net revenues
Manufacturing net sales	$1,150,638	$1,296,315	$1,564,026
Retail net sales	376,632	452,910	606,708
Financial services revenues	1,728	—	—
Less: intercompany	(156,704)	(201,000)	(249,000)

Consolidated net revenues	$1,372,294	$1,548,225	$1,921,734

Income (loss) before income taxes
Manufacturing EBITA excluding losses from independent retailer bankruptcy	$2,743	$54,131	$50,974
Retail EBITA	(58,204)	(33,154)	(9,109)
Financial services loss	(8,283)	—	—
General corporate expenses	(30,903)	(28,023)	(30,803)
Goodwill impairment charges	(97,000)	—	(189,700)
Gain on debt retirement	7,385	—	—
Intercompany profit elimination	6,460	—	4,200
Goodwill amortization	—	(11,618)	(13,717)
Loss from independent retailer bankruptcy	—	—	(5,000)
Interest, net, excluding financial services	(26,353)	(22,624)	(27,177)

Loss before income taxes	$(204,155)	$(41,288)	$(220,332)

Total assets
Manufacturing	$309,336	$356,557	$392,404
Retail	132,682	302,542	367,905
Financial services	58,172	—	—
Corporate and developments	236,010	214,672	197,584
Intercompany elimination	(8,109)	(15,619)	(15,837)

Consolidated total assets	$728,091	$858,152	$942,056

Depreciation expense
Manufacturing	$15,912	$17,510	$18,418
Retail	4,148	5,952	7,181
Financial services	143	—	—
Corporate and developments	1,092	963	990

Consolidated depreciation expense	$21,295	$24,425	$26,589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

	(In thousands)
Capital expenditures (including goodwill)
Manufacturing	$3,988	$3,741	$7,134
Retail	1,137	2,468	6,676
Financial services	4,325	—	—
Corporate and developments	938	763	1,225

Consolidated capital expenditures	$10,388	$6,972	$15,035

      For the year ended December 28, 2002, manufacturing EBITA included $26.3 million of restructuring charges, a $2.3 million gain on sale of idled facilities and a $5.6 million adjustment to increase self-insurance reserves; retail EBITA included $28.6 million for restructuring charges; and general corporate expenses included $2.8 million of charges related to exiting certain development operations and $0.3 million of severance for staff reductions at the Company’s corporate office. See Note 2 for a description of the restructuring charges.

      For the year ended December 29, 2001, manufacturing segment EBITA included $3.3 million of restructuring charges and retail segment EBITA included a charge of $3.7 million for losses on loans and transition costs for alternative financing sources, as well as $5.6 million of restructuring charges.

      For the year ended December 30, 2000, manufacturing segment EBITA included $4.2 million of restructuring charges and $6.9 million of property insurance gains; retail segment EBITA included $5.8 million of restructuring charges; and general corporate expenses included $4.0 million of non-cash fixed asset impairment charges related to development operations, $1.5 million of which was recognized upon the sale of a majority interest in certain developments, and $2.5 million of which was recognized due to insufficient estimated future cash flows from a wholly-owned development.

      All cash balances, $49.5 million of the restricted cash balances, the deferred tax asset balances and the refundable income tax balances are classified as corporate assets. Retail floor plan interest expense not charged to retail segment EBITA totaled $2.7 million, $8.3 million and $13.2 million in 2002, 2001 and 2000, respectively. Financial services interest expense on warehouse borrowings charged to financial services loss totaled $0.2 million for the year ended December 28, 2002.

Note 17 — Leases

      Most of the Company’s retail sales locations, certain of its other facilities and certain manufacturing equipment are leased under terms that range from monthly to five years. Rent expense was $11.2 million in 2002, $14.3 million in 2001 and $16.3 million in 2000. Some of the real property leases have renewal options or escalation clauses.

      Future minimum lease payments under operating leases totaled $21.1 million at December 28, 2002, as follows: $6.0 million in 2003, $4.0 million in 2004, $2.4 million in 2005, $1.8 million in 2006, $1.4 million in 2007, and $5.5 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Accrued Product Warranty Obligations

      The following table summarizes the changes in accrued product warranty obligations during the last three years. A portion of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet.

Accrued warranty
obligation

(In thousands)
Reserves at January 1, 2000	$65,842
Warranty expense provided	82,557
Cash warranty payments	(91,930)

Reserves at December 30, 2000	56,469
Warranty expense provided	64,863
Cash warranty payments	(72,292)

Reserves at December 29, 2001	49,040
Warranty expense provided	66,014
Cash warranty payments	(65,415)

Reserves at December 28, 2002	$49,639

Note 19 — Subsidiaries’ Guaranty of Indebtedness

      In April 2002, CHB, a wholly owned subsidiary of the Company, issued $150 million Senior Notes due 2007. Substantially all subsidiaries of CHB became guarantors and the Company became a subordinated guarantor of the Senior Notes due 2007. In addition, CHB became a guarantor and substantially all its subsidiaries became guarantors of the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.

      Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and fully, unconditionally, jointly and severally liable for the Senior Notes due 2007. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

      The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (“Parent”) and CHB, as parents, as if they accounted for their subsidiaries on the equity method; (ii) the guarantor subsidiaries, and (iii) the non-guarantor subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net revenues	$—	$273,811	$1,218,927	$36,260	$(156,704)	$1,372,294
Cost of sales	—	248,585	1,063,948	28,047	(162,919)	1,177,661

Gross margin	—	25,226	154,979	8,213	6,215	194,633
Selling, general and administrative expenses	—	56,834	167,482	8,738	(245)	232,809
Financial services operating costs	—	—	9,668	1,083	(960)	9,791
Goodwill impairment charge	—	—	97,000	—	—	97,000
Restructuring charges	—	10,400	26,800	2,800	—	40,000
Gain on debt retirement	(5,870)	—	—	(1,515)		(7,385)

Operating income (loss)	5,870	(42,008)	(145,971)	(2,893)	7,420	(177,582)
Interest income	13,771	2	1,202	423	(12,774)	2,624
Interest expense	(13,771)	(11,903)	(15,738)	(559)	12,774	(29,197)

Income (loss) before income taxes	5,870	(53,909)	(160,507)	(3,029)	7,420	(204,155)
Income tax expense	2,230	1,100	47,870	200	—	51,400

Loss before equity in income (loss) of consolidated subsidiaries	3,640	(55,009)	(208,377)	(3,229)	7,420	(255,555)
Equity in income (loss) of consolidated subsidiaries	(266,615)	(204,959)	—	—	471,574	—

Net loss	$(262,975)	$(259,968)	$(208,377)	$(3,229)	$478,994	$(255,555)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$68,628	$(1,913)	$10,666	$—	$77,381
Restricted cash	—	31,041	749	2,067	—	33,857
Accounts receivable, trade	—	8,802	26,280	749	(7,200)	28,631
Inventories	—	10,677	100,048	2,377	(1,750)	111,352
Other current assets	—	80,742	87,733	1,459	(80,387)	89,547

Total current assets	—	199,890	212,897	17,318	(89,337)	340,768

Finance loans receivable, net	—	—	3,294	46,448	2,301	52,043
Property, plant and equipment, net	—	30,435	94,211	2,998	—	127,644
Goodwill, net	—	—	164,324	1,113	—	165,437
Investment in consolidated subsidiaries	131,970	405,726	108,593	8,364	(654,653)	—
Restricted cash	—	18,443	—	—	—	18,443
Other non-current assets	1,949	9,435	3,460	8,912	—	23,756

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$16,764	$383	$—	$17,147
Accounts payable	—	8,529	27,763	1,423	(100)	37,615
Warehouse proceeds structured as collateralized borrowings	—	—	—	35,565	—	35,565
Accrued warranty obligations	—	6,172	36,406	561	—	43,139
Accrued volume rebates	—	10,328	23,449	1,333	(100)	35,010
Other current liabilities	2,102	119,420	50,358	3,075	(80,287)	94,668

Total current liabilities	2,102	144,449	154,740	42,340	(80,487)	263,144

Long-term liabilities
Long-term debt	170,000	157,547	13,996	69	—	341,612
Other long-term liabilities	—	35,637	21,003	114	—	56,754

	170,000	193,184	34,999	183	—	398,366

Intercompany balances	(99,193)	(28,233)	462,564	609	(335,747)	—
Redeemable convertible preferred stock	29,256	—	—	—	—	29,256
Shareholders’ equity
Common stock	52,658	1	60	3	(64)	52,658
Capital in excess of par value	54,666	613,336	259,134	47,804	(920,274)	54,666
Retained earnings (deficit)	(75,570)	(258,808)	(324,718)	(3,937)	594,883	(68,150)
Accumulated other comprehensive income (loss)	—	—	—	(1,849)	—	(1,849)

Total shareholders’ equity	31,754	354,529	(65,524)	42,021	(325,455)	37,325

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities	$4,249	$(57,015)	$40,399	$9,361	$2,301	$(705)

Cash flows from investing activities
Acquisitions	—	—	(8,050)	—	—	(8,050)
Increase in finance loans receivable	—	—	(4,835)	(46,448)	(2,301)	(53,584)
Additions to property, plant and equipment	—	(583)	(5,055)	(648)	—	(6,286)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(3,170)	—	(3,170)
Investments in and advances to consolidated subsidiaries	(65,426)	32,441	18,213	14,772	—	—
Proceeds on disposal of fixed assets	—	—	9,947	47	—	9,994

Net cash provided by (used for) investing activities	(65,426)	31,858	10,220	(35,447)	(2,301)	(61,096)

Cash flows from financing activities
Increase (decrease) in floor plan payable, net	—	—	(53,832)	60	—	(53,772)
Decrease in other long-term debt	—	(50)	(957)	(1,407)	—	(2,414)
Proceeds from Senior Notes	—	145,821	—	—	—	145,821
Purchase of Senior Notes	(23,750)	—	—	—	—	(23,750)
Proceeds from warehouse facility	—	—	—	35,565	—	35,565
Increase in deferred financing costs	—	(2,253)	—	(2,435)	—	(4,688)
Increase in restricted cash	—	(49,484)	(749)	(1,419)	—	(51,652)
Preferred stock issued, net	23,810	—	—	—	—	23,810
Common stock issued, net	1,119	—	—	—	—	1,119
Dividends paid on preferred stock	(563)	—	—	—	—	(563)
Tax benefit of stock options exercised	250	—	—	—	—	250

Net cash provided by (used for) financing activities	866	94,034	(55,538)	30,364	—	69,726

Net increase (decrease) in cash and cash equivalents	(60,311)	68,877	(4,919)	4,278	—	7,925
Cash and cash equivalents at beginning of period	60,311	(249)	3,006	6,388	—	69,456

Cash and cash equivalents at end of period	$—	$68,628	$(1,913)	$10,666	$—	$77,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 29, 2001

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net revenues	$—	$295,261	$1,423,512	$30,452	$(201,000)	$1,548,225
Cost of sales	—	259,949	1,198,790	25,477	(201,000)	1,283,216

Gross margin	—	35,312	224,722	4,975	—	265,009
Selling, general and administrative expenses	—	49,051	217,344	8,378	—	274,773
Restructuring charges	—	1,000	7,900		—	8,900

Operating loss	—	(14,739)	(522)	(3,403)	—	(18,664)
Interest income	15,490	1	2,787	254	(15,811)	2,721
Interest expense	(15,490)	(218)	(24,944)	(504)	15,811	(25,345)

Loss before income taxes	—	(14,956)	(22,679)	(3,653)	—	(41,288)
Income tax benefit	—	(6,210)	(6,090)	(1,100)	—	(13,400)

Loss before equity in income (loss) of consolidated subsidiaries	—	(8,746)	(16,589)	(2,553)	—	(27,888)
Equity in income (loss) of consolidated subsidiaries	(27,888)	—	—	—	27,888	—

Net loss	$(27,888)	$(8,746)	$(16,589)	$(2,553)	$27,888	$(27,888)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 29, 2001

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$60,311	$(249)	$3,006	$6,388	$—	$69,456
Restricted cash	—	—	—	648	—	648
Accounts receivable, trade	—	8,446	30,457	1,204	(12,600)	27,507
Inventories	—	13,694	158,138	2,263	(1,819)	172,276
Deferred taxes and other current assets	479	12,091	127,102	1,857	(65,792)	75,737

Total current assets	60,790	33,982	318,703	12,360	(80,211)	345,624

Property, plant and equipment, net	—	44,793	129,633	3,004	—	177,430
Goodwill, net	—	—	257,444	1,523	—	258,967
Investment in consolidated subsidiaries	440,786	1	33,310	4,438	(478,535)	—
Deferred taxes and other assets	3,143	6,834	53,581	12,573	—	76,131

	$504,719	$85,610	$792,671	$33,898	$(558,746)	$858,152

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$70,596	$323	$—	$70,919
Accounts payable	—	10,839	35,929	791	—	47,559
Accrued warranty obligations	—	5,888	35,955	697	—	42,540
Accrued volume rebates	—	12,082	26,801	1,043	(500)	39,426
Other current liabilities	2,280	90,053	64,112	917	(65,292)	92,070

Total current liabilities	2,280	118,862	233,393	3,771	(65,792)	292,514

Long-term liabilities
Long-term debt	200,000	7,597	14,338	2,991	—	224,926
Other long-term liabilities	—	16,012	32,569	97	—	48,678

	200,000	23,609	46,907	3,088	—	273,604

Intercompany balances	8,434	(87,936)	414,301	949	(335,748)	—
Redeemable convertible preferred stock	20,000	—	—	—	—	20,000
Shareholders’ equity
Common stock	48,320	1	259	13	(273)	48,320
Capital in excess of par value	36,423	29,914	214,152	28,756	(272,822)	36,423
Retained earnings (deficit)	189,262	1,160	(116,341)	(708)	115,889	189,262
Accumulated other comprehensive income (loss)	—	—	—	(1,971)	—	(1,971)

Total shareholders’ equity	274,005	31,075	98,070	26,090	(157,206)	272,034

	$504,719	$85,610	$792,671	$33,898	$(558,746)	$858,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 29, 2001

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by operating activities	$3,988	$11,691	$48,315	$3,040	$—	$67,034

Cash flows from investing activities
Acquisitions	—	—	(16,633)	—	—	(16,633)
Additions to property, plant and equipment	—	(1,158)	(5,292)	(522)	—	(6,972)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(3,226)	—	(3,226)
Investments in and advances to consolidated subsidiaries	(5,529)	(9,324)	14,804	49	—	—
Proceeds on disposal of fixed assets	—	—	2,341	—	—	2,341

Net cash used for investing activities	(5,529)	(10,482)	(4,780)	(3,699)	—	(24,490)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(42,988)	(291)	—	(43,279)
Increase (decrease) in other long-term debt	—	(45)	(665)	58	—	(652)
Preferred stock issued, net	18,464	—	—	—	—	18,464
Common stock issued, net	1,282	—	—	—	—	1,282
Tax benefit of stock options exercised	954	—	—	—	—	954

Net cash provided by (used for) financing activities	20,700	(45)	(43,653)	(233)	—	(23,231)

Net increase (decrease) in cash and cash equivalents	19,159	1,164	(118)	(892)	—	19,313
Cash and cash equivalents at beginning of period	41,152	(1,413)	3,124	7,280	—	50,143

Cash and cash equivalents at end of period	$60,311	$(249)	$3,006	$6,388	$—	$69,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 30, 2000

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$354,175	$1,790,768	$25,791	$(249,000)	$1,921,734
Cost of sales	—	316,295	1,533,809	22,999	(253,200)	1,619,903

Gross margin	—	37,880	256,959	2,792	4,200	301,831
Selling, general and administrative expenses	—	46,608	237,665	9,713	—	293,986
Goodwill impairment charge	—	—	189,700	—	—	189,700
Restructuring charges	—	—	7,300	4,000	—	11,300

Operating loss	—	(8,728)	(177,706)	(10,921)	4,200	(193,155)
Interest income	15,408	3	2,235	381	(15,380)	2,647
Interest expense	(15,408)	(289)	(29,115)	(392)	15,380	(29,824)

Loss before income taxes	—	(9,014)	(204,586)	(10,932)	4,200	(220,332)
Income tax benefit	—	(4,430)	(64,470)	(4,100)	—	(73,000)

Loss before equity in income (loss) of consolidated subsidiaries	—	(4,584)	(140,116)	(6,832)	4,200	(147,332)
Equity in income (loss) of consolidated subsidiaries	(147,332)	—	—	—	147,332	—

Net loss	$(147,332)	$(4,584)	$(140,116)	$(6,832)	$151,532	$(147,332)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 30, 2000

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities	$6,841	$24,397	$93,475	$(9,353)	$—	$115,360

Cash flows from investing activities
Acquisitions	—	—	(10,165)	—	—	(10,165)
Additions to property, plant and equipment	—	(2,055)	(12,339)	(641)	—	(15,035)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(659)	—	(659)
Investments in and advances to consolidated subsidiaries	24,121	(20,188)	(17,884)	13,951	—	—
Proceeds on disposal of fixed assets	—	—	3,745	—	—	3,745

Net cash provided by (used for) investing activities	24,121	(22,243)	(36,643)	12,651	—	(22,114)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(55,296)	(1,059)	—	(56,355)
Increase (decrease) in other long-term debt	—	(22)	(1,294)	2,900	—	1,584
Increase in restricted cash	—	—	—	(648)	—	(648)
Common stock repurchased	(863)	—	—	—	—	(863)
Common stock issued, net	332	—	—	—	—	332

Net cash provided by (used for) financing activities	(531)	(22)	(56,590)	1,193	—	(55,950)

Net increase in cash and cash equivalents	30,431	2,132	242	4,491	—	37,296
Cash and cash equivalents at beginning of period	10,721	(3,545)	2,882	2,789	—	12,847

Cash and cash equivalents at end of period	$41,152	$(1,413)	$3,124	$7,280	$—	$50,143

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts)
2002
Net revenues
Manufacturing net sales	$266,652	$313,699	$302,052	$268,235	$1,150,638
Retail net sales	80,125	96,607	105,356	94,544	376,632
Financial services revenues	—	—	495	1,233	1,728
Less: intercompany	(40,400)	(48,800)	(33,818)	(33,686)	(156,704)
Consolidated net revenues	306,377	361,506	374,085	330,326	1,372,294
Cost of sales	261,868	301,300	329,342	285,151	1,177,661
Gross margin	44,509	60,206	44,743	45,175	194,633
Selling, general and administrative expenses	58,238	65,793	57,448	51,330	232,809
Financial services operating costs	—	1,927	3,473	4,391	9,791
Goodwill impairment charges	—	97,000	—	—	97,000
Restructuring charges	—	4,900	31,600	3,500	40,000
Gain on debt retirement	—	(5,870)	—	(1,515)	(7,385)
Operating loss	(13,729)	(103,544)	(47,778)	(12,531)	(177,582)
Net interest expense	4,817	7,047	7,257	7,452	26,573
Pretax loss	(18,546)	(110,591)	(55,035)	(19,983)	(204,155)
Net loss	(11,846)	(199,291)	(38,935)	(5,483)	(255,555)
Basic and diluted loss per share	$(0.25)	$(4.10)	$(0.80)	$(0.12)	$(5.22)
Manufacturing homes sold	7,745	9,124	8,411	7,180	32,460
Retail new homes sold (including wholesaled homes)	1,194	1,430	1,648	1,734	6,006
Retail pre-owned homes sold	347	376	410	277	1,410
Manufacturing multi-section mix	82%	80%	82%	85%	82%
Manufacturing facilities at period end	47	46	39	37	37
Retail sales centers at period end	242	208	144	118	118

      In 2002, the Company recorded goodwill impairment charges of $97.0 million and a deferred tax asset valuation allowance of $102.3 million ($120.0 million in the second quarter, $2.9 million in the third quarter and a reduction in the allowance of $20.6 million in the fourth quarter).

      Upon the adoption of SFAS No. 142 in 2002, the Company eliminated the amortization of goodwill which was included in SG&A in 2001.

      See Note 2, “Restructuring Charges,” for further discussion regarding restructuring charges.

      Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts)
2001
Net sales
Manufacturing	$260,510	$351,199	$362,005	$322,601	$1,296,315
Retail	108,402	129,403	119,637	95,468	452,910
Less: intercompany	(42,600)	(52,400)	(54,000)	(52,000)	(201,000)
Consolidated net sales	326,312	428,202	427,642	366,069	1,548,225
Cost of sales	281,504	351,791	350,175	299,746	1,283,216
Gross margin	44,808	76,411	77,467	66,323	265,009
Selling, general and administrative expenses	72,863	67,839	67,461	66,610	274,773
Restructuring charges	6,700	1,000	—	1,200	8,900
Operating income (loss)	(34,755)	7,572	10,006	(1,487)	(18,664)
Net interest expense	6,428	5,782	5,190	5,224	22,624
Pretax income (loss)	(41,183)	1,790	4,816	(6,711)	(41,288)
Net income (loss)	(26,083)	490	2,516	(4,811)	(27,888)
Basic and diluted earnings (loss) per share	$(0.55)	$0.01	$0.05	$(0.10)	$(0.59)
Manufacturing homes sold	8,210	10,918	10,941	9,482	39,551
Retail new homes sold	1,824	2,183	1,990	1,581	7,578
Retail pre-owned	513	529	461	394	1,897
Manufacturing multi-section mix	76%	76%	77%	80%	77%
Manufacturing facilities at period end	51	49	49	49	49
Retail sales centers at period end	261	260	257	244	244

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of Champion Enterprises, Inc.

      Our audits of the consolidated financial statements referred to in our report dated February 7, 2003, except for Notes 8 and 9, as to which the date is March 14, 2003, appearing in the 2002 Annual Report to Shareholders of Champion Enterprises, Inc.(which report and consolidated financial statements appear in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 7, 2003

CHAMPION ENTERPRISES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	beginning	charged to	Payment or	end of
	of period	expense	amortization	period

	(In thousands)
Fiscal year ended December 28, 2002:
Deferred tax asset valuation allowance	$—	$102,300	$—	$102,300
Allowance for loan losses	$—	$1,096	$(25)	$1,071

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

3.2	Amendment to Restated Articles of Incorporation of the Company, filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

3.3	Article III of the Company’s Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Company’s Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.

3.4	Certificate of Correction to Articles of Incorporation of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

3.5	Bylaws of the Company as amended through February 22, 1999, filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.

4.6	Supplemental Indenture dated as of March 15, 2002 between the Company, A-1 Champion GP, Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to the Bank One Trust Company, NA, as Trustee.

4.7	Supplemental Indenture dated as of August 7, 2002 among the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to the Bank One Trust Company, NA, as Trustee.

4.8	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., the Company, the Subordinated Subsidiary Guarantors, and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee.

4.9	Supplemental Indenture dated as of January 31, 2003, among Moduline Industries (Canada) Ltd., the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee.

Exhibit No.	Description

4.10	Registration Rights Agreement dated as of April 28, 1999 between the Company; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.

4.11	Indenture dated as of April 22, 2002 among Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.

4.12	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

4.13	Supplemental Indenture dated as of January 31, 2003 among Moduline Industries (Canada) Ltd., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee.

4.14	Registration Rights Agreement dated as of April 22, 2002 among Champion Home Builders Co. and Credit Suisse First Boston Corporation and First Union Securities, as Initial Purchasers, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.

4.15	Agreement, dated as of June 29, 2001, between the Company, and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.

4.16	Agreement, dated as of March 29, 2002, between the Company and Fletcher International, Ltd., filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.

4.17	Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of the Company, dated July 3, 2001, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.

4.18	First Amended and Restated Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated April 2, 2002, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.

4.19	Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated April 2, 2002, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.

4.20	First Amended and Restated Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated January 31, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 10, 2003 and incorporated herein by reference.

4.21	Amended and Restated Warrant Certificate dated as of February 17, 2003 between the Company and Fletcher International, Ltd.

10.1	Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

10.2	First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

Exhibit No.	Description

10.3	Receivables Purchase Agreement dated as of April 18, 2002 among GSS HomePride Corp., HomePride Finance Corp., The CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference.

10.4	Amendment Agreement No. 1 dated as of May 23, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp., GSS HomePride Corp., The CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference.

10.5	Amendment and Waiver Agreement No. 2 dated as of June 17, 2002 to the (i) Fee Letter Agreement dated as of April 18, 2002 among GSS HomePride Corp., HomePride Finance Corp., and Credit Suisse First Boston, New York Branch, and (ii) Receivables Purchase Agreement dated as of April 18, 2002 among GSS HomePride Corp., HomePride Finance Corp., The CIT/ Group Sales Financing, Inc., Greenwich Funding Corp., the financial institutions set forth on the signature page thereto and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference.

10.6	Amendment Agreement No. 3 dated as of June 21, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp., GSS HomePride Corp., The CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended June 29, 2002 and incorporated herein by reference.

10.7	Amendment Agreement No. 4 dated as of August 9, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp. and GSS HomePride Corp., CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.

10.8	Amendment Agreement No. 5 dated as of September 9, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp. and GSS HomePride Corp., CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 20, 2002 and incorporated herein by reference.

10.9	Amendment Agreement No. 6 dated as of September 27, 2002 to the Receivables Purchase Agreement dated as of April 18, 2002 among HomePride Finance Corp., GSS HomePride Corp., CIT Group/ Sales Financing, Inc., Greenwich Funding Corp., the financial institutions named therein as Banks and Credit Suisse First Boston, New York Branch, filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2002 and incorporated herein by reference.

10.10	Loan and Security Agreement dated as of January 17, 2003 by and among Congress Financial Corporation (Central), as Agent, Wachovia Bank, National Association, as Documentation Agent, the financial institutions from time to time party thereto, as Lenders, and Champion Home Builders Co., as Borrower, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference.

10.11	*1993 Management Stock Option Plan, as amended and restated as of December 3, 2002.

10.12	*1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.

Exhibit No.	Description

10.13	*First Amendment to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

10.14	*Second Amendment dated April 28, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.15	*Third Amendment dated October 27, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.16	*Fourth Amendment dated April 27, 1999 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.

10.17	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.

10.18	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.

10.19	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference.

10.20	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.21	*2000 Stock Compensation Plan for Nonemployee Directors, as amended and restated effective December 18, 2002.

10.22	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.

10.23	*Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.

10.24	*Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

10.25	*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight.

10.26	*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight.

10.27	*Change in Control Severance Agreement dated October 17, 2002 between the Company and Phyllis A. Knight.

10.28	*Letter Agreement dated May 1, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.29	*Change in Control Severance Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.30	*Confidentiality and Noncompetition Agreement dated June 13, 1997 between the Company and Philip C. Surles, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.31	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and Philip C. Surles, filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

Exhibit No.	Description

10.32	*Employment and Noncompetition Agreement dated January 8, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.33	*Letter Agreement dated September 11, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.34	Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Company, and MMG Investments LLC, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

10.35	Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

10.36	*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

10.37	*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

10.38	*Change in Control Severance Agreement dated March 3, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.39	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and John J. Collins, Jr., filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

10.40	*Change in Control Severance Agreement dated July 11, 1997 between the Company and Bobby J. Williams.

10.41	*Letter Agreement dated March 20, 2002 between the Company and Abdul H. Rajput.

10.42	*Stock Option Agreement (Inducement Options) dated April 30, 2002 between the Company and Abdul H. Rajput.

21.1	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

99.2	Certification of Chief Executive Officer of Registrant, dated March 26, 2003, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.

99.3	Certification of Chief Financial Officer of Registrant, dated March 26, 2003, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 28, 2002.

      Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above exhibits to any shareholder upon written request addressed to the Investor Relations Department, Champion Enterprises, Inc., 2701 Cambridge Court, Suite 300, Auburn Hills, Michigan 48326.