Form 10-Q
period 2003-03-29
CHAMPION ENTERPRISES INC
filed 2003-05-12
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended March 29, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from      to

Commission file number 1-9751

CHAMPION ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-2743168

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 300
Auburn Hills, MI 48326

(Address of principal executive offices)

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

56,777,241 shares of the registrant’s $1.00 par value Common Stock were outstanding as of May 3, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited
	Three Months Ended

	March 29,	March 30,
	2003	2002

Net revenues	$244,525	$306,377
Cost of sales	210,456	261,868
Selling, general and administrative expenses	48,663	58,238
Financial services operating costs	3,467	—
Lower of cost or market provision for finance loans held for sale	5,411	—
Gain on debt retirement	(6,703)	—

Total costs and expenses	261,294	320,106
Operating loss	(16,769)	(13,729)
Interest income	547	618
Interest expense	(7,903)	(5,435)

Loss before income taxes	(24,125)	(18,546)
Income tax benefits	(2,700)	(6,700)

Net loss	(21,425)	(11,846)
Reconciliation to loss available to common shareholders
Charge to retained earnings for induced conversion of preferred stock	(3,488)	—
Dividend on preferred stock	(286)	(250)

Loss available to common shareholders for basic and diluted loss per share	$(25,199)	$(12,096)

Basic and diluted loss per share	$(0.46)	$(0.25)

Weighted average shares for basic and diluted loss per share	54,525	48,506

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited	December 28,
	March 29, 2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$70,439	$77,381
Restricted cash	2,456	33,857
Accounts receivable, trade	38,199	28,631
Inventories	122,056	111,352
Finance loans held for sale, net	60,174	—
Other current assets	80,386	89,547

Total current assets	373,710	340,768

FINANCE LOANS HELD FOR INVESTMENT, net	—	52,043

PROPERTY, PLANT AND EQUIPMENT, at cost	254,057	257,513
Less-accumulated depreciation	131,849	129,869

	122,208	127,644

GOODWILL, net	164,983	165,437

OTHER NON-CURRENT ASSETS
Restricted cash	—	18,443
Other non-current assets	23,349	23,756

Total other non-current assets	23,349	42,199

Total assets	$684,250	$728,091

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Floor plan payable	$17,177	$17,147
Accounts payable	40,673	37,615
Warehouse proceeds structured as collateralized borrowings	45,197	35,565
Accrued warranty obligations	41,662	43,139
Accrued volume rebates	29,714	35,010
Accrued compensation and payroll taxes	13,051	17,569
Accrued self-insurance	27,804	28,772
Other current liabilities	52,742	48,327

Total current liabilities	268,020	263,144

LONG-TERM LIABILITIES
Long-term debt	313,493	341,612
Other long-term liabilities	54,738	56,754

	368,231	398,366

CONTINGENT LIABILITIES (Note 9)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, no par value, 5,000 shares authorized, 13.75 shares and 30.0 shares issued and outstanding, respectively	13,507	29,256
SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 120,000 shares authorized, 56,422 and 52,658 shares issued and outstanding, respectively	56,422	52,658
Capital in excess of par value	72,588	54,666
Accumulated deficit	(93,349)	(68,150)
Accumulated other comprehensive income (loss)	(1,169)	(1,849)

Total shareholders’ equity	34,492	37,325

Total liabilities and shareholders’ equity	$684,250	$728,091

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Three Months Ended

	March 29,	March 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,425)	$(11,846)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	4,333	5,859
Gain on debt retirement	(6,703)	—
Lower of cost or market provision for finance loans held for sale	5,411	—
Gain on sale of fixed assets	(990)	—
Increase/decrease:
Accounts receivable, trade	(9,568)	(14,965)
Refundable income taxes	(3,000)	(6,700)
Inventories	(10,704)	(2,063)
Cash collateral deposits	9,600	(7,625)
Accounts payable	3,058	12,089
Accrued liabilities	(5,247)	(8,292)
Other, net	5,634	1,799

Net cash used for operations	(29,601)	(31,744)

Originations of finance loans held for sale	(15,209)	—
Principal receipts on finance loans held for sale	1,102	—

Net cash used for operating activities	(43,708)	(31,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and deferred purchase price payments	(2,500)	(3,950)
Additions to property, plant and equipment	(1,215)	(1,474)
Investments in and advances to unconsolidated subsidiaries	(202)	(691)
Proceeds on disposal of fixed assets	3,842	214

Net cash used for investing activities	(75)	(5,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in floor plan payable, net	30	(7,206)
Repayment of long-term debt	(146)	(208)
Purchase of Senior Notes	(20,554)	—
Proceeds from warehouse facility, net	9,632	—
Increase in deferred financing costs	(1,783)	—
Decrease in restricted cash	49,844	—
Dividends paid on preferred stock	(482)	—
Common stock issued, net	300	883

Net cash provided by (used for) financing activities	36,841	(6,531)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,942)	(44,176)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,381	69,456

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,439	$25,280

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statement of Shareholders’ Equity
Unaudited Three Months Ended March 29, 2003
(In thousands)

					Accumulated
	Common stock		Capital in		other		Total
			excess of	Accumulated	comprehensive		comprehensive
	Shares	Amount	par value	deficit	income (loss)	Total	income (loss)

				(In thousands)
Balance at December 28, 2002	52,658	$52,658	$54,666	$(68,150)	$(1,849)	$37,325
Net loss	—	—	—	(21,425)	—	(21,425)	$(21,425)
Preferred stock dividend	—	—	—	(286)	—	(286)
Stock options and benefit plans	253	253	196	—	—	449
Amortization of preferred stock issuance costs	—	—	(501)	—	—	(501)
Preferred stock conversions	2,869	2,869	13,381	—	—	16,250
Issuance for acquisition deferred purchase price payments	642	642	1,358	—	—	2,000
Charge for induced conversion of preferred stock	—	—	3,488	(3,488)	—	—
Foreign currency translation adjustments	—	—	—	—	680	680	680

Balance at March 29, 2003	56,422	$56,422	$72,588	$(93,349)	$(1,169)	$34,492	$(20,745)

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature except for the lower of cost or market provision for finance loans held for sale as discussed in Note 11 and the charge to retained earnings related to the induced conversion of the Series C Preferred Stock as discussed in Note 8. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 28, 2002 was derived from audited financial statements.

For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

The Company accounts for its stock-based employee compensation programs under Accounting Principles Board (“APB”) Opinion No. 25. The additional disclosures and pro forma information required by Statement of Financial Accounting Standards (“SFAS”) No. 123 as amended by SFAS No. 148 follow. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the requirements of SFAS No. 123, pro forma net loss, loss per share and stock-based compensation expense would have been the amounts indicated below:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In thousands, except per share amounts)
Net loss – as reported	$(21,425)	$(11,846)
Net loss – pro forma	(22,144)	(12,202)
Basic and diluted loss per share – as reported	(0.46)	(0.25)
Basic and diluted loss per share – pro forma	(0.48)	(0.26)
Stock-based employee compensation cost, net of related tax effects – as reported	86	146
Stock-based employee compensation cost, net of related tax effects – pro forma	$805	$502

2.	The provisions for income taxes (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
Statutory U.S. tax rate	$(8,400)	$(6,500)
Increase (decrease) in rate resulting from
Deferred tax valuation allowance	5,400	—
State taxes, net of federal tax effect	—	(500)
Other	300	300

Total income tax benefit	$(2,700)	$(6,700)

Beginning with the quarter ended June 29, 2002, the Company has provided a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback period for net operating losses. The Company has no taxable income available in this carryback period. Therefore, any net operating losses incurred in 2003 will become tax loss carryforwards that will be available to offset future taxable income. The effective tax rate for the three months ended March 29, 2003 differs from the 35% federal statutory rate primarily because of the 100% valuation allowance for deferred taxes resulting from tax loss carryforwards in the period, partially offset by a $3.0 million tax benefit for a reduction in the valuation allowance, as discussed below.

The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002, based on year-end estimates of the tax deductibility of certain costs and charges. As a result of the completion and filing of the 2002 federal income tax return in April 2003, the Company received tax refunds totaling $62.8 million in fiscal April 2003 and expects to receive additional refunds totaling $0.7 million in May 2003. These refunds exceeded by approximately $3.0 million the estimate made as of December 28, 2002, resulting in a $3.0 million reduction of deferred tax assets during the quarter ended March 29, 2003. As a result, during the quarter ended March 29, 2003, a tax benefit of $3.0 million was recorded for the related reduction in the 100% valuation allowance.

3.	A summary of inventories by component follows:

	March 29,	December 28,
	2003	2002

	(In thousands)
New manufactured homes	$63,091	$55,866
Raw materials	30,132	27,097
Work-in-process	6,316	6,557
Other inventory	22,517	21,832

	$122,056	$111,352

Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

4.	A summary of other current assets and other long-term liabilities by component follows:

	March 29,	December 28,
	2003	2002

	(In thousands)
Other current assets
Refundable income taxes	$64,000	$61,100
Deposits	6,500	16,100
Other current assets	9,886	12,347

	$80,386	$89,547

Other long-term liabilities
Accrued self-insurance and warranty	$23,200	$23,200
Deferred portion of purchase price	8,000	10,000
Other long-term liabilities	23,538	23,554

	$54,738	$56,754

Deposits consist of cash collateral deposited for surety bonds and insurance purposes.

5.	The change in the carrying amount of goodwill follows:

	Three Months Ended March 29, 2003

	Manufacturing	Retail	Other	Total

		(In thousands)
Balance at December 28, 2002	$126,403	$34,439	$4,595	$165,437
Other changes	40	—	(494)	(454)

Balance at March 29, 2003	$126,443	$34,439	$4,101	$164,983

The decrease in other goodwill during the quarter was due to the sale of land, land improvements and certain other assets of a development company.

6.	The Company’s manufacturing operations provide the retail homebuyer with a twelve-month warranty from the date of consumer purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the first quarter of

2003.	A portion of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet.

Accrued warranty obligations

(In thousands)
Reserves at December 28, 2002	$49,639
Warranty expense provided	14,266
Cash warranty payments	(15,743)

Reserves at March 29, 2003	$48,162

7.	Long-term debt by component consisted of the following:

	March 29,	December 28,
	2003	2002

	(In thousands)
Senior Notes due 2009	$157,100	$170,000
Senior Notes due 2007	135,010	150,000
Obligations under industrial revenue bonds	18,145	18,145
Other debt	3,238	3,467

	$313,493	$341,612

During the quarter ended March 29, 2003 the Company purchased and retired $12.9 million of the Senior Notes due 2009 and $15.0 million of the Senior Notes due 2007 for a total of $20.6 million, resulting in pretax gains totaling $6.7 million.

In January 2003, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Under this facility, letter of credit fees range from 2.5% to 3.5% annually on letters of credit issued and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.5% to 3.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the credit facility is subject to a borrowing base calculated as percentages of eligible accounts receivable, inventory and fixed assets. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) and certain ratios of EBITDA to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period and cash losses under wholesale repurchase obligations. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, property, plant, and equipment, cash and other assets. As of March 29, 2003, availability under the facility was $67.2 million, letters of credit issued under the facility totaled $60.4 million and the Company’s liquidity was in excess of $35 million such that no other financial covenants were in effect.

Upon completion of the $75 million credit facility, during the quarter ended March 29, 2003 substantially all of the former fully cash collateralized letters of credit were terminated, resulting in the release to the Company of restricted cash totaling $49.8 million. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral for surety bonds with letters of credit under the new credit facility.

The Company’s $150 million warehouse facility had a one-year term which expired in April 2003. In April 2003, the Company completed an amendment and renewal of the warehouse facility at a reduced size of $75 million. The warehouse facility is maintained for a consolidated third party special purpose entity to support the Company’s consumer finance operations. Under the renewed warehouse facility, the advance rate is currently 76% of the unpaid principal amount of the finance loans placed in the warehouse line. Under the terms of the renewed facility, there are a number of events that could result in the agent bank activating alternate “waterfall” provisions that would reduce or eliminate current payments to the consolidated third party special purpose entity from collections on the underlying consumer loans until such time as the effective advance rate has been reduced to the equivalent of a AAA-rated level.

The renewed warehouse facility has a term of one year and contains covenants which require the Company to maintain certain levels of quarterly consolidated net income or loss. Under the facility, the Company must also maintain minimum unsecured senior debt ratings of B- by Standard & Poor’s (“S&P”) and B3 by Moody’s Investors Services (“Moody’s”). Failure to attain the required quarterly levels of net income or loss or negative ratings actions by either Moody’s or S&P, among other things, would cause a termination event under the warehouse facility. Upon a termination event, the agent bank could discontinue making further advances under the facility and activate alternate “waterfall” provisions that would reduce or eliminate current payments to the consolidated third party special purpose entity on the underlying consumer loans. A termination event could result in the ability of the agent bank to liquidate the loans held under the warehouse facility in a commercially reasonable manner and on commercially reasonable terms. If the agent bank were to discontinue further advances or liquidate the loans, Champion would seek other sources of capital for its consumer finance operations, though there is no assurance that alternate sources of capital could be found. A default under the $75 million warehouse facility would not trigger a default under the indentures related to the Senior Notes due 2007 or 2009.

The Company structures sales of originated consumer loans to the warehouse facility as collateralized financing transactions under generally accepted accounting principles. The interest rate on such borrowings under the warehouse facility is LIBOR plus 80 basis points. There is also a facility fee that is payable monthly based on an annual rate of 40 basis points of the facility. This facility fee is subject to an increase to 80 basis points per annum under certain conditions.

The Company has two floor plan facilities with total availability of $21 million of which $16.7 million was outstanding at March 29, 2003. A $15 million floor plan financing facility contains a covenant requiring the maintenance of a minimum of $35 million of liquidity, as defined in the revolving credit facility, at each fiscal month end. In the event of non-compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of March 29, 2003, the Company had approximately $13.7 million outstanding under this facility and was in compliance with the covenant.

8.	At March 29, 2003 redeemable convertible preferred stock consisted of Series B-1 with a carrying value and a redemption value of $5.0 million and Series C with a carrying value of $8.5 million and a redemption value of $8.75 million. Both Series have a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock. The Series C is carried net of issuance costs, which are being amortized by charges to paid-in-capital over a period of two years through April 2004.

The rights and preferences of the Series B-1 preferred stock provide for, among other things, mandatory redemption on March 29, 2004. Such redemption may be made for either common stock or cash, at the Company’s option. Optional redemptions may be made by the holder only for common stock and are subject to a common stock floor price of $5.66 per share. The holder has the right to purchase an additional $12 million of Series B-1 preferred stock until December 31, 2004.

The Series C preferred stock has a seven-year term expiring April 2, 2009. The original terms provided the holder the right to convert all or any part of the preferred stock into Champion common stock at a price of $9.6295 per share until June 29, 2003, at which time the conversion price would have been reset to equal 115% of the average market price of Champion common stock as of June 29, 2003, provided that the conversion price could not be less than $5.66 nor greater than $10.83. During the quarter ended March 29, 2003, the terms of the Series C preferred stock were amended to accelerate the modification of the conversion price to $5.66 and the preferred shareholder agreed to convert $16.25 million of the Series C cumulative convertible preferred stock by March 12, 2003. Upon conversion, 2.9 million shares of common stock were issued. This amendment to the preferred stock terms was accounted for as an induced conversion, resulting in a charge to retained earnings of $3.5 million during the quarter ended March 29, 2003.

In connection with the issuance of the Series C preferred stock in 2002, the Company issued the preferred shareholder a warrant which currently is exercisable based on approximately 2.2 million shares at a strike price of $10.77 per share. Annually, on April 2 of each year, the warrant strike price increases by $0.75 per share. The warrant expires on April 2, 2009 and is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

9.	As is customary in the manufactured housing industry, the majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at March 29, 2003 was estimated to be approximately $260 million, without reduction for the resale value of the homes. This amount compares to $240 million at the beginning of the year and $310 million a year earlier. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Repurchase losses incurred on homes repurchased totaled $0.3 million for the quarter ended March 29, 2003 and $0.3 million for the quarter ended March 30, 2002. During the quarter ended March 29, 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer.

At March 29, 2003 the Company was contingently obligated for approximately $60.7 million under letters of credit, primarily comprised of $14.1 million to support insurance reserves, $18.4 million to support long-term debt and $27.4 million to secure surety bonds. Champion was also contingently obligated for $35.6 million under surety bonds, generally to support insurance, and license and service bonding requirements. The letters of credit and $20.8 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At March 29, 2003 Champion was contingently liable for up to $15.0 million under an unconditional guaranty of a $150 million warehouse facility of a consolidated third party special purpose entity. The warehouse facility supports Champion’s finance company’s operations. In April 2003, upon renewal of the warehouse facility at $75 million, the maximum amount of the related unconditional guaranty was reduced to $7.5 million.

At March 29, 2003 certain of the Company’s subsidiaries were guarantors of $6.1 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of its business, in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business.

Management believes the ultimate liability with respect to these contingent liabilities will not have a material effect on the Company’s financial position, results of operations or cash flows.

10.	The numerators used in the Company’s basic and diluted earnings per share (“EPS”) calculations were net loss as reported in the financial statements together with the effect of preferred stock dividends and the charge related to the induced conversion of preferred stock. Because the Company was in a loss position, the dividend on preferred stock and the charge related to the preferred stock induced conversion were not added back for the calculation of diluted EPS because the effect would have been antidilutive. The denominators used in the Company’s basic and diluted EPS calculations were weighted average shares outstanding. The Company’s potential dilutive securities consist of outstanding stock options, deferred purchase price obligations, convertible preferred stock and warrants. Dilutive securities were not considered in determining the denominator for diluted EPS in the periods presented because the effect on the net loss would have been antidilutive.

11.	The Company’s financial services segment operates as HomePride Finance Corp. (“HPFC”). HPFC structures sales of originated consumer loans to the warehouse facility as collateralized financing transactions under generally accepted accounting principles. As a result, the Company’s consolidated balance sheet reflects the related consumer loans as finance loans receivable, and reflects proceeds from the sales of consumer loans into the warehouse facility as collateralized borrowings.

Finance loans receivable were held for investment at December 28, 2002, and were stated at the aggregate remaining unpaid principal balances, plus deferred loan origination costs, less deferred loan origination fees and allowance for loan losses. The finance loans receivable balance was reclassified to held for sale as of March 29, 2003 upon the Company’s decision to sell the majority of these finance loans. As a result, during the quarter ended March 2003, the Company recorded a $5.4 million charge to value its finance loans receivable at the lower of cost or market. In April 2003, the Company sold loans with a face value of $59.7 million for approximately $54.1 million, which was comparable to the carrying value of the loans, net of the lower of cost or market reserve. The sale of the loans provided net cash of $12.8 million after paying down $41.7 million of warehouse line borrowings.

12.	Reconciliations of segment revenues to consolidated net revenues and segment earnings (loss) to loss before income taxes follow. The Company evaluates the performance of its manufacturing and retail segments based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”). Financial services revenues consist of interest income and other income earned on the consumer loans. Financial services loss consists of financial services revenues less operating costs, interest expense for the warehouse facility and the lower of cost or market provision for finance loans held for sale.

	Three Months Ended

	March 29,	March 30,
	2003	2002

	(In thousands)
Net revenues
Manufacturing net sales	$209,197	$266,652
Retail net sales	61,121	80,125
Financial services revenues	1,728	—
Less: intercompany sales	(27,521)	(40,400)

Consolidated net revenues	$244,525	$306,377

Income (loss) before income taxes
Manufacturing EBIT	$(6,846)	$1,303
Retail EBIT	(2,683)	(8,078)
Financial services loss	(7,368)	—
General corporate expenses	(7,272)	(6,954)
Gain on debt retirement	6,703	—
Intercompany eliminations	479	—
Net interest expense, excluding financial services	(7,138)	(4,817)

Loss before income taxes	$(24,125)	$(18,546)

Retail floor plan interest expense not charged to retail EBIT totaled $0.4 million and $1.4 million for the three months ended March 29, 2003 and March 30, 2002, respectively. Financial services interest expense on warehouse borrowings charged to financial services loss totaled $0.2 million for the three months ended March 29, 2003. Financial services loss for the quarter ended March 29, 2003, included a lower of cost or market provision of $5.4 million for finance loans held for sale.

13.	In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognized at the date of an entity’s commitment to an exit plan as previously required in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption by the Company at the beginning of fiscal 2003 had no significant impact on the Company’s financial statements for the quarter ended March 29, 2003. In future periods, SFAS No. 146 may impact the manner in which the Company reports certain restructuring activities, including lease termination costs, employee severance and other exit activities. These charges will generally be recognized when the liability is incurred.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption by the Company of SFAS No. 148 in the first quarter of 2003 impacted interim disclosure requirements and requires the Company to choose among alternative implementation methods if the Company were to adopt SFAS No. 123 and change to the fair value method of accounting for stock-based compensation.

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of the non-contingent obligation to perform. This interpretation must be applied prospectively to guarantees entered into or modified after December 31, 2002. Accordingly, the Company will recognize the fair value of guarantees issued beginning in 2003. There was no significant impact on the Company’s financial statements for the quarter ended March 29, 2003 upon adoption of Interpretation No. 45 at the beginning of the quarter.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practice, entities were included in consolidated financial statements generally based on controlling voting interests or in other special situations. Under this interpretation, certain previously unconsolidated entities (often referred to as “special purpose entities”) are included in the consolidated financial statements of the “primary beneficiary” as a result of non-voting financial interests which are established through contractual or other means. For variable interest entities created after January 31, 2003, this interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation is effective beginning with the Company’s fiscal 2003 third quarter. The Company continues to examine this new literature but believes the accounting for its special purpose entity is already in compliance with this interpretation.

14.	Substantially all subsidiaries of CHB are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. In addition, CHB is a guarantor and substantially all of its subsidiaries are guarantors of the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.

Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is wholly-owned and the guarantees are full and unconditional, as well as joint and several, for the Senior Notes due 2009 and for the Senior Notes due 2007. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (“Parent”) and CHB, as parents, as if they accounted for their subsidiaries on the equity method; (ii) the guarantor subsidiaries, and (iii) the non-guarantor subsidiaries.

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 29, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net revenues	$—	$49,142	$212,704	$10,200	$(27,521)	$244,525
Cost of sales	—	45,025	186,264	7,167	(28,000)	210,456
Selling, general and administrative expenses	—	10,878	36,540	1,245	—	48,663
Financial services operating costs	—	—	2,921	761	(215)	3,467
Provision for losses on finance loans held for sale	—	—	3,650	—	1,761	5,411
Gain on debt retirement	(5,425)	(1,278)	—	—	—	(6,703)

Total costs and expenses	(5,425)	54,625	229,375	9,173	(26,454)	261,294
Operating income (loss)	5,425	(5,483)	(16,671)	1,027	(1,067)	(16,769)
Interest income	3,106	2,993	526	89	(6,167)	547
Interest expense	(3,106)	(3,982)	(6,621)	(361)	6,167	(7,903)

Income (loss) before income taxes	5,425	(6,472)	(22,766)	755	(1,067)	(24,125)
Income tax benefit	—	—	(3,000)	300	—	(2,700)

Loss before equity in income (loss) of consolidated subsidiaries	5,425	(6,472)	(19,766)	455	(1,067)	(21,425)
Equity in income (loss) of consolidated subsidiaries	(25,783)	(19,311)	—	—	45,094	—

Net loss	$(20,358)	$(25,783)	$(19,766)	$455	$44,027	$(21,425)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of March 29, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$61,644	$(584)	$9,379	$—	$70,439
Restricted cash	—	310	200	1,946	—	2,456
Accounts receivable, trade	—	9,165	33,219	3,015	(7,200)	38,199
Inventories	—	12,052	109,537	2,217	(1,750)	122,056
Finance loans held for sale, net	—	—	(173)	59,172	1,175	60,174
Other current assets	—	69,764	90,392	605	(80,375)	80,386

Total current assets	—	152,935	232,591	76,334	(88,150)	373,710

Property, plant and equipment, net	—	29,684	90,638	1,886	—	122,208
Goodwill, net	—	—	164,323	660	—	164,983
Investment in consolidated subsidiaries	109,346	392,504	100,846	6,863	(609,559)	—
Other non-current assets	1,726	10,157	2,563	8,903	—	23,349

	$111,072	$585,280	$590,961	$94,646	$(697,709)	$684,250

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$16,870	$307	$—	$17,177
Accounts payable	—	7,969	31,327	1,477	(100)	40,673
Warehouse proceeds structured as collateralized borrowings	—	—	—	45,197	—	45,197
Accrued warranty obligations	—	5,895	35,116	651	—	41,662
Accrued volume rebates	—	7,391	21,059	1,464	(200)	29,714
Other current liabilities	4,800	124,664	42,046	2,322	(80,235)	93,597

Total current liabilities	4,800	145,919	146,418	51,418	(80,535)	268,020

Long-term liabilities
Long-term debt	157,100	142,557	13,810	26	—	313,493
Other long-term liabilities	—	35,619	18,998	121	—	54,738

	157,100	178,176	32,808	147	—	368,231

Intercompany balances	(93,643)	(67,561)	497,345	(396)	(335,745)	—
Redeemable convertible preferred stock	13,507	—	—	—	—	13,507
Shareholders’ equity
Common stock	56,422	1	60	3	(64)	56,422
Capital in excess of par value	72,588	613,336	258,814	48,125	(920,275)	72,588
Accumulated deficit	(99,702)	(284,591)	(344,484)	(3,482)	638,910	(93,349)
Accumulated other comprehensive income (loss)	—	—	—	(1,169)	—	(1,169)

Total shareholders’ equity	29,308	328,746	(85,610)	43,477	(281,429)	34,492

	$111,072	$585,280	$590,961	$94,646	$(697,709)	$684,250

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 29, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net cash provided by (used for) operating activities:	$5,115	$4,419	$(40,107)	$(13,135)	$—	$(43,708)

Cash flows from investing activities:
Acquisitions and deferred purchase price payments	—	—	(2,500)	—	—	(2,500)
Additions to property and equipment	—	(146)	(1,069)	—	—	(1,215)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(202)	—	(202)
Investments in and advances to consolidated subsidiaries	2,390	(45,417)	42,211	816	—	—
Proceeds on disposal of fixed assets	—	—	2,242	1,600	—	3,842

Net cash provided by (used for) investing activities	2,390	(45,563)	40,884	2,214	—	(75)

Cash flows from financing activities:
Increase (decrease) in floor plan payable, net	—	—	106	(76)	—	30
Repayment of long-term debt	—	—	(103)	(43)	—	(146)
Purchase of Senior Notes	(7,323)	(13,231)	—	—	—	(20,554)
Proceeds from warehouse facility, net	—	—	—	9,632	—	9,632
Increase in deferred financing costs	—	(1,783)	—	—	—	(1,783)
Decrease in restricted cash	—	49,174	549	121	—	49,844
Dividends paid on preferred stock	(482)	—	—	—	—	(482)
Common stock issued, net	300	—	—	—	—	300

Net cash provided by (used for) financing activities	(7,505)	34,160	552	9,634	—	36,841

Net increase (decrease) in cash and cash equivalents	—	(6,984)	1,329	(1,287)	—	(6,942)
Cash and cash equivalents at beginning of period	—	68,628	(1,913)	10,666	—	77,381

Cash and cash equivalents at end of period	$—	$61,644	$(584)	$9,379	$—	$70,439

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 30, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net revenues	$—	$65,337	$274,151	$7,289	$(40,400)	$306,377
Cost of sales	—	57,981	238,232	6,055	(40,400)	261,868
Selling, general and administrative expenses	—	15,603	40,488	2,147	—	58,238

Total costs and expenses	—	73,584	278,720	8,202	(40,400)	320,106
Operating loss	—	(8,247)	(4,569)	(913)	—	(13,729)
Interest income	3,864	—	533	172	(3,951)	618
Interest expense	(3,864)	(22)	(5,434)	(66)	3,951	(5,435)

Loss before income taxes	—	(8,269)	(9,470)	(807)	—	(18,546)
Income tax benefits	—	(3,070)	(3,321)	(309)	—	(6,700)

Loss before equity in income (loss) of consolidated subsidiaries	—	(5,199)	(6,149)	(498)	—	(11,846)
Equity in income (loss) of consolidated subsidiaries	(11,846)	—	—	—	11,846	—

Net loss	$(11,846)	$(5,199)	$(6,149)	$(498)	$11,846	$(11,846)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of December 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$68,628	$(1,913)	$10,666	$—	$77,381
Restricted cash	—	31,041	749	2,067	—	33,857
Accounts receivable, trade	—	8,802	26,280	749	(7,200)	28,631
Inventories	—	10,677	100,048	2,377	(1,750)	111,352
Other current assets	—	80,742	87,733	1,459	(80,387)	89,547

Total current assets	—	199,890	212,897	17,318	(89,337)	340,768

Finance loans held for investment, net	—	—	3,294	46,448	2,301	52,043
Property, plant and equipment, net	—	30,435	94,211	2,998	—	127,644
Goodwill, net	—	—	164,324	1,113	—	165,437
Investment in consolidated subsidiaries	131,970	405,726	108,593	8,364	(654,653)	—
Restricted cash	—	18,443	—	—	—	18,443
Other non-current assets	1,949	9,435	3,460	8,912	—	23,756

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$16,764	$383	$—	$17,147
Accounts payable	—	8,529	27,763	1,423	(100)	37,615
Warehouse proceeds structured as collateralized borrowings	—	—	—	35,565	—	35,565
Accrued warranty obligations	—	6,172	36,406	561	—	43,139
Accrued volume rebates	—	10,328	23,449	1,333	(100)	35,010
Other current liabilities	2,102	119,420	50,358	3,075	(80,287)	94,668

Total current liabilities	2,102	144,449	154,740	42,340	(80,487)	263,144

Long-term liabilities
Long-term debt	170,000	157,547	13,996	69	—	341,612
Other long-term liabilities	—	35,637	21,003	114	—	56,754

	170,000	193,184	34,999	183	—	398,366

Intercompany balances	(99,193)	(28,233)	462,564	609	(335,747)	—
Redeemable convertible preferred stock	29,256	—	—	—	—	29,256
Shareholders’ equity
Common stock	52,658	1	60	3	(64)	52,658
Capital in excess of par value	54,666	613,336	259,134	47,804	(920,274)	54,666
Accumulated deficit	(75,570)	(258,808)	(324,718)	(3,937)	594,883	(68,150)
Accumulated other comprehensive income (loss)	—	—	—	(1,849)	—	(1,849)

Total shareholders’ equity	31,754	354,529	(65,524)	42,021	(325,455)	37,325

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 30, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Net cash provided by (used for) operating activities:	$3,901	$(8,718)	$(26,900)	$(27)	$—	$(31,744)

Cash flows from investing activities:
Acquisitions and deferred purchase price payments	—	—	(3,950)	—	—	(3,950)
Additions to property and equipment	—	(230)	(1,209)	(35)	—	(1,474)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(691)	—	(691)
Investments in and advances to consolidated subsidiaries	(50,585)	9,203	38,784	2,598	—	—
Proceeds on disposal of fixed assets	—	—	214	—	—	214

Net cash provided by (used for) investing activities	(50,585)	8,973	33,839	1,872	—	(5,901)

Cash flows from financing activities:
Increase (decrease) in floor plan payable, net	—	—	(7,371)	165	—	(7,206)
Increase (decrease) of long-term debt	—	—	(219)	11	—	(208)
Common stock issued, net	883	—	—	—	—	883

Net cash provided by (used for) financing activities	883	—	(7,590)	176	—	(6,531)

Net increase (decrease) in cash and cash equivalents	(45,801)	255	(651)	2,021	—	(44,176)
Cash and cash equivalents at beginning of period	60,311	(249)	3,006	6,388	—	69,456

Cash and cash equivalents at end of period	$14,510	$6	$2,355	$8,409	$—	$25,280

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations
Three Months Ended March 29, 2003 versus the Three Months Ended March 30, 2002

     During the first quarter of 2003, our revenues and operating results continued to be affected by challenging industry conditions including limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers and an uncertain economic outlook. Since the industry downturn began in mid-1999 we have closed 34 manufacturing facilities, including one closed in the first quarter of 2003 and two consolidated in April 2003, and since mid-2000 we have closed 236 retail sales locations to eliminate under-performing operations and rationalize our operations and capacity for industry conditions.

     According to data reported by the Institute for Building Technology and Safety (formerly the National Conference of States on Building Codes and Standards), U.S. industry wholesale shipments of HUD code homes for the first three months of 2003 declined 27% from shipments in the comparable 2002 period. Based on data reported by Statistical Surveys, Inc. and our estimates, we believe that industry retail sales of new homes in the first two months of 2003 dropped approximately 25% from prior year levels.

Consolidated

	Three Months Ended

	March 29,	March 30,	%
	2003	2002	Change

	(Dollars in millions)
Net revenues
Manufacturing net sales	$209.2	$266.7	(22%)
Retail net sales	61.1	80.1	(24%)
Less: intercompany sales	(27.5)	(40.4)

Total net sales	242.8	306.4	(21%)
Financial services revenues	1.7	—

Total net revenues	$244.5	$306.4	(20%)

Gross margin (net sales less cost of sales)	$32.3	$44.5	(27%)
Selling, general and administrative expenses (“SG&A”)	48.7	58.2	(16%)
Financial services operating costs	3.5	—
Provision for losses on finance loans held for sale	5.4	—
Gain on debt retirement	(6.7)	—
Operating loss	$(16.8)	$(13.7)
Gross margin as a percent of net sales	13.3%	14.5%
SG&A as a percent of net sales	20.0%	19.0%
Operating loss as a percent of net revenues	(6.9%)	(4.5%)

     Net sales for the quarter ended March 29, 2003 decreased from the same period in 2002 due primarily to operating fewer retail sales centers and manufacturing facilities and decreasing manufacturing and retail sales volumes, partially offset by sales price increases in both the manufacturing and retail segments. At March 29, 2003, we were operating 36 manufacturing facilities and 118 sales centers compared to 47 manufacturing facilities and 242 sales centers at March 30, 2002. Sales in the three months ended were affected by industry conditions including limited availability of consumer financing and floor plan inventory financing, continuing high levels of industry consumer repossessions and an uncertain economic outlook.

     Gross margin for the three months ended March 29, 2003 declined $12.2 million from the comparable quarter of 2002, of which approximately $9.3 million was due to lower sales volumes in 2003 versus 2002. The remaining decrease was due to the drop in gross margin as a percent of sales primarily due to manufacturing inefficiencies from lower production volumes, partially offset by increased wholesale and retail average sales prices.

     First quarter 2003 selling, general and administrative expenses declined by $9.6 million primarily due to the reduction in sales and the operation of fewer manufacturing facilities and sales centers. SG&A in the first quarter of 2003 also included a gain of $0.9 million from the sale of an idled manufacturing facility. In addition, during the quarter ended March 29, 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer.

     Finance loans receivable were held for investment at December 28, 2002, and were stated at the aggregate remaining unpaid principal balances, plus deferred loan origination costs, less deferred loan origination fees and allowance for loan losses. Finance loans receivable were reclassified to held for sale as of March 29, 2003 upon the Company’s decision to sell the majority of the finance loans to reduce borrowings on the warehouse line and generate cash. As a result, during the quarter ended March 2003, the Company recorded a $5.4 million charge to value its finance loans receivable at the lower of cost or market. In April 2003, the Company sold loans with a face value of $59.7 million for approximately $54.1 million, comparable to the carrying value of the loans, net of the lower of cost or market reserve. The sale of loans provided net cash of $12.8 million after paying down $41.7 million of warehouse line borrowings.

     For the three months ended March 29, 2003, operating results also included a gain on extinguishment of debt totaling $6.7 million as we purchased and retired $12.9 million of our Senior Notes due 2009 and $15.0 of the Senior Notes due 2007 for $20.6 million.

Manufacturing Operations

     We evaluate the performance of our manufacturing segment based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”).

	Three Months Ended

	March 29,	March 30,	%
	2003	2002	Change

Net sales (in millions)	$209.2	$266.7	(22%)
EBIT (in millions)	$(6.8)	$1.3	(625%)
EBIT margin %	(3.3%)	0.5%
Homes sold	5,671	7,745	(27%)
Floors sold	10,718	14,435	(26%)
Multi-section mix	84%	82%
Average home price	$35,500	$33,100	7%
Manufacturing facilities at period end	36	47	(23%)

     Manufacturing net sales for the quarter ended March 29, 2003 decreased 22% compared to the first quarter of 2002 as a result of selling 27% fewer homes, partially offset by a 7% increase in the average selling price. With the closure of one manufacturing facility during the first quarter, we were operating 23% fewer facilities at the end of first quarter 2003 versus 2002. For the quarter ended March 29, 2003, our shipments of HUD code homes declined 29% from shipments a year earlier and our shipments of non-HUD code homes declined 8% from shipments in the comparable period of 2002. Manufacturing sales volume was affected by a reduced number of Company-owned retail sales centers and by industry conditions, including the effects of limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers and an uncertain economic outlook.

     Manufacturing EBIT in the three months ended March 29, 2003 decreased $8.1 million from the prior year period primarily due to reduced gross margin dollars of approximately $5.9 million as a result of reduced sales. In addition, during the quarter ended March 29, 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer. Also affecting margins in the quarter were inefficiencies from lower production volumes, partially offset by an increase in the average sales price per home and a gain of $0.9 million on the sale of an idle manufacturing facility. For the three months ended March 29, 2003, manufacturing EBIT as a percent of sales declined 3.8 percentage points from the same period a year earlier primarily due to the factors mentioned above.

     Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for housing at March 29, 2003 totaled approximately $33 million at the 36 plants then operated, compared to $13 million at 47 plants at March 30, 2002. A majority of the year-over-year increase in unfilled orders was concentrated in two geographic areas.

Retail Operations

We evaluate the performance of our retail segment based on EBIT.

	Three Months Ended

	March 29,	March 30,	%
	2003	2002	Change

Total net sales (in millions)	$61.1	$80.1	(24%)
EBIT (in millions)	$(2.7)	$(8.1)	67%
EBIT margin %	(4.4%)	(10.1%)
New homes sold	777	1,194	(35%)
Pre-owned homes sold	308	347	(11%)
Total homes sold	1,085	1,541	(30%)
% Champion-produced new homes sold	97%	94%
New home multi-section mix	83%	79%
Average new home price	$72,400	$61,600	18%
Average number of new homes sold per sales center per month	2.2	1.6	38%
Average number of new homes sold per sales center per month—118 ongoing locations	2.2	2.1	5%
Average number of new homes in inventory per sales center at period end	13.1	12.6	4%
Sales centers at period end	118	242	(51%)

     Retail sales for the three months ended March 29, 2003 decreased 24% versus the same period last year due to a 35% decline in new home sales, partially offset by a higher average selling price. The decrease in net sales and homes sold is due to operating fewer sales centers. During the first quarter we operated an average of 118 sales centers, 51% lower than the average of 243 sales centers operated in the first quarter of 2002. The average number of new homes sold per sales center per month during the first quarter of 2003 increased 38% versus last year primarily due to the closure of under-performing locations during 2002. The 18% increase in average new home selling price resulted from the sale of a greater proportion of higher-priced, multi-section homes and homes with more add-ons, improvements and accessories.

     Retail EBIT for the quarter ended March 29, 2003 improved by $5.4 million compared to the first quarter of 2002, despite the 24% decrease in net sales, due primarily to the closure of under-performing sales centers in 2002. Gross profit during the quarter declined approximately $4.0 million due to the reduction in sales volume, while SG&A declined approximately $8.9 million due to operating fewer sales centers in 2003.

Financial Services

     During the first quarter of 2003, the financial services segment originated $15.2 million of loans. Excluding the lower of cost or market provision of $5.4 million, financial services operations reported a loss of $2.0 million during the first quarter of 2003, compared to a loss of $3.3 million in the last quarter of 2002. The reduced loss was attributable to higher interest income from a higher average level of finance loans receivable and reduced administrative and operating costs.

     Finance loans receivable, which were classified as held for investment at December 28, 2002, were reclassified to held for sale as of March 29, 2003 upon the Company’s decision to sell the majority of the finance loans to reduce borrowings on the warehouse line and generate cash. As a result, during the quarter ended March 2003, the Company recorded a $5.4 million charge to value its finance loans receivable at the lower of cost or market. In April 2003, the Company sold loans with a face amount of $59.7 million for approximately $54.1 million, comparable to the carrying value of the loans, net of the lower of cost or market reserve. The sale of loans provided net cash of $12.8 million after paying down $41.7 million of warehouse line borrowings.

Restructuring Charges

     During the first quarter of 2003 we closed one manufacturing facility but incurred no significant restructuring costs. As of March 29, 2003, accrued but unpaid restructuring costs totaled $2.1 million, primarily for retail lease terminations in 2002, compared to $2.5 million at December 28, 2002. In April 2003 we closed two additional manufacturing facilities without incurring any significant restructuring charges.

Interest Expense

     Interest expense increased by $2.5 million for the quarter ended March 29, 2003 versus 2002 due to the following: $3.9 million increase due to our 11.25% Senior Notes due 2007 which were issued in April 2002; $1.6 million decrease due to lower levels of floor plan borrowings and reduced debt under our 7.625% Senior Notes due 2009; and a $0.2 million increase due to borrowings under the warehouse facility.

Income Taxes

     We began providing a 100% valuation allowance for our deferred tax assets in the quarter ended June 29, 2002. Deferred tax assets will continue to require a 100% valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback period for net operating losses. The Company has no taxable income available in this carryback period. Therefore, any net operating losses incurred in 2003 will become tax loss carryforwards that will be available to offset future taxable income. The effective tax rate for the three months ended March 29, 2003 differs from the 35% federal statutory rate primarily because of the 100% valuation allowance for deferred taxes which offsets any deferred tax benefits resulting from tax loss carryforwards in the period, partially offset by a $3.0 million tax benefit for a reduction in the valuation allowance, as discussed below. The effective tax rate for the three months ended March 2002 differed from the federal statutory rate due to state income taxes and non-deductible items.

     The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002, based on year-end estimates of the tax deductibility of certain costs and charges. As a result of the completion and filing of the 2002 federal income tax return in April 2003, the Company received tax refunds totaling $62.8 million in fiscal April 2003 and expects to receive additional refunds totaling $0.7 million in May 2003. These refunds exceeded by approximately $3.0 million the estimate made as of December 28, 2002, resulting in a $3.0 million reduction of deferred tax assets during the quarter ended March 29, 2003. As a result, during the quarter ended March 29, 2003, a tax benefit of $3.0 million was recorded for the related reduction in the 100% valuation allowance.

Contingent Repurchase Obligations

     We are contingently obligated under repurchase agreements with certain lending institutions that provide wholesale floor plan financing to our independent retailers. We use information from the primary national floor plan lenders to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative retail inventory financing sources, the estimate of our contingent repurchase obligation may not be precise. At March 29, 2003 we estimate our contingent repurchase obligation was approximately $260 million, without reduction for the resale value of the homes. For the three months ended March 29, 2003, we paid $1.7 million and incurred losses of $0.3 million from the repurchase of 48 homes. In the same period last year, we paid $1.8 million and incurred losses of $0.3 million from the repurchase of 66 homes. Our estimated contingent repurchase obligation has been declining during this downturn due to reduced inventory at our independent retailers and due to an estimated 45% of independent retailer inventory being financed at local banks, with whom we do not always enter into repurchase agreements. During the quarter ended March 29, 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer.

Liquidity and Capital Resources

     Unrestricted cash balances totaled $70.4 million at March 29, 2003. For the three months ended March 29, 2003, cash of $49.8 million was provided by decreases in our restricted cash balances, $9.6 million of net proceeds from sales of consumer loans into the warehouse facility and $3.8 million of proceeds from the sale of a closed manufacturing facility and one development operation. Expenditures during the quarter included $29.6 million of net cash used for operations, $14.1 million to originate consumer loans net of principal payments, $20.6 million for the repurchase of Senior Notes, $2.5 million for acquisition related payments, $1.8 million of deferred financing costs and $1.2 million for capital improvements.

     During the first quarter of 2003, accounts receivable increased by $9.6 million, inventories increased by $10.7 million and accounts payable increased by $3.1 million primarily due to year-end levels generally being low due to seasonality, holidays and vacations. Other current assets decreased primarily due to the release of $9.6 million of cash collateral deposits previously funded for surety bond requirements.

During the quarter ended March 29, 2003, the following transactions were completed:

•	We finalized a $75 million revolving credit facility.

•	We purchased and retired $12.9 million of our Senior Notes due 2009 and $15.0 million of our Senior Notes due 2007 for total payments of $20.6 million.

     In January 2003, we finalized a committed three-year, $75 million revolving credit facility to be used for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require us, only in the event that liquidity, as defined, falls below $35 million, to maintain certain levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and certain ratios of EBITDA to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period and cash losses under wholesale repurchase obligations. The financial covenants that are required in the event that our liquidity falls below $35 million are as follows:

Required ratio
	Required	of EBITDA to
Period	EBITDA	fixed charges

3 months ended March 29, 2003	$(1.5 million)	(0.084) to 1
6 months ended June 28, 2003	$14.5 million	0.437 to 1
9 months ended September 27, 2003	$32.4 million	0.663 to 1
12 months ended January 3, 2004	$45.2 million	1.0 to 1
Each 12 month period ending on a fiscal quarter end thereafter	$45.2 million	1.0 to 1

     We expect, over the next 12 months, to maintain liquidity at or in excess of the required $35 million. Thus, while our operating results may continue to be below these levels of EBITDA and ratios of EBITDA to fixed charges, these covenant requirements are not expected to be in effect.

     In addition, the facility contains covenants that limit our ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem our common stock. As of March 29, 2003, availability under the facility was $67.2 million, letters of credit issued under the facility totaled $60.4 million and liquidity was in excess of $35 million such that no other financial covenants were in effect. We expect to continue to utilize approximately $60 million under this facility for letters of credit. Therefore, the maximum additional availability under the facility is $15 million, subject to availability under the borrowing base.

     Upon completion of the new $75 million credit facility, during the quarter ended March 29, 2003, substantially all of the fully cash collateralized letters of credit were terminated, resulting in the release to the Company of restricted cash of $49.8 million that had been held as collateral. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral for surety bonds with letters of credit under the new credit facility.

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

     Subsequent to quarter end the following occurred:

•	In April 2003, we sold finance loans with a face value of approximately $59.7 million for approximately $54.1 million at which time warehouse line borrowings were reduced by $41.7 million. We received net proceeds of $12.8 million after the warehouse line pay down and payment of certain expenses.

•	Our $150 million warehouse facility that supports our finance company’s operations was amended and renewed in April 2003, with revised terms. The renewed warehouse facility is for $75 million and has a one-year term.

•	In fiscal April 2003, we received federal tax refunds totaling $62.8 million from the filing of our 2002 federal income tax return and the carryback of the 2002 net operating loss.

     Our warehouse line is the principal source of short-term funding for our consumer finance business. Under the renewed warehouse facility, the effective advance rate is currently 76% of the unpaid principal amount of the finance loans placed in the warehouse. Under the terms of the renewed facility, there are a number of events that could result in the agent bank activating alternate “waterfall” provisions that would reduce or eliminate current payments to the consolidated third party special purpose entity from collections on the underlying consumer loans until such time as the effective advance rate has been reduced to the equivalent of a AAA-rated level. The warehouse facility also contains covenants which require us to maintain net income or loss levels, as follows: a net loss no greater than $25.0 million for the second quarter of 2003; net income of at least $0.5 million for the third quarter of 2003; a net loss no greater than $5.0 million for the fourth quarter of 2003; and a net loss no greater than $15.9 million for the first quarter of 2004. Under the warehouse facility, we must also maintain minimum unsecured senior debt ratings of B- by Standard & Poor’s (“S&P”) and B3 by Moody’s Investors Service (“Moody’s”). Failure to attain the required quarterly levels of net income or loss, or negative ratings actions by either S&P or Moody’s, among other things, would cause a termination event under the warehouse facility. Upon a termination event, the agent bank could discontinue making further advances under the facility and activate alternate “waterfall” provisions that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. A termination event could result in the ability of the agent bank to liquidate the loans held under the warehouse facility in a commercially reasonable manner and on commercially reasonable terms. If the agent bank were to discontinue further advances or liquidate the loans, we would seek other sources of capital for our consumer finance operations, though there is no assurance that alternate sources of capital could be found. A termination event under the $75 million warehouse facility would not trigger a default under the indentures related to the Senior Notes due 2007 or 2009.

     From time to time, as a sufficient amount of manufactured home loans and contracts that satisfy established underwriting guidelines are accumulated, we expect the warehouse facility will be repaid, in whole or in part, with proceeds from the sale of debt obligations or other securities in the asset-backed securitization (“ABS”) markets. We expect these debt obligations or other securities will be secured by the underlying manufactured home loans and contracts purchased by the consolidated special purpose entities from our consumer finance business. Alternatively, we may again sell some or all of the loans funded by the warehouse facility from time to time through privately negotiated whole loan sale transactions. Currently the ABS market for manufactured housing-related consumer loans is uncertain as a result of poor performance of such securities in recent years. As a result, and due to our recent entry into the business, we may have difficulty accessing the ABS market. Based on recent analysis we estimate that, if we were able to access the ABS market, proceeds would range initially from 70% to 80% of the face amount of our loans, with the balance expected to be collected over time as the loans mature. Largely as a result of difficulties in that market, we estimate, based on our recent experience in selling whole loans, that proceeds from the sale of whole loans would approximate 90% to 95% of the face amount of our loans.

     Negative ratings actions by S&P or Moody’s could also affect our ability to obtain or maintain various forms of business credit, including but not limited to letters of credit, surety bonds, trade payables and floor plan financing, or could result in our having to provide additional collateral to secure such financings.

     We have two floor plan facilities with total availability of $21 million, of which $16.7 million was outstanding at March 29, 2003. A $15 million floor plan financing facility contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the revolving credit facility, at each fiscal month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of March 29, 2003, we had approximately $13.7 million outstanding under this facility and we were in compliance with the covenant.

     We plan to spend less than $10 million in 2003 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term.

     Contingent liabilities and obligations

     We had significant contingent liabilities and obligations at March 29, 2003, including estimated wholesale repurchase obligation totaling approximately $260 million (without reduction for the resale value of the homes), surety bonds and letters of credit totaling $96.3 million and guarantees by certain of our consolidated subsidiaries of $6.1 million of debt of unconsolidated subsidiaries. In addition, as of March 29, 2003, the Company was contingently liable for up to $15.0 million under an unconditional guaranty of a consolidated third party special purpose entity’s $150 million warehouse facility to support our finance company’s operations. At March 29, 2003, $45.2 million was outstanding under the warehouse facility, which was reflected in our consolidated balance sheet. In April 2003, we repaid $41.7 million of warehouse borrowings upon the sale of $59.7 million of finance loans. As a result of the renewal of the warehouse facility at the reduced amount of $75 million that was completed in April 2003, the Company’s related unconditional guaranty was reduced to $7.5 million.

     We have provided various representations, warranties and other standard indemnifications in the ordinary course of our business, in agreements to acquire and sell business assets and in financing arrangements. We are also subject to various legal proceedings and claims which arise in the ordinary course of our business.

     Management believes the ultimate liability with respect to these contingent liabilities and obligations will not have a material effect on our financial position, results of operations or cash flows.

     Summary of liquidity and capital resources

     At March 29, 2003, our unrestricted cash balances totaled $70.4 million and we had unused availability of $6.8 million on our $75 million credit facility and $4.3 million of unused availability under our two floor plan lines. In April, 2003 we received net proceeds of $12.8 million from the sale of finance loans with face value totaling $59.7 million. In fiscal April 2003, we received tax refunds totaling $62.8 million from the filing of our 2002 federal income tax return, and expect to receive additional refunds totaling $0.7 million in May 2003. Therefore, total cash available from these sources was approximately $158 million. Borrowings under our warehouse facility were significantly reduced from the proceeds of the sales of $59.7 million of finance loans in April 2003. At the end of April 2003, we had approximately $70 million of unused availability under the renewed warehouse facility of $75 million, subject to availability of collateral. This level of cash availability and warehouse facility availability is projected to be substantially in excess of cash needed to operate our businesses for the next 12 months. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Critical Accounting Policies

     The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of goodwill, deferred tax assets, and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for self-insured risks, warranty costs and wholesale repurchase losses. Following is a description of each accounting policy requiring significant judgments and estimates:

   Goodwill

     We test for goodwill impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. We evaluate each reporting unit’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit’s fair value, we calculate the present value of future cash flows based on forecasted sales volumes, the number of retail sales centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future.

   Income Taxes: Deferred Tax Assets and Income Tax Refunds

     Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We incurred pretax losses in 2002, 2001 and 2000. Additionally, the manufactured housing industry continues to be challenged by limited availability of consumer and wholesale floorplan financing, high industry consumer repossession levels and an uncertain economic outlook, resulting in a continued decline in manufacturing shipments and retail sales. After consideration of these factors, beginning in the second quarter of 2002, we have provided a 100% valuation allowance against our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

     Because provisions in the tax law allow us to receive a carryback refund for taxable losses incurred in 2002, in determining the amount of the deferred tax asset valuation allowance at December 28, 2002 we had to estimate the current tax deductibility of certain costs and charges. Differences between those estimates and actual values determined during the preparation of the income tax return, which was filed in April 2003, were reflected in results of operations in the quarter ended March 29, 2003.

     Tax refunds of $63.5 million are expected from the filing of our 2002 federal income tax return and the carryback of the 2002 net operating loss. In fiscal April 2003, we received tax refunds totaling $62.8 million and expect to receive the balance in May 2003. Due to the size of the tax refund, we expect that our 2002 federal tax return will by audited by the Internal Revenue Service. The outcome of the expected audit of the 2002 federal tax return is not possible to predict. We have evaluated the need for tax reserves based on current and prior year tax filings and in 2002 increased our tax reserves by recording a $12 million allowance for tax adjustments.

   Property, Plant and Equipment

     The recoverability of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling prices, appraised values or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Additionally, we use estimates of fair market values to establish impairment reserves for permanently closed facilities that are held for sale. A significant change in these estimates and assumptions could have a material adverse impact on future operating results.

   Reserves for Self-Insured Risks

     We are self-insured for a significant portion of our workers’ compensation, general and products, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $500,000 per claim for workers’ compensation and automobile liability claims, up to $1.5 million per claim for product liability and general liability claims and up to $2.0 million per claim for property insurance claims including business interruption losses. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for 100% of health insurance claims. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history, and inflation, as well as estimates provided by our outside insurance broker and carrier, and third party actuaries. A significant change in the factors described above could have a material adverse impact on future operating results.

   Warranty Reserves

     Our manufacturing operations provide the retail homebuyer with a twelve-month warranty. Estimated warranty costs are accrued as cost of sales at the time the manufacturing segment records the sale. Our warranty reserve is based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the twelve-month warranty period, and the historical average costs incurred to service a home. A significant change in these factors could have a material adverse impact on future operating results.

   Wholesale Repurchase Reserves

     The majority of our manufacturing sales to independent retailers are made pursuant to repurchase agreements. Potential losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes. Probable losses under repurchase agreements are accrued based on the historical number of homes repurchased, the cost of such repurchases and the historical losses incurred as well as the current inventory levels held at our independent retailers. In addition, we monitor the risks associated with our independent retailers and consider these risks in our evaluation of the wholesale repurchase reserves. A significant change in any of these factors could have a material adverse impact on future operating results.

Impact of Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognized at the date of an entity’s commitment to an exit plan as previously required in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption by the Company at the beginning of fiscal 2003 had no significant impact on the Company’s financial statements for the quarter ended March 29, 2003. In future periods, SFAS No. 146 may impact the manner in which the Company reports certain restructuring activities, including lease termination costs, employee severance and other exit activities. These charges will generally be recognized when the liability is incurred.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption by the Company of SFAS No. 148 in the first quarter of 2003 impacted interim disclosure requirements and requires the Company to choose among alternative implementation methods if the Company were to adopt SFAS No. 123 and change to the fair value method of accounting for stock-based compensation.

     In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of the non-contingent obligation to perform. This interpretation must be applied prospectively to guarantees entered into or modified after December 31, 2002. Accordingly, the Company will recognize the fair value of guarantees issued beginning in 2003. There was no significant impact on the Company’s financial statements for the quarter ended March 29, 2003 upon adoption of Interpretation No. 45 at the beginning of the quarter.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practice, entities were included in consolidated financial statements generally based on controlling voting interests or in other special situations. Under this interpretation, certain previously unconsolidated entities (often referred to as “special purpose entities”) are included in the consolidated financial statements of the “primary beneficiary” as a result of non-voting financial interests which are established through contractual or other means. For variable interest entities created after January 31, 2003, this interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation is effective beginning with the Company’s fiscal 2003 third quarter. The Company continues to examine this new literature but believes the accounting for its special purpose entity is already in compliance with this interpretation.

Forward Looking Statements

     Certain statements contained in this Report, including our plans and beliefs regarding availability of liquidity and financing, anticipated capital expenditures, outlook for the manufactured housing industry in particular and the economy in general, availability of wholesale and consumer financing and characterization of and our ability to control our contingent liabilities, could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. We do not undertake to update our forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could materially affect our operating results or financial condition.

     Significant leverage – Our significant debt could limit our ability to obtain additional financing, require us to dedicate a substantial portion of our cash flows from operations for debt service and prevent us from fulfilling our debt obligations. If we are unable to pay our debt obligations when due, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

     As of March 29, 2003, we had long-term debt of $313.5 million, floor plan payable of $17.2 million and warehouse borrowings of a consolidated third party entity of $45.2 million. This indebtedness could, among other things:

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

     General industry conditions – As a result of the current downturn in the manufactured housing industry, we have experienced a decline in sales and incurred operating losses and costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions do not improve, our sales could decline further and our operating results and cash flows could suffer.

     Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments, tightened consumer credit standards, excess retail locations and inventory, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built home buyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability in the industry. Based on reports published by the Institute for Building Technology and Safety (formerly the National Conference of States on Building Codes and Standards), industry wholesale shipments of manufactured housing decreased 27% in the first three months of 2003 versus 2002, 13% from 2001 to 2002 and 23% from 2000 to 2001. Based on data reported by Statistical Surveys, Inc. and other sources, we estimate that industry retail sales of new homes declined 25% for the first two months of 2003, 9% in 2002 versus 2001 and 25% from 2000 to 2001. In addition, we estimate approximately 4,500 retail locations, or approximately 50% of industry locations, and 160 manufacturing facilities, or approximately 47% of industry manufacturing facilities, have closed since mid-1999. Largely as a result of these industry conditions, since mid-1999 we have closed 34 homebuilding facilities, including two consolidations in April 2003, in an attempt to return to profitability. Since June 2000, we have closed 236 retail sales locations. In 2000 through 2002 we reported net losses totaling $431 million, including goodwill impairment charges totaling $287 million, a valuation allowance of 100% of our deferred tax assets totaling $102.3 million in 2002, and restructuring charges totaling $55.3 million in 2002. In the first quarter of 2003 we reported a net loss of $21.4 million. If the current downturn in the industry continues, our sales could continue to decline, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

     Common stock and Senior Notes values – Our common stock price is currently depressed and may continue to be depressed, experience further decline in value or be highly volatile given current industry and economic conditions. Our Senior Notes are trading at discounts to face value and may continue to trade at discounts or further decline in value.

     Our Company’s closing common stock price was $27.38 on December 31, 1998, before the industry downturn began in mid-1999. The trading value per share of our stock has ranged from $1.65 to $12.85 during 2002 and the first quarter of 2003, and closed at $1.85 on March 28, 2003. Additionally, our two issuances of Senior Notes continue to trade at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact our common stock and Senior Notes market prices in the future.

     Fluctuations in operating results – The cyclical and seasonal nature of the manufactured housing market causes our revenues and operating results to fluctuate. We expect this fluctuation to continue in the future, which could result in operating losses during downturns.

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

     Consumer financing availability — Tightened credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders have reduced our sales. If consumer financing were to become further curtailed or unavailable, our sales could decline further and our operating results and cash flows could suffer.

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

     The poor performance of portfolios of manufactured housing consumer loans in recent years has made it more difficult for industry consumer finance companies to obtain long-term capital in the ABS market. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. In October 2002 Conseco Finance Corp. (“Conseco”), one of the historically largest consumer lenders in the manufactured housing industry, discontinued providing financing for the industry and filed a petition for bankruptcy in December 2002. On March 14, 2003 the bankruptcy court approved the sale of Conseco’s assets to CFN Investment Holdings LLC and a unit of General Electric Co. Additionally, in recent months the industry has seen an increasing number of traditional real estate mortgage lenders discontinue financing for manufactured housing or tighten terms as a result of, in part, increasing pressure from traditional buyers of those loans, primarily Fannie Mae and Freddie Mac. If consumer financing for manufactured homes were to become further curtailed or unavailable, we would likely experience further retail and manufacturing sales declines and our operating results and cash flows could suffer.

     Wholesale financing availability – Reduced number of floor plan lenders and reduced amount of credit allowed to industry retailers may result in lower inventory levels and lower sales at our independent retailers and fewer sales centers, which could also affect our level of manufacturing shipments to these retailers. As a result, our sales could decline further and our operating results and cash flows could suffer.

     Independent retailers of our manufactured homes generally finance their inventory purchases with wholesale floor plan financing provided by lending institutions. The number of floor plan lenders and their lending limits affect the availability of wholesale financing to retailers. During the past five years several major national wholesale lenders have exited the industry or curtailed their floor plan operations while a smaller number of national lenders and a large number of local and regional banks have entered the market or expanded their floor plan operations. During 2002, the industry’s two largest floor plan lenders, who recently provided as much as approximately 45% of the industry’s wholesale financing, exited the business. At March 29, 2003, our independent retailers had approximately $57 million of floor plan loans for Champion-built homes outstanding with these two national floor plan lenders. The remaining floor plan lenders or new floor plan lenders entering the industry may change the terms of their loans as compared to the traditional terms of industry floor plan loans. These changes could include higher interest rates, smaller advance rates, earlier or more significant principal payments or longer repurchase periods for the manufacturers. Therefore, industry retailers may be faced with tightened floor plan terms and weaker retailers may not qualify for floor plan financing at all. Reduced availability of floor plan lending or tighter floor plan terms may affect our independent retailers’ inventory levels of new homes, the number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent retailers could also be affected by reduced retail inventory levels or a reduced number of sales centers. As a result we could experience manufacturing sales declines and our operating results and cash flows could suffer.

     Contingent liabilities – We have, and will continue to have, significant contingent wholesale repurchase obligations and other contingent obligations, some of which may become actual obligations that we must satisfy. We may incur losses under these wholesale repurchase obligations or be required to fund these or other contingent obligations that would reduce our cash flow.

     In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. We estimate our contingent repurchase obligation at March 29, 2003 was approximately $260 million, before factoring in the resale value of the homes. As of March 29, 2003, our largest independent retailer, a nationwide retailer, had approximately $17.1 million of inventory subject to repurchase. As of March 29, 2003 our next 24 largest independent retailers had an aggregate of approximately $42.0 million of inventory subject to repurchase, with individual amounts ranging from approximately $0.5 million to $6.4 million per retailer. During the first quarter of 2003, we paid $1.7 million and incurred losses of $0.3 million under repurchase agreements related to 48 homes. At March 29, 2003, our independent retailers had approximately $25 million of floor plan loans for Champion-built homes under repurchase obligation with two national floor plan lenders who exited the industry in 2002. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in reduced cash flow and additional losses.

     At March 29, 2003, we also had contingent debt obligations related to surety bonds totaling $35.6 million and letters of credit totaling $60.7 million. At March 29, 2003, we also had guarantees by certain of our consolidated subsidiaries of $6.1 million of debt of unconsolidated subsidiaries. In addition, at March 29, 2003, the Company was contingently liable for up to $15 million under an unconditional guaranty of a consolidated third party special purpose entity’s $150 million warehouse facility used to support our finance company’s operations. In April 2003, this facility was renewed at a reduced amount of $75 million and our unconditional guaranty was reduced to $7.5 million. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flow and could incur additional losses.

     Dependence upon independent retailers – If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.

     During 2002, approximately 77% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in one or more of our markets, sales in those markets could decline and our operating results and cash flows could suffer.

     Effect on liquidity – Current industry conditions and our recent operating results have limited our sources of capital. If this situation does not improve and if we are unable to locate alternative sources of capital, we may be unable to expand or maintain our business.

     We depend on our cash balances, cash flows from operations, revolving credit facility, floor plan facilities and proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility, and will depend on anticipated proceeds of asset-backed securitization or whole loan sale transactions, to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our recent operating results and other changes, have decreased sources of financing and required us to collateralize a portion of our surety bond and insurance program needs. Our newly amended warehouse facility has a typical one-year term, and therefore must be renewed or replaced annually. Our current warehouse facility expires in April 2004.

     If our cash balances, cash flows from operations, availability under our revolving credit and floor plan facilities, and anticipated proceeds from sales of manufactured home loans and contracts in connection with the warehouse facility and asset-backed securitization or whole loan sale transactions is insufficient to finance our operations and alternative capital is not available or if surety bonds become unavailable to us, we may not be able to expand our business or maintain our existing operations, or we may need to curtail or limit our existing operations.

     As of March 29, 2003, we had surety bonds totaling $20.8 million as collateral for our self-insurance program and $14.8 million for general operating purposes. Historically, we were required to provide additional collateral in support of our surety bond programs, resulting in total collateral at March 29, 2003, of $27.4 million in letters of credit. If our current surety bond provider were to terminate these programs, we would seek alternative providers. The inability to retain our current provider or obtain alternative bonding sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

     Entry into the consumer finance business – As a new entrant to the consumer finance business, we may incur losses as we develop our loan portfolio and integrate our consumer finance business into our existing operations and we may be required to pay higher interest rates or provide greater over-collateralization than our competitors in connection with securizations.

     Although CIT has operated a consumer finance business in the manufactured home sector for over 50 years, and we have obtained the services of many of CIT’s former loan origination personnel in this business, we have limited experience operating a consumer finance business and are largely depending on these former CIT personnel and other experienced management that we employ. Our previous loan origination business, which we operated through our subsidiary, HomePride Finance Corp., originated some loans that did not qualify for sale to intended third party institutions, resulting in loan losses of approximately $3.7 million. Our ability to increase our loan portfolio in connection with our new consumer finance business depends in part upon our ability to effectively market our consumer finance services to buyers of our manufactured homes and in the same unfavorable economic conditions affecting the consumer finance and manufactured housing industries.

     We may incur losses as we develop our loan portfolio and integrate our consumer finance business into our existing operations. Moreover, due to our limited operating history and non-participation in the securitization market to date, the manufactured home loans and contracts that we seek to securitize may receive lower ratings and may be subject to stricter underwriting standards than those of our competitors that have an established consumer finance record. As a result, we may be required to bear a larger portion of the risk of loss on the financing agreements and may pay higher interest rates or provide greater over-collateralization than our competitors. Additionally, our lack of experience in the whole loan sale market may impact the proceeds we receive from whole loan sales transactions. These conditions could negatively affect our cash flow or result in losses at our consumer finance business.

     Funding for our consumer finance business – We may have difficulty accessing the asset-backed securitization market to provide long-term funding for our consumer finance business, which could result in losses being recognized on loans held for sale, and any liquidation of loans in our warehouse line could result in losses.

     Our consumer finance business has, to date, been funded with the proceeds from sales of our manufactured home loans and contracts in connection with a warehouse facility, a portion of the proceeds from the April 2002 issuance of $150 million of Senior Notes due 2007 and cash from operations. Ultimately we expect to raise significant long-term funding from ABS transactions or sales of whole loans. Adverse changes in the ABS and whole loan sale markets, interest rates, the market for sales of manufactured homes or general economic conditions could impair our ability to raise sufficient long-term funding, in which case we could be forced to sell our loans at a significant discount. Currently the ABS market for manufactured housing-related consumer loans is uncertain as a result of poor performance of such securities in recent years. As a result, and due to our recent entry into the business, we may have difficulty accessing the ABS market. Based on recent analysis we estimate that, if we were able to access the ABS market, proceeds would range initially from 70% to 80% of the face amount of our loans, with the balance expected to be collected over time as the loans mature. Largely as a result of difficulties in that market, we estimate currently that proceeds from the sale of whole loans could approximate 90% to 95% of the face amount of our loans.

     Our warehouse line is the principal source of short-term funding for our consumer finance business. In April 2003, we amended and renewed the warehouse line, which expires in April 2004. We have loss exposure arising from the right of the agent to liquidate any loans placed in the warehouse line upon a termination of the facility. While such liquidation must occur on “commercially reasonable” terms, our maximum loss exposure for loans placed in the warehouse facility, which we believe is unlikely to occur, is comprised of our approximately 24% over-collateralization of the loans plus our unconditional guarantee of up to 10% of the total warehouse facility. Our maximum loss exposure, based on $59.5 million of loans placed in and $45.2 million of structured collateralized borrowings outstanding under the warehouse facility, was approximately $29.3 million as of March 29, 2003.

     Operation of our consumer finance business – We face risks of loss related to manufactured home loans and contracts, including risks associated with defaults, delinquencies and prepayments, many of which are outside our control.

     We face numerous additional risks in connection with our finance operations, many of which are outside our control. Many purchasers of manufactured homes may be deemed to be relatively high credit risks due to various factors, including the lack of or impaired credit histories and limited financial resources. Accordingly, the loans we originate may bear relatively high interest rates and may involve higher than average default and delinquency rates and servicing costs. In the event that we foreclose on delinquent loans, our ability to sell the underlying collateral to recover or mitigate our loan losses will be subject to market valuations of the collateral. These valuations may be affected by factors such as the amount of available inventory of manufactured homes in the market, the availability and terms of consumer financing and general economic conditions.

     Prepayments of our managed receivables, whether due to refinancing, repayments or foreclosures, in excess of management’s estimates could result in reduced future cash flow due to the resulting loss of net interest income on such prepaid receivables. Prepayments can result from a variety of factors, all of which are beyond our control, including changes in interest rates and general economic conditions.

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

     Competition – The manufactured housing industry is very competitive. If we are unable to effectively compete, our growth could be limited, our sales could decline and our operating results and cash flows could suffer.

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have their own retail distribution systems and consumer finance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that it is relatively easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and manufacturing shipments could be reduced. As a result, our growth could be limited, our sales could decline and our operating results and cash flows could suffer.

     Recently, a well capitalized institutional investor agreed to purchase one of our major competitors, a vertically integrated company. The transaction is expected to close in July, 2003. It is not possible to estimate the impact, if any, of this acquisition on us or the industry.

     Zoning – If the manufactured housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our operating results and cash flows could suffer.

     Limitations on the number of sites available for placement of manufactured homes or on the operation of manufactured housing communities could reduce the demand for manufactured homes and our sales. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our sales could decline and our operating results and cash flows could suffer.

     Dependence upon Walter R. Young and other key personnel – The loss of any of our executive officers could reduce our ability to achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer.

     We depend on the continued services and performance of our executive officers, including our Chairman, President and Chief Executive Officer, Walter R. Young. If we lose the service of Mr. Young or any of our executive officers, it could limit our ability to achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer.

     Certain elements of our business strategy may not succeed – Our business strategy may not adequately address the issues currently facing our company and the manufactured housing industry or correctly identify future trends in the industry. Any failure of our business strategy could cause our sales to decline and our operating results and cash flows to suffer.

     Since mid-1999, retail sales and manufacturing shipments of new manufactured homes have decreased as a result of high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory, a reduced number of consumer lenders in the industry, higher interest rates on consumer loans and a reduced number of floor plan lenders in the industry. As a result, our sales have declined, we have experienced operating losses and we have closed a significant number of manufacturing facilities and retail sales centers. We are implementing strategies designed to address these issues. These strategies may not be successful because the reasons for the decline in demand or future trends in the industry may not be correctly identified, and our operating results may not improve. In addition, factors beyond our control, such as increased competition, reductions in consumer demand or continued economic downturn, may offset any improved operating results that are attributable to our strategy. Any failure of our business strategy could cause our sales to decline and our operating results and cash flows to suffer or cause us to incur additional and potentially substantial losses to close and liquidate operations or lines of business which are unsuccessful.

     Restrictive covenants – The terms of our debt place operating restrictions on us and our subsidiaries and contain various financial performance and other covenants with which we must remain in compliance. If we do not remain in compliance with these covenants, certain of our debt facilities could be terminated and the amounts outstanding thereunder could become immediately due and payable.

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

     The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at March 29, 2003, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $86 million of which no more than approximately $85 million of cash borrowings could be secured debt.

     Our warehouse line is the principal source of short-term funding for our consumer finance business. Our renewed warehouse facility contains covenants which require us to maintain net income or loss levels, as follows: a net loss no greater than $25.0 million for the second quarter of 2003; net income of at least $0.5 million for the third quarter of 2003; a net loss no greater than $5.0 million for the fourth quarter of 2003; and a net loss no greater than $15.9 million for the first quarter of 2004. Under the warehouse facility, Champion must also maintain minimum unsecured senior debt ratings of B- by S&P and B3 by Moody’s. Failure to attain the required quarterly levels of net income or loss or negative ratings actions by S&P or Moody’s would cause a termination event under the warehouse facility. In a termination event, the agent bank could discontinue making further advances under the facility and enact alternate “waterfall” provisions thereunder that would reduce or eliminate current payments to the consolidated third party special purpose entity from the underlying consumer loans. A termination event could result in the ability of the agent bank to liquidate the loans held under the warehouse facility in a commercially reasonable manner and on commercially reasonable terms. If the agent bank were to discontinue further advances or liquidate the loans we would seek other sources of capital for our consumer finance operations, though there is no assurance that alternate sources of capital could be found. A termination event under the $75 million warehouse facility would not trigger a default under the indentures related to the Senior Notes due 2007 or 2009.

     We also have a $15 million floor plan financing facility that contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the revolving credit facility, at each month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of March 29, 2003, we had approximately $13.7 million outstanding under this facility and we were in compliance with the covenant.

     In January 2003, we finalized a committed three-year, $75 million revolving credit facility to be used for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of EBITDA and certain ratios of EBITDA to fixed charges, as defined in the agreement. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. As of March 29, 2003, $60.4 million of letters of credit were outstanding on this line and the Company was in compliance with all covenants.

     Potential Dilution — Outstanding preferred stock that is convertible into common stock and redeemable for common stock (and in some cases, at the Company’s option, for cash), a warrant to acquire common stock and a deferred purchase price obligation that is payable, at the Company’s option, in cash or common stock, could result in potential dilution and impair the price of our common stock.

     At March 29, 2003, there was $5 million of Series B-1 cumulative convertible preferred stock outstanding which is convertible into common stock at a rate of $13.85 per share. The preferred shareholder has the right, through March 29, 2004, to redeem this preferred stock for common stock at the then common stock price, subject to a floor price of $5.66 per share. We have the mandatory obligation to redeem any remaining outstanding Series B-1 preferred stock on March 29, 2004, for cash or common stock, at our option. The preferred shareholder has the right until December 31, 2004 to purchase an additional $12 million of Series B preferred stock. From July 3, 2003 until its maturity on July 3, 2008, the holder will have the right to redeem the additional $12 million of Series B preferred stock in common stock at the then market price or in cash at our option. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase (subject to certain limitations) but could not be less than $7.50 per share.

     At March 29, 2003 there was $8.75 million of Series C preferred stock outstanding which is convertible into common stock at a rate of $5.66 per share. Commencing March 29, 2004, the preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

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

     At March 29, 2003 we had a warrant outstanding which was exercisable based on approximately 2.2 million shares of common stock at a strike price of $10.02 per share. Beginning on April 2, 2003, the warrant strike price began to increase annually by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

     As of March 29, 2003, we had outstanding $16 million of a deferred purchase price obligation which is payable in quarterly installments of $2 million through January 3, 2005. Quarterly installments may be made in cash or shares of common stock, at our option. The number of shares to be issued in any quarterly payment depends on the availability of registered shares of common stock and the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases. In January 2003, we issued 642,000 shares of common stock as payment for the quarterly installment then due and in April 2003, we issued 328,000 shares of common stock and paid $1.4 million in cash for that quarterly installment.

     To the extent that the preferred shareholder elects to convert the preferred stock into common stock or redeem the preferred stock for common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, our then existing common shareholders would experience dilution in their percentage ownership interests. If the remaining $8.75 million of outstanding Series C preferred stock were converted at its conversion price of $5.66 per share, the remaining $5 million of Series B-1 preferred stock were redeemed at its current redemption floor of $5.66 per share, the $12 million of additional Series B preferred stock were assumed to be issued and converted at 120% of the March 28, 2003 market price, at a minimum of $7.50 per share, and the remaining $14 million deferred purchase price obligation were assumed to be paid in common stock using the March 28, 2003 market price, together with the 328,000 shares of common stock that were issued in April 2003 for deferred purchase price payments, dilution of approximately 17.4% would occur based on the number of shares of common stock outstanding at March 29, 2003.

     The additional shares of common stock that could be available for sale upon conversion or redemption of the preferred stock, as dividends on the preferred stock or in payment of the deferred purchase price obligation may have a negative impact on the market price of our common stock. In addition, sale of substantial amounts of our common stock in the public market by the preferred shareholder or the recipients of the deferred purchase price payments, or the perception that these sales might occur, could depress the price of our common stock. Such selling shareholders may determine the timing, structure and terms of any disposition of our common stock, all of which could affect the market price of our common stock.

     We may seek additional sources of capital and financing in the future, the terms of which may result in additional potential dilution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s floor plan borrowings, obligations under industrial revenue bonds and borrowings under the warehouse facility are subject to variable rates of interest based on the U.S. prime interest rate, short-term tax exempt rate indices and LIBOR, respectively. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.8 million, assuming average related debt of $80.5 million, the amount of outstanding borrowings at March 29, 2003.

     Adverse changes in interest rates or in the asset-backed securitization or whole loan sale markets may cause declines in the fair market value of our finance loans receivable. At March 29, 2003, we held finance loans receivable with a carrying value totaling $60.2 million net of a lower of cost or market reserve, or about 89% of the $67.6 million face amount of the loans. In April 2003 we sold finance loans with face amount of $59.7 million for $54.1 million, or approximately 90% of face value. Based on current uncertainties in the asset-backed securitization market and the limited market that currently exists for whole loan sales transactions, we believe that the fair value of our remaining finance loans receivable could be lower than face value by approximately 5% to 10%, which is reflected in the carrying value of the loans through a lower of cost or market reserve.

Item 4. Controls and Procedures.

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

Item 5. Other Information.

     The following information required to be provided under Item 11 of Form 8-K “Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans” is being furnished under this Item 5 in accordance with the Securities and Exchange Commission’s Final Rule Release No. 33-8216:

     The Company received the notice required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974 on March 20, 2003 and sent the following notice to its executive officers and directors, pursuant to Rule 104(b)(2) of Regulation BTR, on March 20, 2003:

     We have been notified by the Trustee of the Champion Enterprises, Inc. Savings Plan that it has scheduled a “blackout period” to change the valuation of the Champion Enterprises, Inc. Common Stock Fund from unitized to real time trading. This change will allow greater flexibility and increased convenience to Champion employees.

     It is expected that the Savings Plan “blackout period” will last from Tuesday March 25, 2003 until Friday April 4, 2003 depending on the type of transaction involved. In-kind stock distributions from the Savings Plan will be prohibited from Tuesday March 25, 2003 to Friday April 4, 2003. Other withdrawals or distributions, future investment elections, exchanges and loans under the Savings Plan will be prohibited from Thursday March 27, 2003 to Friday April 4, 2003.

     The Sarbanes Oxley Act of 2002 prohibits officers and directors of Champion Enterprises from directly or indirectly purchasing, selling, or otherwise acquiring or transferring any shares of Champion common stock or other equity or derivative securities of Champion, including options to acquire Champion common stock, during the Savings Plan “blackout period.”

     As always, please call me with any questions you may have concerning this “blackout period.” John J. Collins, Jr., Senior Vice President & General Counsel, Champion Enterprises, Inc., 2701 Cambridge Court, Suite 300, Auburn Hills, Michigan 48326, Phone: 248-340-7717, Fax: 248-340-7773, JCollins@Championhomes.net.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On January 2, 2003, the Company issued 641,613 shares of its common stock in payment of a $2.0 million quarterly installment under convertible promissory notes issued June 21, 2001. These notes represent a deferred purchase price obligation of the Company. Subsequent to quarter end, on April 1, 2003, the Company issued 328,405 shares of common stock in partial payment of the quarterly installment. During the quarter ended March 29, 2003, the Company issued 2,868,794 shares of its common stock to the holder of the Company’s Series C cumulative convertible preferred stock in conversion of $16.25 million of such preferred stock. Although these shares of common stock were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, such shares of common stock have been registered for resale under the Securities Exchange Act of 1933, pursuant to effective registration statements.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit No	Description

99.1	Certification of Chief Executive Officer of Registrant, dated May 12, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

99.2	Certification of Chief Financial Officer of Registrant, dated May 12, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(b)	Current reports on Form 8-K

1)	January 21, 2003. Press release filed under Item 5 announcing Champion Home Builder’s three-year, $75 million revolving credit facility with Congress Financial Corporation (Central), a subsidiary of Wachovia Bank, N.A.

2)	February 10, 2003. Champion Enterprises filing under Item 5 that it agreed to amend the Certificate of Rights and Preferences relating to Champion’s Series C Cumulative Convertible Preferred Stock with Fletcher International, Ltd. to permit an adjustment to the conversion price of the Series C Preferred Stock as of January 31, 2003. The Company also reported that Fletcher agreed to convert $16.3 million of preferred stock into 2.9 million shares of common stock on or prior to March 12, 2003.

3)	February 12, 2003. Press release filed under Item 5 announcing Champion Enterprises, Inc. fourth quarter and year end 2002 results with condensed consolidated financial information.

4)	April 16, 2003. Press release filed under Item 5 announcing Champion Enterprises, Inc. first quarter 2003 results with condensed consolidated financial information.

5)	April 16, 2003. Champion Enterprises filing under Item 5 that it entered into the Amended and Restated Receivables Purchase Agreement by and among GSS HomePride Corp., HomePride Finance Corp., The CIT Group/Sales Financing, Inc., Greenwich Funding Corp, the financial institutions named therein, and Credit Suisse First Boston, New York Branch.

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

Dated: May 12, 2003

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

     (b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ PHYLLIS A. KNIGHT

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

     (b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ WALTER R. YOUNG

Walter R. Young Chairman of the Board, President & Chief Executive Officer

10-K EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002