Form 10-Q
period 2003-06-28
CHAMPION ENTERPRISES INC
filed 2003-08-11
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Yes ☒   No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☒   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     57,323,990 shares of the registrant’s $1.00 par value Common Stock were outstanding as of August 1, 2003.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net revenues	$296,102	$361,506	$540,627	$667,883
Cost of sales	246,471	301,300	456,927	563,168
Selling, general and administrative expenses	43,219	65,793	91,882	124,031
Financial services operating costs	2,977	1,927	6,444	1,927
Loss on finance loans sold or held for sale	278	—	5,689	—
Goodwill impairment charges	—	97,000	—	97,000
Restructuring charges	—	4,900	—	4,900
Gain on debt retirement	(7,130)	(5,870)	(13,833)	(5,870)

Total costs and expenses	285,815	465,050	547,109	785,156

Operating income (loss)	10,287	(103,544)	(6,482)	(117,273)
Interest income	339	601	886	1,219
Interest expense	(7,249)	(7,648)	(15,152)	(13,083)

Income (loss) before income taxes	3,377	(110,591)	(20,748)	(129,137)
Income tax expense (benefit)	350	88,700	(2,350)	82,000

Net income (loss)	$3,027	$(199,291)	$(18,398)	$(211,137)

Basic earnings (loss) per share	$0.05	$(4.10)	$(0.40)	$(4.36)

Weighted shares for basic EPS	56,757	48,729	55,641	48,617

Diluted earnings (loss) per share	$0.05	$(4.10)	$(0.40)	$(4.36)

Weighted shares for diluted EPS	61,624	48,729	55,641	48,617

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited	December 28,
	June 28, 2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,436	$77,381
Restricted cash	1,062	33,857
Accounts receivable, trade	46,090	28,631
Inventories	120,534	111,352
Finance loans held for sale, net	17,854	—
Other current assets	16,983	89,547

Total current assets	331,959	340,768

FINANCE LOANS HELD FOR INVESTMENT, net	—	52,043

PROPERTY, PLANT AND EQUIPMENT, at cost	252,234	257,513
Less-accumulated depreciation	132,772	129,869

	119,462	127,644

GOODWILL, net	165,045	165,437

OTHER NON-CURRENT ASSETS
Restricted cash	—	18,443
Other non-current assets	23,496	23,756

Total other non-current assets	23,496	42,199

Total assets	$639,962	$728,091

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Floor plan payable	$19,453	$17,147
Accounts payable	46,032	37,615
Short-term borrowings	7,000	—
Warehouse proceeds structured as collateralized borrowings	10,024	35,565
Accrued warranty obligations	40,660	43,139
Accrued volume rebates	28,949	35,010
Accrued compensation and payroll taxes	16,092	17,569
Accrued self-insurance	28,068	28,772
Other current liabilities	47,711	48,327

Total current liabilities	243,989	263,144

LONG-TERM LIABILITIES
Long-term debt	290,652	341,612
Other long-term liabilities	53,140	56,754

	343,792	398,366

CONTINGENT LIABILITIES (Note 11)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, no par value, 5,000 shares authorized, 13.75 shares and 30.0 shares issued and outstanding, respectively	13,568	29,256
SHAREHOLDERS’ EQUITY
Common stock, $1 par value, 120,000 shares authorized, 56,777 and 52,658 shares issued and outstanding, respectively	56,777	52,658
Capital in excess of par value	72,978	54,666
Accumulated deficit	(90,491)	(68,150)
Accumulated other comprehensive income (loss)	(651)	(1,849)

Total shareholders’ equity	38,613	37,325

Total liabilities and shareholders’ equity	$639,962	$728,091

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Six Months Ended

	June 28, 2003	June 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,398)	$(211,137)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	8,495	11,563
Gain on debt retirement	(13,833)	(5,870)
Loss on finance loans sold or held for sale	5,689	—
Goodwill impairment charges	—	97,000
Deferred income taxes	—	94,800
Fixed asset impairment charge (gain on sale)	(1,765)	1,900
Increase/decrease:
Accounts receivable, trade	(17,459)	(21,929)
Refundable income taxes	60,749	4,671
Inventories	(9,182)	819
Cash collateral deposits	9,600	(12,850)
Accounts payable	8,417	19,753
Accrued liabilities	(8,704)	1,100
Other, net	7,021	1,950

Net cash provided by (used for) operations	30,630	(18,230)

Originations of finance loans held for sale	(27,905)	—
Proceeds on sale of finance loans	53,837	—
Principal receipts on finance loans held for sale	1,673	—

Net cash provided by (used for) operating activities	58,235	(18,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and deferred purchase price payments	(3,882)	(8,050)
Originations of finance loans held for investment	—	(6,145)
Additions to property, plant and equipment	(3,068)	(2,857)
Investments in and advances to unconsolidated subsidiaries	(343)	(1,139)
Proceeds on disposal of fixed assets	5,076	3,069

Net cash used for investing activities	(2,217)	(15,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in floor plan payable, net	2,306	(60,174)
Proceeds from short-term borrowings	7,000	—
Repayment of long-term debt	(326)	(440)
Proceeds from Senior Notes	—	145,821
Purchase of Senior Notes	(35,830)	(23,750)
Proceeds from warehouse facility	17,987	2,103
Repayment of warehouse facility	(43,528)	—
Increase in deferred financing costs	(2,342)	(3,266)
Decrease (increase) in restricted cash	51,238	(35,572)
Preferred stock issued, net	—	23,810
Dividends paid on preferred stock	(768)	—
Common stock issued, net	300	1,000

Net cash provided by (used for) financing activities	(3,963)	49,532

NET INCREASE IN CASH AND CASH EQUIVALENTS	52,055	16,180
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,381	69,456

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$129,436	$85,636

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statement of Shareholders’ Equity
Unaudited Six Months Ended June 28, 2003
(In thousands)

					Accumulated
	Common stock		Capital in		other		Total
			excess of	Accumulated	comprehensive		comprehensive
	Shares	Amount	par value	deficit	income (loss)	Total	income (loss)

Balance at December 28, 2002	52,658	$52,658	$54,666	$(68,150)	$(1,849)	$37,325
Net loss	—	—	—	(18,398)	—	(18,398)	$(18,398)
Preferred stock dividend	—	—	—	(455)	—	(455)
Stock options and benefit plans	280	280	361	—	—	641
Amortization of preferred stock issuance costs	—	—	(562)	—	—	(562)
Preferred stock conversions	2,869	2,869	13,381	—	—	16,250
Issuance for acquisition deferred purchase price payments	970	970	1,644	—	—	2,614
Charge for induced conversion of preferred stock	—	—	3,488	(3,488)	—	—
Foreign currency translation adjustments	—	—	—	—	1,198	1,198	1,198

Balance at June 28, 2003	56,777	$56,777	$72,978	$(90,491)	$(651)	$38,613	$(17,200)

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature except for the following two adjustments which were recorded in the first quarter of 2003: the lower of cost or market provision recorded upon the reclassification of finance loans to held for sale as discussed in Note 13 and the charge to retained earnings related to the induced conversion of the Series C Preferred Stock as discussed in Note 10. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 28, 2002 was derived from audited financial statements.

For a description of significant accounting policies used by Champion Enterprises, Inc. (“the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 28, 2002.

The Company accounts for its stock-based employee compensation programs under Accounting Principles Board (“APB”) Opinion No. 25. The additional disclosures and pro forma information required by Statement of Financial Accounting Standards (“SFAS”) No. 123 as amended by SFAS No. 148 follow. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the requirements of SFAS No. 123, pro forma net income (loss), income (loss) per share and stock-based compensation expense would have been the amounts indicated below:

	Three Months Ended

	June 28, 2003	June 29, 2002

	(In thousands, except per share amounts)
Net income (loss) — as reported	$3,027	$(199,291)
Net income (loss) — pro forma	2,542	(200,236)
Basic and diluted earnings (loss) per share — as reported	0.05	(4.10)
Basic and diluted earnings (loss) per share — pro forma	0.04	(4.12)
Stock-based employee compensation cost, net of related tax effects — as reported	187	171
Stock-based employee compensation cost, net of related tax effects — pro forma	$672	$1,116

	Six Months Ended

	June 28, 2003	June 29, 2002

	(In thousands, except per share amounts)
Net loss — as reported	$(18,398)	$(211,137)
Net loss — pro forma	(19,602)	(212,438)
Basic and diluted loss per share — as reported	(0.40)	(4.36)
Basic and diluted loss per share — pro forma	(0.42)	(4.39)
Stock-based employee compensation cost, net of related tax effects — as reported	273	317
Stock-based employee compensation cost, net of related tax effects — pro forma	$1,477	$1,618

2.	In July 2003, the Company engaged the performance improvement group of AlixPartners LLC to perform a review for potential improvements to the Company’s operating performance. The study includes looking at all aspects of the Company’s operations and may result in the closing of additional manufacturing facilities and retail sales centers during the third and fourth quarters of 2003. Any such closures would likely result in fixed asset impairment charges, severance costs and other charges and would trigger an evaluation of goodwill that could result in goodwill impairment charges.

In July 2003, the Company decided to discontinue its consumer finance operation and various exit strategies are being evaluated. The Company currently estimates that it will record charges not to exceed $12 million in the third quarter of 2003, including a non-cash charge of approximately $5 million primarily reflecting the impairment of goodwill.

In July 2003, certain of the Company’s executive officers terminated employment with the Company. These terminations will result in certain charges which will be recorded in the third quarter of 2003, although the amounts have not yet been determined.

3.	The provisions for income taxes (benefit) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss as a result of the following differences:

	Six Months Ended

	June 28, 2003	June 29, 2002

	(In thousands)
Statutory U.S. tax rate	$(7,300)	$(45,200)
Increase (decrease) in rate resulting from
Deferred tax valuation allowance	4,300	120,000
State taxes, net of federal tax effect	—	(3,700)
Nondeductible goodwill amortization and impairment charges	—	10,300
Other	650	600

Total income tax provision (benefit)	$(2,350)	$82,000

Beginning with the quarter ended June 29, 2002, the Company has provided a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback period for net operating losses. The Company has no taxable income available in this carryback period. Therefore, any net operating losses incurred in 2003 will become tax loss carryforwards that will be available to offset future taxable income. The effective tax rate for the six months ended June 28, 2003 differs from the 35% federal statutory rate primarily because of the 100% valuation allowance for deferred taxes resulting from tax loss carryforwards in the period, partially offset by a $3.0 million tax benefit for a reduction in the valuation allowance, as discussed below.

The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002, based on year-end estimates of the tax deductibility of certain costs and charges. As a result of the completion and filing of the 2002 federal income tax return in April 2003, the Company received tax refunds totaling $63.5 million in the second quarter 2003. These refunds exceeded by approximately $3.0 million the estimate made as of December 28, 2002, resulting in a $3.0 million reduction of deferred tax assets during 2003. As a result, during the first quarter of 2003, a tax benefit of $3.0 million was recorded for the related reduction in the 100% valuation allowance.

4.	A summary of inventories by component follows:

	June 28,	December 28,
	2003	2002

	(In thousands)
New manufactured homes	$64,112	$55,866
Raw materials	25,513	27,097
Work-in-process	6,099	6,557
Other inventory	24,810	21,832

	$120,534	$111,352

Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

5.	A summary of other current assets and other long-term liabilities by component follows:

	June 28,	December 28,
	2003	2002

	(In thousands)
Other current assets
Refundable income taxes	$351	$61,100
Deposits	6,500	16,100
Other current assets	10,132	12,347

	$16,983	$89,547

	June 28,	December 28,
	2003	2002

	(In thousands)
Other long-term liabilities
Accrued self-insurance and warranty	$23,200	$23,200
Deferred portion of purchase price	6,000	10,000
Other long-term liabilities	23,940	23,554

	$53,140	$56,754

Deposits consist of cash collateral deposited for surety bonds and insurance purposes.

6.	The change in the carrying amount of goodwill follows:

	Six Months Ended June 28, 2003

	Manufacturing	Retail	Other	Total

	(In thousands)
Balance at December 28, 2002	$126,403	$34,439	$4,595	$165,437
Other changes	102	—	(494)	(392)

Balance at June 28, 2003	$126,505	$34,439	$4,101	$165,045

The decrease in other goodwill during the six months ended June 28, 2003 was due to the sale of land, land improvements and certain other assets of a development company during the first quarter of 2003. At June 28, 2003, other goodwill of $4.1 million was related to the Company’s consumer finance operation. As discussed in Note 2, in July 2003 the Company decided to discontinue its consumer finance operation which will result in the recording of a 100% impairment charge in the third quarter of 2003.

In the second quarter 2002, as a result of the significant downsizing of the Company’s retail operations in reaction to continuing challenging industry conditions and in accordance with SFAS No. 142, the Company performed a test for goodwill impairment. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in a non-cash, pretax impairment charge of $97 million.

7.	During the quarter ended June 29, 2002 the Company recorded restructuring charges totaling $4.9 million for fixed asset impairments and lease termination and other costs related to the closure of 34 retail sales centers.

8.	The Company’s manufacturing operations provide the retail homebuyer with a twelve-month warranty from the date of consumer purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the six months ended June 28, 2003. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

Accrued Warranty
Obligations

(In thousands)
Reserves at December 28, 2002	$49,639
Warranty expense provided	27,841
Cash warranty payments	(30,320)

Reserves at June 28, 2003	$47,160

9.	Long-term debt by component consisted of the following:

	June 28,	December 28,
	2003	2002

	(In thousands)
7.625% Senior Notes due 2009	$134,450	$170,000
11.25% Senior Notes due 2007	135,010	150,000
Obligations under industrial revenue bonds	18,145	18,145
Other debt	3,047	3,467

	$290,652	$341,612

During the quarter ended June 28, 2003 the Company purchased and retired $22.7 million of the Senior Notes due 2009 for cash payments of $15.3 million, resulting in pretax gains totaling $7.1 million. During the six months ended June 28, 2003 the Company purchased and retired $35.6 million of the Senior Notes due 2009 and $15 million of the Senior Notes due 2007 for cash payments of $35.8 million, resulting in pretax gains totaling $13.8 million. During the quarter ended June 29, 2002, the Company purchased and retired $30 million of its Senior Notes due 2009 for cash payments of $23.8 million, resulting in a pretax gain of $5.9 million.

In January 2003, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Under this facility, letter of credit fees range from 2.5% to 3.5% annually on letters of credit issued and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.5% to 3.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the credit facility is subject to a borrowing base calculated as percentages of eligible accounts receivable, inventory and fixed assets. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes (“EBITDA”) and certain ratios of EBITDA to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period and cash losses under wholesale repurchase obligations. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, property, plant, and equipment, cash and other assets. As of June 28, 2003, availability under the facility was $72 million, letters of credit totaling $61.9 million and borrowings of $7.0 million were outstanding under the facility and the Company’s liquidity was in excess of $35 million such that no financial covenants were in effect.

During the first quarter of 2003 substantially all of the former fully cash collateralized letters of credit were terminated, resulting in the release to the Company of restricted cash totaling $49.8 million. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral for surety bonds with letters of credit under the new credit facility.

In April 2003, the Company completed an amendment and renewal of the $150 million warehouse facility that expired in April 2003 at a reduced size of $75 million. The warehouse facility is maintained for a consolidated third party special purpose entity to support the Company’s consumer finance operations. In July 2003, borrowings under the warehouse facility were substantially repaid through the proceeds from the sale of loans with a face value totaling $16.4 million. As discussed in Note 2, in July the Company decided to discontinue its consumer finance operation. As a result the warehouse facility is expected to be terminated during the third quarter of 2003.

The Company has two floor plan facilities with total availability of $21 million of which $17.8 million was outstanding at June 28, 2003. A $15 million floor plan financing facility contains a covenant requiring the maintenance of a minimum of $35 million of liquidity, as defined in the $75 million revolving credit facility, at each fiscal month end. In the event of non-compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of June 28, 2003, the Company had approximately $13.7 million outstanding under this facility and was in compliance with the covenant.

10.	At June 28, 2003 redeemable convertible preferred stock consisted of Series B-1 with a carrying value and a redemption value of $5.0 million and Series C with a carrying value of $8.6 million and a redemption value of $8.75 million. Both Series have a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock. The Series C is carried net of issuance costs, which are being amortized by charges to paid-in-capital over a period of two years through April 2004.

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

The Series C preferred stock has a seven-year term expiring April 2, 2009. During the first quarter of 2003, the terms of the Series C preferred stock were amended to accelerate the modification of the conversion price to $5.66 and the preferred shareholder agreed to convert $16.25 million of the Series C cumulative convertible preferred stock by March 12, 2003. Upon conversion, 2.9 million shares of common stock were issued. This amendment to the preferred stock terms was accounted for as an induced conversion, resulting in a charge to retained earnings of $3.5 million during the first quarter of 2003.

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

11.	As is customary in the manufactured housing industry, the majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at June 28, 2003 was estimated to be approximately $265 million, without reduction for the resale value of the homes. This amount compares to approximately $240 million at the beginning of the year and approximately $270 million a year earlier. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Repurchase losses incurred on homes repurchased totaled $0.3 million and $0.6 million for the three and six months ended June 28, 2003, respectively, and $0.2 million and $0.5 million for the three and six months ended June 29, 2002, respectively. During the first quarter 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. During the second quarter of 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to the Company for a longer period of time.

At June 28, 2003 the Company was contingently obligated for approximately $62.2 million under letters of credit, primarily comprised of $14.1 million to support insurance reserves, $18.4 million to support long-term debt and $27.7 million to secure surety bonds. Champion was also contingently obligated for $35.8 million under surety bonds, generally to support insurance, and license and service bonding requirements. The letters of credit and $20.8 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At June 28, 2003 Champion was contingently liable for up to $7.5 million under an unconditional guaranty of a $75 million warehouse facility of a consolidated third party special purpose entity. The warehouse facility supported Champion’s finance company’s operation. This facility is expected to be terminated in the third quarter of 2003 as a result of the Company’s decision to discontinue its consumer finance operation as discussed in Note 2.

At June 28, 2003 certain of the Company’s subsidiaries were guarantors of $5.7 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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

12.	The Company’s potential dilutive securities consist of outstanding stock options, deferred purchase price obligations, convertible preferred stock and warrants. Dilutive securities were not considered in determining the denominator for diluted earnings per share (“EPS”) in either six-month period presented and for the three months ended June 29, 2002 because the effect on the net loss would have been antidilutive. Convertible preferred stock was not included as dilutive securities in the quarter ended June 28, 2003 because preferred stock dividends were more dilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Numerator
Net income (loss)	$3,027	$(199,291)	$(18,398)	$(211,137)
Less: preferred stock dividend	(169)	(563)	(455)	(813)
Less: charge to retained earnings for induced conversion of preferred stock	—	—	(3,488)	—

Income (loss) available to common shareholders for basic and diluted EPS	$2,858	$(199,854)	$(22,341)	$(211,950)

Denominator
Shares for basic EPS—weighted average shares outstanding	56,757	48,729	55,641	48,617
Plus: effect of dilutive securities
Deferred purchase price payment	4,811	—	—	—
Stock options	56	—	—	—

Shares for diluted EPS	61,624	48,729	55,641	48,617

13.	The Company’s financial services segment operates as HomePride Finance Corp. (“HPFC”). HPFC structures sales of originated consumer loans to the warehouse facility as collateralized financing transactions under generally accepted accounting principles. As a result, the Company’s consolidated balance sheet reflects the related consumer loans as finance loans receivable, and reflects proceeds from the sales of consumer loans into the warehouse facility as collateralized borrowings.

Finance loans receivable were held for investment at December 28, 2002, and were stated at the aggregate remaining unpaid principal balances, plus deferred loan origination costs, less deferred loan origination fees and allowance for loan losses. The finance loans receivable balance was reclassified to held for sale during the quarter ended March 29, 2003 upon the Company’s decision to sell the majority of its finance loans through whole loan sales. As a result, for the three and six months ended June 28, 2003, the Company recorded $0.3 million and $5.7 million, respectively, of charges to value its finance loans receivable at the lower of cost or market. During the quarter ended June 28, 2003, the Company sold loans with a face value of $59.7 million for approximately $54.1 million, which was comparable to the carrying value of the loans, net of the lower of cost or market reserve. The sale of the loans provided net cash of $11.9 million after paying down $42.2 million of warehouse line borrowings. Subsequent to quarter end, in July 2003, the Company sold loans with a face value of $16.4 million for approximately $15.6 million. The sale of these loans provided net cash of $5.6 million after paying down $10.0 million of warehouse line borrowings.

As discussed in Note 2, in July 2003 the Company decided to discontinue its consumer finance operation.

14.	The Company evaluates the performance of its manufacturing and retail segments based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”), excluding goodwill impairment charges. Financial services revenues consist of interest income and other income earned on the consumer loans. Financial services loss consists of financial services revenues less operating costs, interest expense for the warehouse facility and losses on finance loans sold or held for sale. Reconciliations of segment revenues to consolidated net revenues and segment earnings (loss) to income (loss) before income taxes follow:

	Three Months Ended

	June 28,	June 29,
	2003	2002

	(In thousands)
Net revenues
Manufacturing net sales	$263,067	$313,699
Retail net sales	67,040	96,607
Financial services revenues	449	—
Less: intercompany sales	(34,454)	(48,800)

Consolidated net revenues	$296,102	$361,506

Income (loss) before income taxes
Manufacturing EBIT	$13,003	$10,426
Retail EBIT	(737)	(13,802)
Financial services loss	(2,877)	(1,927)
General corporate expenses	(6,449)	(7,111)
Gain on debt retirement	7,130	5,870
Goodwill impairment charges	—	(97,000)
Intercompany eliminations	146	—
Net interest expense, excluding financial services	(6,839)	(7,047)

Income (loss) before income taxes	$3,377	$(110,591)

	Six Months Ended

	June 28,	June 29,
	2003	2002

	(In thousands)
Net revenues
Manufacturing net sales	$472,264	$580,351
Retail net sales	128,161	176,732
Financial services revenues	2,177	—
Less: intercompany sales	(61,975)	(89,200)

Consolidated net revenues	$540,627	$667,883

Income (loss) before income taxes
Manufacturing EBIT	$6,157	$11,729
Retail EBIT	(3,420)	(21,880)
Financial services loss	(10,245)	(1,927)
General corporate expenses	(13,721)	(14,065)
Gain on debt retirement	13,833	5,870
Goodwill impairment charges	—	(97,000)
Intercompany eliminations	625	—
Net interest expense, excluding financial services	(13,977)	(11,864)

Loss before income taxes	$(20,748)	$(129,137)

Retail floor plan interest expense not charged to retail EBIT totaled $0.5 million and $0.9 million for the three and six months ended June 28, 2003 and $0.9 million and $2.3 million for the three and six months ended June 29, 2002, respectively. Financial services interest expense on warehouse borrowings charged to financial services loss totaled $70,000 and $289,000 for the three and six months ended June 28, 2003. Financial services loss for the three and six months ended June 28, 2003 included a lower of cost or market loss of $0.3 million and $5.7 million, respectively, for finance loans sold or held for sale.

For the three and six months ended June 29, 2002, retail EBIT included $1.9 million of non-cash fixed asset impairment charges and $3.0 million of lease termination and other costs associated with closures of retail sales centers.

15.	In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognized at the date of an entity’s commitment to an exit plan as previously required in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 by the Company at the beginning of fiscal 2003 had no significant impact on the Company’s financial statements for the three and six months ended June 28, 2003. In future periods, SFAS No. 146 may impact the manner in which the Company reports certain restructuring activities, including lease termination costs, employee severance and other exit activities. These charges will generally be recognized when the liability is incurred.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that an issuer of certain types of financial instruments with characteristics of both liabilities and equity classify the financial instruments as liabilities. The following three types of financial instruments are required to be reported as liabilities by the issuer: (i) mandatorily redeemable instruments, (ii) forward purchase contracts, written put options, and other financial instruments in the form of shares that either obligate or may obligate the issuer to settle its obligations for cash or by transferring other assets, and (iii) certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a monetary value at inception that (a) is fixed, (b) is tied to a market index or other benchmark or (c) varies inversely with the fair value of the equity shares. Historically, these types of instruments have been reported as liabilities, equity or between liabilities and equity. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the Company’s fiscal 2003 third quarter. The adoption of SFAS No. 150 by the Company in the third quarter of 2003 is expected to have no significant impact on the Company’s financial statements.

16.	Substantially all subsidiaries of CHB are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. In addition, CHB is a guarantor and substantially all of its subsidiaries are guarantors of the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.

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

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 28, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net revenues	$—	$60,793	$257,802	$11,961	$(34,454)	$296,102
Cost of sales	—	52,233	219,856	8,982	(34,600)	246,471
Selling, general and administrative expenses	—	9,603	32,100	1,516	—	43,219
Financial services operating costs	—	—	1,421	684	872	2,977
Loss on finance loans sold or held for sale	—	—	(117)	—	395	278
Gain on debt retirement	(7,130)	—	—	—	—	(7,130)

Total costs and expenses	(7,130)	61,836	253,260	11,182	(33,333)	285,815

Operating income (loss)	7,130	(1,043)	4,542	779	(1,121)	10,287
Interest income	2,780	2,951	385	9	(5,786)	339
Interest expense	(2,780)	(3,874)	(6,249)	(132)	5,786	(7,249)

Income (loss) before income taxes	7,130	(1,966)	(1,322)	656	(1,121)	3,377
Income tax expense (benefit)	403	(9,521)	10,423	(955)	—	350

Loss before equity in income (loss) of consolidated subsidiaries	6,727	7,555	(11,745)	1,611	(1,121)	3,027
Equity in income (loss) of consolidated subsidiaries	(2,579)	(10,134)	—	—	12,713	—

Net income (loss)	$4,148	$(2,579)	$(11,745)	$1,611	$11,592	$3,027

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 28, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net revenues	$—	$109,935	$470,506	$22,161	$(61,975)	$540,627
Cost of sales	—	97,258	406,120	16,149	(62,600)	456,927
Selling, general and administrative expenses	—	20,481	68,640	2,761	—	91,882
Financial services operating costs	—	—	4,342	1,445	657	6,444
Loss on finance loans sold or held for sale	—	—	3,533	—	2,156	5,689
Gain on debt retirement	(12,555)	(1,278)	—	—	—	(13,833)

Total costs and expenses	(12,555)	116,461	482,635	20,355	(59,787)	547,109

Operating income (loss)	12,555	(6,526)	(12,129)	1,806	(2,188)	(6,482)
Interest income	5,886	5,944	911	98	(11,953)	886
Interest expense	(5,886)	(7,856)	(12,870)	(493)	11,953	(15,152)

Income (loss) before income taxes	12,555	(8,438)	(24,088)	1,411	(2,188)	(20,748)
Income tax expense (benefit)	403	(9,521)	7,423	(655)	—	(2,350)

Loss before equity in income (loss) of consolidated subsidiaries	12,152	1,083	(31,511)	2,066	(2,188)	(18,398)
Equity in income (loss) of consolidated subsidiaries	(28,362)	(29,445)	—	—	57,807	—

Net income (loss)	$(16,210)	$(28,362)	$(31,511)	$2,066	$55,619	$(18,398)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of June 28, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$118,334	$1,125	$9,977	$—	$129,436
Restricted cash	—	310	200	552	—	1,062
Accounts receivable, trade	—	10,486	38,614	4,090	(7,100)	46,090
Inventories	—	10,951	109,955	1,878	(2,250)	120,534
Finance loans held for sale, net	—	—	4,813	12,740	301	17,854
Other current assets	—	9,302	90,282	470	(83,071)	16,983

Total current assets	—	149,383	244,989	29,707	(92,120)	331,959

Property, plant and equipment, net	—	29,147	88,167	2,148	—	119,462
Goodwill, net	—	—	164,324	721	—	165,045
Investment in consolidated subsidiaries	85,346	369,501	135,130	6,871	(596,848)	—
Other non-current assets	1,418	10,382	2,485	9,211	—	23,496

	$86,764	$558,413	$635,095	$48,658	$(688,968)	$639,962

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$19,358	$95	$—	$19,453
Accounts payable	—	10,354	33,806	1,872	—	46,032
Short-term borrowings	—	7,000	—	—	—	7,000
Warehouse proceeds structured as collateralized borrowings	—	—	—	10,024	—	10,024
Accrued warranty obligations	—	5,978	33,932	750	—	40,660
Accrued volume rebates	—	7,608	20,058	1,383	(100)	28,949
Other current liabilities	1,315	125,685	46,799	1,353	(83,281)	91,871

Total current liabilities	1,315	156,625	153,953	15,477	(83,381)	243,989

Long-term liabilities
Long-term debt	134,450	142,474	13,704	24	—	290,652
Other long-term liabilities	—	36,073	16,941	126	—	53,140

	134,450	178,547	30,645	150	—	343,792

Intercompany balances	(96,601)	(102,926)	533,449	1,826	(335,748)	—
Redeemable convertible preferred stock	13,568	—	—	—	—	13,568
Shareholders’ equity
Common stock	56,777	1	59	4	(64)	56,777
Capital in excess of par value	72,978	613,336	273,218	33,723	(920,277)	72,978
Accumulated deficit	(95,723)	(287,170)	(356,229)	(1,871)	650,502	(90,491)
Accumulated other comprehensive income (loss)	—	—	—	(651)	—	(651)

Total shareholders’ equity	34,032	326,167	(82,952)	31,205	(269,839)	38,613

	$86,764	$558,413	$635,095	$48,658	$(688,968)	$639,962

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 28, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities:	$2,213	$76,825	$(22,583)	$1,780	$—	$58,235

Cash flows from investing activities:
Acquisitions and deferred purchase price payments	—	—	(3,882)	—	—	(3,882)
Additions to property and equipment	—	(418)	(2,455)	(195)	—	(3,068)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(343)	—	(343)
Investments in and advances to consolidated subsidiaries	20,854	(67,913)	26,231	20,828	—	—
Proceeds on disposal of fixed assets	—	694	2,782	1,600	—	5,076

Net cash provided by (used for) investing activities	20,854	(67,637)	22,676	21,890	—	(2,217)

Cash flows from financing activities:
Increase (decrease) in floor plan payable, net	—	—	2,594	(288)	—	2,306
Proceeds from short-term borrowings	—	7,000	—	—	—	7,000
Repayment of long-term debt	—	(83)	(198)	(45)	—	(326)
Purchase of Senior Notes	(22,599)	(13,231)	—	—	—	(35,830)
Proceeds from warehouse facility	—	—	—	17,987	—	17,987
Repayment of warehouse facility	—	—	—	(43,528)	—	(43,528)
Increase in deferred financing costs	—	(2,342)	—	—	—	(2,342)
Decrease in restricted cash	—	49,174	549	1,515	—	51,238
Dividends paid on preferred stock	(768)	—	—	—	—	(768)
Common stock issued, net	300	—	—	—	—	300

Net cash provided by (used for) financing activities	(23,067)	40,518	2,945	(24,359)	—	(3,963)

Net increase (decrease) in cash and cash equivalents	—	49,706	3,038	(689)	—	52,055
Cash and cash equivalents at beginning of period	—	68,628	(1,913)	10,666	—	77,381

Cash and cash equivalents at end of period	$—	$118,334	$1,125	$9,977	$—	$129,436

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 29, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net revenues	$—	$74,508	$326,463	$9,335	$(48,800)	$361,506
Cost of sales	—	63,994	278,544	7,562	(48,800)	301,300
Selling, general and administrative expenses	—	13,421	50,315	2,057	—	65,793
Financial services operating costs	—	—	1,927	—	—	1,927
Goodwill impairment charges	—	—	97,000	—	—	97,000
Restructuring charges	—	—	4,900	—	—	4,900
Gain on debt retirement	(5,870)	—	—	—	—	(5,870)

Total costs and expenses	(5,870)	77,415	432,686	9,619	(48,800)	465,050

Operating income (loss)	5,870	(2,907)	(106,223)	(284)	—	(103,544)
Interest income	3,329	—	299	33	(3,060)	601
Interest expense	(3,329)	(3,179)	(4,151)	(49)	3,060	(7,648)

Income (loss) before income taxes	5,870	(6,086)	(110,075)	(300)	—	(110,591)
Income tax expense	2,230	10,537	72,524	3,409	—	88,700

Income (loss) before equity in income (loss) of consolidated subsidiaries	3,640	(16,623)	(182,599)	(3,709)	—	(199,291)
Equity in income (loss) of consolidated subsidiaries	(202,931)	(186,308)	—	—	389,239	—

Net loss	$(199,291)	$(202,931)	$(182,599)	$(3,709)	$389,239	$(199,291)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 29, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net revenues	$—	$139,845	$600,614	$16,624	$(89,200)	$667,883
Cost of sales	—	121,975	516,776	13,617	(89,200)	563,168
Selling, general and administrative expenses	—	29,024	90,803	4,204	—	124,031
Financial services operating costs	—	—	1,927	—	—	1,927
Goodwill impairment charges	—	—	97,000	—	—	97,000
Restructuring charges	—	—	4,900	—	—	4,900
Gain on debt retirement	(5,870)	—	—	—	—	(5,870)

Total costs and expenses	(5,870)	150,999	711,406	17,821	(89,200)	785,156

Operating income (loss)	5,870	(11,154)	(110,792)	(1,197)	—	(117,273)
Interest income	7,193	—	832	205	(7,011)	1,219
Interest expense	(7,193)	(3,201)	(9,585)	(115)	7,011	(13,083)

Income (loss) before income taxes	5,870	(14,355)	(119,545)	(1,107)	—	(129,137)
Income tax expense	2,230	7,467	69,203	3,100	—	82,000

Income (loss) before equity in income (loss) of consolidated subsidiaries	3,640	(21,822)	(188,748)	(4,207)	—	(211,137)
Equity in income (loss) of consolidated subsidiaries	(214,777)	(186,308)	—	—	401,085	—

Net loss	$(211,137)	$(208,130)	$(188,748)	$(4,207)	$401,085	$(211,137)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of December 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$68,628	$(1,913)	$10,666	$—	$77,381
Restricted cash	—	31,041	749	2,067	—	33,857
Accounts receivable, trade	—	8,802	26,280	749	(7,200)	28,631
Inventories	—	10,677	100,048	2,377	(1,750)	111,352
Other current assets	—	80,742	87,733	1,459	(80,387)	89,547

Total current assets	—	199,890	212,897	17,318	(89,337)	340,768

Finance loans held for investment, net	—	—	3,294	46,448	2,301	52,043
Property, plant and equipment, net	—	30,435	94,211	2,998	—	127,644
Goodwill, net	—	—	164,324	1,113	—	165,437
Investment in consolidated subsidiaries	131,970	405,726	108,593	8,364	(654,653)	—
Restricted cash	—	18,443	—	—	—	18,443
Other non-current assets	1,949	9,435	3,460	8,912	—	23,756

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$16,764	$383	$—	$17,147
Accounts payable	—	8,529	27,763	1,423	(100)	37,615
Warehouse proceeds structured as collateralized borrowings	—	—	—	35,565	—	35,565
Accrued warranty obligations	—	6,172	36,406	561	—	43,139
Accrued volume rebates	—	10,328	23,449	1,333	(100)	35,010
Other current liabilities	2,102	119,420	50,358	3,075	(80,287)	94,668

Total current liabilities	2,102	144,449	154,740	42,340	(80,487)	263,144

Long-term liabilities
Long-term debt	170,000	157,547	13,996	69	—	341,612
Other long-term liabilities	—	35,637	21,003	114	—	56,754

	170,000	193,184	34,999	183	—	398,366

Intercompany balances	(99,193)	(28,233)	462,564	609	(335,747)	—
Redeemable convertible preferred stock	29,256	—	—	—	—	29,256
Shareholders’ equity
Common stock	52,658	1	60	3	(64)	52,658
Capital in excess of par value	54,666	613,336	259,134	47,804	(920,274)	54,666
Accumulated deficit	(75,570)	(258,808)	(324,718)	(3,937)	594,883	(68,150)
Accumulated other comprehensive income (loss)	—	—	—	(1,849)	—	(1,849)

Total shareholders’ equity	31,754	354,529	(65,524)	42,021	(325,455)	37,325

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 29, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities:	$(9,609)	$(2,734)	$(7,389)	$1,502	$—	$(18,230)

Cash flows from investing activities:
Acquisitions and deferred purchase price payments	—	—	(8,050)	—	—	(8,050)
Originations of loans held for sale	—	—	(6,145)	—	—	(6,145)
Additions to property and equipment	—	(362)	(2,359)	(136)	—	(2,857)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(1,139)	—	(1,139)
Investments in and advances to consolidated subsidiaries	(51,762)	(33,134)	81,711	3,185	—	—
Proceeds on disposal of fixed assets	—	—	3,069	—	—	3,069

Net cash provided by (used for) investing activities	(51,762)	(33,496)	68,226	1,910	—	(15,122)

Cash flows from financing activities:
Increase (decrease) in floor plan payable, net	—	—	(60,251)	77	—	(60,174)
Payment of long-term debt	—	(25)	(389)	(26)	—	(440)
Proceeds from Senior Notes	—	145,821	—	—	—	145,821
Purchase of Senior Notes	(23,750)	—	—	—	—	(23,750)
Proceeds from warehouse borrowings	—	—	2,103	—	—	2,103
Increase in deferred financing costs	—	(1,466)	(1,800)	—	—	(3,266)
Increase in restricted cash	—	(34,943)	(624)	(5)	—	(35,572)
Preferred stock issued, net	23,810	—	—	—	—	23,810
Common stock issued, net	1,000	—	—	—	—	1,000

Net cash provided by (used for) financing activities	1,060	109,387	(60,961)	46	—	49,532

Net increase (decrease) in cash and cash equivalents	(60,311)	73,157	(124)	3,458	—	16,180
Cash and cash equivalents at beginning of period	60,311	(249)	3,006	6,388	—	69,456

Cash and cash equivalents at end of period	$—	$72,908	$2,882	$9,846	$—	$85,636

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations
Three and Six Months Ended June 28, 2003
versus the Three and Six Months Ended June 29, 2002

     During 2003, our revenues and operating results continued to be affected by challenging industry conditions including limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers and an uncertain economic outlook. Since the industry downturn began in mid-1999 we have closed 34 manufacturing facilities, including two consolidated in the second quarter 2003 and one in the first quarter of 2003, and since mid-2000 we have closed 239 retail sales locations to eliminate under-performing operations and rationalize our operations and capacity for industry conditions.

     According to data reported by the Institute for Building Technology and Safety (formerly the National Conference of States on Building Codes and Standards), U.S. industry wholesale shipments of HUD code homes for the first half of 2003 declined 26% from shipments in the comparable 2002 period. Based on data reported by Statistical Surveys, Inc. and our estimates, we believe that industry retail sales of new homes in the first five months of 2003 dropped approximately 20% from prior year levels.

Consolidated

	Three Months Ended

	June 28,	June 29,	%
	2003	2002	Change

	(Dollars in millions)
Net revenues
Manufacturing net sales	$263.1	$313.7	(16%)
Retail net sales	67.0	96.6	(31%)
Less: intercompany sales	(34.5)	(48.8)

Total net sales	295.6	361.5	(18%)
Financial services revenues	0.5	—

Total net revenues	$296.1	$361.5	(18%)

Gross margin (net sales less cost of sales)	$49.2	$60.2	(18%)
Selling, general and administrative expenses (“SG&A”)	43.2	65.8	(34%)
Financial services operating costs	3.0	1.9
Loss on finance loans sold or held for sale	0.3	—
Gain on debt retirement	(7.1)	(5.9)
Goodwill impairment charges	—	97.0
Restructuring charges	—	4.9
Operating income (loss)	$10.3	$(103.5)	110%
Gross margin as a percent of net sales	16.6%	16.7%
SG&A as a percent of net sales	14.6%	18.2%
Operating income (loss) as a percent of net revenues	3.5%	(28.6%)

	Six Months Ended

	June 28,	June 29,	%
	2003	2002	Change

	(Dollars in millions)
Net revenues
Manufacturing net sales	$472.3	$580.4	(19%)
Retail net sales	128.1	176.7	(27%)
Less: intercompany sales	(62.0)	(89.2)

Total net sales	538.4	667.9	(19%)
Financial services revenues	2.2	—

Total net revenues	$540.6	$667.9	(19%)

	Six Months Ended

	June 28,	June 29,	%
	2003	2002	Change

	(Dollars in millions)
Gross margin (net sales less cost of sales)	$81.5	$104.7	(22%)
Selling, general and administrative expenses	91.9	124.1	(26%)
Financial services operating costs	6.4	1.9
Loss on finance loans sold or held for sale	5.7	—
Gain on debt retirement	(13.8)	(5.9)
Goodwill impairment charges	—	97.0
Restructuring charges	—	4.9
Operating loss	$(6.5)	$(117.3)	94%
Gross margin as a percent of net sales	15.1%	15.7%
SG&A as a percent of net sales	17.1%	18.6%
Operating loss as a percent of net revenues	(1.2%)	(17.6%)

     Net sales for the quarter and year to date periods ended June 28, 2003 decreased from the same periods in 2002 due primarily to operating fewer retail sales centers and manufacturing facilities and decreasing manufacturing and retail sales volumes, partially offset by sales price increases in both the manufacturing and retail segments. At June 28, 2003, we were operating 34 manufacturing facilities and 115 sales centers compared to 46 manufacturing facilities and 208 sales centers at June 29, 2002. Sales in the first half of 2003 were affected by industry conditions including limited availability of consumer financing and floor plan inventory financing, continuing high levels of industry consumer repossessions and an uncertain economic outlook.

     Gross margin for the three months ended June 28, 2003 declined $11.0 million from the comparable quarter of 2002, which was due to lower sales volumes in 2003 versus 2002. Gross margin as a percent of sales for the quarter was comparable to the prior year quarter. Gross margin dollars for the six months ended June 28, 2003 declined $23.2 million from the comparable period of 2002 primarily due to the $129 million decline in consolidated net sales. Gross margin as a percent of sales for the six-month period declined versus the prior year six-month period due to manufacturing inefficiencies from lower manufacturing production volumes in the first quarter of 2003, partially offset by increased wholesale and retail average sales prices.

     Second quarter 2003 selling, general and administrative expenses (“SG&A”) declined by $22.6 million or 34% primarily due to the reduction in sales and the operation of 26% fewer manufacturing facilities and 45% fewer sales centers. The current quarter SG&A decreased as a percentage of sales compared to the second quarter 2002 due to eliminating the SG&A at under-performing plants and sales centers as a result of their closure during 2002. SG&A for the six-month period ended June 28, 2003 decreased 26% versus the prior year, primarily due to the same factors that affected the second quarter as discussed above. SG&A for the three and six months in 2003 also included gains of $0.8 and $1.8 million, respectively, from the sale of idled manufacturing facilities and a retail sales center. Year-to-date 2003 SG&A also included an increase in the wholesale repurchase reserve totaling $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. During the second quarter of 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to the Company for a longer period of time.

     Finance loans receivable were held for investment at December 28, 2002, and were stated at the aggregate remaining unpaid principal balances, plus deferred loan origination costs, less deferred loan origination fees and allowance for loan losses. During 2003, finance loans receivable were reclassified to held for sale upon the Company’s decision to sell the majority of its finance loans to reduce borrowings on the warehouse line and generate cash. As a result, during the three and six months ended June 28, 2003, we recorded $0.3 million and $5.7 million, respectively, for losses on finance loans sold or held for sale. In the second quarter 2003, we sold loans with a face value of $59.7 million for approximately $54.1 million, comparable to the carrying value of the loans, net of the lower of cost or market reserve. The sale of loans provided net cash of $11.9 million after paying down $42.2 million of warehouse line borrowings.

     For the three months ended June 28, 2003, operating results included a gain on extinguishment of debt totaling $7.1 million as we purchased and retired $22.7 million of our Senior Notes due 2009 for $15.3 million. For the six months then ended, the gain on extinguishment of debt totaled $13.8 million for the purchase and retirement of $35.6 million of our Senior Notes due 2009 and $15.0 million of our Senior Notes due 2007 for total payments of

$35.8 million. In the second quarter 2002, the Company purchased and retired $30.0 million of our Senior Notes due 2009 for approximately $23.8 million and recognized a gain of $5.9 million. During the quarter ended June 29, 2002, we re-evaluated our goodwill and deferred tax assets and as a result recorded pretax non-cash charges of $97 million for retail goodwill impairments and $120 million for a deferred tax asset valuation allowance. The operating loss for the three and six months ended June 29, 2002 also included $1.9 million for fixed asset impairment charges and $3.0 million for lease termination and other costs related to the closing of 34 retail sales centers in the second quarter 2002.

Manufacturing Operations

     We evaluate the performance of our manufacturing segment based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”), excluding goodwill impairment charges.

	Three Months Ended

	June 28,	June 29,	%
	2003	2002	Change

Net sales (in millions)	$263.1	$313.7	(16%)
EBIT (in millions)	$13.0	$10.4	25%
EBIT margin %	4.9%	3.3%
Homes sold	6,925	9,124	(24%)
Floors sold	13,131	16,778	(22%)
Multi-section mix	85%	80%
Average home price	$36,500	$33,000	11%

	Six Months Ended

	June 28,	June 29,	%
	2003	2002	Change

Net sales (in millions)	$472.3	$580.4	(19%)
EBIT (in millions)	$6.2	$11.7	(48%)
EBIT margin %	1.3%	2.0%
Homes sold	12,596	16,869	(25%)
Floors sold	23,849	31,213	(24%)
Multi-section mix	84%	81%
Average home price	$36,100	$33,100	9%
Manufacturing facilities at period end	34	46	(26%)

     Manufacturing net sales for the quarter ended June 28, 2003 decreased 16% compared to the second quarter of 2002 as a result of selling 24% fewer homes, partially offset by an 11% increase in the average selling price. With the closure of two manufacturing facilities during the second quarter, we were operating 26% fewer facilities at the end of the second quarter 2003 versus 2002. For the quarter ended June 28, 2003, our shipments of HUD code homes declined 27% from shipments a year earlier and our shipments of non-HUD code homes were comparable to shipments in the second quarter of 2002. Manufacturing sales for the six months ended June 28, 2003 decreased 19% compared to the same period last year due to a 25% decrease in the number of homes sold partially offset by a 9% increase in average home selling price. Year-to-date manufacturing sales volume was affected by operating fewer manufacturing facilities, a reduced number of Company-owned retail sales centers and industry conditions, including the effects of limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers and an uncertain economic outlook.

     Manufacturing EBIT in the second quarter of 2003 increased $2.6 million or 25% from the prior year period despite the $50.6 million decline in segment sales. The reduction in manufacturing gross margin dollars as a result of lower sales and operating fewer plants was offset by the reduction in SG&A costs resulting from the closure of under-performing plants in 2002 and 2003. Additionally, during the quarter gross margin as a percent of sales improved slightly and a gain of $0.7 was realized from the sale of one idle facility. Manufacturing EBIT for the six months ended June 28, 2003 declined $5.6 million from the same period in 2002 primarily due to the poor results in the first quarter of 2003 which were affected by inefficiencies from lower production volumes and a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer. Year-to-date 2003 results were also affected by an increase in the average sales price per home and a gain of $1.6 million from the sale of two idle manufacturing facilities.

     Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for housing at June 28, 2003 totaled approximately $48 million at the 34 plants then operated, compared to $26 million at 46 plants at June 29, 2002. A majority of the year-over-year increase in unfilled orders was concentrated in four geographic areas.

Retail Operations

We evaluate the performance of our retail segment based on EBIT, excluding goodwill impairment charges.

	Three Months Ended

	June 28,	June 29,	%
	2003	2002	Change

Total net sales (in millions)	$67.0	$96.6	(31%)
EBIT (in millions)	$(0.7)	$(13.8)	95%
EBIT margin %	(1.1%)	(14.3%)
New homes sold	821	1,430	(43%)
Pre-owned homes sold	292	376	(22%)
Total homes sold	1,113	1,806	(38%)
% Champion-produced new homes sold	93%	96%
New home multi-section mix	85%	78%
Average new home price	$75,400	$62,600	20%
Average number of new homes sold per sales center per month	2.3	2.1	10%
Average number of new homes sold per sales center per month - 115 ongoing locations	2.3	2.6	(12%)

	Six Months Ended

	June 28,	June 29,	%
	2003	2002	Change

Total net sales (in millions)	$128.1	$176.7	(27%)
EBIT (in millions)	$(3.4)	$(21.9)	84%
EBIT margin %	(2.7%)	(12.4%)
New homes sold	1,598	2,624	(39%)
Pre-owned homes sold	600	723	(17%)
Total homes sold	2,198	3,347	(34%)
% Champion-produced new homes sold	95%	95%
New home multi-section mix	84%	78%
Average new home price	$73,900	$62,100	19%
Average number of new homes sold per sales center per month	2.3	1.9	21%
Average number of new homes sold per sales center per month - 115 ongoing locations	2.3	2.4	(4%)
Average number of new homes in inventory per sales center at period end	14.7	14.4	2%
Sales centers at period end	115	208	(45%)

     Retail sales for the three and six months ended June 28, 2003 decreased 31% and 27%, respectively, versus the same periods last year due to a decline in new home sales, partially offset by a higher average selling price. The decrease in net sales and homes sold is due to operating fewer sales centers. During the second quarter we operated an average of 117 sales centers, 48% lower than the average of 225 sales centers operated in the second quarter of 2002. The average number of new homes sold per sales center per month during the second quarter of 2003 and year-to-date period increased versus last year primarily due to the closure of under-performing locations during 2002. The decrease in the average number of new homes sold per sales center per month during the second quarter of 2003 for ongoing locations reflects the continuing difficult market conditions and limited consumer financing availability. The 20% increase in average new home selling price resulted from the sale of a greater proportion of higher-priced, multi-section homes and homes with more add-ons, improvements and accessories.

     Retail EBIT for the three and six months ended June 28, 2003 improved by $13.1 million and $18.5 million, respectively, compared to the same periods in 2002, primarily due to the closure of under-performing sales centers in 2002. In addition, 2002 results included restructuring charges of $1.9 million for fixed asset impairment charges and $3.0 million for lease termination and other costs related to the closing of 34 retail sales centers. Gross profit during the quarter and year-to-date period declined approximately $5.9 million and $9.4 million, respectively, due to the reduction in sales volume, while SG&A declined approximately $14.1 million and $23.0 million, respectively, due to operating fewer sales centers in 2003.

Financial Services

     During the three and six months ended June 28, 2003, the financial services segment originated $12.7 million and $27.9 million of loans, respectively. The segment’s operating results include losses of $0.3 million and $5.7 million, respectively, for the three and six months ended June 28, 2003 on finance loans sold or loans held for sale marked to market value.

     Finance loans receivable, which were classified as held for investment at December 28, 2002, were reclassified to held for sale in the first quarter of 2003 upon the Company’s decision to sell the majority of its finance loans to reduce borrowings on the warehouse line and generate cash. In the second quarter 2003, we sold loans with a face amount of $59.7 million for approximately $54.1 million, comparable to the carrying value of the loans, net of the lower of cost or market reserve. The sale of loans provided net cash of $11.9 million after paying down $42.2 million of warehouse line borrowings. Subsequent to quarter end, in July 2003, we sold loans with a face value of $16.4 million for approximately $15.6 million. The sale of these loans provided net cash of $5.6 million after paying down $10.0 million of warehouse line borrowings.

     As discussed below in Strategic Initiatives and Subsequent Events, in July 2003 the Company decided to discontinue its consumer finance operation. Charges not to exceed $12 million are expected to be incurred in connection with the closure but are not expected to adversely affect the Company’s cash flows.

Restructuring Charges

     During the six months ended June 28, 2003 we closed three manufacturing facilities, three retail sales centers and one finance segment administrative office but incurred no significant restructuring costs. As of June 28, 2003, accrued but unpaid restructuring costs totaled $1.9 million compared to $2.5 million at December 28, 2002, primarily for lease commitments at retail locations closed in 2002.

Interest Expense

     Interest expense decreased by $0.4 million for the three months ended June 28, 2003 versus the same period last year primarily due to reduced debt under our Senior Notes due 2007 and 2009. Interest expense for the six months ended June 28, 2003 increased by $2.1 million versus the same period last year, primarily due to our 11.25% Senior Notes due 2007 which were issued in April 2002, partially offset by reduced debt under our Senior Notes due to repurchases and reduced levels of floor plan borrowings.

Income Taxes

     We began providing a 100% valuation allowance for our deferred tax assets in the quarter ended June 29, 2002. Deferred tax assets will continue to require a 100% valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback period for net operating losses. The Company has no taxable income available in this carryback period. Therefore, any net operating losses incurred in 2003 will become tax loss carryforwards that will be available to offset future taxable income. The effective tax rate for the six months ended June 28, 2003 differs from the 35% federal statutory rate primarily because of the 100% valuation allowance for deferred taxes which offsets any deferred tax benefits resulting from tax loss carryforwards in the period, partially offset by a $3.0 million tax benefit for a reduction in the valuation allowance, as discussed below. The effective tax rate for the six months ended June 2002 differed from the federal statutory rate primarily because of the valuation allowance for deferred taxes, state income taxes and non-deductible items.

     The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002, based on year-end estimates of the tax deductibility of certain costs and charges. As a result of the completion and filing of the 2002 federal income tax return in April 2003, the Company received tax refunds totaling $63.5 million in the second quarter of 2003. These refunds exceeded by approximately $3.0 million the estimate made as of December 28, 2002, resulting in a $3.0 million reduction of deferred tax assets during the quarter ended March 29, 2003. As a result, during the quarter ended March 29, 2003, a tax benefit of $3.0 million was recorded for the related reduction in the 100% valuation allowance.

Contingent Repurchase Obligations

     We are contingently obligated under repurchase agreements with certain lending institutions that provide wholesale floor plan financing to our independent retailers. We use information which is available only from the primary national floor plan lenders to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative retail inventory financing sources, the estimate of our contingent repurchase obligation may not be precise. At June 28, 2003 we estimate our contingent repurchase obligation was approximately $265 million, without reduction for the resale value of the homes. For the six months ended June 28, 2003, we paid $3.4 million and incurred losses of $0.6 million from the repurchase of 94 homes. In the same period last year, we paid $2.9 million and incurred losses of $0.5 million from the repurchase of 100 homes. Our estimated contingent repurchase obligation has been declining during this downturn due to reduced sales and inventory at our independent retailers and due to an estimated 50% of independent retailer inventory being financed at local banks, with whom we do not always enter into repurchase agreements. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. During the second quarter of 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to the Company for a longer period of time.

Liquidity and Capital Resources

     Unrestricted cash balances totaled $129.4 million at June 28, 2003. For the six months ended June 28, 2003, net cash of $30.6 million was provided by operations (including $63.7 million from income tax refunds), $53.8 million was provided from the sale of finance loans receivable, $51.2 million was provided by decreases in our restricted cash balances, $18.0 million of net proceeds from sales of consumer loans into the warehouse facility, $7.0 million of short-term borrowings under our credit facility and $5.1 million of proceeds from the sale of two closed manufacturing facilities, a retail sales center and one development operation. Expenditures during the period included $43.5 million to repay the warehouse facility for finance loans sold, $35.8 million for the repurchase of Senior Notes, $27.9 million to originate consumer loans, $3.9 million for acquisition related payments, $3.1 million for capital improvements and $2.3 million for deferred financing costs.

     During 2003, accounts receivable increased by $17.5 million, inventories increased by $9.2 million and accounts payable increased by $8.4 million primarily due to year-end levels generally being low due to seasonality, holidays and vacations. Other current assets decreased primarily due to the receipt of $63.7 million in income tax refunds and the release of $9.6 million of cash collateral deposits previously provided for surety bond requirements.

     During the six months ended June 28, 2003, the following transactions were completed:

•	We finalized a $75 million revolving credit facility.

•	We purchased and retired $35.6 million of our Senior Notes due 2009 and $15.0 million of our Senior Notes due 2007 for total payments of $35.8 million.

•	We sold finance loans with a face value of approximately $59.7 million for approximately $54.1 million at which time warehouse line borrowings were reduced by $42.2 million. We received net proceeds of $11.9 million after the warehouse line pay down and payment of certain expenses.

•	We amended and renewed our warehouse facility that supports our finance company’s operations. The renewed facility is for $75 million and has a one-year term and revised terms. This facility is expected to be terminated in the third quarter of 2003 as a result of our decision to discontinue our consumer finance operation.

•	We received tax refunds totaling $63.5 million from the filing of our 2002 federal income tax return and the carryback of the 2002 net operating loss.

     Subsequent to quarter end, in July 2003, we sold finance loans with a face value of approximately $16.4 million for approximately $15.6 million at which time warehouse line borrowings were reduced by $10.0 million. The net proceeds from this transaction were $5.6 million, after pay down of the warehouse line and payment of certain expenses.

     In January 2003, we finalized a committed three-year, $75 million revolving credit facility to use for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require us, only in the event that liquidity, as defined, falls below $35 million, to maintain certain levels of earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes (“EBITDA”) and certain ratios of EBITDA to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period and cash losses under wholesale repurchase obligations. The financial covenants that are required in the event that our liquidity falls below $35 million are as follows:

Required ratio
	Required	of EBITDA to
Period	EBITDA	fixed charges

6 months ended June 28, 2003	$14.5 million	0.437 to 1
9 months ended September 27, 2003	$32.4 million	0.663 to 1
12 months ended January 3, 2004	$45.2 million	1.0 to 1
Each 12 month period ending on a fiscal quarter end thereafter	$45.2 million	1.0 to 1

     For the six months ended June 28, 2003, our EBITDA was a negative $8.1 million and our ratio of EBITDA to fixed charges was a negative 0.29 to 1. At June 28, 2003 our liquidity was $133 million and we expect, over the next 12 months, to maintain liquidity at or in excess of the $35 million threshold. Thus, while our operating results may continue to be below the required levels of EBITDA and ratios of EBITDA to fixed charges, these covenant requirements are not expected to be in effect.

     In addition, the facility contains covenants that limit our ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem our common stock. As of June 28, 2003, availability under the facility was $71.8 million, there were $61.9 million of letters of credit and $7.0 million of borrowings outstanding under the facility and liquidity was in excess of $35 million such that no financial covenants were in effect. We expect to utilize availability under this facility principally for letters of credit.

     Upon completion of our $75 million credit facility, substantially all of the fully cash collateralized letters of credit were terminated, resulting in the release to the Company of restricted cash of $49.8 million that had been held as collateral. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral for surety bonds with letters of credit under the new credit facility.

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

     In April 2003, the Company completed an amendment and renewal of the $150 million warehouse facility that expired in April 2003 at a reduced size of $75 million. The warehouse facility is maintained for a consolidated third party special purpose entity to support the Company’s consumer finance operations. In July 2003, borrowings under the warehouse facility were substantially repaid through the proceeds from the sale of loans with a face value totaling $16.4 million. As discussed in Strategic Initiatives and Subsequent Events, in July the Company decided to discontinue its consumer finance operation. As a result the warehouse facility is expected to be terminated during the third quarter of 2003.

     We have two floor plan facilities with total availability of $21 million, of which $17.8 million was outstanding at June 28, 2003. A $15 million floor plan financing facility contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the revolving credit facility, at each fiscal month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of June 28, 2003, we had approximately $13.7 million outstanding under this facility and were in compliance with the covenant.

     We plan to spend less than $10 million in 2003 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term.

     Contingent liabilities and obligations

     We had significant contingent liabilities and obligations at June 28, 2003, including estimated wholesale repurchase obligations totaling approximately $265 million (without reduction for the resale value of the homes), surety bonds and letters of credit totaling $98 million and guarantees by certain of our consolidated subsidiaries of $5.7 million of debt of unconsolidated subsidiaries. In addition, as of June 28, 2003, the Company was contingently liable for up to $7.5 million under an unconditional guaranty of a consolidated third party special purpose entity’s $75 million warehouse facility to support our finance company’s operations. At June 28, 2003, $10.0 million was outstanding under the warehouse facility, which was reflected in our consolidated balance sheet.

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

     Summary of liquidity and capital resources

     At June 28, 2003, our unrestricted cash balances totaled $129.4 million and we had unused availability of $2.9 million on our $75 million credit facility and $3.2 million of unused availability under our two floor plan lines. In July, 2003 we received net proceeds of $5.6 million from the sale of finance loans with a face value of $16.4 million. Therefore, total cash available from these sources was approximately $140 million. This level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next 12 months. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Strategic Initiatives and Subsequent Events

     In July 2003, we engaged the performance improvement group of AlixPartners LLC to perform a review for potential improvements to our operating performance. The study includes looking at all aspects of the Company’s operations and may result in the closing of additional manufacturing facilities and retail sales centers during the third and fourth quarters of 2003. Any such closures would likely result in fixed asset impairment charges, severance costs and other charges and would trigger an evaluation of goodwill that could result in goodwill impairment charges.

     In July 2003, we decided to discontinue our consumer finance operation. While we are evaluating various exit strategies we currently estimate that we will record charges not to exceed $12 million in the third quarter of 2003, including a non-cash charge of approximately $5 million primarily reflecting the impairment of goodwill.

     In July 2003, certain of our executive officers terminated employment with the Company. These terminations will result in certain charges which will be recorded in the third quarter of 2003, although the amounts have not yet been determined.

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

     Income Taxes: Deferred Tax Assets and Income Tax Refunds

     Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We incurred pretax losses in 2002, 2001 and 2000. Additionally, the manufactured housing industry continues to be challenged by limited availability of consumer and floor plan financing, high industry consumer repossession levels and an uncertain economic outlook, resulting in a continued decline in manufacturing shipments and retail sales. After consideration of these factors, beginning in the second quarter of 2002, we have provided a 100% valuation allowance against our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

     Because provisions in the tax law allowed us to receive a carryback refund for taxable losses incurred in 2002, in determining the amount of the deferred tax asset valuation allowance at December 28, 2002 we had to estimate the current tax deductibility of certain costs and charges. Differences between those estimates and actual values determined during the preparation of the income tax return, which was filed in April 2003, were reflected as a $3.0 million tax benefit in results of operations in the quarter ended March 29, 2003.

     Tax refunds of $63.5 million were received during the second quarter of 2003 from the filing of our 2002 federal income tax return and the carryback of the 2002 net operating loss. Due to the size of the tax refund, we expect that our 2002 federal tax return will be audited by the Internal Revenue Service. The outcome of the expected audit of the 2002 federal tax return is not possible to predict. We have evaluated the need for tax reserves based on current and prior year tax filings and in 2002 increased our tax reserves by recording a $12 million allowance for tax adjustments.

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

     Reserves for Self-Insured Risks

     We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $500,000 per claim for workers’ compensation and automobile liability claims, up to $1.5 million per claim for product liability and general liability claims and up to $2.0 million per claim for property insurance claims including business interruption losses. We maintain excess liability insurance with outside insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for 100% of health insurance claims. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history, and inflation, as well as estimates provided by our outside insurance broker and carrier, and third party actuaries. A significant change in the factors described above could have a material adverse impact on future operating results.

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

     Wholesale Repurchase Reserves

     The majority of our manufacturing sales to independent retailers are made pursuant to repurchase agreements with the providers of floor plan financing. Potential losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes. Probable losses under repurchase agreements are accrued based on the historical number of homes repurchased, the cost of such repurchases and the historical losses incurred as well as the current inventory levels held at our independent retailers. In addition, we monitor the risks associated with our independent retailers and consider these risks in our evaluation of the wholesale repurchase reserves. A significant change in any of these factors could have a material adverse impact on future operating results.

Impact of Recently Issued Accounting Pronouncements

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognized at the date of an entity’s commitment to an exit plan as previously required in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption by the Company at the beginning of fiscal 2003 had no significant impact on the Company’s financial statements for the six months ended June 28, 2003. In future periods, SFAS No. 146 may impact the manner in which the Company reports certain restructuring activities, including lease termination costs, employee severance and other exit activities. These charges will generally be recognized when the liability is incurred.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that an issuer of certain types of financial instruments with characteristics of both liabilities and equity classify the financial instruments as liabilities. The following three types of financial instruments are required to be reported as liabilities by the issuer: (i) mandatorily redeemable instruments, (ii) forward purchase contracts, written put options, and other financial instruments in the form of shares that either obligate or may obligate the issuer to settle its obligations for cash or by transferring other assets, and (iii) certain financial instruments that include an obligation that (1) the issuer may or must settle by issuing a variable number of its equity shares and (2) has a monetary value at inception that (a) is fixed, (b) is tied to a market index or other benchmark or (c) varies inversely with the fair value of the equity shares. Historically, these types of instruments have been reported as liabilities, equity or between liabilities and equity. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 15, 2003 and pre-existing instruments as of the beginning of the Company’s fiscal 2003 third quarter. The adoption of SFAS No. 150 by the Company in the third quarter of 2003 is expected to have no significant impact on the Company’s financial statements.

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

     Significant leverage — Our significant debt could limit our ability to obtain additional financing, require us to dedicate a substantial portion of our cash flows from operations for debt service and prevent us from fulfilling our debt obligations. If we are unable to pay our debt obligations when due, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

     As of June 28, 2003, we had long-term debt of $290.7 million, floor plan payable of $19.5 million and warehouse borrowings of a consolidated third party entity of $10.0 million. This indebtedness could, among other things:

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

     In addition, our future cash flows may be insufficient to meet our debt service and other obligations. Our business may not generate cash flows from operations in amounts sufficient to enable us to pay our debt or to fund other liquidity needs. The factors that affect our ability to generate cash can also affect our ability to raise additional funds through the sale of equity securities, the refinancing of debt or the sale of assets.

     We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt obligations, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

     General industry conditions — As a result of the current downturn in the manufactured housing industry, we have experienced a decline in sales and incurred operating losses and costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions do not improve, our sales could decline further and our operating results and cash flows could suffer.

     Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments, tightened consumer credit standards, excess retail locations and inventory, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability in the industry. Based on reports published by the Institute for Building Technology and Safety (formerly the National Conference of States on Building Codes and Standards), industry wholesale shipments of manufactured housing decreased 26% in the first half of 2003 versus 2002, 13% from 2001 to 2002 and 23% from 2000 to 2001. Based on data reported by Statistical Surveys, Inc. and other sources, we estimate that industry retail sales of new homes declined 20% for the first five months of 2003, 9% in 2002 versus 2001 and 25% from 2000 to 2001. In addition, we estimate approximately 4,500 retail locations, or approximately 50% of industry locations, and 160 manufacturing facilities, or approximately 47% of industry manufacturing facilities, have closed since mid-1999. Largely as a result of these industry conditions, since mid-1999 we have closed 34 homebuilding facilities in an attempt to return to profitability. Since June 2000, we have closed 239 retail sales locations. In 2000 through 2002 we reported net losses totaling $431 million, including goodwill impairment charges totaling $287 million, a valuation allowance of 100% of our deferred tax assets totaling $102.3 million in 2002, and restructuring charges totaling $55.3 million in 2002. In the first half of 2003, we reported a net loss of $18.4 million. If the current downturn in the industry continues, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

     Common stock and Senior Notes values — Our common stock price is currently depressed and may continue to be depressed, experience further decline in value or be highly volatile given current industry and economic conditions. Our Senior Notes are trading at discounts to face value and may continue to trade at discounts or further decline in value.

     Our Company’s closing common stock price was $27.38 on December 31, 1998, before the industry downturn began in mid-1999. The trading value per share of our stock has ranged from $1.65 to $12.85 during 2002 and the first half of 2003, and closed at $4.11 on June 27, 2003. Additionally, our two issuances of Senior Notes continue to trade at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact our common stock and Senior Notes market prices in the future.

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

     The poor performance of portfolios of manufactured housing consumer loans in recent years has made it more difficult for industry consumer finance companies to obtain long-term capital in the ABS market. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. In October 2002 Conseco Finance Corp. (“Conseco”), one of the historically largest consumer lenders in the manufactured housing industry, discontinued providing financing for the industry and filed a petition for bankruptcy in December 2002. On March 14, 2003 the bankruptcy court approved the sale of Conseco’s assets to CFN Investment Holdings LLC and a unit of General Electric Co. Additionally, in recent months the industry has seen an increasing number of traditional real estate mortgage lenders discontinue financing for manufactured housing or tighten terms as a result of, in part, increasing pressure from traditional buyers of those loans, primarily

Fannie Mae and Freddie Mac. Fannie Mae has issued revised lending standards for manufactured houses, effective August 2003, which, among other things, increased interest rates, tightened terms and restricted eligibility requirements for buyers of manufactured houses. In addition, the revised standards defined new and tightened existing standards for appraisals of manufactured housing properties subject to such financing.

     If consumer financing for manufactured homes were to become further curtailed or unavailable, we would likely experience further retail and manufacturing sales declines and our operating results and cash flows could suffer.

     Floor plan financing availability — Reduced number of floor plan lenders and reduced amount of credit allowed to industry retailers may result in lower inventory levels and lower sales at our independent retailers and fewer sales centers, which could also affect our level of manufacturing shipments to these retailers. As a result, our sales could decline further and our operating results and cash flows could suffer.

     Independent retailers of our manufactured homes generally finance their inventory purchases with floor plan financing provided by lending institutions. The number of floor plan lenders and their lending limits affect the availability of wholesale financing to retailers. During the past five years several major national floor plan lenders have exited the industry or curtailed their floor plan operations while a smaller number of national lenders and a large number of local and regional banks have entered the market or expanded their floor plan operations. During 2002, the industry’s two largest floor plan lenders, who recently provided as much as approximately 45% of the industry’s wholesale financing, exited the business. At June 28, 2003, our independent retailers had approximately $38 million of floor plan loans for Champion-built homes outstanding with these two national floor plan lenders. The remaining floor plan lenders or new floor plan lenders entering the industry may change the terms of their loans as compared to the traditional terms of industry floor plan loans. These changes could include higher interest rates, smaller advance rates, earlier or more significant principal payments or longer repurchase periods for the manufacturers. Therefore, industry retailers may be faced with tightened floor plan terms and weaker retailers may not qualify for floor plan financing at all. Reduced availability of floor plan lending or tighter floor plan terms may affect our independent retailers’ inventory levels of new homes, the number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent retailers could also be affected by reduced retail inventory levels or a reduced number of sales centers. As a result we could experience manufacturing sales declines and our operating results and cash flows could suffer.

     Contingent liabilities — We have, and will continue to have, significant contingent wholesale repurchase obligations and other contingent obligations, some of which may become actual obligations that we must satisfy. We may incur losses under these wholesale repurchase obligations or be required to fund these or other contingent obligations that would reduce our cash flow.

     In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. We estimate our contingent repurchase obligation at June 28, 2003 was approximately $265 million, before factoring in the resale value of the homes. As of June 28, 2003, our largest independent retailer, a nationwide retailer, had approximately $22.6 million of inventory subject to repurchase for up to 30 months. As of June 28, 2003 our next 24 largest independent retailers had an aggregate of approximately $49 million of inventory subject to repurchase, with individual amounts ranging from approximately $0.8 million to $5.4 million per retailer. During the first half of 2003, we paid $3.4 million and incurred losses of $0.6 million under repurchase agreements related to 94 homes. At June 28, 2003, our independent retailers had approximately $11 million of floor plan loans for Champion-built homes under repurchase obligation with two national floor plan lenders who exited the industry in 2002. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in reduced cash flows and additional losses.

     At June 28, 2003, we had contingent debt obligations related to surety bonds totaling $35.8 million and letters of credit totaling $62.2 million. At June 28, 2003, we also had guarantees by certain of our consolidated subsidiaries of $5.7 million of debt of unconsolidated subsidiaries. In addition, at June 28, 2003, the Company was contingently liable for up to $7.5 million under an unconditional guaranty of a consolidated third party special purpose entity’s $75 million warehouse facility used to support our finance company’s operations. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur additional losses.

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

     We depend on our cash balances, cash flows from operations, revolving credit facility, and floor plan facilities to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our recent operating results and other changes, have decreased sources of financing and required us to collateralize a portion of our surety bond and insurance program needs.

     If our cash balances, cash flows from operations, and availability under our revolving credit facility and floor plan facilities are insufficient to finance our operations and alternative capital is not available or if surety bonds become unavailable to us, we may not be able to expand our business or maintain our existing operations, or we may need to curtail or limit our existing operations.

     As of June 28, 2003, we had surety bonds totaling $20.8 million as collateral for our self-insurance program and $15.0 million for general operating purposes. We are required to provide collateral in support of our surety bond programs, resulting in total collateral of $27.7 million in letters of credit at June 28, 2003. If our current surety bond provider were to terminate these programs, we would seek alternative providers. The inability to retain our current provider or obtain alternative bonding sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

     Discontinuance of our consumer finance operation — We face risks of loss related to the discontinuance of our consumer finance operation, including risks associated with liquidation of existing finance loans, goodwill impairment charges, and other charges in connection with the exit of this segment.

     In July 2003, the Company decided to discontinue its consumer finance operation. We face risks of loss related to the discontinuance of this business. Total finance loans to be liquidated are projected to have a face value totaling an estimated $10 to 12 million. Our decision to exit the finance segment may impact the proceeds we receive from the liquidation of the remaining finance loans or may cause us to bear a larger portion of the risk of loss on the financing agreements. Estimated charges in connection with the decision to exit the finance business include non-cash charges of approximately $5 million, reflecting primarily the impairment of goodwill, and other charges totaling up to $7 million.

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

     Recently, a well capitalized institutional investor purchased one of our major competitors, a vertically integrated company. It is not possible to estimate the impact of this transaction on us or the industry.

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

     Dependence upon executive officers and other key personnel — The loss of any of our executive officers or other key personnel could reduce our ability to manage our businesses and achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer.

     We depend on the continued services and performance of our executive officers and other key personnel. If we lose the service of any of our executive officers or other key personnel, it could reduce our ability to manage our businesses and achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer.

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

     The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at June 28, 2003, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $90 million of which no more than approximately $85 million of cash borrowings could be secured debt.

     We also have a $15 million floor plan financing facility that contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the revolving credit facility, at each month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of June 28, 2003, we had approximately $13.7 million outstanding under this facility and we were in compliance with the covenant.

     In January 2003, we finalized a committed three-year, $75 million revolving credit facility to use for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of EBITDA and certain ratios of EBITDA to fixed charges, as defined in the agreement. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. As of June 28, 2003, $61.9 million of letters of credit and $7.0 million of borrowings were outstanding on this line and the Company was in compliance with all applicable covenants. However, had the financial covenants been applicable as of the end of the quarter, the Company would not have been in compliance.

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

     At June 28, 2003, there was $5 million of Series B-1 cumulative convertible preferred stock outstanding which is convertible into common stock at a rate of $13.85 per share. The preferred shareholder has the right, through March 29, 2004, to redeem this preferred stock for common stock at the then common stock price, subject to a floor price of $5.66 per share. We have the mandatory obligation to redeem any remaining outstanding Series B-1 preferred stock on March 29, 2004, for cash or common stock, at our option. The preferred shareholder has the right until December 31, 2004 to purchase an additional $12 million of Series B preferred stock. From July 3, 2003 until its maturity on July 3, 2008, the holder will have the right to redeem the additional $12 million of Series B preferred stock in common stock at the then market price or in cash at our option. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase (subject to certain limitations) but could not be less than $7.50 per share.

     At June 28, 2003 there was $8.75 million of Series C preferred stock outstanding which is convertible into common stock at a rate of $5.66 per share. Commencing March 29, 2004, the preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

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

     At June 28, 2003 we had a warrant outstanding which was exercisable based on approximately 2.2 million shares of common stock at a strike price of $10.77 per share. Beginning on April 2, 2003, the warrant strike price began to increase annually by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

     As of June 28, 2003, we had outstanding $14 million of a deferred purchase price obligation which is payable in quarterly installments of $2 million through January 3, 2005. Quarterly installments may be made in cash or shares of common stock, at our option. The number of shares to be issued in any quarterly payment depends on the availability of registered shares of common stock and the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases. In January and April 2003, we issued 970,000 shares of common stock and paid $1.4 million in cash as payment for the quarterly installments then due and in July 2003, we issued 470,000 shares of common stock for that quarterly installment.

     To the extent that the preferred shareholder elects to convert the preferred stock into common stock or redeem the preferred stock for common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, our then existing common shareholders would experience dilution in their percentage ownership interests. If the remaining $8.75 million of outstanding Series C preferred stock were converted at its conversion price of $5.66 per share, the remaining $5 million of Series B-1 preferred stock were redeemed at its current redemption floor of $5.66 per share, the $12 million of additional Series B preferred stock were assumed to be issued and converted at 120% of the June 27, 2003 market price, at a minimum of $7.50 per share, and the remaining $12 million deferred purchase price obligation were assumed to be paid in common stock using the June 27, 2003 market price, together with the 470,000 shares of common stock that were issued in July 2003 for deferred purchase price payments, dilution of approximately 11.6% would occur based on the number of shares of common stock outstanding on June 28, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s floor plan borrowings, obligations under industrial revenue bonds and borrowings under the warehouse facility are subject to variable rates of interest based on the U.S. prime interest rate, short-term tax exempt rate indices and LIBOR, respectively. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.5 million, assuming average related debt of $47.6 million, the amount of outstanding borrowings at June 28, 2003.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     On January 2, 2003, April 1, 2003 and July 1, 2003 the Company issued 641,613 shares, 328,405 shares and 469,695 shares of its common stock, respectively, in connection with the $2.0 million quarterly installment payments under convertible promissory notes issued June 21, 2001. These notes represent a deferred purchase price obligation of the Company. During the quarter ended March 29, 2003, the Company issued 2,868,794 shares of its common stock to the holder of the Company’s Series C cumulative convertible preferred stock in conversion of $16.25 million of such preferred stock. Although these shares of common stock were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, such shares of common stock have been registered for resale under the Securities Exchange Act of 1933, pursuant to effective registration statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     On April 29, 2003 the Registrant held its 2003 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders with results as follows:

     1.     Election of Directors

Nominee	Votes For	Votes Withheld

Robert W. Anestis	45,676,900	2,339,614
Eric S. Belsky	45,677,920	2,338,594
Selwyn Isakow	45,676,620	2,339,894
Brian D. Jellison	45,677,525	2,338,989
G. Michael Lynch	45,675,845	2,340,669
George R. Mrkonic	45,656,960	2,359,554
Walter R. Young	45,624,305	2,392,209

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are filed as part of this report:

Exhibit No	Description

31.1	Certification of Chief Executive Officer of Registrant, dated August 11, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

31.2	Certification of Chief Financial Officer of Registrant, dated August 11, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated August 11, 2003, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

	(b)	Current reports on Form 8-K

		1)	April 16, 2003. Press release filed under Item 5 announcing Champion Enterprises, Inc. first quarter 2003 results with condensed consolidated financial information.

		2)	April 16, 2003. Champion Enterprises filed under Item 5 that it entered into the Amended and Restated Receivables Purchase Agreement by and among GSS HomePride Corp., HomePride Finance Corp., The CIT Group/Sales Financing, Inc., Greenwich Funding Corp, the financial institutions named therein, and Credit Suisse First Boston, New York Branch.

		3)	June 12, 2003. Press release filed under Item 5 announcing the resignation of Abdul H. Rajput, President of HomePride Finance Corp.

4)	June 30, 2003. Press release filed under Item 5 announcing that Albert A. Koch was to be named Chairman of the Board and interim president and Chief Executive Officer of the Company.

5)	July 3, 2003. Champion Enterprises filed under Item 5 that it entered into a letter agreement with AP Services, LLC pursuant to which AP Services will provide interim management services to the Company. On June 30, 2003, the Company also entered into a letter agreement with AlixPartners, LLC pursuant to which AlixPartners would provide financial and operational consulting services to the Company.

6)	July 16, 2003. Press release filed under Item 5 announcing Champion Enterprises, Inc. second quarter 2003 results with condensed consolidated financial information.

7)	July 21, 2003. Press release filed under Item 5 announcing that Philip Surles was retiring as Chief Operating Officer of the Company and that the Chief Operating Officer position at the Company will be eliminated effective with Mr. Surles’ retirement.

8)	July 31, 2003. Press release filed under Item 5 announcing that the Company has discontinued operations at HomePride Finance Corp., its manufactured housing loan origination business.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

By:	/s/ PHYLLIS A. KNIGHT Phyllis A. Knight Executive Vice President and Chief Financial Officer (Principal Financial Officer)

And:	/s/ RICHARD HEVELHORST Richard Hevelhorst Vice President and Controller (Principal Accounting Officer)

Dated: August 11, 2003

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer of Registrant, dated August 11, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

31.2	Certification of Chief Financial Officer of Registrant, dated August 11, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated August 11, 2003, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.