Form 10-Q
period 2003-09-27
CHAMPION ENTERPRISES INC
filed 2003-10-23
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended September 27, 2003

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

58,769,512 shares of the registrant’s $1.00 par value Common Stock were outstanding as of October 17, 2003.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net sales	$310,934	$373,590	$849,384	$1,041,473
Cost of sales	271,117	329,342	728,044	892,510

Gross margin	39,817	44,248	121,340	148,963
Selling, general and administrative expenses	50,052	57,448	141,934	181,479
Goodwill impairment charges	34,183	—	34,183	97,000
Restructuring charges	20,100	31,600	20,100	36,500
Gain on debt retirement	—	—	(13,833)	(5,870)

Operating loss	(64,518)	(44,800)	(61,044)	(160,146)
Interest income	329	727	1,215	1,946
Interest expense	(6,783)	(7,695)	(20,713)	(20,777)

Loss from continuing operations before income taxes	(70,972)	(51,768)	(80,542)	(178,977)
Income tax expense (benefit)	450	(14,800)	(1,950)	67,900

Loss from continuing operations	(71,422)	(36,968)	(78,592)	(246,877)
Loss from discontinued operations, net of taxes	(9,674)	(1,967)	(20,902)	(3,195)

Net loss	$(81,096)	$(38,935)	$(99,494)	$(250,072)

Basic and diluted loss per share:
Loss from continuing operations	$(1.24)	$(0.76)	$(1.47)	$(5.09)
Loss from discontinued operations	(0.17)	(0.04)	(0.37)	(0.06)

Basic and diluted loss per share	$(1.41)	$(0.80)	$(1.84)	$(5.15)

Weighted shares for basic and diluted EPS	57,498	49,154	56,260	48,796

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	September 27,	December 28,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$144,796	$77,381
Restricted cash	522	32,450
Accounts receivable, trade	41,958	28,631
Inventories	110,944	111,332
Current assets of discontinued operations	1,650	2,015
Other current assets	15,072	88,959

Total current assets	314,942	340,768

PROPERTY, PLANT AND EQUIPMENT, at cost	230,961	256,838
Less-accumulated depreciation	131,797	129,709

	99,164	127,129

GOODWILL, net	126,501	161,336

OTHER NON-CURRENT ASSETS
Restricted cash	—	18,443
Non-current assets of discontinued operations	70	57,498
Other non-current assets	21,693	22,917

Total other non-current assets	21,763	98,858

Total assets	$562,370	$728,091

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Floor plan payable	$14,842	$17,147
Accounts payable	42,902	37,053
Accrued warranty obligations	44,548	43,139
Accrued volume rebates	30,590	35,010
Accrued compensation and payroll taxes	20,984	17,118
Accrued self-insurance	30,139	28,772
Short-term liabilities of discontinued operations	4,047	36,764
Other current liabilities	55,533	48,141

Total current liabilities	243,585	263,144

LONG-TERM LIABILITIES
Long-term debt	290,510	341,612
Other long-term liabilities	51,416	56,754

	341,926	398,366

CONTINGENT LIABILITIES (Note 11)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, no par value, 5,000 shares authorized, 8.75 shares and 30.0 shares issued and outstanding, respectively	8,629	29,256
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $1 par value, 120,000 shares authorized, 58,400 and 52,658 shares issued and outstanding, respectively	58,400	52,658
Capital in excess of par value	82,248	54,666
Accumulated deficit	(171,751)	(68,150)
Accumulated other comprehensive income (loss)	(667)	(1,849)

Total shareholders’ equity (deficit)	(31,770)	37,325

Total liabilities, preferred stock and shareholders’ equity (deficit)	$562,370	$728,091

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Nine Months Ended

	September 27,	September 28,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(78,592)	$(246,877)
Adjustments to reconcile loss from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	12,215	16,556
Gain on debt retirement	(13,833)	(5,870)
Goodwill impairment charges	34,183	97,000
Deferred income taxes	—	94,800
Fixed asset impairment charges, net of gains	15,347	26,622
Increase/decrease:
Accounts receivable, trade	(13,327)	(20,665)
Refundable income taxes	60,920	(10,129)
Inventories	388	25,890
Cash collateral deposits	9,600	(13,392)
Accounts payable	5,849	10,828
Accrued liabilities	13,008	22,651
Other, net	11,088	4,034

Net cash provided by continuing operating activities	56,846	1,448

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Loss from discontinued operations	(20,902)	(3,195)
Decrease (increase) in net assets of discontinued operations	25,076	(16,222)

Net cash provided by (used for) discontinued operations	4,174	(19,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions and deferred purchase price payments	(3,882)	(3,500)
Additions to property, plant and equipment	(4,368)	(4,347)
Investments in and advances to unconsolidated subsidiaries	(446)	(2,084)
Proceeds on disposal of fixed assets	5,193	3,591

Net cash used for investing activities	(3,503)	(6,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in floor plan payable, net	(2,305)	(61,739)
Repayment of long-term debt	(480)	(738)
Proceeds from Senior Notes	—	145,821
Purchase of Senior Notes	(35,830)	(23,750)
Increase in deferred financing costs	(1,985)	(1,494)
Decrease (increase) in restricted cash	50,371	(35,701)
Preferred stock issued, net	—	23,810
Dividends paid on preferred stock	(937)	—
Common stock issued, net	1,064	1,000

Net cash provided by financing activities	9,898	47,209

NET INCREASE IN CASH AND CASH EQUIVALENTS	67,415	22,900
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	77,381	69,456

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,796	$92,356

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statement of Shareholders’ Equity (Deficit)
Unaudited Nine Months Ended September 27, 2003
(In thousands)

					Accumulated
	Common stock		Capital in		other		Total
			excess of	Accumulated	comprehensive		comprehensive
	Shares	Amount	par value	deficit	income (loss)	Total	income (loss)

Balance at December 28, 2002	52,658	$52,658	$54,666	$(68,150)	$(1,849)	$37,325
Net loss	—	—	—	(99,494)	—	(99,494)	$(99,494)
Preferred stock dividends	—	—	—	(619)	—	(619)
Stock options and benefit plans	551	551	4,043	—	—	4,594
Amortization of preferred stock issuance costs	—	—	(622)	—	—	(622)
Preferred stock conversions	3,751	3,751	17,499	—	—	21,250
Issuance for acquisition deferred purchase price payments	1,440	1,440	3,174	—	—	4,614
Charge for induced conversion of preferred stock	—	—	3,488	(3,488)	—	—
Foreign currency translation adjustments	—	—	—	—	1,182	1,182	1,182

Balance at September 27, 2003	58,400	$58,400	$82,248	$(171,751)	$(667)	$(31,770)	$(98,312)

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature except for the restructuring charges discussed in Note 2, the goodwill impairment charges discussed in Note 3 and the charge to retained earnings related to the induced conversion of the Series C Preferred Stock recorded in the first quarter 2003 and discussed in Note 10. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 28, 2002 was derived from audited financial statements.

The Company exited its consumer finance business during the third quarter of 2003 and as a result reclassified that segment as discontinued operations for all periods presented.

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

	Three Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands, except per share amounts)
Net loss – as reported	$(81,096)	$(38,935)
Net loss – pro forma	(79,895)	(40,055)
Basic and diluted loss per share – as reported	(1.41)	(0.80)
Basic and diluted loss per share – pro forma	(1.39)	(0.83)
Stock-based employee compensation expense (income), net of related tax effects – as reported	2,423	(311)
Stock-based employee compensation expense, net of related tax effects – pro forma	$1,222	$809

	Nine Months Ended

	September 27, 2003	September 28, 2002

	(In thousands, except per share amounts)
Net loss – as reported	$(99,494)	$(250,072)
Net loss – pro forma	(99,497)	(252,493)
Basic and diluted loss per share – as reported	(1.84)	(5.15)
Basic and diluted loss per share – pro forma	(1.84)	(5.20)
Stock-based employee compensation expense, net of related tax effects – as reported	2,696	6
Stock-based employee compensation expense, net of related tax effects – pro forma	$2,699	$2,427

2.	During the quarter ended September 27, 2003, the Company announced the closure of four manufacturing facilities, the relocation of one manufacturing facility and the closure of 35 retail sales centers and recorded $26.9 million of restructuring charges. During the quarter, the 35 retail sales centers ceased normal operations and 11 of those sales centers had been abandoned after the liquidation of inventory. The remaining closures will be completed in the fourth quarter of 2003 as the inventory is liquidated and the sites are vacated. The four announced manufacturing closures ceased production in early October. The closure of the four facilities and relocation of one facility are expected to be substantially complete during the fourth quarter of 2003. In connection with these closures, the Company estimates additional restructuring charges totaling $2.3 million will be recorded in the fourth quarter of 2003, primarily comprised of lease termination and severance costs. All restructuring actions are expected to be substantially complete by the end of the fourth quarter of 2003.

For the year-to-date period, retail closures, including the 35 described above, total 38 or 32% of the sales centers the Company was operating at the beginning of 2003. For the year, manufacturing closures, including the four described above, total seven, or 19% of the manufacturing facilities operated at the beginning of the year.

During the quarter ended September 28, 2002, the Company closed 64 retail sales centers and seven manufacturing facilities and recorded $42.9 million of restructuring charges. During the nine months then ended, the Company closed 100 retail sales centers and ten manufacturing facilities. The 2002 restructuring charges also included $0.3 million of severance costs related to eliminating 19 employees from the corporate office staff and charges totaling $2.3 million related to the Company exiting its principal development operations.

Restructuring charges for the three and nine months ended September 27, 2003 and September 28, 2002 were as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
Manufacturing charges:
Fixed asset impairment charges	$15,100	$19,500	$15,100	$19,500
Inventory charges	1,000	1,500	1,000	1,500
Warranty costs	3,300	3,500	3,300	3,500
Severance costs	600	1,800	600	1,800
Other closing costs	600	—	600	—

Total manufacturing charges	20,600	26,300	20,600	26,300

Retail charges:
Fixed asset impairment charges	2,000	5,000	2,000	6,900
Inventory charges	4,600	6,300	4,600	6,300
Lease termination costs	200	1,800	200	3,000
Other closing costs	1,600	900	1,600	2,700

Total retail charges	8,400	14,000	8,400	18,900

Development charges:
Severance costs	—	1,200	—	1,200
Asset impairment charges	—	1,100	—	1,100

Total development charges	—	2,300	—	2,300

Corporate office severance costs	—	300	—	300

Intercompany profit elimination	(2,100)	—	(2,100)	—

Total restructuring charges	$26,900	$42,900	$26,900	$47,800

Restructuring charges incurred in 2003 were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges incurred prior to 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

Inventory charges, net of intercompany profit elimination, and warranty costs are included in cost of goods sold while fixed asset impairment charges, severance costs, lease termination charges and other closing costs are included in restructuring charges.

Fixed asset impairment charges for the announced manufacturing facility closures were primarily based on appraised values and the Company’s estimates of net sales values. At September 27, 2003, the Company had 22 idle manufacturing facilities of which 13 were permanent closures and are for sale. A majority of the Company’s idle manufacturing facilities are accounted for as long-lived assets to be held and used, including certain of those for sale, due to uncertainty of completing a sale within one year.

Manufacturing inventory charges are for obsolescence related to the consolidation of product lines and models as a result of the four plant closings and the one plant relocation announced in the quarter, as well as the elimination of stock keeping units. Additional warranty costs were provided for due to expected higher costs to service homes after the closure of plants in certain areas. Manufacturing severance costs are related to the termination of substantially all the employees at the four manufacturing facility closures announced in the quarter and include a portion of payments required under the Worker Adjustment and Retraining Notification Act and severance payments to qualifying salaried employees. Approximately 600 employees have been or will be terminated at these four facilities.

Retail fixed asset impairment charges were determined based on net book value at the 35 closed sales centers and result from the planned abandonment of leasehold improvements. Retail inventory charges represent estimated losses resulting from the bulk sale of certain new home inventory and estimated lower of cost or market charges for inventory of land, park spaces and improvements at closed sales centers. For purposes of reconciling 2003 restructuring charges by segment, a credit (income) of $2.1 million resulted from the reduction in intercompany profit in inventory associated with the bulk sale of new home inventory mentioned above. Retail lease termination charges consist of accruals for future lease payments, net of estimated sublease income or settlements, for the termination of leases at vacated sales centers. Approximately 170 retail employees have been or will be terminated as a result of these 35 sales center closings.

The following table summarizes the changes in accrued restructuring costs during the nine months ended September 27, 2003.

	Reserve				Reserve
	balance at				balance at
	December 28,	Charges	Costs paid		September 27,
	2002	recorded	or settled	Adjustments	2003

	(In thousands)
Manufacturing accruals:
Warranty costs	$2,938	$3,300	$(1,293)	$2,100	$7,045
Severance costs	—	600	—	—	600
Other closing costs	—	600	(265)	—	335

Total manufacturing	2,938	4,500	(1,558)	2,100	7,980

Retail accruals:
Lease termination costs	2,549	200	(1,125)	(114)	1,510
Other closing costs	—	1,600	(412)		1,188

Total retail	2,549	1,800	(1,537)	(114)	2,698

Total restructuring reserves	$5,487	$6,300	$(3,095)	$1,986	$10,678

During the third quarter of 2003, the Company accrued additional warranty costs of $2.1 million for estimated additional costs for prior closures of manufacturing facilities.

3.	The change in the carrying amount of goodwill follows:

	Nine Months Ended September 27, 2003

	Manufacturing	Retail	Other	Total

	(In thousands)
Balance at December 28, 2002	$126,403	$34,439	$494	$161,336
Impairment charges	—	(34,183)	—	(34,183)
Other changes	98	(256)	(494)	(652)

Balance at September 27, 2003	$126,501	$—	$—	$126,501

In the third quarter of 2003, as a result of the significant downsizing of its operations in reaction to ongoing reductions in industry sales and in accordance with SFAS No. 142, the Company performed a test for retail and manufacturing goodwill impairment using the income approach. Under this method, the fair value of the reporting unit is determined based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In applying this method, the Company was required to make estimates of future operating trends and judgments about discount rates and other variables. Actual future results could differ from these estimates. In applying the income approach, it assumed a cash flow period of five years, a discount rate of 12%, and a terminal value of the fifth year’s estimated future cash flows for the next five years. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in a non-cash pretax impairment charge of $34.2 million, which was recorded in the quarter ended September 27, 2003.

The $0.5 million decrease in other goodwill during the nine months ended September 27, 2003 was due to the sale of land, land improvements and certain other assets of a development company during the first quarter of 2003.

In the second quarter of 2002, as a result of the closure of 64 retail sales centers, the Company performed a test for goodwill impairment similar to that described above. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in a non-cash, pretax impairment charge of $97 million.

4.	In the quarter ended September 27, 2003, the Company decided to exit the consumer finance business. The Company’s financial services segment operated as HomePride Finance Corp. (“HPFC”). HPFC stopped accepting new loan applications on July 31, 2003 and processed approved applications through September 30, 2003. The loss from discontinued operations related to HPFC is summarized below:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
Loss from operations	$(1,074)	$(1,967)	$(12,302)	$(3,195)
Loss on discontinuance	(8,600)	—	(8,600)	—

Loss from discontinued operations	$(9,674)	$(1,967)	$(20,902)	$(3,195)

The loss on discontinuance included a goodwill impairment charge of $4.1 million as well as fixed asset impairment charges, severance costs and accruals for the estimated costs associated with the termination of operating leases and other contracts. Approximately 30 employees have been or will be terminated as a result of the discontinuance. Net revenues of the financial services business were $2.3 million for the nine months ended September 27, 2003 and $0.5 million for the nine months ended September 28, 2002. The loss from discontinued operations was net of income tax benefits of $1.3 million and $2.0 million for the three and nine months ended September 28, 2002, respectively.

At September 27, 2003, the current assets of the discontinued operations consisted of $1.1 million of loans receivable and $0.5 million of other assets. Non-current assets of discontinued operations consist primarily of fixed assets. The short-term liabilities of discontinued operations were primarily comprised of accrued severance costs and accrued contractual obligations.

During the quarter ended September 27, 2003, the Company sold loans receivable with a face value of $26.1 million for gross proceeds of approximately $24.3 million resulting in net cash of $14.3 million after reduction of associated short-term borrowings. During the nine months ended September 27, 2003, the Company sold loans with a face value of $85.8 million for gross proceeds of approximately $78.4 million, which was comparable to the carrying value of the loans, net of the lower of cost or market reserve. The sale of the loans provided net cash of $26.2 million after reduction of associated short-term borrowings. During the three and nine months ended September 27, 2003, the Company originated $7.9 million and $35.8 million of loans, respectively.

5.	The provisions for income taxes (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss from continuing operations as a result of the following differences:

	Nine Months Ended

	September 27,	September 28,
	2003	2002

	(In thousands)
Statutory U.S. tax rate	$(28,200)	$(62,500)
Increase (decrease) in rate resulting from
Deferred tax valuation allowance	25,200	122,900
State taxes, net of federal tax effect	250	(3,700)
Nondeductible goodwill amortization and impairment charges	—	10,300
Other	800	900

Total income tax provision (benefit)	$(1,950)	$67,900

Beginning with the quarter ended June 29, 2002, the Company has provided a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback of net operating losses. The Company has no taxable income available during this carryback period and, as a result, any net operating losses incurred in 2003 will become tax loss carryforwards that will be available to offset certain future taxable income. The effective tax rate for the nine months ended September 27, 2003 differs from the 35% federal statutory rate primarily because of this 100% valuation allowance for deferred taxes partially offset by a $3.0 million tax benefit for a reduction in the valuation allowance, as discussed below.

The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002 based on year-end estimates of the tax deductibility of certain costs and charges. Upon completion and filing of the 2002 federal income tax return in April 2003, the Company received tax refunds totaling $63.5 million in the second quarter 2003. These refunds exceeded by approximately $3.0 million the estimate made as of December 28, 2002, resulting in a $3.0 million reduction of deferred tax assets which was recorded in the first quarter of 2003 through a reduction in the related valuation allowance.

6.	A summary of inventories by component follows:

	September 27,	December 28,
	2003	2002

	(In thousands)
New manufactured homes	$53,892	$55,846
Raw materials	26,710	27,097
Work-in-process	6,665	6,557
Other inventory	23,677	21,832

	$110,944	$111,332

Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

7.	A summary of other current assets and other long-term liabilities by component follows:

	September 27,	December 28,
	2003	2002

	(In thousands)
Other current assets
Refundable income taxes	$655	$61,100
Deposits	6,500	16,100
Other current assets	7,917	11,759

	$15,072	$88,959

	September 27,	December 28,
	2003	2002

	(In thousands)
Other long-term liabilities
Accrued self-insurance and warranty	$23,200	$23,200
Deferred portion of purchase price	4,000	10,000
Other long-term liabilities	24,216	23,554

	$51,416	$56,754

Deposits consist of cash collateral deposited for surety bonds and insurance purposes.

8.	The Company’s manufacturing operations provide retail homebuyers with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the nine months ended September 27, 2003. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

Accrued Warranty
Obligations

(In thousands)
Reserves at December 28, 2002	$49,639
Warranty expense provided	45,963
Cash warranty payments	(44,554)

Reserves at September 27, 2003	$51,048

9.	Long-term debt by component consisted of the following:

	September 27,	December 28,
	2003	2002

	(In thousands)
7.625% Senior Notes due 2009	$134,450	$170,000
11.25% Senior Notes due 2007	135,010	150,000
Obligations under industrial revenue bonds	18,145	18,145
Other debt	2,905	3,467

	$290,510	$341,612

During the nine months ended September 27, 2003 the Company purchased and retired $35.5 million of the Senior Notes due 2009 and $15 million of the Senior Notes due 2007 for cash payments of $35.8 million, resulting in pretax gains totaling $13.8 million. During the nine months ended September 28, 2002, the Company purchased and retired $30 million of its Senior Notes due 2009 for cash payments of $23.8 million, resulting in a pretax gain of $5.9 million.

In January 2003, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Under this facility, letter of credit fees range from 2.5% to 3.5% annually on letters of credit issued and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.5% to 3.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the credit facility is subject to a borrowing base calculated as percentages of eligible accounts receivable, inventory and fixed assets. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period as well as cash losses under wholesale repurchase obligations. In addition, the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, property, plant, and equipment, cash and other assets. As of September 27, 2003, facility availability was $67.4 million, letters of credit outstanding totaled $66.9 million, there were no borrowings outstanding and the Company’s liquidity was $152.2 million, which was in excess of $35 million such that no financial covenants were in effect.

During the first quarter of 2003 substantially all of the former fully cash collateralized letters of credit were terminated, resulting in the release to the Company of restricted cash totaling $49.8 million. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral for surety bonds with letters of credit under the new credit facility.

In April 2003, the Company completed an amendment and renewal of the $150 million warehouse facility that expired in April 2003 at a reduced size of $75 million. The warehouse facility was maintained for a consolidated third party special purpose entity to support the Company’s consumer finance operations. In July 2003, borrowings under the warehouse facility were substantially repaid through proceeds from the sale of loans. As discussed in Note 4, in July the Company decided to exit the consumer finance business. As a result the warehouse facility was paid off and terminated during the third quarter of 2003.

The Company has two floor plan facilities with total availability of $21 million of which $15.9 million was outstanding at September 27, 2003. A $15 million floor plan financing facility contains a covenant requiring the maintenance of a minimum of $35 million of liquidity, as defined in the $75 million revolving credit facility, at each fiscal month end. In the event of non-compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of September 27, 2003, the Company had approximately $13.2 million outstanding under this facility and was in compliance with the covenant.

10.	At September 27, 2003 redeemable convertible preferred stock consisted of Series C with a carrying value of $8.6 million and a redemption value of $8.75 million. During the third quarter 2003, the preferred shareholder redeemed the remaining $5.0 million of Series B-1 preferred stock for 882,706 shares of the Company’s common stock. The holder of the preferred stock has the right to purchase an additional $12 million of Series B-1 preferred stock until December 31, 2004. Both Series have a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock. The Series C is carried net of issuance costs, which are being amortized by charges to paid-in-capital over a period of two years through April 2004.

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

In connection with the issuance of the Series C preferred stock in 2002, the Company issued to the preferred shareholder a warrant, which is currently exercisable based on approximately 2.2 million shares at a strike price of $10.77 per share. Annually, on April 2 of each year, the warrant strike price increases by $0.75 per share. The warrant expires on April 2, 2009 and is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise. During the third quarter of 2003, as a result of the increase in the Company’s common stock price, the Company recorded in SG&A a $2.5 million charge for the change in estimated fair value of this warrant.

11.	As is customary in the manufactured housing industry, the majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, for a period of up to 30 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at September 27, 2003 was estimated to be approximately $250 million, without reduction for the resale value of the homes. This amount compares to approximately $240 million at the beginning of the year and approximately $250 million a year earlier. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Repurchase losses incurred on homes repurchased totaled $0.2 million and $0.8 million for the three and nine months ended September 27, 2003, respectively, and $0.4 million and $0.9 million for the three and nine months ended September 28, 2002, respectively. During the first quarter 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. During the second quarter of 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to the Company for a longer period of time.

At September 27, 2003 the Company was contingently obligated for approximately $67.2 million under letters of credit, primarily comprised of $14.1 million to support insurance reserves, $18.4 million to support long-term debt, $27.7 million to secure surety bonds and $5.0 million to support an independent floor plan facility. Champion was also contingently obligated for $35.3 million under surety bonds, generally to support insurance, and license and service bonding requirements. Approximately half of the letters of credit and $20.8 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At September 27, 2003 certain of the Company’s subsidiaries were guarantors of $5.6 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of its business, in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business.

Management believes the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s financial position, results of operations or cash flows.

12.	The Company’s potentially dilutive securities consist of outstanding stock options, deferred purchase price obligations, convertible preferred stock and warrants. Dilutive securities were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect on the net loss would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
Numerator
Net loss	$(81,096)	$(38,935)	$(99,494)	$(250,072)
Plus: loss from discontinued operations	9,674	1,967	20,902	3,195
Less: preferred stock dividend	(164)	(562)	(619)	(1,375)
Less: charge to retained earnings for induced conversion of preferred stock	—	—	(3,488)	—

Loss from continuing operations available to common shareholders for basic and diluted EPS	(71,586)	(37,530)	(82,699)	(248,252)
Loss from discontinued operations available to common shareholders for basic and diluted EPS	(9,674)	(1,967)	(20,902)	(3,195)

Net loss available to common shareholders for basic and diluted EPS	$(81,260)	$(39,497)	$(103,601)	$(251,447)

Denominator
Shares for basic and diluted EPS - weighted average shares outstanding	57,498	49,154	56,260	48,796

13.	The Company evaluates the performance of its manufacturing and retail segments based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”), excluding goodwill impairment charges. Reconciliations of segment sales to consolidated net sales and segment earnings (loss) to consolidated operating (income) loss follow:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
Net sales
Manufacturing	$260,997	$302,052	$733,261	$882,403
Retail	74,948	105,356	203,109	282,088
Less: Intercompany	(25,011)	(33,818)	(86,986)	(123,018)

Consolidated net sales	$310,934	$373,590	$849,384	$1,041,473

Operating income (loss)
Manufacturing EBIT	$(10,111)	$(17,789)	$(3,954)	$(6,060)
Retail EBIT	(9,360)	(19,571)	(12,780)	(41,451)
General corporate expenses	(12,855)	(9,770)	(26,576)	(23,835)
Gain on debt retirement	—	—	13,833	5,870
Goodwill impairment charges	(34,183)	—	(34,183)	(97,000)
Intercompany eliminations	1,991	2,330	2,616	2,330

Operating loss	$(64,518)	$(44,800)	$(61,044)	$(160,146)

For the three and nine months ended September 27, 2003, manufacturing EBIT includes $20.6 million of charges for restructurings announced during the third quarter and $2.1 million of additional warranty expense for manufacturing facilities closed in prior years. Manufacturing EBIT for the nine months ended September 27, 2003 also includes a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer. For the three and nine months ended September 28, 2002, manufacturing EBIT includes $26.3 million of restructuring charges and a $5.6 million adjustment to increase self-insurance reserves. See Note 2 for a description of the restructuring charges.

For the three and nine months ended September 27, 2003, retail EBIT includes $8.4 million of restructuring charges incurred for the closure of 35 retail sales centers. For the three and nine months ended September 28, 2002, retail EBIT includes $14.0 million and $18.9 million, respectively, of restructuring charges incurred for the closure of 64 and 100 retail sales centers, respectively. See Note 2 for a description of the restructuring charges. Retail floor plan interest expense not charged to retail EBIT totaled $0.2 million and $1.1 million for the three and nine months ended September 27, 2003, respectively and $0.1 million and $2.4 million for the three and nine months ended September 28, 2002, respectively.

In the third quarter of 2003, certain of the Company’s executive officers terminated employment with the Company. These terminations resulted in severance and contract-related charges totaling $4.4 million, which are included in general corporate expenses. In addition, the $2.5 million charge relating to the change in estimated fair value of the Company’s outstanding common stock warrant, for 2.2 million shares, is also included in general corporate expenses in the third quarter of 2003. For the three and nine months ended September 28, 2002, general corporate expenses include $2.3 million of charges related to exiting certain development operations and $0.3 million of severance costs for staff reductions at the Company’s corporate office. See Note 3 for a discussion of goodwill impairment charges and Note 9 for a discussion of the gain on debt retirement.

14.	Commencing July 2003, the Company engaged AlixPartners LLC, a consulting firm, whose Chairman, Albert A. Koch, currently serves as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. During the third quarter of 2003, the Company recorded expenses of $1.3 million and paid fees of $0.8 million to the firm for services rendered, including the services of Mr. Koch. The firm has been engaged for various consulting projects, some of which are or were based on hourly fees and expenses and another for which fees are contingent upon results.

15.	In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognized at the date of an entity’s commitment to an exit plan as previously required in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 by the Company at the beginning of fiscal 2003 impacted the manner in which the Company reported certain restructuring activities, including lease termination costs, employee severance costs and other exit activities. These charges were generally recognized when the liability was incurred.

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

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 27, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$64,317	$260,723	$10,905	$(25,011)	$310,934
Cost of sales	—	61,424	228,278	8,615	(27,200)	271,117

Gross margin	—	2,893	32,445	2,290	2,189	39,817
Selling, general and administrative expenses	2,500	19,729	26,195	1,430	198	50,052
Goodwill impairment charge	—	—	34,183	—	—	34,183
Restructuring charges	—	304	19,796	—	—	20,100

Operating income (loss)	(2,500)	(17,140)	(47,729)	860	1,991	(64,518)
Interest income	2,657	2,892	188	18	(5,426)	329
Interest expense	(2,657)	(3,893)	(5,658)	(1)	5,426	(6,783)

Income (loss) from continuing operations before income taxes	(2,500)	(18,141)	(53,199)	877	1,991	(70,972)
Income tax expense	—	—	—	450	—	450

Income (loss) from continuing operations	(2,500)	(18,141)	(53,199)	427	1,991	(71,422)
Loss from discontinued operations, net of taxes	—	—	(9,366)	(964)	656	(9,674)

Loss before equity in income (loss) of consolidated subsidiaries	(2,500)	(18,141)	(62,565)	(537)	2,647	(81,096)
Equity in income (loss) of consolidated subsidiaries	(81,243)	(63,102)	—	—	144,345	—

Net loss	$(83,743)	$(81,243)	$(62,565)	$(537)	$146,992	$(81,096)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 27, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$174,252	$731,121	$30,997	$(86,986)	$849,384
Cost of sales	—	158,682	634,398	24,764	(89,800)	728,044

Gross margin	—	15,570	96,723	6,233	2,814	121,340
Selling, general and administrative expenses	2,500	40,210	94,835	4,191	198	141,934
Goodwill impairment charges	—	—	34,183	—	—	34,183
Restructuring charges	—	304	19,796	—	—	20,100
Gain on debt retirement	(12,555)	(1,278)	—	—	—	(13,833)

Operating income (loss)	10,055	(23,666)	(52,091)	2,042	2,616	(61,044)
Interest income	8,543	8,836	1,099	116	(17,379)	1,215
Interest expense	(8,543)	(11,749)	(17,782)	(18)	17,379	(20,713)

Income (loss) from continuing operations before income taxes	10,055	(26,579)	(68,774)	2,140	2,616	(80,542)
Income tax expense (benefit)	403	(9,521)	7,423	(255)	—	(1,950)

Income (loss) from continuing operations	9,652	(17,058)	(76,197)	2,395	2,616	(78,592)
Loss from discontinued operations, net of taxes	—	—	(17,879)	(866)	(2,157)	(20,902)

Loss before equity in income (loss) of consolidated subsidiaries	9,652	(17,058)	(94,076)	1,529	459	(99,494)
Equity in income (loss) of consolidated subsidiaries	(109,605)	(92,547)	—	—	202,152	—

Net income (loss)	$(99,953)	$(109,605)	$(94,076)	$1,529	$202,611	$(99,494)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of September 27, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$132,859	$(97)	$12,034	$—	$144,796
Restricted cash	—	310	212	—	—	522
Accounts receivable, trade	—	10,238	37,194	2,426	(7,900)	41,958
Inventories	—	10,578	97,600	2,016	750	110,944
Current assets of discontinued operations	—	—	1,650	—	—	1,650
Other current assets	—	8,053	92,817	378	(86,176)	15,072

Total current assets	—	162,038	229,376	16,854	(93,326)	314,942

Property, plant and equipment, net	—	28,338	68,773	2,053	—	99,164
Goodwill, net	—	—	125,783	718	—	126,501
Investment in consolidated Subsidiaries	6,824	300,286	138,530	6,863	(452,503)	—
Non-current assets of discontinued operations	—	—	70	—	—	70
Other non-current assets	1,358	9,067	2,436	8,832	—	21,693

	$8,182	$499,729	$564,968	$35,320	$(545,829)	$562,370

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities
Floor plan payable	$—	$—	$14,813	$29	$—	$14,842
Accounts payable	—	8,940	32,383	1,679	(100)	42,902
Accrued warranty obligations	—	11,135	32,696	717	—	44,548
Accrued volume rebates	—	9,278	19,703	1,709	(100)	30,590
Short-term liabilities of discontinued operations	—	—	4,052	(5)		4,047
Other current liabilities	4,019	136,047	51,390	1,276	(86,076)	106,656

Total current liabilities	4,019	165,400	155,037	5,405	(86,276)	243,585

Long-term liabilities
Long-term debt	134,450	142,474	13,586	—	—	290,510
Other long-term liabilities	2,500	34,117	14,672	127	—	51,416

	136,950	176,591	28,258	127	—	341,926

Intercompany balances	(102,434)	(87,186)	520,655	2,432	(333,467)	—
Redeemable convertible preferred stock	8,629	—	—	—	—	8,629
Shareholders’ equity (deficit)
Common stock	58,400	1	59	4	(64)	58,400
Capital in excess of par value	82,248	613,336	279,753	30,427	(923,516)	82,248
Accumulated deficit	(179,630)	(368,413)	(418,794)	(2,408)	797,494	(171,751)
Accumulated other comprehensive income (loss)	—	—	—	(667)	—	(667)

Total shareholders’ equity (deficit)	(38,982)	244,924	(138,982)	27,356	(126,086)	(31,770)

	$8,182	$499,729	$564,968	$35,320	$(545,829)	$562,370

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 27, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) continuing operating activities	$10,172	$76,616	$(33,923)	$3,165	$816	$56,846

Net cash provided by (used for) discontinued operating activities	—	—	(7,049)	11,079	144	4,174

Cash flows from investing activities:
Acquisitions and deferred purchase price payments	—	—	(3,882)	—	—	(3,882)
Additions to property and equipment	—	(894)	(3,261)	(213)	—	(4,368)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(446)	—	(446)
Investments in and advances to consolidated subsidiaries	12,300	(46,060)	48,773	(14,053)	(960)	—
Proceeds on disposal of fixed assets	—	694	2,899	1,600	—	5,193

Net cash provided by (used for) investing activities	12,300	(46,260)	44,529	(13,112)	(960)	(3,503)

Cash flows from financing activities:
Decrease in floor plan payable, net	—	—	(1,951)	(354)	—	(2,305)
Repayment of long-term debt	—	(83)	(328)	(69)	—	(480)
Purchase of Senior Notes	(22,599)	(13,231)	—	—	—	(35,830)
Increase in deferred financing costs	—	(1,985)	—	—	—	(1,985)
Decrease in restricted cash	—	49,174	538	659	—	50,371
Dividends paid on preferred stock	(937)	—	—	—	—	(937)
Common stock issued, net	1,064	—	—	—	—	1,064

Net cash provided by (used for) financing activities	(22,472)	33,875	(1,741)	236	—	9,898

Net increase in cash and cash equivalents	—	64,231	1,816	1,368	—	67,415
Cash and cash equivalents at beginning of period	—	68,628	(1,913)	10,666	—	77,381

Cash and cash equivalents at end of period	$—	$132,859	$(97)	$12,034	$—	$144,796

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended September 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$71,194	$326,064	$10,150	$(33,818)	$373,590
Cost of sales	—	70,457	287,021	7,983	(36,119)	329,342

Gross margin	—	737	39,043	2,167	2,301	44,248
Selling, general and administrative expenses	—	13,853	40,660	2,964	(29)	57,448
Restructuring charges	—	10,400	18,900	2,300	—	31,600

Operating loss		(23,516)	(20,517)	(3,097)	2,330	(44,800)
Interest income	3,290	2	231	62	(2,858)	727
Interest expense	(3,290)	(4,356)	(2,857)	(50)	2,858	(7,695)

Loss from continuing operations before income taxes	—	(27,870)	(23,143)	(3,085)	2,330	(51,768)
Income tax benefit	—	(7,995)	(5,745)	(1,060)	—	(14,800)

Loss from continuing operations	—	(19,875)	(17,398)	(2,025)	2,330	(36,968)
Loss from discontinued operations, net of taxes	—	—	(2,411)	(34)	478	(1,967)

Loss before equity in income (loss) of consolidated subsidiaries	—	(19,875)	(19,809)	(2,059)	2,808	(38,935)
Equity in income (loss) of consolidated subsidiaries	(41,743)	(21,868)	—	—	63,611	—

Net loss	$(41,743)	$(41,743)	$(19,809)	$(2,059)	$66,419	$(38,935)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$211,039	$926,678	$26,774	$(123,018)	$1,041,473
Cost of sales	—	192,432	803,797	21,600	(125,319)	892,510

Gross margin	—	18,607	122,881	5,174	2,301	148,963
Selling, general and administrative expenses	—	42,877	131,463	7,168	(29)	181,479
Goodwill impairment charges	—	—	97,000	—	—	97,000
Restructuring charges	—	10,400	23,800	2,300	—	36,500
Gain on debt retirement	(5,870)	—	—	—	—	(5,870)

Operating income (loss)	5,870	(34,670)	(129,382)	(4,294)	2,330	(160,146)
Interest income	10,483	2	1,063	267	(9,869)	1,946
Interest expense	(10,483)	(7,557)	(12,441)	(165)	9,869	(20,777)

Income (loss) from continuing operations before income taxes	5,870	(42,225)	(140,760)	(4,192)	2,330	(178,977)
Income tax expense (benefit)	2,230	(528)	64,158	2,040	—	67,900

Income (loss) from continuing operations	3,640	(41,697)	(204,918)	(6,232)	2,330	(246,877)
Loss from discontinued operations, net of taxes	—	—	(3,639)	(34)	478	(3,195)

Income (loss) before equity in income (loss) of consolidated subsidiaries	3,640	(41,697)	(208,557)	(6,266)	2,808	(250,072)
Equity in income (loss) of consolidated subsidiaries	(256,520)	(208,176)	—	—	464,696	—

Net loss	$(252,880)	$(249,873)	$(208,557)	$(6,266)	$467,504	$(250,072)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of December 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$68,628	$(1,913)	$10,666	$—	$77,381
Restricted cash	—	31,041	750	659	—	32,450
Accounts receivable, trade	—	8,802	26,280	749	(7,200)	28,631
Inventories	—	10,677	100,028	2,377	(1,750)	111,332
Current assets of discontinued operations	—	—	345	1,670	—	2,015
Other current assets	—	80,742	87,407	1,197	(80,387)	88,959

Total current assets	—	199,890	212,897	17,318	(89,337)	340,768

Property, plant and equipment, net	—	30,435	93,696	2,998	—	127,129
Goodwill, net	—	—	160,223	1,113	—	161,336
Investment in consolidated subsidiaries	131,970	405,726	108,593	8,364	(654,653)	—
Restricted cash	—	18,443	—	—	—	18,443
Non-current assets of discontinued operations, net	—	—	8,749	46,448	2,301	57,498
Other non-current assets	1,949	9,435	2,621	8,912	—	22,917

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity (Deficit)
Current liabilities
Floor plan payable	$—	$—	$16,764	$383	$—	$17,147
Accounts payable	—	8,529	27,230	1,394	(100)	37,053
Accrued warranty obligations	—	6,172	36,406	561	—	43,139
Accrued volume rebates	—	10,328	23,449	1,333	(100)	35,010
Short-term liabilities of discontinued operations	—	—	596	36,168	—	36,764
Other current liabilities	2,102	119,420	50,295	2,501	(80,287)	94,031

Total current liabilities	2,102	144,449	154,740	42,340	(80,487)	263,144

Long-term liabilities
Long-term debt	170,000	157,547	13,996	69	—	341,612
Other long-term liabilities	—	35,637	21,003	114	—	56,754

	170,000	193,184	34,999	183	—	398,366

Intercompany balances	(99,193)	(28,233)	462,564	609	(335,747)	—
Redeemable convertible preferred stock	29,256	—	—	—	—	29,256
Shareholders’ equity (deficit)
Common stock	52,658	1	60	3	(64)	52,658
Capital in excess of par value	54,666	613,336	259,134	47,804	(920,274)	54,666
Accumulated deficit	(75,570)	(258,808)	(324,718)	(3,937)	594,883	(68,150)
Accumulated other comprehensive income (loss)	—	—	—	(1,849)	—	(1,849)

Total shareholders’ equity (deficit)	31,754	354,529	(65,524)	42,021	(325,455)	37,325

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) continuing operating activities	$(4,188)	$(6,106)	$8,784	$2,480	$478	$1,448

Net cash used for discontinued operating activities	—	—	(12,997)	(5,942)	(478)	(19,417)

Cash flows from investing activities:
Acquisitions and deferred purchase price payments	—	—	(3,500)	—	—	(3,500)
Additions to property and equipment	—	(489)	(3,722)	(136)	—	(4,347)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(2,084)	—	(2,084)
Investments in and advances to consolidated subsidiaries	(57,183)	(22,093)	69,975	9,301	—	—
Proceeds on disposal of fixed assets	—	—	3,591	—	—	3,591

Net cash provided by (used for) investing activities	(57,183)	(22,582)	66,344	7,081	—	(6,340)

Cash flows from financing activities:
Increase (decrease) in floor plan payable, net	—	—	(61,875)	136	—	(61,739)
Repayment of long-term debt	—	(50)	(684)	(4)	—	(738)
Proceeds from Senior Notes	—	145,821	—	—	—	145,821
Purchase of Senior Notes	(23,750)	—	—	—	—	(23,750)
Increase in deferred financing costs	—	(1,494)	—	—	—	(1,494)
Increase in restricted cash	—	(34,943)	(750)	(8)	—	(35,701)
Preferred stock issued, net	23,810	—	—	—	—	23,810
Common stock issued, net	1,000	—	—	—	—	1,000

Net cash provided by (used for) financing activities	1,060	109,334	(63,309)	124	—	47,209

Net increase (decrease) in cash and cash equivalents	(60,311)	80,646	(1,178)	3,743	—	22,900
Cash and cash equivalents at beginning of period	60,311	(249)	3,006	6,388	—	69,456

Cash and cash equivalents at end of period	$—	$80,397	$1,828	$10,131	$—	$92,356

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations
Three and Nine Months Ended September 27, 2003
versus the Three and Nine Months Ended September 28, 2002

          During 2003, our revenues and operating results continued to be affected by challenging industry conditions including limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers and an uncertain economic outlook. Since the industry downturn began in mid-1999 we have closed 38 manufacturing facilities, including four closures announced in the third quarter 2003, two in the second quarter 2003, and one in the first quarter 2003. Since mid-2000 we have closed 274 retail sales locations including 35 announced in the third quarter 2003 to eliminate under-performing operations and rationalize our operations and capacity for industry conditions.

          According to data reported by the Institute for Building Technology and Safety (formerly the National Conference of States on Building Codes and Standards), U.S. industry wholesale shipments of HUD code homes for the first eight months of 2003 declined 25% from shipments in the comparable 2002 period.

Consolidated

	Three Months Ended

	September 27,	September 28,	%
	2003	2002	Change

	(Dollars in millions)
Net sales
Manufacturing	$261.0	$302.0	(14%)
Retail	74.9	105.4	(29%)
Less: Intercompany	(25.0)	(33.8)

Total net sales	$310.9	$373.6	(17%)

Gross margin	$39.8	$44.2	(10%)
Selling, general and administrative expenses (“SG&A”)	50.0	57.4	(13%)
Goodwill impairment charges	34.2	—
Restructuring charges	20.1	31.6

Operating loss	$(64.5)	$(44.8)	(44%)

As a percent of sales
Gross margin	12.8%	11.8%
SG&A	16.1%	15.4%
Operating loss	(20.7%)	(12.0%)

	Nine Months Ended

	September 27,	September 28,	%
	2003	2002	Change

	(Dollars in millions)
Net sales
Manufacturing	$733.3	$882.4	(17%)
Retail	203.1	282.1	(28%)
Less: intercompany	(87.0)	(123.0)

Total net sales	$849.4	$1,041.5	(18%)

	Nine Months Ended

	September 27,	September 28,	%
	2003	2002	Change

	(Dollars in millions)
Gross margin	$121.3	$149.0	(19%)
Selling, general and administrative expenses	141.8	181.5	(22%)
Gain on debt retirement	(13.8)	(5.9)
Goodwill impairment charges	34.2	97.0
Restructuring charges	20.1	36.5

Operating loss	$(61.0)	$(160.1)	62%

	Nine Months Ended

	September 27,	September 28,
	2003	2002

	(Dollars in millions)
As a percent of sales
Gross margin	14.3%	14.3%
SG&A	16.7%	17.4%
Operating loss	(7.2%)	(15.4%)

          Net sales for the quarter and year-to-date periods ended September 27, 2003 decreased from the same periods in 2002 due primarily to operating fewer retail sales centers and manufacturing facilities and decreasing manufacturing and retail sales volumes, partially offset by sales price increases in both segments. At September 27, 2003, we were operating 34 manufacturing facilities and 80 sales centers, including the announced manufacturing plant closures that were still operating at quarter end, compared to 39 manufacturing facilities and 144 sales centers at September 28, 2002. Sales in the first nine months of 2003 were affected by industry conditions including limited availability of consumer financing and floor plan inventory financing, continuing high levels of industry consumer repossessions and an uncertain economic outlook.

          Gross margin for the three months ended September 27, 2003 declined $4.4 million from the comparable quarter of 2002, which was due to lower sales volumes in 2003 versus 2002 and $2.1 million of additional accrued warranty costs related to prior closures of manufacturing facilities, partially offset by restructuring charges that were $4.5 million less in 2003 versus 2002 (see additional discussion under “Restructuring Charges”) and a $5.6 million increase to our casualty insurance reserves in the third quarter 2002, based on an actuarial study completed by an independent third party. Gross margin as a percent of sales for the quarter was favorably impacted by less restructuring charges and by the 2003 warranty charge of $2.1 million being less than the 2003 casualty insurance charge of $5.6 million, partially offset by the effects of lower retail sales which have a greater gross profit percent. Gross margin dollars for the nine months ended September 27, 2003 declined $27.6 million from the comparable period of 2002 primarily due to the $192 million decline in consolidated net sales. Gross margin as a percent of sales for the nine-month period of 2003 was impacted by the same factors that affected the quarter and also by manufacturing inefficiencies from lower manufacturing production volumes in 2003.

          Third quarter 2003 SG&A declined by $7.4 million or 13% primarily due to the reduction in sales and the operation of 13% fewer manufacturing facilities and 44% fewer sales centers. The current quarter SG&A, as a percentage of sales, increased versus the third quarter 2002. During the third quarter of 2003, as a result of the increase in our stock price, we recorded a $2.5 million charge for the change in estimated fair value of an outstanding common stock warrant for 2.2 million shares. This charge, plus severance costs related to the termination of certain executive officers partially offset the reduced costs due to eliminating the SG&A at under-performing plants and sales centers as a result of their closure during 2002. These factors resulted in an increase in SG&A as a percentage of sales in the third quarter of 2003 versus 2002. SG&A for the nine-month period ended September 27, 2003 decreased 22% versus the prior year, primarily due to the same factors that affected the third quarter as discussed above. SG&A for the nine months in 2003 also included gains of $1.8 million from the sale of idled manufacturing facilities and a retail sales center. Year-to-date 2003 SG&A also included an increase in the wholesale repurchase reserve totaling $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. During the second quarter of 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to the Company for a longer period of time.

          In the third quarter of 2003, as a result of the significant downsizing of our operations in reaction to ongoing reductions in industry sales, we performed a test for retail and manufacturing goodwill impairment. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in a non-cash pretax impairment charge of $34.2 million, which was recorded in the quarter ended September 27, 2003. For the nine months ended September 27, 2003, operating results included a gain on extinguishment of debt totaling $13.8 million for the purchase and retirement of $35.5 million of Senior Notes due 2009 and $15.0 million of Senior Notes due 2007 for total payments of $35.8 million. During the nine months ended September 28, 2002, we purchased and retired $30.0 million of our Senior Notes due 2009 for approximately $23.8 million and recognized a gain of $5.9 million. During the quarter ended June 29, 2002, we re-evaluated our goodwill and deferred tax assets and as a result recorded pretax non-cash charges of $97 million for retail goodwill impairments and $122.9 million for a deferred tax asset valuation allowance.

Restructuring Charges

          During the quarter ended September 27, 2003, we announced the closure of four manufacturing facilities, one manufacturing facility relocation and the closure of 35 retail sales centers and recorded $26.9 million of restructuring charges. During the quarter, the 35 retail sales centers ceased normal operations and 11 of those sales centers had been abandoned after the liquidation of inventory. The remaining closures will be completed in the fourth quarter of 2003 as the inventory is liquidated and the sites are vacated. The four announced manufacturing closures ceased production in early October. The closure of the four manufacturing facilities and relocation of one facility are expected to be substantially complete during the fourth quarter of 2003. In connection with these manufacturing and retail closures, we estimate additional restructuring charges totaling $2.3 million will be recorded in the fourth quarter 2003, primarily comprised of lease termination costs and severance costs. All restructuring actions are expected to be substantially complete by the end of the fourth quarter of 2003.

          For the year-to-date period, retail closures, including the 35 described above, total 38 or 32% of the sales centers we were operating at the beginning of 2003, and manufacturing closures, including the four described above, total seven, or 19% of the manufacturing facilities operating at the beginning of 2003. During the quarter ended September 28, 2002, we closed 64 retail sales centers and seven manufacturing facilities and recorded $42.9 million of restructuring charges. During the nine months ended September 28, 2002, we closed 100 retail sales centers and ten manufacturing facilities. The 2002 restructuring charges also included $0.3 million of severance costs related to eliminating 19 employees from the corporate office staff and charges totaling $2.3 million related to exiting our principal development operations.

          Restructuring charges for the three and nine months ended September 27, 2003 and September 28, 2002 were as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
Manufacturing charges:
Fixed asset impairment charges	$15,100	$19,500	$15,100	$19,500
Inventory charges	1,000	1,500	1,000	1,500
Warranty costs	3,300	3,500	3,300	3,500
Severance costs	600	1,800	600	1,800
Other closing costs	600	—	600	—

Total manufacturing charges	20,600	26,300	20,600	26,300

Retail charges:
Fixed asset impairment charges	2,000	5,000	2,000	6,900
Inventory charges	4,600	6,300	4,600	6,300
Lease termination costs	200	1,800	200	3,000
Other closing costs	1,600	900	1,600	2,700

Total retail charges	8,400	14,000	8,400	18,900

Development charges:
Severance costs	—	1,200	—	1,200
Asset impairment charges	—	1,100	—	1,100

Total development charges	—	2,300	—	2,300

Corporate office severance costs	—	300	—	300

Intercompany profit elimination	(2,100)	—	(2,100)	—

Total restructuring charges	$26,900	$42,900	$26,900	$47,800

          Restructuring charges incurred in 2003 were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges incurred prior to 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

          Inventory charges, net of intercompany profit elimination, and warranty costs are included in cost of goods sold while fixed asset impairment charges, severance costs, lease termination charges and other closing costs are included in restructuring charges.

          Fixed asset impairment charges for the announced manufacturing facility closures were primarily based on appraised values and our estimates of net sales values. At September 27, 2003, we had 22 idle manufacturing facilities of which 13 were permanent closures and are for sale. A majority of our idle manufacturing facilities are accounted for as long-lived assets to be held and used, including certain of those for sale, due to uncertainty of completing a sale within one year. Certain ongoing costs associated with the idle manufacturing facilities including, property taxes, property insurance and depreciation expense, will continue until the facilities are disposed of.

          Manufacturing inventory charges are for obsolescence related to the consolidation of product lines and models as a result of the four plant closings and one plant relocation announced in the quarter as well as the elimination of stock keeping units. Additional warranty costs were provided for due to expected higher costs to service homes after the closure of plants in certain areas. Manufacturing severance costs are related to the termination of substantially all the employees at the four manufacturing facility closures announced in the quarter and include a portion of payments required under the Worker Adjustment and Retraining Notification Act and severance payments to qualifying salaried employees. Approximately 600 employees have been or will be terminated at these facilities.

          Retail fixed asset impairment charges were determined based on net book value at the 35 closed sales centers and result from the planned abandonment of leasehold improvements. Retail inventory charges represent estimated losses resulting from the bulk sale of certain new home inventory and estimated lower of cost or market charges for inventory of land, park spaces and improvements at closed sales centers. For purposes of reconciling 2003 restructuring charges by segment, a credit (income) of $2.1 million resulted from the reduction in intercompany profit in inventory associated with the bulk sale of new home inventory mentioned above. Retail lease termination charges consist of accruals for future lease payments, net of estimated sublease income, or settlements for the termination of leases at vacated sales centers. Approximately 170 retail employees have been or will be terminated as a result of the announced 35 sales center closings.

Manufacturing Operations

          We evaluate the performance of our manufacturing segment based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”), excluding goodwill impairment charges.

	Three Months Ended

	September 27,	September 28,	%
	2003	2002	Change

Net sales (in millions)	$261.0	$302.0	(14%)
EBIT (in millions)	$(10.1)	$(17.8)	43%
EBIT margin %	(3.9%)	(5.9%)
Homes sold	6,787	8,411	(19%)
Floors sold	12,837	15,629	(18%)
Multi-section mix	83%	82%
Average home price	$37,000	$34,600	7%

	Nine Months Ended

	September 27,	September 28,	%
	2003	2002	Change

Net sales (in millions)	$733.3	$882.4	(17%)
EBIT (in millions)	$(4.0)	$(6.1)	35%
EBIT margin %	(0.5%)	(0.7%)
Homes sold	19,383	25,280	(23%)
Floors sold	36,686	46,842	(22%)
Multi-section mix	84%	81%
Average home price	$36,400	$33,600	8%
Manufacturing facilities at period end	34	39	(13%)

          Manufacturing net sales for the quarter ended September 27, 2003 decreased 14% compared to the third quarter of 2002 as a result of selling 19% fewer homes, partially offset by a 7% increase in the average home selling price. We were operating 13% fewer facilities at the end of the third quarter of 2003 versus 2002. For the quarter ended September 27, 2003, our shipments of HUD code homes declined 23% from shipments a year earlier and our shipments of non-HUD code homes increased by 10% from shipments in the third quarter of 2002. Manufacturing net sales for the nine months ended September 27, 2003 decreased 17% compared to the same period last year due to a 23% decrease in the number of homes sold partially offset by an 8% increase in average home selling price. Year-

to-date manufacturing sales volume was affected by operating fewer manufacturing facilities, a reduced number of Company-owned retail sales centers and industry conditions, including the effects of limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers and an uncertain economic outlook.

          Manufacturing EBIT in the third quarter of 2003 increased $7.7 million or 43% from the prior year period primarily due to the $5.7 million reduction in restructuring charges (See “Restructuring Charges”, above) and the $5.6 million of additional casualty insurance reserves recorded in the third quarter 2002, partially offset by the $41 million decline in segment sales and the $2.1 million of warranty costs accrued in the third quarter 2003, related to the manufacturing facilities closed in prior periods. Manufacturing EBIT for the nine months ended September 27, 2003 improved $2.1 million from the same period in 2002 primarily due to the third quarter activities discussed above partially offset by poor results in the first quarter of 2003 which were affected by inefficiencies from lower production volumes and a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer. Year-to-date 2003 results were also affected by an increase in the average sales price per home and a gain of $1.6 million from the sale of two idle manufacturing facilities.

          Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for housing at September 27, 2003 totaled approximately $64 million at the 34 plants then operated, compared to $41 million at 39 plants at September 28, 2002. A majority of the year-over-year increase in unfilled orders was concentrated in three geographic areas.

Retail Operations

We evaluate the performance of our retail segment based on EBIT, excluding goodwill impairment charges.

	Three Months Ended

	September 27,	September 28,	%
	2003	2002	Change

Total net sales (in millions)	$74.9	$105.4	(29%)
EBIT (in millions)	$(9.4)	$(19.6)	52%
EBIT margin %	(12.5%)	(18.6%)
New homes sold	1,014	1,648	(38%)
Pre-owned homes sold	327	410	(20%)
Total homes sold	1,341	2,058	(35%)
% Champion-produced new homes sold	96%	96%
New home multi-section mix	88%	82%
Average new home price (excluding bulk sales)	$79,100	$63,400	25%
Average number of new homes sold per sales center per month (excluding bulk sales)	2.8	2.9	(3%)
Average number of new homes sold per sales center per month - 80 ongoing locations	3.0	3.5	(14%)

	Nine Months Ended

	September 27,	September 28,	%
	2003	2002	Change

Total net sales (in millions)	$203.1	$282.1	(28%)
EBIT (in millions)	$(12.8)	$(41.5)	69%
EBIT margin %	(6.3%)	(14.7%)
New homes sold	2,612	4,272	(39%)
Pre-owned homes sold	927	1,133	(18%)
Total homes sold	3,539	5,405	(35%)
% Champion-produced new homes sold	95%	96%
New home multi-section mix	86%	80%
Average new home price (excluding bulk sales)	$75,700	$62,600	21%
Average number of new homes sold per sales center per month (excluding bulk sales)	2.4	2.1	14%
Average number of new homes sold per sales center per month - 80 ongoing locations	2.7	2.8	(4%)
Average number of new homes in inventory per sales center at period end	16.3	16.3
Sales centers at period end	80	144	(44%)

          Retail sales for the three and nine months ended September 27, 2003 decreased 29% and 28%, respectively, versus the same periods last year due to a decline in new home sales, partially offset by a higher average selling price per home. The decrease in net sales and homes sold is due to operating fewer sales centers. During the third quarter we announced the closure of 35 retail locations, all of which had ceased normal operations during the quarter and 11 of which had been abandoned during the quarter after the liquidation of inventory. During the quarter, we operated an average of 98 sales centers, 44% lower than the average of 176 sales centers operated in the third quarter of 2002. The decrease in the average number of new homes sold per sales center per month during the third quarter of 2003 for ongoing locations reflects the continuing difficult market conditions and limited consumer financing availability. The 25% increase in average new home selling price resulted from the sale of a greater proportion of larger, higher-priced multi-section homes and homes with more add-ons, improvements and amenities. The average number of new homes in inventory per sales center at period end is calculated based on the total number of new homes in inventory, including those at closed sales centers, divided by the number of operating sales centers at period end, as reported.

          Retail EBIT for the three and nine months ended September 27, 2003 improved by $10.2 million and $28.7 million, respectively, compared to the same periods in 2002 primarily due to reduced restructuring charges in 2003 and reduced SG&A due to operating fewer sales centers in 2003 partially offset by reduced gross profit due to the reduction in sales. During the third quarter of 2003 we announced the closure of 35 retail sales centers and recorded $8.4 million of restructuring charges versus closing 64 sales centers for $14.0 million of restructuring charges in the third quarter of 2002. For the nine months ended September 28, 2002, restructuring charges totaled $18.9 million. See additional discussion under “Restructuring Charges.” Gross profit as a percentage of sales increased for the three and nine months ended September 27, 2003 versus the same periods in 2002 due to reduced restructuring charges and improved pricing in 2003.

Discontinued Operations

          In the quarter ended September 27, 2003, we decided to exit the consumer finance business. Our financial services segment operated as HomePride Finance Corp. (“HPFC”). HPFC stopped accepting new loan applications on July 31, 2003 and processed approved applications through September 30, 2003. The loss from discontinued operations related to HPFC is comprised of the following:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands)
Loss from operations	$(1,074)	$(1,967)	$(12,302)	$(3,195)
Loss on discontinuance	(8,600)	—	(8,600)	—

Loss from discontinued operations	$(9,674)	$(1,967)	$(20,902)	$(3,195)

          The loss on discontinuance included a goodwill impairment charge of $4.1 million as well as fixed asset impairment charges, severance costs and accruals for the estimated costs associated with the termination of operating leases and other contracts. Approximately 30 employees have been or will be terminated as a result of the discontinuance. Net revenues of the financial services business were $2.3 million for the nine months ended September 27, 2003 and $0.5 million for the nine months ended September 28, 2002. The loss from discontinued operations was net of income tax benefits of $1.3 million and $2.0 million for the three and nine months ended September 28, 2002, respectively.

          At September 27, 2003, the current assets of the discontinued operations consisted of $1.1 million of loans receivable and $0.5 million of other assets. Non-current assets of discontinued operations consist primarily of fixed assets. The short-term liabilities of discontinued operations were primarily comprised of accrued severance costs and accrued contractual obligations.

          During the quarter ended September 27, 2003, we sold loans receivable with a face value of $26.1 million for gross proceeds of approximately $24.3 million resulting in net cash of $14.3 million after reduction of associated short-term borrowings. During the nine months ended September 27, 2003, we sold loans with a face value of $85.8 million for gross proceeds of approximately $78.4 million, which was comparable to the carrying value of the loans, net of the lower of cost or market reserve. The sale of the loans provided net cash of $26.2 million after the reduction of associated short-term borrowings. During the three and nine months ended September 27, 2003, we originated $7.9 million and $35.8 million of loans, respectively.

Interest Expense

          Interest expense decreased by $0.9 million for the three months ended September 27, 2003 versus the same period last year primarily due to reduced debt under our Senior Notes due 2007 and 2009. Interest expense for the nine months ended September 27, 2003 decreased by $0.1 million versus the same period last year, primarily due to reduced debt under our Senior Notes due to repurchases and reduced levels of floor plan borrowings, partially offset by our 11.25% Senior Notes due 2007 which were issued in April 2002.

Income Taxes

          We began providing a 100% valuation allowance for our deferred tax assets in the quarter ended June 29, 2002. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback of net operating losses. We have no taxable income available during this period and as a result, any net operating losses incurred in 2003 will become tax loss carryforwards that will be available to offset certain future taxable income. The effective tax rate for the nine months ended September 27, 2003 differed from the 35% federal statutory rate primarily because of this 100% valuation allowance for deferred taxes which offsets any deferred tax benefits resulting from tax loss carryforwards in the period, partially offset by a $3.0 million tax benefit for a reduction in the valuation allowance, as discussed below. The effective tax rate for the nine months ended September 2003 differed from the federal statutory rate primarily because of the valuation allowance for deferred taxes, state income taxes and non-deductible items.

          The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002 based on year-end estimates of the tax deductibility of certain costs and charges. Upon completion and filing of the 2002 federal income tax return in April 2003, we received tax refunds totaling $63.5 million in the second quarter of 2003. These refunds exceeded by approximately $3.0 million the estimate made as of December 28, 2002, resulting in a $3.0 million reduction of deferred tax assets during the quarter ended March 29, 2003. As a result, during the quarter ended March 29, 2003, a tax benefit of $3.0 million was recorded for the related reduction in the 100% valuation allowance.

Contingent Repurchase Obligations

          We are contingently obligated under repurchase agreements with certain lending institutions that provide wholesale floor plan financing to our independent retailers. We use information, which is available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative retail inventory financing sources, this estimate of our contingent repurchase obligation may not be precise. At September 27, 2003 we estimate our contingent repurchase obligation was approximately $250 million, without reduction for the resale value of the homes. As of September 27, 2003, our largest independent retailer, a nationwide retailer, had approximately $17.8 million of inventory subject to repurchase for up to 30 months from date of invoice. As of September 27, 2003 our next 24 largest independent retailers had an aggregate of approximately $37.6 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $3.7 million to $0.4 million per retailer. For the nine months ended September 27, 2003, we paid $4.3 million and incurred losses of $0.8 million from the repurchase of 118 homes. In the same period last year, we paid $6.0 million and incurred losses of $0.9 million from the repurchase of 202 homes. Our estimated contingent repurchase obligation has declined during this downturn due to reduced sales and inventory at our independent retailers and due to an estimated 50% of independent retailer inventory being financed away from the primary national floor plan lenders. We do not always enter into repurchase agreements with these alternative floor plan lenders. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. During the second quarter of 2003, we agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to us for a longer period of time.

Liquidity and Capital Resources

          Unrestricted cash balances totaled $144.8 million at September 27, 2003. For the nine months ended September 27, 2003, net cash of $56.8 million was provided by operations, $50.4 million was provided by decreases in our restricted cash balances, $4.2 million was provided by discontinued operations and $5.2 million was provided by proceeds from the sale of two closed manufacturing facilities, a retail sales center and one development operation. Expenditures during the year included $35.8 million for the repurchase of Senior Notes, $3.9 million for acquisition related payments, $4.4 million for capital improvements, $2.3 million to reduce floor plan borrowings and $2.0 million for deferred financing costs.

          During 2003, accounts receivable increased by $13.3 million and accounts payable increased by $5.8 million primarily due to year-end levels being low due to seasonality, holidays and vacations. Inventories decreased by $0.4 million during 2003 primarily due to the closure of manufacturing facilities and retail sales centers. Other current assets decreased primarily due to the receipt of $63.9 million in income tax refunds and the release of $9.6 million of cash collateral deposits which previously provided for surety bond requirements.

          During the nine months ended September 27, 2003, the following transactions were completed:

•	We finalized a $75 million revolving credit facility.

•	We purchased and retired $35.5 million of our Senior Notes due 2009 and $15.0 million of our Senior Notes due 2007 for total payments of $35.8 million.

•	We sold finance loans with a face value of approximately $85.8 million for approximately $78.4 million at which time warehouse line borrowings were reduced by $52.2 million. We received net proceeds of $26.2 million after the warehouse line pay down and payment of certain expenses.

•	We amended and renewed our warehouse facility that supported our finance company’s operations. This facility was paid off and terminated in the third quarter of 2003 as a result of our decision to exit the consumer finance business.

•	We received tax refunds totaling $63.5 million from the filing of our 2002 federal income tax return and the carryback of the 2002 net operating loss.

          In January 2003, we finalized a committed three-year, $75 million revolving credit facility for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require us, only in the event that liquidity, as defined, falls below $35 million, to maintain certain levels of earnings, as defined, and maintain certain ratios of earnings to fixed charges, as defined. In addition, other restrictions such as the ability to make certain investments, pay dividends and purchase or redeem our common stock would go into effect. The facility also contains covenants that limit our ability to incur additional indebtedness and liens and sell assets. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Earnings, as defined, consist of net income or loss excluding interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period and cash losses under wholesale repurchase obligations. The financial covenants that are required in the event that our liquidity falls below $35 million are as follows:

Required ratio
	Required	of Earnings to
Period	Earnings	fixed charges

9 months ended September 27, 2003	$32.4 million	0.663 to 1
12 months ended January 3, 2004	$45.2 million	1.0 to 1
Each 12 month period ending on a fiscal quarter end thereafter	$45.2 million	1.0 to 1

          For the nine months ended September 27, 2003, our earnings, as defined, was a negative $16.7 million and our ratio of earnings to fixed charges was a negative 0.45 to 1. At September 27, 2003 our liquidity was $152.2 million, which was in excess of $35 million such that these financial covenants were not in effect. We expect, over the next 12 months, to maintain liquidity at or in excess of the $35 million threshold. Thus, while our operating results may continue to be below the required levels of earnings and ratios of earnings to fixed charges, these covenant requirements are not expected to be in effect.

          As of September 27, 2003, facility availability was $67.4 million and $66.9 million of letters of credit and no borrowings were outstanding under the facility. We expect to continue to utilize availability under this facility principally for letters of credit.

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

          Our two issuances of Senior Notes have at times traded at a discount to their respective face values. We continuously evaluate the most efficient use of our capital, including without limitation, purchasing, refinancing or otherwise retiring our outstanding indebtedness, debt exchanges, restructuring of obligations, financings, and issuances of securities, whether in the open market or by other means and to the extent permitted by our financing arrangements. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

          The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at September 27, 2003, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $84 million of which no more than approximately $78 million of cash borrowings could be secured debt.

          In April 2003, we completed an amendment and renewal of the $150 million warehouse facility that expired in April 2003 at a reduced size of $75 million. The warehouse facility was maintained for a consolidated third party special purpose entity to support our consumer finance operations. As discussed in “Discontinued Operations”, during the third quarter, we exited the consumer finance business. As a result the warehouse facility was paid off and terminated during the third quarter of 2003.

          We have two floor plan facilities with total availability of $21 million, of which $15.9 million was outstanding at September 27, 2003. A $15 million floor plan financing facility contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the revolving credit facility, at each fiscal month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of September 27, 2003, we had approximately $13.2 million outstanding under this facility and were in compliance with the covenant.

          We expect to spend less than $10 million in 2003 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term.

          Contingent liabilities and obligations

          We had significant contingent liabilities and obligations at September 27, 2003, including estimated wholesale repurchase obligations totaling approximately $250 million (without reduction for the resale value of the homes), surety bonds and letters of credit totaling $102.5 million and guarantees by certain of our consolidated subsidiaries of $5.6 million of debt of unconsolidated subsidiaries.

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

          Summary of liquidity and capital resources

          At September 27, 2003, our unrestricted cash balances totaled $144.8 million and we had unused availability of $0.5 million on our $75 million credit facility and $5.1 million of unused availability under our two floor plan facilities. Therefore, total cash available from these sources was approximately $150.4 million. This level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next 12 months. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

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

     Goodwill

          We test for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We evaluate each reporting unit’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit’s fair value, we calculate the present value of future cash flows based on forecasted sales volumes, the number of retail sales centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. Past evaluations of goodwill have resulted in significant impairment charges including a charge in the third quarter of 2003. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future.

     Income Taxes: Deferred Tax Assets and Income Tax Refunds

          Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We incurred pretax losses in 2002, 2001 and 2000. Additionally, the manufactured housing industry continues to be challenged by limited availability of consumer and floor plan financing, high industry consumer repossession levels and an uncertain economic outlook, resulting in a continued decline in manufacturing shipments and retail sales. After consideration of these factors, beginning in the second quarter of 2002, we have provided a 100% valuation allowance against our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

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

     Property, Plant and Equipment

          The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling prices, appraised values or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Additionally, we use estimates of fair market values to establish impairment reserves for permanently closed facilities that are held for sale. Past evaluations of property, plant and equipment have resulted in significant impairment charges including a charge in the third quarter of 2003. Significant changes in these estimates and assumptions could result in additional impairment charges in the future.

     Reserves for Self-Insured Risks

          We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $500,000 per claim for workers’ compensation ($750,000 per claim in California) and automobile liability claims, up to $1.5 million per claim for product liability and general liability claims and up to $2.0 million per claim for property insurance claims including business interruption losses. We maintain excess liability and property insurance with outside insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for 100% of health insurance claims. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history, and inflation, as well as estimates provided by our outside insurance broker and carrier, and third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.

     Warranty Reserves

          Our manufacturing operations provide the retail homebuyer with a twelve-month warranty. Estimated warranty costs are accrued as cost of sales at the time of sale. Our warranty reserve is based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the twelve-month warranty period, and the historical average costs incurred to service a home. Significant changes in these factors could have a material adverse impact on future operating results.

     Wholesale Repurchase Reserves

          The majority of our manufacturing sales to independent retailers are made pursuant to repurchase agreements with the providers of floor plan financing. Potential losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes. Probable losses under repurchase agreements are accrued based on the historical number of homes repurchased, the cost of such repurchases and the historical losses incurred as well as the current inventory levels held at our independent retailers. In addition, we monitor the risks associated with our independent retailers and consider these risks in our evaluation of the wholesale repurchase reserves. Significant changes in these factors could have a material adverse impact on future operating results.

Impact of Recently Issued Accounting Pronouncements

          In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than recognized at the date of an entity’s commitment to an exit plan as previously required in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption by the Company at the beginning of fiscal 2003 impacted the manner in which the Company reported restructuring charges in the third quarter. These charges were generally recognized when the liability was incurred.

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

     As discussed in the “Notes to Consolidated Financial Statements,” we have a significant amount of debt, consisting primarily of long-term debt, outstanding as of the end of the most current quarter. This indebtedness could, among other things:

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

     General industry conditions – As a result of the continued downturn in the manufactured housing industry, we have experienced a decline in sales and incurred operating losses and costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions continue to deteriorate, our sales could decline further and our operating results and cash flows could suffer.

     Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments and retail sales, tightened consumer credit standards, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability. We estimate approximately half of the industry retail sales locations and manufacturing facilities have closed since mid-1999 as a result of these industry conditions. Largely as a result of these industry conditions, since the beginning of the industry downturn, we have closed a significant number of homebuilding facilities and retail sales locations in an attempt to return to profitability. Since 2000, we have reported significant net losses including goodwill impairment charges, a valuation allowance of 100% of our deferred tax assets, and restructuring charges, which are each discussed in more detail in Item 2 of this Report and in Item 7 of our Form 10-K for the years 2002, 2001 and 2000. If the current downturn in the industry continues, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

     Common stock and Senior Notes values – Our common stock price has been volatile and may continue to be volatile given current industry and economic conditions. Our Senior Notes have traded at significant discounts to face value and may in the future trade at discounts.

     Our Company’s closing common stock price was $27.38 on December 31, 1998, before the industry downturn began in mid-1999. The trading value per share of our stock has ranged from $1.65 to $12.85 during 2002 and the first nine months of 2003. Additionally, our two issuances of Senior Notes have traded at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact our common stock and Senior Notes market prices in the future.

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

     In addition, the manufactured housing industry is affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of the foregoing factors, our revenues and operating results fluctuate, and we expect them to continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical and seasonal downturns in the manufactured housing market.

     Consumer financing availability – Tightened credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders have reduced our sales. If consumer financing were to become further curtailed or unavailable, our sales could decline further and our operating results and cash flows could suffer.

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

     The poor performance of portfolios of manufactured housing consumer loans in recent years has made it more difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. Additionally, the industry has seen an increasing number of traditional real estate mortgage lenders discontinue financing for manufactured housing or tighten terms as a result, in part, of increasing pressure from traditional buyers of those loans, primarily Fannie Mae and Freddie Mac. Fannie Mae has issued revised lending standards for manufactured homes, effective August 2003, which, among other things, increased interest rates, tightened terms and restricted eligibility requirements for buyers of manufactured homes. In addition, the revised standards defined new and tightened existing standards for appraisals of manufactured housing properties subject to such financing.

     If consumer financing for manufactured homes were to become further curtailed or unavailable, we would likely experience further retail and manufacturing sales declines and our operating results and cash flows would suffer.

     Floor plan financing availability – Reduced number of floor plan lenders and reduced amount of credit available to manufactured housing retailers may result in lower retail inventory levels as well as fewer sales centers. As a result, our manufacturing sales could decline further and our operating results and cash flows could suffer.

     Independent retailers of our manufactured homes generally finance their inventory purchases with floor plan financing provided by lending institutions. The number of floor plan lenders and their lending limits affect the availability of wholesale financing to retailers. During the past five years several major national floor plan lenders have exited the industry or curtailed their floor plan operations. The remaining floor plan lenders or new floor plan lenders entering the industry may change the terms of their loans as compared to previously available terms for such floor plan loans. These changes could include higher interest rates, lower advance rates, earlier or more significant principal payments or longer repurchase periods for the manufacturers. In addition, weaker retailers may not qualify for floor plan financing at all. Reduced availability of floor plan lending or tighter floor plan terms may affect our independent retailers’ inventory levels of new homes, the number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent retailers could also be affected by reduced retail inventory levels or a reduced number of sales centers. As a result we could experience manufacturing sales declines or a higher level of retailer defaults and our operating results and cash flows could suffer.

     Contingent liabilities – We have, and will continue to have, significant contingent wholesale repurchase obligations and other contingent obligations, some of which may become actual obligations that we must satisfy. We may incur losses under these wholesale repurchase obligations or be required to fund these or other contingent obligations that would reduce our cash flow.

     In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, for a period up to 30 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the amount of any damage to the home and any missing appliances. Our estimated aggregate contingent repurchase obligation at September 27, 2003 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 2, of this Report. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

     At September 27, 2003, we had contingent debt obligations related to surety bonds and letters of credit. In addition, we also had guarantees by certain of our consolidated subsidiaries of debt of unconsolidated subsidiaries. For additional detail and discussion see “Liquidity and Capital Resources” in Item 2 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

     Dependence upon independent retailers – If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.

     During 2002, approximately 77% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

     Effect on liquidity – Current industry conditions and our recent operating results have limited our sources of capital. If this situation does not improve and if we are unable to locate alternative sources of capital, we may be unable to maintain or expand our business.

     We depend on our cash balances, cash flows from operations, revolving credit facility, and floor plan facilities to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our recent operating results and other changes, have decreased sources of financing.

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

     At the end of the period of this report, we had a significant amount of surety bonds representing collateral for our self-insurance program and for general operating purposes. We are required to provide collateral in support of our surety bond programs in the form of letters of credit. For additional detail and information concerning the amounts of our surety bonds and letters of credit, see “Notes to Consolidated Financial Statements”. If our current surety bond provider were to terminate these programs, we would seek alternative providers. The inability to retain our current provider or obtain alternative bonding sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

     Competition – The manufactured housing industry is very competitive. If we are unable to effectively compete, our growth could be limited, our sales could decline and our operating results and cash flows could suffer.

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based, among other things, on price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have captive retail distribution systems and consumer finance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that it is relatively easy for new retailers to enter into our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and manufacturing shipments could be reduced. As a result, our growth could be limited, our sales could decline and our operating results and cash flows could suffer.

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

     Dependence upon executive officers and other key personnel – The loss of any of our executive officers or other key personnel could reduce our ability to manage our businesses and achieve our business plan, which could cause our sales to decline and our operating results and cash flows to suffer.

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

     In January 2003, we finalized a committed three-year, $75 million revolving credit facility to use for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require us, only in the event that our liquidity, as defined, falls below $35 million, to maintain certain levels of earnings, as defined, and certain ratios of earnings to fixed charges, as defined in the agreement. In addition, the facility contains covenants that limit our ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem our common stock. For additional detail and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 2, of this Report.

     One of our floor plan financing facilities contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the revolving credit facility, at each month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. For additional detail and discussion concerning this facility and the amounts outstanding under this facility see “Liquidity and Capital Resources” in Item 2, of this Report.

     If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity. If our debt were to be accelerated, our assets might not be sufficient to repay our debt in full.

     Potential Dilution — Outstanding preferred stock that is convertible into common stock and redeemable for common stock (and in some cases, at our option, for cash), an investor right to purchase additional convertible preferred stock, a warrant to acquire common stock, a deferred purchase price obligation that is payable, at our option, in cash or common stock, as well as other potential capital or debt reduction transactions could result in potential dilution and impair the price of our common stock.

     At September 27, 2003 there was $8.75 million of Series C preferred stock outstanding, which is convertible into common stock at a rate of $5.66 per share. Commencing March 29, 2004, our preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

     The preferred shareholder also has the right until December 31, 2004 to purchase an additional $12 million of Series B preferred stock. If the preferred shareholder exercises this right, then from July 3, 2003 until its maturity on July 3, 2008, the preferred shareholder will have the right to redeem the additional $12 million of Series B preferred stock in common stock at the then market price or in cash at our option. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase (subject to certain limitations) but could not be less than $7.50 per share.

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

     We have a warrant outstanding which is exercisable based on approximately 2.2 million shares of common stock at a strike price of $10.77 per share. Commencing on April 2, 2003, the warrant strike price began to increase annually by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

     As of September 27, 2003, we had outstanding $12 million of a deferred purchase price obligation which is payable in quarterly installments of $2 million through January 3, 2005. Quarterly installments may be made in cash or shares of common stock, at our option. The number of shares to be issued in any quarterly payment depends on the availability of registered shares of common stock and the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, as we have in the past, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases.

     To the extent that the preferred shareholder elects to convert the preferred stock into common stock or redeem the preferred stock for common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, our then existing common shareholders would experience dilution in their percentage ownership interests. The additional shares of common stock that could be available for sale upon conversion or redemption of the preferred stock, as dividends on the preferred stock or in payment of the deferred purchase price obligation, may have a negative impact on the market price of our common stock. In addition, sale of substantial amounts of our common stock in the public market by the preferred shareholder or the recipients of the deferred purchase price payments, or the perception that these sales might occur, could depress the price of our common stock. Such selling shareholders may determine the timing, structure and terms of any disposition of our common stock, all of which could affect the market price of our common stock.

     For a summary of shares issued for current year quarterly installments of the deferred purchase price obligation and for redemptions and conversions of preferred stock, see Part II, Item 2, of this Report.

     We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness, the terms of which may result in additional potential dilution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s floor plan borrowings and obligations under industrial revenue bonds are subject to variable rates of interest based on the U.S. prime interest rate, short-term tax exempt rate indices and LIBOR, respectively. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.3 million, assuming average related debt of $33.0 million, the amount of outstanding borrowings at September 27, 2003.

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          On August 26, 1999, a putative shareholder class action suit entitled Joel Miller v. Champion Enterprises, Inc. (“Joel Miller”) was filed against the Company and Walter R. Young in the U.S. District Court for the Eastern District of Michigan. The complaint sought unspecified damages and costs for alleged violations of federal securities laws. The plaintiffs generally alleged, among other things, that the Company made false and misleading statements and omitted other information regarding the financial condition of Ted Parker Homes Sales, Inc. (“Ted Parker”), our former largest independent retailer, and the potential impact on the Company of Ted Parker becoming insolvent. On June 13, 2001, the U.S. District Court dismissed the case with prejudice and plaintiffs filed an appeal of that dismissal. On October 8, 2003 the U. S. Court of Appeals for the 6th Circuit affirmed the judgment of the District Court. Plaintiffs have indicated they intend to file a petition for rehearing.

Item 2. Changes in Securities and Use of Proceeds.

          On January 2, 2003, April 1, 2003, July 1, 2003 and October 1, 2003 the Company issued 641,613 shares, 328,405 shares, 469,695 shares and 291,647 shares of its common stock, respectively, in connection with the $2.0 million quarterly installment payments under convertible promissory notes issued June 21, 2001. These notes represent a deferred purchase price obligation of the Company. During the quarter ended September 27, 2003, the Company issued 882,706 shares of its common stock to the holder of the Company’s Series B-1 cumulative convertible preferred stock in redemption of $5 million of such preferred stock. During the quarter ended March 29, 2003, the Company issued 2,868,794 shares of its common stock to the holder of the Company’s Series C cumulative convertible preferred stock in conversion of $16.25 million of such preferred stock. Although these shares of common stock were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, such shares of common stock have been registered for resale under the Securities Exchange Act of 1933, pursuant to effective registration statements.

Item 5. Other Information

          On June 30, 2003, in connection with the appointment of Albert A. Koch as Chairman of the Board, President and Chief Executive Officer, the Company entered into a letter agreement with AP Services, LLC pursuant to which AP Services provides interim management services to the Company, including the services of Mr. Koch. Also on June 30, 2003, the Company entered into a letter agreement with AlixPartners, LLC pursuant to which AlixPartners provided financial and operational consulting services to the Company. These agreements were approved by all of the independent members of the Board. Mr. Koch is the Chairman of AlixPartners.

          The Board has formed a review committee comprised solely of independent directors to (i) review, oversee and monitor the services provided to the Company by AP Services and AlixPartners pursuant to the June 30, 2003 agreements or otherwise (ii) review, monitor and approve invoices for services provided by either AP Services or AlixPartners under Board approved agreements, (iii) review and make recommendations to the full Board concerning any proposals for additional services to the Company by AP Services or AlixPartners, (iv) review, monitor and take appropriate action concerning any questions or issues that may arise in connection with AP Services or AlixPartners, and (v) make regular reports to the Board concerning the performance and progress of AP Services and AlixPartners under all such Board approved agreements.

          In addition to the two June 30, 2003 agreements, the Board has approved two agreements for AlixPartners to provide additional services and programs to the Company. The fees for one of these agreements is based on hourly rates and expenses and the fees for the other is contingent upon savings from that program. These agreements were reviewed and approved by the independent review committee and subsequently approved by the independent members of the Board. These agreements are being monitored by the independent review committee. The Company may consider entering into other agreements with AP Services or AlixPartners. In all such cases, those agreements will go through the same independent review, approval and monitoring processes.

          During the third quarter, we recorded expenses of $1.3 million and paid fees of $0.8 million for services rendered under all of the arrangements with AP Services and AlixPartners, including the services of Mr. Koch.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1	Letter Agreement dated June 30, 2003 between the Company and AP Services, LLC, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 3, 2003 and incorporated herein by reference.

10.2	Letter Agreement dated June 30, 2003 between the Company and AlixPartners, LLC, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on July 3, 2003 and incorporated herein by reference.

10.3	Resignation, Release and Settlement Agreement dated August 27, 2003 between the Company and Walter R. Young.

10.4	Termination Agreement and General Release dated July 31, 2003 between the Company and Philip C. Surles.

31.1	Certification of Chief Executive Officer dated October 23, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

31.2	Certification of Chief Financial Officer dated October 23, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated October 23, 2003, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

(b)	Current reports on Form 8-K

1)	June 30, 2003. Press release filed under Item 5 announcing that Albert A. Koch was to be named Chairman of the Board and interim President and Chief Executive Officer of the Company.

2)	July 3, 2003. Champion Enterprises filed under Item 5 reporting that on June 30, 2003 it entered into a letter agreement with AP Services, LLC pursuant to which AP Services will provide interim management services to the Company. On June 30, 2003, the Company also entered into a letter agreement with AlixPartners, LLC pursuant to which AlixPartners would provide financial and operational consulting services to the Company.

3)	July 16, 2003. Press release filed under Item 5 announcing Champion Enterprises, Inc. second quarter 2003 results with condensed consolidated financial information.

4)	July 21, 2003. Press release filed under Item 5 announcing that Philip Surles was retiring as Chief Operating Officer of the Company and that the Chief Operating Officer position at the Company will be eliminated effective with Mr. Surles’ retirement.

5)	July 31, 2003. Press release filed under Item 5 announcing that the Company has discontinued operations at HomePride Finance Corp., its manufactured housing loan origination business.

6)	September 5, 2003. Press release filed under Item 5 announcing that the Company plans to strengthen operations and enhance financial performance with the closing of four manufacturing facilities and 35 retail sales centers.

7)	October 22, 2003. Press release filed under Item 5 announcing Champion Enterprises, Inc. third quarter 2003 results with condensed consolidated financial information.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

By:	/s/ PHYLLIS A. KNIGHT
Phyllis A. Knight
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

And:	/s/ RICHARD HEVELHORST

Richard Hevelhorst
Vice President and Controller
(Principal Accounting Officer)

Dated: October 23, 2003

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX- 10.3	Resignation, Release and Settlement Agreement dated August 27, 2003 between the Company and Walter R. Young.

EX- 10.4	Termination Agreement and General Release dated July 31, 2003 between the Company and Philip C. Surles.

EX- 31.1	Certification of Chief Executive Officer dated October 23, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

EX- 31.2	Certification of Chief Financial Officer dated October 23, 2003, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

EX- 32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated October 23, 2003, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.