Form 10-K
period 2004-01-03
CHAMPION ENTERPRISES INC
filed 2004-03-01
CIK 814068

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2004	Commission File Number 1-9751

CHAMPION ENTERPRISES, INC.

(Exact name of Registrant as specified in its charter)

Michigan	38-2743168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 300, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(248) 340-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 18, 2004, based on the last sale price of $9.10 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $492,727,890. As of February 18, 2004, the Registrant had 69,606,246 shares of Common Stock outstanding.

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Report
Document	into which it is incorporated

Proxy Statement for Annual Shareholders’ Meeting to be held April 27, 2004	III

PART I

Item 1.	Business

General

      Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, “we”, “Champion” or “the Company”) primarily produce and sell manufactured homes. As of January 3, 2004, we were operating 30 manufacturing facilities in 14 states in the United States and two provinces in western Canada and 78 retail locations in 21 states.

      Champion led the U.S. manufactured housing industry in the number of wholesale homes sold in each of the last six years, based on data obtained from industry members’ press releases, filings with the Securities and Exchange Commission (“SEC”), industry data published by the Institute for Building Technology and Safety (“IBTS,” formerly the National Conference of States on Building Codes and Standards) and data from an annual survey by Manufactured Home Merchandiser (“MHM”), an industry trade publication.

      During the past four and one-half years, the manufactured housing industry has been in a downturn as a result of limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers, tightened consumer credit standards, excessive inventories and an uncertain economic outlook. Industry shipments in 2003 were 62% lower than in 1999. Industry conditions have affected our results as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. Since the industry downturn began in mid-1999, we have closed or consolidated 38 manufacturing facilities. Since mid-2000 we have closed 276 retail sales locations to eliminate under-performing operations and rationalize our operations and capacity for industry conditions. The industry’s U.S. manufacturing shipments and retail sales of new homes in 2004 are expected to continue to suffer from the factors described above.

      The manufactured housing industry grew significantly from 1991 to 1998 as industry shipments more than doubled. From 1994 to 1999, we significantly expanded our manufactured housing production operations through the acquisition of eight manufactured housing companies that operated 18 manufactured housing facilities at the time of acquisition and, in 1996, our merger with Redman Industries, Inc, a publicly-held company. In addition, from 1996 through 1999 we opened 17 new production facilities. During 1998 and 1999, we significantly expanded our retail operations by completing the acquisitions of 15 retail organizations which operated 178 sales centers at the time of acquisition.

      In 1999, we formed Champion Development Corp. (“CDC”) to make minority interest investments in manufactured housing developments. As of December 2001, CDC had investments in 16 developments in seven states. During 2002, we sold our principal development investment, closed the related management and administrative offices and divested of certain other development operations. In January 2003, we sold another of our development companies. Our remaining development operations are not material to the operations of the Company.

      In 2000, we formed Genesis Homes (“Genesis”) as a new division to focus on building and selling homes directly to small and medium-sized builders and developers. At January 3, 2004, we operated nine homebuilding facilities that produce modular and manufactured homes under Genesis, which provides nationwide market presence. Our Genesis plants sold approximately 3,100 homes through 500 builders and developers in 2003, accounting for 12% of the homes sold by our manufacturing operations. Genesis plants also produce traditional manufactured homes, which are sold to independent and Company-owned retailers.

      In 2002, we acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. Through this business we originated and funded loans to consumers who purchased Champion manufactured homes from both Company-owned and independent retailers. However, our inability to obtain required financing for this business caused us to exit the consumer finance business in the third quarter of 2003. Results and balances related to this finance business are presented as discontinued operations throughout this Report.

Segment Information

      Financial information about the Company’s manufacturing and retail segments is included in Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. All of our operations are located in the United States except for two manufacturing facilities in western Canada. During each of the last three years these Canadian operations accounted for less than 4% of our consolidated total sales and total assets.

Products

      Most of the homes that we produce are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (“HUD Code homes”). The HUD code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. Approximately 86% of the homes we produced in 2003 were HUD Code homes compared to 90% in 2002. The remaining homes we produced were modular homes (10.3% in 2003 and 7.2% in 2002) or were manufactured and sold in Canada (3.5% in 2003 and 2.8% in 2002). Modular homes are designed and built to meet local building codes. Homes produced and sold in Canada are constructed in accordance with applicable Canadian building standards.

      Champion produces a broad range of multi-section and single-section homes under various trade names and brand names and in a variety of floor plans and price ranges. Most of the homes we build are single-story, ranch-style homes, but we also build one and one-half story and two-story homes, cape cod style homes and multi-family units such as townhouses. The homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, dining room, kitchen and two full bathrooms. The portion of our sales comprised of larger, multi-section homes has been increasing during the past ten years. In 2003, we produced and sold 25,483 homes, of which 84% were multi-section homes compared to 82% in 2002 and 51% in 1993.

      We regularly introduce homes with new floor plans, exterior elevations, decors and features. Our corporate marketing and engineering departments work with our manufacturing facilities to design homes that appeal to local markets and consumers’ changing tastes. We focus on designing homes with a traditional residential or site-built appearance through the use of dormers and higher pitched roofs. We also focus on designing energy efficient homes and all of our U.S. manufacturing facilities are qualified to produce “Energy Star®” rated homes. In 2003, we introduced our “Customer Design Series” of homes that offer multiple interior and exterior options that may be selected by the consumer in designing a customized home. This unique series of homes also gives Champion retailers a new tool for attracting customers, while reducing retailer inventories and overhead costs.

      Champion designed homes have won numerous awards during the past five years. Recently, our Genesis division was recognized by the National Association of Homebuilders by winning first place in the “Excellence in Model Home Design” competition. In 2003, our “Cottage” model won the award for the “Best Modular Home Below 2,200 Square Feet.” In 2002, Genesis received first place for its “Bainbridge” model.

      During 2003, the average home selling price for our manufacturing shipments was $37,100, excluding delivery, and manufacturing sales prices ranged from $15,000 to over $100,000. Retail sales prices of the homes, without land, generally range from $25,000 to over $150,000, depending upon size, floor plan, features and options. During 2003, the average retail selling price for new homes sold to consumers by Company-owned retail sales centers was $78,300, including delivery, setup and retailer supplied accessories.

      The chief components and products used in manufactured housing are generally of the same quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and the Company is not dependent upon any particular supplier. Prices of certain materials such as lumber, insulation, steel and drywall can fluctuate significantly due to changes in demand and supply. The industry and the Company generally have been able to pass higher material costs on to the consumer in the form of surcharges and base price increases. It is not certain, however, that any future price increases can be passed on to the consumer without affecting demand.

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

Production

      Our homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. Most of the homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support chassis. Each section or floor is assembled in stages beginning with the construction of the chassis, then adding other constructed and purchased components, and ending with a final quality control inspection. The sections of some of the modular homes that we produce are built and transported on carriers, rather than on a steel chassis. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power, enables the Company to produce homes in less than one week typically at a lower cost than a conventional site-built home of similar quality. According to 2002 data reported by the U.S. Department of Commerce, manufactured housing costs approximately $32.16 per square foot, compared to $75.68 per square foot for site-built housing, excluding the cost of land.

      The production schedules of our manufacturing facilities are based upon customer (retailer and builder/developer) orders, which can fluctuate from week to week. Orders from retailers are generally subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for consumer purchase orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their floor plan lender.

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

Independent Retailers

      During 2003, approximately 78% of our manufacturing shipments were to approximately 2,400 independent retail locations throughout the U.S. and western Canada. As of January 3, 2004, approximately 600 of these independent retail locations were part of our Champion Home Center (“CHC”) retailer program. Independent CHC retailers purchased approximately 39% of the homes we produced in 2003, or approximately 50% of the homes we sold to independent retailers. CHC retailers have access to a broad range of products, including modular homes, and to a variety of training programs for sales techniques, management tools, inventory management and retail customer financing procedures. They also benefit from marketing and advertising support, lead management tools, Internet applications and support, and national promotional campaigns. CHC retailers have committed to stocking a minimum of 50% of their inventories with Champion-produced homes and to displaying signage identifying their location as a CHC. We continually seek to increase our manufacturing shipments by expanding sales at our existing independent retailers and by finding new independent retailers to sell our homes.

      As is common in the industry, our independent retailers may sell manufactured homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2003, no single independent retailer or distributor accounted for more than 3% of our manufacturing sales. The majority of independent retailer home purchases are financed by lending institutions subject to a floor plan agreement and secured by a lien on such homes. We generally receive payment from the lending institution 5 to 15 days after a home is sold and invoiced to an independent retailer. In accordance with trade practice, the Company generally enters into repurchase agreements with the lending institutions providing floor plan financing, as is more fully described in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Report and in “Contingent Repurchase Obligations” in Item 7 of this Report.

Company-Owned Retail Sales Centers

      Purchases by Company-owned retailers accounted for 10% of the homes shipped by our manufacturing operations in 2003. Of the total new homes sold by Company-owned retailers in 2003, 95% were Champion-produced. Each of our Company-owned retailers does business autonomously under its own name and carries and sells homes based on availability from suppliers and marketability for their local area. Company-owned sales centers are members of our CHC network.

      We had 78 retail locations in 21 states as of January 3, 2004, consisting of 61 full service sales centers and 17 sales offices that focus on selling homes into manufactured housing communities. Each of our full service retail sales centers has a sales office, which is generally a factory-built home, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be built at a manufacturing facility. Many sales centers also sell pre-owned homes that are obtained through trade-ins or repossessed homes purchased from or sold on a consignment basis for consumer finance companies. At January 3, 2004, Company-owned sales centers had an average inventory of 13 new homes per location, including homes delivered to a consumer home site but not yet recorded as a sale. Historically, Company-owned retailers generally financed their inventories of homes under floor plan financing arrangements similar to those discussed above under “Independent Retailers.” However, in 2003, floor plan financing was used for less than 50% of our new home inventory.

      Our full service, Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Sales centers typically employ a manager and three or four commissioned salespersons. Most retail customers finance the purchase of their home through a lending institution. The sales center often assists in arranging financing and insurance on the home, for which a fee may be received. The majority of consumer purchases of our homes now involve land; therefore, Company-owned retailers often assist the homebuyer with the land component of the purchase transaction. The sales centers may also sell additional accessories in connection with the sale of the home, such as central air conditioning, decks, skirting and additional appliances. Retailers also often arrange for necessary permits and utility connections.

Market

      Factory-built housing competes with other forms of low-cost new housing such as site-built housing, panelized homes and condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by IBTS and the U.S. Department of Commerce, Bureau of the Census, for the past five years and for 2003 manufactured housing shipments of HUD Code homes accounted for an estimated 14% and 8%, respectively, of all new single-family housing starts and 19% and 11%, respectively, of all new single-family homes sold. Industry wholesale shipments of HUD Code homes totaled approximately 131,000 homes in 2003, down 22% from 2002 levels and down 62% from 1999 levels, according to data reported by IBTS. Based on data reported by Statistical Surveys, Inc., we estimate that industry retail new home sales in 2003 totaled 151,000 homes, down 22% from 2002 levels.

      The market for manufactured housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, job creation, general economic conditions and the overall affordability of manufactured housing versus other forms of housing. In addition, demographic trends, such as changes in population growth, and competition affect demand for housing products. Interest rates and the availability of financing also influence the affordability of manufactured housing.

      We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and married couples, as well as elderly or retired persons. The comparatively low cost of fully or partially furnished housing attracts these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in manufactured homes also make up a significant portion of the demand for new manufactured housing.

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

     Consumer Financing

      The number of manufactured homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards, loan terms and cost of consumer financing. Two basic types of consumer financing are available: home-only or personal property loans for purchasers of only the home, and real estate mortgages for purchasers of the home and land on which the home is placed. Loose credit standards for home-only loans in the mid to late 1990s led to the recent high number of industry repossessions of homes from consumers.

      The poor performance of portfolios of manufactured housing consumer loans in recent years has made it very difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market, which has been a significant source of long-term capital for originators of manufactured housing home-only loans. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. Since 1999, many consumer lenders tightened credit underwriting standards and loan terms and increased interest rates for loans to purchase manufactured homes, which reduced lending volumes and resulted in lower industry sales volumes. Additionally, the industry has seen a number of traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing as a result, in part, of program changes by the traditional buyers of conforming mortgage loans, primarily Fannie Mae and Freddie Mac.

      Based on a survey published by Manufactured Housing Institute (“MHI”), total new manufactured home retail sales financed with home-only loans have declined to an estimated 30% of industry sales in 2003. In 2000, we estimate that approximately 80% of new manufactured home retail sales were financed with home-only loans. Since the late 1990s the number of manufactured home sales financed with real estate mortgages has been growing. We estimate that the percentage of total new manufactured home retail sales financed with real estate mortgages has increased from approximately 10% in 2000 to over 50% in 2003. The levels of lending availability for both personal property loans and real estate mortgages significantly affect the number of manufactured homes that can be sold to consumers and related wholesale demand.

     Wholesale Financing

      Independent retailers of manufactured homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third party lending institutions. The availability and cost of floor plan financing can affect the amount of retailer inventory of new homes, the number of retail sales centers and related wholesale demand. During the past five years, several major national floor plan lenders have exited the industry or curtailed their floor plan operations, while a smaller number of national lenders, and a large number of local and regional banks, have entered the market or increased lending volumes. We estimate that 55% of total floor plan financing for our independent retailers is currently with local and regional banks.

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

      According to IBTS, in December 2003 there were approximately 62 producers of manufactured homes in the U.S. We estimate that these producers were operating approximately 160 production facilities. This total compares to approximately 190 plants in 2002. In 2002, the top five companies had combined market share of approximately 61% of HUD Code homes, according to data from a survey by MHM. Based on industry data reported by IBTS, in 2003 our U.S. wholesale market share of HUD Code homes sold was 16.8%, compared to 17.3% in 2002. This decline in wholesale market share was due primarily to our restructuring actions, which have eliminated under-performing operations and rationalized operations and capacity for industry conditions.

      We believe there are an estimated 4,000 industry retail locations throughout the U.S. We sell our homes through Company-owned sales centers and approximately 2,400 independent retailers, which at January 3, 2004 included 600 independent locations that are members of our CHC retail distribution network. In 2003, we also sold homes directly to approximately 500 builders and developers, primarily through our Genesis operations.

     Builders and Developers

      A portion of the homes we build are sold directly through builders and developers to a consumer segment which differs from consumers who purchase homes through our traditional retail distribution channel. In 2003, we sold approximately 3,100 homes (12% of the total homes we produced) directly to 500 builders and developers through our nine Genesis Homes manufacturing facilities. Certain of our other homebuilding plants also sell homes directly to builders/developers.

      The selling process to builders/developers is different than that of our traditional distribution channel. We attract builder and developer inquiries through direct solicitation, trade shows, direct advertising, the Internet and by word-of-mouth. The builder/developer acquires the land, obtains the appropriate zoning, develops the land and usually builds the foundation for the home. We design, engineer, build and deliver the home to the site. We or the builder/developer contract a crew to set or place the home on the foundation and to finish the home on site. The builder/developer may construct the garage, patio and porches at the site and either sell the home directly to the consumer or through a realtor. While the homes and production processes are similar to those used in our more traditional channel, as discussed in this Item under “Products” and “Production,” the size and features of the homes often require more customization and engineering. The builder/developer is typically required to provide a non-refundable deposit before engineering and production begins. The remaining portion of the purchase price is usually paid upon delivery of the home to the site.

      The homes sold through builders/developers are usually placed in a subdivision in suburban areas, rather than in rural markets, and are generally larger and have more amenities than the homes we build for our traditional markets. As a result, the wholesale price for these homes can be more than twice as much as the average price of our traditional homes. Therefore, we believe these consumers generally have higher household incomes than our traditional consumers. Some of the homes sold through builders/developers are constructed to local building codes rather than the HUD code as with our traditional market, including some that are two-story homes and some that are placed on foundations with basements. In addition, there is a small but growing segment of our homes sold through builders/developers and placed in urban redevelopment areas. Approximately 26% of the homes sold to builders and developers in 2003 were modular homes constructed to local building codes.

      We can provide a faster, more efficient supply chain process than the traditional on-site construction process. In addition, our nationwide purchasing power allows us to procure building materials at favorable prices. Our competition in the builder/developer channel is primarily with on-site builders. We have regional competitors who also build homes off-site and have a process similar to ours.

     Relationship with our Employees

      At January 3, 2004, we had approximately 6,800 employees. We deem our relationship with our employees to be generally good. Currently, our two manufacturing facilities in Canada employ approximately 330 workers that are subject to collective bargaining agreements, one which expires in June 2005. The other agreement expired in November 2003 and a new agreement has been negotiated but not yet completed. We expect the new agreement to be completed by March 2004. These 330 employees represent approximately 5% of our total current workforce.

      The workforce of approximately 150 employees at another of our manufacturing plants voted to unionize in 2001 but petitioned in April 2002 to withdraw from the union. On January 17, 2003 an Administrative Law Judge (“ALJ”) of the National Labor Relations Board (“NLRB”) made findings that the Company had engaged in unfair labor practices and therefore set aside the employees’ April 2002 formal petition to end union representation. The ALJ ordered that the Company begin immediately to bargain with the union. This was reinforced by a “10-J” bargaining injunction. We believe that the ALJ’s findings were incorrect and have appealed those findings and orders to the NLRB while we continue to bargain.

     Forward Looking Statements

      Certain statements contained in this Report, including our plans and beliefs regarding availability of liquidity and financing, anticipated capital expenditures, outlook for the manufactured housing industry in particular and the economy in general, availability of wholesale and consumer financing and characterization of and our ability to control our contingent liabilities, could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. We do not undertake to update our forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could materially affect our operating results or financial condition.

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

      As discussed in Note 8 of “Notes to Consolidated Financial Statements” in Item 8 of this Report, we have a significant amount of debt outstanding which consists primarily of long-term debt. This indebtedness could, among other things:

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

      We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt obligations, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions, which could restrict our operations.

      General industry conditions — As a result of the continued downturn in the manufactured housing industry, we have experienced a decline in sales and incurred operating losses, costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions continue to deteriorate, our sales could decline further and our operating results and cash flows could suffer.

      Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments and retail sales, tightened consumer credit standards, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability. We estimate approximately half of the industry retail sales locations and manufacturing facilities have closed since mid-1999 as a result of these industry conditions. Since the beginning of the industry downturn we have closed a significant number of homebuilding facilities and retail sales locations in an attempt to return to profitability. Since 2000, we have reported significant net losses including goodwill impairment charges, a valuation allowance of 100% of our deferred tax assets, and restructuring charges, which are each discussed in more detail in Notes 2, 3 and 4 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. If the downturn in the manufactured housing industry continues, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closure or consolidation of existing operations, fixed asset impairment charges and goodwill impairment charges.

      Common stock and Senior Note values — Our common stock price has been volatile and may continue to be volatile given current industry and economic conditions. Our Senior Notes have traded at significant discounts to face value and may trade at discounts in the future.

      Our Company’s closing common stock price was $27.38 on December 31, 1998, before the industry downturn began in mid-1999. The trading value per share of our stock ranged from $1.65 to $12.85 during 2002 and 2003. Additionally, our two issuances of Senior Notes have traded at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact the market prices of our common stock and Senior Notes in the future.

      Fluctuations in operating results — The cyclical and seasonal nature of the manufactured housing market has caused our revenues and operating results to fluctuate. We expect these fluctuations to continue in the future, which could result in operating losses during downturns.

      The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

•	terms and availability of financing for homebuyers and retailers;

•	consumer confidence;

•	interest rates;

•	population and employment trends;

•	income levels;

•	housing demand; and

•	general economic conditions, including inflation and recessions.

      In addition, the manufactured housing industry is affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of the foregoing factors, our revenues and operating results fluctuate, and we expect that they will continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical and seasonal downturns in the manufactured housing market.

      Consumer financing availability — Tightened credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders have reduced our sales. If consumer financing were to become further curtailed or unavailable, our sales could decline further and our operating results and cash flows could suffer.

      The consumers who buy our homes have historically secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, governmental regulations and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan term than a consumer seeking to finance the purchase of land and the home. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built homes. Since 1999, consumer lenders have tightened credit underwriting standards and loan terms and increased interest rates for loans to purchase manufactured homes, which have reduced lending volumes and caused our sales to decline.

      The poor performance of portfolios of manufactured housing consumer loans in recent years has made it more difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market. As a result, consumer finance companies have curtailed their industry lending and many have exited the manufactured housing market. Additionally, the industry has seen a number of traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing as a result, in part, of program changes by the traditional buyers of conforming mortgage loans, primarily Fannie Mae and Freddie Mac.

      If consumer financing for manufactured homes were to become further curtailed or unavailable, we would likely experience further retail and manufacturing sales declines and our operating results and cash flows would suffer.

      Floor plan financing availability — Reduced number of floor plan lenders and reduced amount of credit available to manufactured housing retailers may result in lower retail inventory levels as well as fewer sales centers. As a result, our manufacturing sales could decline further and our operating results and cash flows could suffer.

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

      Contingent liabilities — We have, and will continue to have, significant contingent wholesale repurchase obligations and other contingent obligations, some of which could become actual obligations that we must satisfy. We may incur losses under these wholesale repurchase obligations or be required to fund these or other contingent obligations that would reduce our cash flow.

      In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at January 3, 2004 was significant and included significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 7 of this Report. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

      At January 3, 2004, we also had contingent debt obligations related to surety bonds and letters of credit. In addition, we had guarantees by certain of our consolidated subsidiaries of debt of unconsolidated subsidiaries. For additional detail and discussion see “Liquidity and Capital Resources” in Item 7 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

      Dependence upon independent retailers — If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.

      During 2003, approximately 78% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

      Effect on liquidity — Current industry conditions and our recent operating results have limited our sources of capital. If this situation does not improve and if we are unable to locate alternative sources of capital, we may be unable to maintain or expand our business.

      We depend on our cash balances, cash flows from operations, revolving credit facility and floor plan facilities to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our recent operating results and other changes, has decreased sources of financing.

      If our cash balances, cash flows from operations and availability under our revolving credit facility and floor plan facilities are insufficient to finance our operations and alternative capital is not available or if surety bonds become unavailable to us, we may not be able to expand our business or maintain our existing operations, or we may need to curtail or limit our existing operations.

      We have a significant amount of surety bonds representing collateral for our self-insurance programs and for general operating purposes. We are required to provide collateral in support of our surety bond programs in the form of letters of credit. For additional detail and information concerning the amounts of our surety bonds and letters of credit, see Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. If our current surety bond provider were to terminate these programs, we would seek alternative providers. The inability to retain our current provider or obtain alternative bonding sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

      Competition — The manufactured housing industry is very competitive. If we are unable to effectively compete, our growth could be limited, our sales could decline and our operating results and cash flows could suffer.

      The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based, among other things, on price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have captive retail distribution systems and consumer finance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that it is relatively easy for new retailers to enter our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and manufacturing shipments could be reduced. As a result our sales could decline and our operating results and cash flows could suffer.

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

      Since mid-1999, retail sales and manufacturing shipments of new manufactured homes have decreased as a result of high consumer repossession levels, tightened consumer credit standards, excess retail locations and inventory, a reduced number of consumer lenders in the industry, higher interest rates on consumer loans and a reduced number of floor plan lenders in the industry. As a result, our sales have declined, we have experienced operating losses and we have closed a significant number of manufacturing facilities and retail sales centers. We are implementing strategies designed to address these issues. These strategies may not be successful because the reasons for the decline in demand or future trends in the industry may not be correctly identified, and our operating results may not improve. In addition, factors beyond our control, such as increased competition, reductions in consumer demand or continued economic downturn, may offset any improved operating results that are attributable to our strategy. Any failure of our business strategy could cause our sales to decline and our operating results and cash flows to suffer or cause us to incur additional and potentially substantial losses to close and liquidate unsuccessful operations or lines of business.

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

      In January 2003, we finalized a committed three-year, $75 million revolving credit facility to use for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require us, only in the event that our liquidity, as defined, falls below $35 million, to maintain certain levels of earnings, as defined, and certain ratios of earnings to fixed charges, as defined in the agreement. In addition, the facility contains covenants that limit our ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem our common stock. For additional detail and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report.

      One of our floor plan financing facilities contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the revolving credit facility, at each month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the related debt to become immediately due and payable. For additional detail and discussion concerning this facility and the amounts outstanding thereunder see “Liquidity and Capital Resources” in Item 7 of this Report.

      If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity. If our debt were to be accelerated, our assets might not be sufficient to repay our debt in full.

      Potential Dilution — Outstanding preferred stock that is convertible into common stock and redeemable for common stock (and in some cases, at our option, for cash), an investor right to purchase additional convertible preferred stock, a warrant to acquire common stock, a deferred purchase price obligation that is payable, at our option, in cash or common stock, and other potential capital or debt reduction transactions could result in potential dilution and impair the price of our common stock.

      At January 3, 2004 there was $8.75 million of Series C preferred stock outstanding, which is convertible into common stock at a rate of $5.66 per share. Commencing March 29, 2004, our preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

      The preferred shareholder also has the right until December 31, 2004 to purchase an additional $12 million of Series B preferred stock. If the preferred shareholder exercises this right, then from that date until maturity on July 3, 2008, the preferred shareholder will have the right to redeem the additional $12 million of Series B preferred stock in common stock at the then market price or in cash, at our option. The conversion rate for any future issuance of this preferred stock would be 120% of the market value of the common stock at the time of purchase (subject to certain limitations) but could not be less than $7.50 per share. In February 2004, the preferred shareholder notified us of its intention to exercise the right to purchase an additional $12 million of Series B preferred stock. This transaction is expected to close in March 2004.

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

      We have a warrant outstanding which is exercisable based on approximately 2.2 million shares of common stock at a strike price of $10.77 per share. The warrant strike price increases annually in April by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

      As of January 3, 2004 we had $10 million of a deferred purchase price obligation which is payable in quarterly installments of $2 million through January 3, 2005. Quarterly installments may be made in cash or shares of common stock, at our option. The number of shares to be issued in any quarterly payment depends on the market value of the common stock at the time of issuance. As a result, assuming we elected to pay any quarterly installment in shares of common stock, as we have in the past, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases.

      In a series of transactions during the fourth quarter of 2003, we purchased and retired $44.7 million of our Senior Notes due 2007 and 2009, and paid the related accrued interest thereon, in exchange for 6.7 million shares of our common stock. Subsequent to January 3, 2004, through February 27, 2004, we purchased and retired $27.0 million of our Senior Notes due 2007 and 2009 in exchange for 3.9 million shares of our common stock.

      To the extent that the preferred shareholder elects to convert the preferred stock into common stock or redeem the preferred stock for common stock or we elect to make preferred dividend payments or the deferred purchase price obligation payments in common stock, or we reduce debt obligations through the issuance of common shares, our then existing common shareholders would experience dilution in their percentage ownership interests. The additional shares of common stock that could be available for sale upon conversion or redemption of the preferred stock, as dividends on the preferred stock, in payment of the deferred purchase price obligation, or in payment of our outstanding debt, may have a negative impact on the market price of our common stock. In addition, sale of substantial amounts of our common stock in the public market by the preferred shareholder, the recipients of the deferred purchase price payments, or the exchangers of Senior Notes, or the perception that these sales might occur, could depress the price of our common stock. Such selling shareholders may determine the timing, structure and terms of any disposition of our common stock, all of which could affect the market price of our common stock.

      We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness, the terms of which may result in additional potential dilution.

Executive Officers of the Company

      Our executive officers, their ages, and the position or office held by each, are as follows:

Name	Age	Position or Office

Albert A. Koch	61	Chairman of the Board of Directors, President and Chief Executive Officer
Phyllis A. Knight	41	Executive Vice President and Chief Financial Officer
John J. Collins, Jr.	52	Senior Vice President, General Counsel and Secretary
M. Mark Cole	42	President, Retail Operations
Bobby J. Williams	57	President, Champion Homes
Richard P. Hevelhorst	56	Vice President and Controller

      The executive officers serve at the pleasure of our Board of Directors except for Mr. Koch, who is currently serving in accordance with the terms of a Letter Agreement dated June 30, 2003 with AP Services, LLC (“AP Services”) pursuant to which AP Services provides interim management services to the Company, including the services of Mr. Koch.

      Mr. Koch currently and for the past five years has been a Principal of AlixPartners, LLC (“AlixPartners”), a turnaround consulting firm. During 2003 AP Services and AlixPartners provided interim management and other services to the Company. Over the past five years, Mr. Koch has served in various positions through AlixPartners, including interim Chief Financial Officer at Kmart Corporation and Oxford Health Plans. Mr. Koch has been the Vice Chairman of AlixPartners Holdings, Inc./ Questor Partners Holdings, Inc. since September 2003 and a Principal and General Partner of Questor Management Company, LLC, a private equity firm, since October 2001.

      In 2002, Mrs. Knight joined Champion after leaving Conseco Finance Corp. where since 1994 she served in various executive positions, including Senior Vice President and Treasurer and, most recently, was President of its Mortgage Services Division.

      Mr. Collins joined the Company in 1997 as Vice President, General Counsel and Secretary and was promoted to Senior Vice President, General Counsel and Secretary in April 2000.

      Mr. Cole joined Champion in 1998 upon the acquisition of Southern Showcase Housing, Inc., a manufactured housing retailer, where he was President for eight years. He was promoted to Champion’s President, Retail Operations in September 1998.

      Mr. Williams joined Champion in 1997 as President, Eastern Manufacturing Region, and was promoted to President, Champion Homes in 2002.

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

      All of our manufacturing facilities are one story with concrete floors and wood and steel superstructures and generally range from 80,000 to 150,000 square feet. We own all of our manufacturing facilities except for four that are leased, including two capital leases, and five facilities that are located on leased land. Substantially all of the machinery and equipment used in our manufacturing facilities is owned. We believe our plant facilities are generally well maintained and provide ample capacity to meet expected demand.

      The following table sets forth certain information with respect to the 30 homebuilding facilities we were operating as of January 3, 2004. All of these facilities are assembly-line operations.

United States
Alabama	Guin Boaz (2 plants)
Arizona	Chandler***
California	Corona* Lindsay Woodland*
Colorado	Berthoud
Florida	Bartow (2 plants)*** Lake City (2 plants)****
Idaho	Weiser
Indiana	LaGrange (3 plants) Topeka (3 plants)
Nebraska	York
New York	Sangerfield**
North Carolina	Lillington Sanford
Oregon	Silverton
Pennsylvania	Claysburg Ephrata
Tennessee	Henry
Texas	Burleson
Canada
Alberta	Medicine Hat
British Columbia	Penticton

*	Facility leased under an operating lease.

**	Facility leased under a capital lease.

***	Includes leased land.

****	Includes leased land and one facility leased under a capital lease.

      At January 3, 2004, the Company also owned 19 idled manufacturing facilities in 9 states of which 10 were permanent closures held for sale. Substantially all of the manufacturing facilities we own are encumbered under first mortgages securing our $75 million revolving credit facility. Three of the facilities are encumbered under industrial revenue bond financing agreements.

      At January 3, 2004, we operated 78 Company-owned retail sales centers in 21 states. Our sales centers generally range in size from one and one-half acre to four acres. We lease 61 of our Company-owned retail sales centers, which had aggregate lease payments totaling approximately $2.6 million in 2003. Sales center lease terms generally range from monthly to five years. Our sales centers are located as follows: 18 in Texas, 13 in North Carolina, 12 in California and 35 in 18 other states.

      Our executive offices, which are located in Auburn Hills, Michigan, and other miscellaneous offices and properties, are also leased.

Item 3.	Legal Proceedings

      In the ordinary course of business, we are involved in routine litigation incidental to our business. This litigation arises principally from the sale of our products and in various governmental agency proceedings arising from occupational safety and health, wage and hour, and similar employment and workplace regulations. In the opinion of management, none of such matters presently pending are material to our overall financial position or results of operations.

      On August 26, 1999, a putative shareholder class action suit entitled Joel Miller v. Champion Enterprises, Inc. (“Joel Miller”) was filed against the Company and Walter R. Young in the U.S. District Court for the Eastern District of Michigan. The complaint sought unspecified damages and costs for alleged violations of federal securities laws. The plaintiffs generally alleged, among other things, that the Company made false and misleading statements and omitted other information regarding the financial condition of Ted Parker Homes Sales, Inc. (“Ted Parker”), our former largest independent retailer, and the potential impact on Champion of Ted Parker becoming insolvent. On June 13, 2001, the U.S. District Court dismissed the case with prejudice and the plaintiffs filed an appeal of that dismissal. On October 8, 2003 the U.S. Court of Appeals for the 6th Circuit affirmed the judgment of the District Court. On December 30, 2003 the 6th Circuit Court denied the plaintiffs’ petition for rehearing. The plaintiffs had until January 29, 2004 to file a petition for review by the United States Supreme Court. No such petition was filed and we consider this case closed.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of Champion’s security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for Champion’s Common Equity and Related Shareholder Matters

      (a) Champion’s common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. The high and low stock prices during each quarter of 2003 and 2002 were as follows:

	High	Low

2003
1st Quarter	$3.24	$1.65
2nd Quarter	4.99	1.66
3rd Quarter	7.85	4.10
4th Quarter	7.66	6.26
2002
1st Quarter	12.85	7.69
2nd Quarter	9.50	4.70
3rd Quarter	5.80	2.05
4th Quarter	4.25	2.03

      (b) There were approximately 5,000 shareholders of record and 7,000 beneficial holders on February 25, 2004.

      (c) We have not paid cash dividends on our common stock since 1974 and do not plan to pay cash dividends on our common stock in the near term. As discussed in Note 8 of “Notes to Consolidated Financial Statements” in Item 8 of this Report, the indenture governing the Senior Notes due 2007 and our $75 million revolving credit facility contain covenants that limit our ability to pay dividends.

      (d) On March 29, 2002, Champion completed the sale of 25,000 shares of Series C Cumulative Convertible Preferred Stock to Fletcher International, Ltd. (“Fletcher”), an accredited investor, in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. The aggregate purchase price for this preferred stock was $25 million.

      On July 3, 2001, Champion completed the sale of 20,000 shares of Series B-1 Cumulative Convertible Preferred Stock to Fletcher, in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. The aggregate purchase price for this preferred stock was $20 million.

      (e) The following table contains information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of January 3, 2004:

Number of Shares
Remaining Available
	Number of Shares to		for Future Issuance
	be Issued upon		Under Equity
	Exercise of	Weighted Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding Outstanding
	Options,	Outstanding Options,	Options, Warrants
Plan Category	Warrants and Rights	Warrants and Rights	and Rights)

(Shares in thousands)
Equity Compensation Plans Approved by Shareholders	3,553	$5.85	1,966
Equity Compensation Plans and Agreements not Approved by Shareholders(1)	2,300	$9.11	1,117

(1)	Included in this Plan Category are the following:

Management Stock Purchase Plan — Certain management employees may elect to defer receipt of bonus compensation under this plan up to the lesser of 50% or $500,000. Amounts deferred thereunder are invested in shares of our Common Stock at a 30% discount to the closing price on the New York Stock Exchange on the purchase date and are held by a grantor trust. The stock vests based on the employee’s length of service with the Company following deferral, as follows: 0% for less than one year; 25% for one year; 50% for two years; and 100% for three years.

Salesperson Retention Program — Under this program, rights to acquire shares of Company common stock were granted to salespersons employed by Champion and independent retailers who were members of the Champion Home Center (“CHC”) retail distribution network. These salespersons were granted an initial right for 100 shares of our common stock and subsequent annual grants of rights for 50 shares. The rights vested three years from grant date for Company employees and three years from grant date, subject to certain other vesting requirements, for independent CHC employees. The Company discontinued grants under this program effective January 4, 2004. Previous grants remain exercisable, subject to vesting requirements.

1993 Management Stock Option Plan and 1990 Stock Option Plan — These plans are no longer in effect other than for stock options which were previously granted and remain exercisable.

Acquisitions — The Company granted stock options to key employees of acquired businesses. These options were granted at fair market value and vested over time.

Performance awards — The Company has granted awards to employees which will entitle the employees to shares of Company common stock only if certain three-year performance targets are met for 2003 through 2005.

Item 6.	Selected Financial Information

Ten-Year Highlights

	2003		2002		2001	2000	1999

	(Dollars and weighted shares in thousands, except per share amounts)
Operations
Net sales
Manufacturing	$981,254		$1,150,638		$1,296,315	$1,564,026	$2,068,627
Retail	269,146		376,632		452,910	606,708	787,011
Less: intercompany	(109,686)		(156,704)		(201,000)	(249,000)	(291,000)

Total net sales	1,140,714		1,370,566		1,548,225	1,921,734	2,564,638
Cost of sales	974,295	(a)	1,177,661	(a)	1,283,216	1,619,903 (a)	2,164,868	(i)
Selling, general and administrative expenses (“SG&A”)	183,698		232,809		274,773	293,986	292,188	(i)
Other charges, net	44,644	(b)	129,615	(e)	8,900 (g)	201,000 (h)	—

Operating income (loss)	(61,923)		(169,519)		(18,664)	(193,155)	107,582
Net interest income (expense)	(26,847)		(26,353)		(22,624)	(27,177)	(25,540)

Income (loss) from continuing operations, before income taxes	(88,770)		(195,872)		(41,288)	(220,332)	82,042

Income (loss) from continuing operations	(83,270)		(249,372	)(f)	(27,888)	(147,332)	50,042
Income (loss) from discontinued operations	(19,814	)(c)	(6,183	)(c)	—	—	—

Net income (loss)	$(103,084)		$(255,555)		$(27,888)	$(147,332)	$50,042

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(1.52)		$(5.09)		$(0.59)	$(3.12)	$1.02
Income (loss) from discontinued operations	(0.34	)(c)	(0.13	)(c)	—	—	—

Net income (loss)	$(1.86)		$(5.22)		$(0.59)	$(3.12)	$1.02

Diluted weighted shares outstanding	57,688		49,341		47,887	47,252	48,889
Financial Information
Cash flows from continuing operating activities	$61,412	(d)	$501	(d)	$67,988 (d)	$115,360	$99,936
Depreciation and amortization	15,203		21,152		36,043	40,306	37,890
Capital expenditures	6,145		6,063		6,972	15,035	50,390
Net property, plant and equipment	95,821		127,129		177,430	207,277	222,898
Total assets	528,300		728,091		858,152	942,056	1,182,940
Long-term debt	245,468		341,612		224,926	225,634	224,357
Redeemable convertible preferred stock	8,689		29,256		20,000	—	—
Shareholders’ equity	14,989		37,325		272,034	296,809	444,262
Per share (unaudited)	$0.23		$0.71		$5.63	$6.27	$9.39
Other Statistical Information (Unaudited)
Number of employees at year end	6,800		8,000		10,600	12,000	15,000
Homes sold
Manufacturing	25,483		32,460		39,551	52,442	71,761
Retail — new	3,432		6,006		7,578	11,483	15,853
Retail — pre-owned	1,233		1,410		1,897	2,863	4,102
Manufacturing multi-section mix	84%		82%		77%	71%	66%

Certain amounts have been reclassified to conform to current period presentation.

The Company made significant acquisitions of manufacturing companies in 1994 through 1996 and in 1999. The Company made significant acquisitions of retail companies in 1998 and 1999.

(a)	Included restructuring charges due to closing or consolidation of manufacturing facilities and retail sales centers of $6.8 million in 2003, $15.3 million in 2002 and $2.7 million in 2000 classified as cost of sales.

(b)	Consisted of restructuring charges of $21.1 million, pretax goodwill impairment charges of $34.2 million and gains on debt retirement of $10.6 million.

(c)	Discontinued operations in 2003 and 2002 related to the Company’s exit of its consumer finance business.

(d)	Included income tax refunds of $64 million in 2003, $22 million in 2002 and $14 million in 2001.

Item 6.     Selected Financial Information

Ten-Year Highlights

	1998	1997	1996		1995	1994

	(Dollars and weighted shares in thousands, except per share amounts)
Operations
Net sales
Manufacturing	$1,986,317	$1,733,162	$1,645,024		$1,410,890	$1,138,027
Retail	561,659	60,624	33,202		27,200	34,702
Less: intercompany	(215,000)	(39,300)	(23,800)		(19,800)	(23,600)

Total net sales	2,332,976	1,754,486	1,654,426		1,418,290	1,149,129
Cost of sales	1,931,397	1,503,028	1,410,397		1,214,217	990,905
Selling, general and administrative expenses (“SG&A”)	231,295	135,028	130,629		112,396	89,289
Other charges, net	—	—	22,000	(j)	—	2,700

Operating income (loss)	170,284	116,430	91,400		91,677	66,235
Net interest income (expense)	(13,486)	941	525		298	673

Income (loss) from continuing operations, before income taxes	156,798	117,371	91,925		91,975	66,908

Income (loss) from continuing operations	94,198	70,771	52,225		54,475	43,808
Income (loss) from discontinued operations	—	4,500	1,361		1,810	3,230

Net income (loss)	$94,198	$75,271	$53,586		$56,285	$47,038

Diluted earnings (loss) per share
Income (loss) from continuing operations	$1.91	$1.45	$1.06		$1.10	$0.90
Income (loss) from discontinued operations	—	0.09	0.03		0.04	0.06

Net income (loss)	$1.91	$1.54	$1.09		$1.14	$0.96

Diluted weighted shares outstanding	49,284	48,875	49,327		49,389	48,900
Financial Information
Cash flows from continuing operating activities	$105,789	$99,248	$73,807		$68,100	$44,488
Depreciation and amortization	26,911	17,091	14,463		11,294	8,088
Capital expenditures	49,120	38,266	50,094		19,854	18,762
Net property, plant and equipment	190,963	143,519	119,994		75,271	59,783
Total assets	1,021,672	501,250	461,222		367,872	290,090
Long-term debt	121,629	1,813	1,158		1,685	2,536
Redeemable convertible preferred stock	—	—	—		—	—
Shareholders’ equity	405,246	280,416	226,634		176,142	133,266
Per share (unaudited)	$8.40	$6.02	$4.75		$3.73	$2.79
Other Statistical Information (Unaudited)
Number of employees at year end	14,000	11,300	10,700		8,700	7,600
Homes sold
Manufacturing	70,359	64,285	61,796		53,955	44,453
Retail — new	11,738	983	541		477	644
Retail — pre-owned	2,867	87	28		36	51
Manufacturing multi-section mix	63%	58%	56%		54%	54%

(e)	Consisted of restructuring charges of $40.0 million, pretax goodwill impairment charges of $97.0 million and gains on debt retirement of $7.4 million.

(f)	Included deferred tax asset valuation allowance of $101.5 million.

(g)	Consisted of restructuring charges.

(h)	Consisted of restructuring charges of $11.3 million and pretax goodwill impairment charges of $189.7 million.

(i)	Included $26.5 million in cost of sales and $7.1 million in SG&A related to the bankruptcy of the Company’s former largest independent retailer.

(j)	Consisted of nonrecurring merger and other charges due to the merger with Redman Industries, Inc., which was accounted for as a pooling of interests.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are the leading producer of manufactured housing in the U.S. As of January 3, 2004, we operated 30 homebuilding facilities in 14 states and two provinces in western Canada. At January 3, 2004, our manufactured homes were sold through 78 Company-owned sales centers in 21 states, through approximately 2,400 independent sales centers across the U.S. and western Canada and directly to 500 builders and developers. Approximately 600 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network.

      During 2003, our sales and operating results continued to be affected by challenging industry conditions including limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers and an uncertain economic outlook. Industry retail sales and wholesale shipments of new homes declined as a result of reduced levels of available financing and the high number of repossessed homes that were in the market. We estimate that approximately 100,000 repossessed homes were resold in 2003 compared to approximately 90,000 homes in both 2002 and 2001. According to data reported by IBTS, 2003 U.S. industry wholesale shipments of HUD Code homes and floors decreased 22.3% and 21.1%, respectively, from 2002 levels after declining 12.8% and 11.1%, respectively, in 2002 from 2001 levels. In the fourth quarter of 2003, the industry experienced a 16.3% decline in year-over-year wholesale shipments of HUD Code homes, based on data reported by the IBTS.

      In response to these industry conditions and their effect on our sales volume and operating results, during 2003 we closed seven, or 19%, of our manufacturing facilities and 40, or 34%, of our retail sales centers operated at the beginning of the year. In connection with the closing and consolidation of our manufacturing facilities and retail sales centers, we recorded pretax restructuring charges totaling $27.9 million and impairment charges of $34.2 million for retail goodwill. See “Restructuring Charges” and “Goodwill Impairment Charges” below for additional discussion. Since the industry downturn began in mid-1999, we have closed and consolidated 38 manufacturing facilities. Since mid-2000 we have closed 276 retail sales locations to eliminate under-performing operations and rationalize our operations and capacity for industry conditions.

      In addition to the restructuring actions mentioned above, the following occurred in 2003. We finalized a $75 million secured revolving credit facility and replaced cash collateralized letters of credit and surety bonds with letters of credit issued under the facility which resulted in the release to us of $59.4 million of cash collateral. We purchased and retired $95.3 million of our Senior Notes in exchange for cash payments totaling $35.8 million and payments of our common stock totaling 6.6 million shares, resulting in a net pretax gain of $10.6 million. We received income tax refunds totaling $64.1 million primarily from the filing of our 2002 federal tax return. We exited the consumer finance business and liquidated substantially all the consumer loans that had been originated. The total loss from discontinued operations was $19.8 million in 2003. See “Liquidity and Capital Resources”, “Income Taxes” and “Discontinued Operations” below for additional discussion.

      The number of manufactured homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards, terms and cost of consumer financing. Two basic types of consumer financing are available: home-only or personal property loans for purchasers of only the home, and real estate mortgages for purchasers of the home and the land on which the home is placed. During the past five years a number of consumer lenders have exited the market. The remaining lenders have, in many cases, tightened credit underwriting standards and loan terms and increased interest rates for manufactured home loans, which have reduced lending volumes. Real estate mortgage lenders tightened terms or discontinued financing for manufactured housing as a result, in part, of program changes by traditional buyers of conforming mortgage loans, primarily Fannie Mae and Freddie Mac.

      Independent retailers of our manufactured homes generally finance their inventory purchases with floor plan financing provided by lending institutions. The number of floor plan lenders and their lending limits affect the availability of wholesale financing to retailers. During the past five years, several major national floor plan lenders have exited the industry or curtailed their lending volumes. The remaining floor plan lenders or new floor plan lenders entering the industry have changed the terms of their loans as compared to previously available terms for floor plan financing.

      The industry’s U.S. manufacturing shipments and retail sales of new homes in 2004 are expected to suffer from the factors described above. We expect our manufacturing and retail sales volumes and margins to be affected until competitively priced consumer financing is more readily available, consumer repossession levels decline and retail sales of new homes increase. We are focusing on matching our manufacturing capacity and number of Company-owned retail sales centers to industry conditions, improving or eliminating under-performing manufacturing facilities and retail sales centers, improving independent and Company-owned retailer inventory turnover, rewarding independent retailers for retail selling of homes purchased from our manufacturers and promoting sound business practices at our independent retailers. We are seeking additional sources of consumer lending for our retailers. We also seek to expand our manufacturers’ distribution network. We continually review our manufacturing capacity and the number and locations of Company-owned retail sales centers and will make further adjustments as deemed necessary.

Results of Operations 2003 Versus 2002

Consolidated

	2003	2002	% Change

	(Dollars in millions)
Net sales
Manufacturing	$981.3	$1,150.6	(15)%
Retail	269.1	376.6	(29)%
Less: intercompany	(109.7)	(156.6)

Total net sales	$1,140.7	$1,370.6	(17)%

Gross margin	$166.4	$192.9	(14)%
SG&A	183.6	232.8	(21)%
Goodwill impairment charges	34.2	97.0
Restructuring charges	21.1	40.0
Gain on debt retirement	(10.6)	(7.4)

Operating loss	$(61.9)	$(169.5)

As a percent of net sales
Gross margin	14.6%	14.1%
SG&A	16.1%	17.0%
Operating loss	(5.4)%	(12.4)%

      Net sales in 2003 decreased by 17% from 2002 levels due primarily to operating fewer retail sales centers and manufacturing facilities, decreasing manufacturing and retail sales volumes and the effects of retail inventory liquidations, partially offset by the effects of sales mix, sales price increases and selling a greater proportion of multi-section homes in both the manufacturing and retail segments. At January 3, 2004, we were operating 19% fewer manufacturing facilities and 34% fewer retail sales centers than we operated at December 28, 2002. Reduced sales volumes were a result of the industry conditions described above, which also led us to close or consolidate manufacturing facilities and retail sales centers.

      Gross margin dollars in 2003 declined $26.5 million from 2002, of which approximately $35.0 million was due to lower sales volumes, partially offset by an $8.5 million decrease in restructuring charges that were included in cost of sales (see additional discussion under “Restructuring Charges”). Also included in 2003 cost of sales was $2.1 million of additional accrued warranty costs related to prior closures of manufacturing facilities. In 2002, gross margin was reduced by a $5.6 million increase to our casualty insurance reserves, based on an actuarial study completed by an independent third party. Gross margins in both years were affected by manufacturing inefficiencies from lower manufacturing production volumes, retail inventory liquidation programs primarily for the sale to consumers of inventory from closed retail locations and costs of retail programs to reduce inventory and sell older homes at Company-owned sales centers.

      Selling, general and administrative expenses (“SG&A”) decreased $49.1 million primarily due to operating fewer manufacturing facilities and sales centers and the reduction in sales volume. SG&A in 2003 included $4.5 million of gains from the sale of properties, primarily five manufacturing facilities. SG&A in 2002 included $2.3 million of gains from the sale of seven manufacturing facilities.

      The operating losses in 2003 and 2002 were comprised of the following:

		% of		% of
	2003	Sales	2002	Sales

	(Dollars in millions)
Manufacturing EBIT	$7.3	0.7%	$2.7	0.2%
Retail EBIT	(14.8)	(5.5)%	(58.2)	(15.5)%
General corporate expenses	(34.0)		(30.9)
Goodwill impairment charges	(34.2)		(97.0)
Gain on debt retirement	10.6		7.4
Intercompany profit elimination	3.2		6.5

Operating loss	$(61.9)	(5.4)%	$(169.5)	(12.4)%

      We evaluate the performance of our manufacturing and retail segments based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”), excluding goodwill impairment charges and certain gains. Retail floor plan interest expense not included in retail EBIT totaled $1.4 million and $2.7 million in 2003 and 2002, respectively.

      Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory, which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In reconciling 2003 and 2002 results by segment, a credit (income) resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment.

      General corporate expenses increased in 2003 primarily due to severance costs totaling $4.4 million related to the termination of certain executive officers and charges totaling $3.3 million for the change in estimated fair value of an outstanding common stock warrant for 2.2 million shares. These amounts were partially offset by reduced losses from our development operations, the principal portion of which was sold in 2002, resulting in a $2.8 million restructuring charge in 2002.

      The 2003 results include net gains of $10.6 million on the extinguishment of debt as we purchased and retired $56.3 million of our Senior Notes due 2009 and $39.0 million of our Senior Notes due 2007 for total payments of $35.8 million in cash and 6.6 million shares of common stock. The 2002 results also include gains of $7.4 million on extinguishment of debt as we purchased and retired $30.0 million of our Senior Notes due 2009 for approximately $23.8 million in cash and settled indebtedness related to our development operations.

Goodwill Impairment Charges

Impairment Charges in 2003

      In the third quarter of 2003, as a result of the significant downsizing of our operations in reaction to ongoing reductions in industry sales and in accordance with SFAS No. 142, we performed a test for retail and manufacturing goodwill impairment using the income approach. Under this method, the fair value of the reporting unit is determined based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In applying this present value method, we were required to make estimates of future operating trends and judgments on discount rates and other variables. Actual future results could differ from these estimates. In applying the income approach, we assumed a cash flow period of five years, a discount rate of 12% and a terminal value of five times the present value of the fifth year’s estimated future cash flows. The results of this impairment test indicated that retail goodwill had no value, resulting in a non-cash, pretax impairment charge equal to the remaining balance of retail goodwill of $34.2 million, which was recorded in the quarter ended September 27, 2003.

Impairment Charges in 2002

      In the second quarter of 2002, as a result of the closure of 64 retail sales centers, we performed a test for goodwill impairment similar to that described above. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in a non-cash, pretax impairment charge of $97.0 million. We performed our transitional test for goodwill impairment upon adoption of SFAS No. 142 as of the beginning of 2002 and concluded no impairment of the carrying value of goodwill existed at that date.

Restructuring Charges

      During 2003, our sales and operating results continued to be affected by the challenging industry conditions described above. As a result of these conditions and their effects on our sales volumes and operating results, during 2003 we closed and consolidated 40 retail sales centers and seven manufacturing facilities and recorded $27.9 million of restructuring charges. All restructuring actions were substantially complete in 2003. Challenging industry conditions affected our 2002 and 2001 sales and profits as well. In 2002, we closed and consolidated 12 manufacturing facilities and 126 retail sales centers. During 2001, we closed and consolidated four manufacturing facilities and 48 retail sales centers.

      Restructuring charges for the years ended January 3, 2004, December 28, 2002 and December 29, 2001 were as follows:

	2003	2002	2001

	(In thousands)
Manufacturing restructuring charges
Fixed asset impairment charges	$15,100	$19,500	$3,300
Inventory charges	1,000	1,500	—
Warranty costs	3,300	3,500	—
Severance costs	700	1,800	—
Other closing costs	600	—	—

Total manufacturing charges	20,700	26,300	3,300

Retail restructuring charges
Fixed asset impairment charges	1,900	7,800	4,400
Inventory charges	4,600	13,000	—
Lease termination costs	900	3,900	1,200
Severance costs	200	700	—
Other closing costs	1,700	3,200	—

Total retail charges	9,300	28,600	5,600

Development restructuring charges
Severance costs	—	1,200	—
Asset impairment charges	—	1,600	—

Total development charges	—	2,800	—

Corporate office severance costs	—	300	—

Intercompany profit elimination	(2,100)	(2,700)

	$27,900	$55,300	$8,900

      Inventory charges, net of intercompany profit elimination, and warranty costs were included in cost of sales while fixed asset impairment charges, severance costs, lease termination costs and other closing costs were included in restructuring charges in the consolidated statements of operations. Fixed asset and other asset impairment charges were non-cash charges. Inventory charges were generally realized through liquidation or disposal of the inventory in the year the charges were recorded. The unpaid portion of restructuring charges, excluding non-cash charges, were $8.0 million, $5.7 million and $0.5 million at January 3, 2004, December 28, 2002 and December 29, 2001, respectively, primarily consisting of warranty and lease termination costs.

      See additional discussion of restructuring charges in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Manufacturing Operations

      We evaluate the performance of our manufacturing segment based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”), excluding goodwill impairment charges.

	2003	2002	% Change

Net sales (in millions)	$981.3	$1,150.6	(15)%
EBIT (in millions)	$7.3	$2.7	164%
EBIT margin %	0.7%	0.2%
Homes sold	25,483	32,460	(21)%
Floors sold	48,506	60,408	(20)%
Multi-section mix	84%	82%
Average home price	$37,100	$34,100	9%
Manufacturing facilities at year end	30	37	(19)%

      Manufacturing net sales in 2003 decreased 15% versus 2002 as a result of selling 21% fewer homes partially offset by a 9% increase in the average home selling price. With the closure of seven manufacturing facilities during 2003, we were operating 19% fewer facilities at the end of 2003 versus 2002. Our U.S. manufacturing shipments of HUD Code homes in 2003 totaled 21,968, a decrease of 25% from a year earlier, which resulted in a U.S. market share of 16.8% in 2003 compared to 17.3% in 2002. Shipments of non-HUD Code homes (modular homes, Canadian code and others) increased by 8% to 3,515 homes in 2003. Manufacturing shipments of single-section homes decreased in 2003 by 32% from 2002 levels, while multi-section homes sold decreased by 19%. The increased average manufacturing selling price per home in 2003 resulted from the higher multi-section mix, sales mix and sales price increases. Manufacturing sales to Company-owned retailers in 2003 accounted for 10% of total homes sold in 2003 versus 13% in 2002 as we closed 40, or 34%, of the retail locations that we operated at the beginning of the year and inventory from closed locations was liquidated. Manufacturing sales volume was affected by operating fewer manufacturing facilities, a reduced number of Company-owned retail sales centers and industry conditions, including the effects of limited availability of consumer financing and high levels of homes repossessed from consumers.

      Manufacturing EBIT in 2003 increased by $4.5 million primarily due to the following factors. Gross margin was lower by approximately $20.0 million resulting from reduced sales. SG&A in 2003 was lower by $13.0 million primarily from operating fewer plants and reduced marketing costs, partially offset by a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer. Additionally, restructuring charges in 2003 were $5.6 million less than in 2002 (see additional discussion of restructuring charges above and in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Report) and gains from sales of closed manufacturing facilities were $1.8 million higher in 2003 than in 2002. Manufacturing results included gains of $4.1 million in 2003 for the sale of five idle manufacturing facilities and gains of $2.3 million in 2002 for the sale of seven idle manufacturing facilities. Manufacturing costs in 2003 included an accrual of $2.1 million of warranty costs related to the manufacturing facilities closed in prior periods and in 2002 included a $5.6 million increase in casualty insurance reserves based on an actuarial study completed by an independent third party.

      Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled wholesale orders for housing at January 3, 2004 totaled approximately $44 million at the 30 plants operated, as compared to $26 million at 37 plants a year earlier.

Retail Operations

      We evaluate the performance of our retail segment based on EBIT, excluding goodwill impairment charges.

	2003	2002	% Change

Net sales (in millions)	$269.1	$376.6	(29)%
EBIT (in millions)	$(14.8)	$(58.2)	75%
EBIT margin %	(5.5)%	(15.5)%
New homes retailed	3,061	5,340	(43)%
New homes wholesaled	371	666	(44)%
Pre-owned homes sold	1,233	1,410	(13)%
Total homes sold	4,665	7,416	(37)%
% Champion-produced new homes sold	95%	96%
New home multi-section mix	87%	81%
Average new home price, excluding wholesaled homes	$78,300	$63,600	23%
Average number of new homes sold per sales center per month, excluding wholesaled homes	2.5	2.3	9%
Average number of new homes in inventory per sales center at year end	13.1	13.2	(1)%
Sales centers at year end	78	118	(34)%

      Retail sales decreased 29% in 2003 compared to 2002 due to a 43% decline in new homes retail sold and the wholesale liquidation of inventories from closed sales centers, partially offset by a higher average selling price per home due to selling a greater proportion of larger, higher-priced multi-section homes and homes with more add-ons, improvements and amenities. The decrease in net sales and homes sold was primarily due to operating fewer sales centers. In 2003 we closed 40 retail locations, or 34%, of those operated at the beginning of 2003 and at January 3, 2004 we operated 78 sales centers. During 2003, we operated an average of 103 sales centers, 47% lower than the average of 194 sales centers operated in 2002. In 2003 and 2002, we wholesaled 371 and 666 new homes, respectively, in order to expedite the liquidation of inventory from closed sales centers. The average number of new homes sold per sales center per month during 2003, excluding wholesaled homes, increased 9% versus 2002 due largely to the closing of under-performing locations. Our retail operations reduced new home inventory levels by over 530 homes during 2003. The average new home selling price in 2003 increased by 23% versus 2002, excluding wholesaled homes, primarily due to the sale of a greater proportion of higher-priced, multi-section homes and homes with more amenities.

      Retail EBIT in 2003 improved by $43.4 million compared to 2002 primarily due to a $19.3 million reduction in restructuring charges and a $40.9 million reduction in SG&A, primarily due to operating fewer sales centers in 2003. During 2003, we closed 40 retail sales centers and recorded $9.3 million of restructuring charges versus closing 126 sales centers for $28.6 million of restructuring charges in 2002. See additional discussion of restructuring charges above and in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. Additionally, retail gross margin in 2002 was reduced by approximately $5.0 million due to inventory liquidation programs at closed sales centers. Partially offsetting these improvements was a reduction in gross profit of approximately $21.0 million from the $103.7 million reduction in sales, excluding wholesaled units.

Discontinued Operations

      In the third quarter of 2003, we exited the consumer finance business as a result of our inability to obtain required financing. Our financial services segment operated as HomePride Finance Corp. (“HPFC”). HPFC stopped accepting new loan applications on July 31, 2003 and processed approved applications through September 30, 2003. The loss from discontinued operations related to HPFC is comprised of the following:

	2003	2002

	(In thousands)
Loss from operations	$(11,212)	$(6,183)
Loss on discontinuance	(8,602)	—

Loss from discontinued operations	$(19,814)	$(6,183)

      The loss on discontinuance included a goodwill impairment charge of $4.1 million as well as fixed asset impairment charges, severance costs and accruals for the estimated costs associated with the termination of operating leases and other contracts. Approximately 30 employees were terminated as a result of the discontinuance. Net revenues of the financial services business were $2.3 million in 2003 and $1.7 million in 2002. The loss from discontinued operations was net of income tax benefits of $2.1 million in 2002.

      During 2003, we sold substantially all the consumer loans that had been originated. Loans with a face value of $86.7 million were sold for gross proceeds of approximately $79.3 million, providing net cash of $27.0 million after the reduction of associated short-term borrowings. During 2003 and 2002, we originated $35.8 million and $55.6 million of loans, respectively.

Interest Expense

      Interest expense decreased by $0.5 million in 2003 versus 2002. Interest expense on our Senior Notes increased by $0.8 million. Senior Note interest decreased by $4.6 million due to our purchase and retirement of $95.3 million of Senior Notes in 2003 and $30.0 million in 2002. This decrease was entirely offset by three and one-half months of additional interest in 2003 on our 11.25% Senior Notes due 2007 which were issued in April 2002. Interest on Senior Notes also increased because fiscal 2003 consisted of 53 weeks versus 52 weeks for fiscal 2002. Interest expense decreased in 2003 by $1.3 million due to lower average floor plan borrowings.

Income Taxes

      We incurred significant pretax losses in 2002, 2001 and 2000, and the challenging industry conditions resulted in providing a 100% valuation allowance for our deferred tax assets in 2002. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback of net operating losses. We have no taxable income available during this carryback period, and as a result, our net operating loss in 2003 results in a tax loss carryforward that will be available to offset future taxable income. The effective tax rate for the year ended January 3, 2004 differed from the 35% federal statutory rate primarily because of this 100% valuation allowance for deferred taxes which offsets any deferred tax benefits resulting from tax loss carryforwards in the period. The 2003 income tax benefit was comprised primarily of the U.S. federal benefit discussed below, partially offset by federal and provincial taxes on Canadian income.

      The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002 based on estimates of the tax deductibility of certain costs and charges. Upon completion and filing of the 2002 federal income tax return, we received tax refunds totaling $63.5 million in the second quarter of 2003. These refunds exceeded by $3.3 million the estimate made as of December 28, 2002, resulting in the recording of a $3.3 million current federal tax benefit in 2003. Additionally, in 2003 we recorded current federal tax benefits of $3.7 million as a result of federal tax audits completed in 2003.

Results of Fourth Quarter 2003 Versus 2002

	2003	2002	% Change

	(Dollars in millions,
	except average home price)
Net sales
Manufacturing	$248.0	$268.2	(8)%
Retail	66.0	94.5	(30)%
Less: intercompany	(22.7)	(33.6)

Total net sales	$291.3	$329.1	(11)%

Gross margin	$45.1	$43.9	3%
SG&A	41.8	51.3	(19)%
Restructuring charges	1.0	3.5
Gain (loss) on debt retirement	(3.2)	1.5

Operating loss	$(0.9)	$(9.4)

Manufacturing EBIT	$11.2	$8.8	27%
Retail EBIT	(2.1)	(16.7)	88%
General corporate expenses	(7.4)	(7.1)
Gain (loss) on debt retirement	(3.2)	1.5
Intercompany profit elimination	0.6	4.1

Operating loss	$(0.9)	$(9.4)

As a percent of net sales
Gross margin	15.5%	13.4%
SG&A	14.3%	15.6%
Manufacturing EBIT margin %	4.5%	3.3%
Retail EBIT margin %	(3.1)%	(17.7)%
Manufacturing
Homes sold	6,100	7,180	(15)%
Floors sold	11,820	13,566	(13)%
Multi-section mix	86%	85%
Average home price	$39,200	$35,900	9%
Retail
New homes retailed	635	1,199	(47)%
New homes wholesaled	185	535	(65)%
Pre-owned homes sold	306	277	10%
Total homes sold	1,126	2,011	(44)%
% Champion-produced new homes sold	94%	97%
New home multi-section mix	91%	84%
Average new home price, excluding wholesaled homes	$89,100	$66,800	33%
Average number of new homes sold per sales center per month, excluding wholesaled homes	2.7	3.1	(13)%

      The fourth quarters of 2003 and 2002 were comprised of 14 weeks and 13 weeks, respectively.

      Fourth quarter 2003 net sales declined versus the same quarter a year earlier due to industry conditions and operating fewer manufacturing facilities and retail sales centers. Manufacturing net sales for the quarter in 2003 decreased 8% from sales in 2002 due to operating 19% fewer manufacturing facilities and industry conditions, partially offset by price increases and sales mix. According to the IBTS, fourth quarter 2003 U.S. industry wholesale HUD code shipments decreased 16.3% from a year earlier. Our new homes retail sold declined 47% versus the same quarter last year due primarily to operating 34% fewer retail sales centers at the end of the fourth quarter of 2003 than in the comparable quarter a year ago.

      Gross margin dollars for the fourth quarter of 2003 increased $1.1 million comprised of lower restructuring charges in cost of sales of $4.0 million and improved margins of $2.5 million due to the effects of prior year retail inventory liquidation programs, partially offset by a $5.5 million reduction as a result of lower sales.

      SG&A for the quarter ended January 3, 2004 decreased 19% or $9.6 million versus the prior year’s quarter primarily as a result of operating fewer retail sales centers and manufacturing facilities.

      Our 2003 fourth quarter results include a net loss on the extinguishment of debt totaling $3.2 million as we purchased and retired $20.7 million of our Senior Notes due 2009 and $24.0 million of our Senior Notes due 2007 for total payments of 6.6 million shares of common stock. Our 2002 fourth quarter results include a gain from the settlement of indebtedness related to our development operations.

Operations

      For the 2003 quarter versus the prior year, our manufacturing net sales decreased by 8% resulting from a 15% decline in the number of homes sold due to industry conditions and the reduction of manufacturing facilities in operation. These amounts were partially offset by a 9% increase in average selling prices due to a higher multi-section mix, sales mix and sales price increases. Manufacturing EBIT for the quarter improved by $2.4 million compared to 2002, due to reduced SG&A of $2.8 million from operating 19% fewer plants and lower marketing costs. Fourth quarter 2003 manufacturing gross margin was comparable to 2002 as $2.5 million of lower gross margin from reduced sales volume was offset by improved self-insurance and other costs. Three closed manufacturing facilities were sold during the fourth quarter of 2003 resulting in a net gain of $2.5 million. In the fourth quarter of 2002, seven closed manufacturing facilities were sold resulting in a net gain of $2.3 million.

      Fourth quarter 2003 retail sales decreased $28.5 million or 30% versus the prior year’s quarter primarily due to operating fewer sales centers. The 47% decrease in the number of new homes retail sold in the 2003 quarter was partially offset by a 33% rise in average selling price per home, due in part to selling a higher proportion of multi-section homes. The retail loss for the quarter was reduced by $14.7 million versus the same quarter last year primarily from an $8.8 million decrease in restructuring charges from sales center closures and reduced SG&A of $7.8 million from operating fewer sales centers, partially offset by reduced gross margin of approximately $4.9 million due to the reduction in retail sales, excluding wholesaled units. Retail gross margin also improved by approximately $2.5 million in the 2003 fourth quarter due to wholesaling fewer homes than in the fourth quarter of 2002. During the 2003 quarter 185 new homes from closed locations were wholesaled for $5.1 million compared to 535 new homes for $10.6 million in the fourth quarter of 2002. Two sales centers were closed in the 2003 quarter while 26 sales centers were closed in the 2002 fourth quarter.

Results of Operations 2002 Versus 2001

Consolidated

	2002	2001	% Change

	(Dollars in millions)
Net sales
Manufacturing	$1,150.6	$1,296.3	(11)%
Retail	376.6	452.9	(17)%
Less: intercompany	(156.6)	(201.0)

Total net sales	$1,370.6	$1,548.2	(11)%

Gross margin	$192.9	$265.0	(27)%
SG&A	232.8	274.8	(15)%
Goodwill impairment charges	97.0	—
Restructuring charges	40.0	8.9
Gain on debt retirement	(7.4)	—

Operating loss	$(169.5)	$(18.7)

As a percent of net sales
Gross margin	14.1%	17.1%
SG&A	17.0%	17.7%
Operating loss	(12.4)%	(1.2)%

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

      Gross margin dollars in 2002 declined $72 million from 2001, of which $30 million was due to lower sales volumes and $40 million was due to lower gross margin as a percentage of sales. The lower gross margin rate was primarily caused by $15 million in restructuring charges (see additional discussion above under “Restructuring Charges” in “Results of Operations 2003 Versus 2002”) and approximately $10 million in higher self-insurance costs, of which $5.6 million was due to increasing our self-insurance reserves based on an actuarial study completed during the third quarter and $4.4 million was due to increased claims, partially as a result of plant closures. In addition, gross margin in 2002 was reduced by approximately $5 million due to other retail inventory liquidation programs primarily for the sale to consumers of inventory from closed retail locations. Gross margin as a percentage of sales declined in 2002 versus 2001 due to the items mentioned above and costs of winding down operations at closed plants, a higher manufacturing overhead rate related to fixed costs and lower levels of plant utilization and inefficiencies from lower production volumes and lower backlogs. Gross margins in both years were affected by costs of retail programs to reduce inventory and sell older homes at Company-owned sales centers.

      SG&A in 2002 decreased $42 million or 15%. This decline was primarily due to operating fewer manufacturing facilities and sales centers and the reduction in sales volumes and $11.6 million of goodwill amortization which was recorded in 2001 while no such amortization was recorded in 2002 as a result of implementing SFAS No. 142 in January 2002. SG&A in 2002 included $2.3 million of gains on the sale of seven manufacturing facilities. SG&A in 2001 included $3.7 million for losses on consumer finance loans and transition costs for alternative financing sources.

      The operating loss in 2002 and 2001 was comprised of the following:

		% of		% of
	2002	Sales	2001	Sales

	(Dollars in millions)
Manufacturing EBITA	$2.7	0.2%	$54.1	4.2%
Retail EBITA	(58.2)	(15.5)%	(33.2)	(7.3)%
General corporate expenses	(30.9)		(28.0)
Goodwill impairment charges	(97.0)		—
Gain on debt retirement	7.4		—
Intercompany profit elimination	6.5		—
Goodwill amortization	—		(11.6)

Operating loss	$(169.5)	(12.4)%	$(18.7)	(1.2)%

      Manufacturing and retail segment earnings or loss was based on EBITA (earnings (loss) before interest, taxes, goodwill amortization and impairment charges, general corporate expenses and certain gains). Retail floor plan interest expense not charged to retail EBITA totaled $2.7 million and $8.3 million in 2002 and 2001, respectively.

      Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory, which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In reconciling 2002 results by segment, a credit (income) resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment. In 2001, the effects of declining retail inventory levels were offset by increased manufacturing margins resulting in no change to the intercompany profit in inventory elimination.

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

      Our income tax benefits in 2002 were primarily the result of tax losses that were carried back to generate refunds of taxes paid in previous years, offset by a valuation allowance for 100% of our deferred tax assets, which totaled $101.5 million for continuing operations at December 28, 2002. We did not record any tax benefits for financial losses that were not tax losses in 2002. The 2002 effective tax rate differs from the 35% federal statutory rate primarily due to the valuation allowance for 100% of our deferred tax assets, non-deductible goodwill impairment charges, changes in temporary differences and recording an allowance for tax adjustments.

      In the second quarter of 2002, the company recorded non-cash goodwill impairment charges of $97.0 million. For additional information see the section below titled “Goodwill Impairment Charges”.

Restructuring Charges

      As a result of unfavorable industry conditions and their effects on our sales volume and operating results, during 2002 we closed and consolidated 126 retail sales centers and 12 manufacturing facilities, and reduced our corporate office staff. In addition, as of October 1, 2002, we sold our 25% interest in the SunChamp joint venture, which consisted of 11 leased communities, to an affiliate of Sun Communities, Inc. and closed our communities’ management and development operations in the fourth quarter of 2002. In 2002 and 2001, we recorded charges totaling $55.3 million and $8.9 million, respectively, for these restructuring actions. For additional information see “Restructuring Charges” above in “Results of Operations 2003 Versus 2002” and in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Manufacturing Operations

	2002	2001	% Change

Net sales (in millions)	$1,150.6	$1,296.3	(11)%
EBITA (in millions)	$2.7	$54.1	(95)%
EBITA margin %	0.2%	4.2%
Homes sold	32,460	39,551	(18)%
Floors sold	60,408	71,487	(15)%
Multi-section mix	82%	77%
Average home price	$34,100	$31,400	9%
Manufacturing facilities at year end	37	49	(24)%

      Manufacturing net sales in 2002 decreased 11% versus 2001 as a result of selling 18% fewer homes partially offset by a 9% increase in average selling prices. With the closure of 12 manufacturing facilities during 2002, we were operating 24% fewer facilities at the end of 2002 versus 2001. Our U.S. manufacturing shipments of HUD Code homes in 2002 totaled 29,217, a decrease of 20% from a year earlier, which resulted in a U.S. market share of 17.3% in 2002 compared to 18.9% in 2001. Shipments of non-HUD Code homes (modular homes, Canadian code and others) increased by 6% to 3,243 homes in 2002. Manufacturing shipments of single-section homes decreased in 2002 by 35% from 2001 levels, while multi-section homes sold decreased by 13%. The increased average manufacturing selling price per home in 2002 resulted from the higher multi-section mix and sales price increases. Manufacturing sales to Company-owned retailers in 2002 accounted for 13% of total homes sold in 2002 versus 15% in 2001 as we closed 126, or 52% of the retail locations that we operated at the beginning of the year and Company stores liquidated inventory from closed locations. Manufacturing sales volume in 2002 was affected by the continuing reduction of financing available to consumers, Texas legislation which limited consumer use of home-only financing to purchase a manufactured home, a reduced number of Company-owned retail sales centers, the effects of significant lenders withdrawing from the floor plan lending business and an uncertain economic outlook.

      Manufacturing EBITA in 2002 decreased by 95% or $51.4 million primarily due to decreased gross margin from the $146 million reduction in sales, a $23.0 million increase in restructuring charges (see additional discussion under “Restructuring Charges”) and $10 million of additional self-insurance costs. Partially offsetting these unfavorable changes were reduced SG&A from lower sales and operating fewer manufacturing plants, a $2.3 million gain on the sale of seven idled manufacturing facilities, and a reduction of $2.6 million in wholesale repurchase losses. Manufacturing EBITA as a percent of sales declined versus 2001 due to the restructuring charges, higher self-insurance costs, costs of winding down production at closed plants, the effect of lower sales on fixed manufacturing and SG&A and inefficiencies from lower production volumes and lower backlogs.

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

      Retail sales decreased 17% in 2002 compared to 2001 due to a 30% decline in new homes retail sold and the wholesale liquidation of inventories from closed sales centers, partially offset by selling proportionally more multi-section homes. The decrease in homes sold was primarily due to our operating fewer sales centers. In 2002 we closed 126 retail locations or 52% of those operated at the beginning of the year. At December 28, 2002, we operated 118 retail sales centers. In the second half of 2002, we wholesaled 666 new homes in order to expedite the liquidation of inventory from our closed sales centers. The average number of new homes sold per sales center per month during 2002, excluding wholesaled homes, decreased 4% versus 2001 due largely to industry conditions and further reductions in consumer lending availability. Our retail operations reduced new home inventory levels by over 1,500 homes during 2002. The average number of new homes in inventory per sales center at year-end increased 5% versus 2001 due to unsold inventory from sales centers closed during the second half of the year. The average new home selling price in 2002 increased by 13% versus 2001, excluding wholesaled homes, primarily due to the sale of a greater proportion of higher-priced, multi-section homes.

      Retail EBITA in 2002 worsened by $25.0 million compared to 2001 primarily due to reduced gross margin of $16.0 million from the $76.3 million reduction in sales, a $23.0 million increase in restructuring charges in 2002 and reduced retail gross margin of $5.0 million due to other inventory liquidation programs primarily for the sale to consumers of inventory from closed locations. See additional discussion under “Restructuring Charges.” Reduced retail EBITA from lower sales volume and restructuring charges were partially offset by reduced SG&A as a result of operating fewer sales centers. The 2001 retail results included a $3.7 million charge for losses on consumer finance loans and transition costs for alternative financing sources. The retail loss increased as a percentage of sales in 2002 as a result of these changes and the effect of lower net sales on fixed SG&A.

Discontinued Operations

      Discontinued operations consisted of our consumer finance business. In April 2002, we acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. (“CIT”) and entered into certain related agreements for approximately $5.0 million. During 2002, the financial services segment originated $55.6 million of loans and reported a pretax loss of $8.3 million and an after tax loss of $6.2 million.

Goodwill Impairment Charges

      In the second quarter of 2002, as a result of the significant downsizing of our retail operations in reaction to continuing challenging industry conditions and in accordance with SFAS No. 142, we performed a test for goodwill impairment using the income approach. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in an impairment charge of $97 million, which was recorded in the quarter ended June 29, 2002.

Contingent Repurchase Obligations

      We are contingently obligated under repurchase agreements with certain lending institutions that provide wholesale floor plan financing to our independent retailers. Upon default by a retailer under a floor plan financing agreement with an associated repurchase agreement, the repurchase agreement generally requires the manufacturer to repurchase the loan or the home for the unpaid balance of the floor plan loan, subject to certain adjustments. In the event of such repurchases, our loss is equal to the difference between the repurchase price and the net resale price to another retailer. In the fourth quarter of 1999, we changed a majority of our volume rebate programs to provide for payment of the rebate after sale of the home by the retailer to a consumer, at which time the Company has no further repurchase exposure for the home. Currently, in the event we are requested to repurchase homes upon retailer defaults, we are able to offset a portion of the loss with the related accrued rebates which will not be paid. Our policy of paying rebates upon retail sale of the home promotes prudent inventory and floor plan management by retailers and has resulted in a reduced number of defaults and reduced severity of losses upon repurchase.

      We use information provided by the primary national floor plan lenders to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative retail inventory financing sources, this estimate of our contingent repurchase obligation may not be precise. Each quarter we review our contingent wholesale repurchase obligations to assess the adequacy of the reserve for repurchase losses. This analysis is based on the combination of current and historical experience, reports received from three of the primary national floor plan lenders that provide approximately 45% of all floor plan financing for our independent retailers, and information regarding our retailers obtained from our manufacturing facilities.

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

      Each month we use the information from the industry’s three primary floor plan lenders to determine the amount subject to repurchase and the estimated potential loss thereunder. As of January 3, 2004, our largest independent retailer, a nationwide retailer, had approximately $15.3 million of inventory subject to repurchase for up to 36 months from date of invoice. As of January 3, 2004 our next 24 largest independent retailers had an aggregate of approximately $37.6 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $0.5 million to $4.8 million per retailer.

      A summary of actual repurchase activity for the last three years follows:

	2003	2002	2001

	(Dollars in millions)
Estimated repurchase obligation at end of year	$245	$240	$300
Number of retailers defaults	43	44	55
Number of homes repurchased	192	243	697
Total repurchase price	$6.7	$7.4	$21.1
Losses incurred on homes repurchased	$1.3	$1.3	$3.9

      Our estimated contingent repurchase obligation has declined during the industry downturn due to reduced sales and inventory at our independent retailers and due to an estimated 55% of independent retailer inventory not being financed with the primary national floor plan lenders. We do not always enter into repurchase agreements with these alternative floor plan lenders. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. During 2003, we agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders.

Liquidity and Capital Resources

      Unrestricted cash balances totaled $145.9 million at January 3, 2004, up from $77.4 million at December 28, 2002. During 2003, net cash of $61.4 million was provided by continuing operations, principally from federal income tax refunds. In addition, cash of $42.5 million was provided by decreases in restricted cash balances, $6.0 million was provided by discontinued operations and $10.2 million was provided by proceeds from the sale of five closed manufacturing facilities, a retail sales center and one development operation. During the year, $35.8 million of cash was used for the repurchase of Senior Notes. Other expenditures in 2003 included $3.9 million for acquisition deferred purchase price payments, $6.1 million for capital improvements, $3.0 million to reduce floor plan borrowings and $1.8 million for deferred financing costs.

      During 2003, inventories declined $12.5 million primarily due to liquidating inventory from the closure of 40 retail sales centers and seven manufacturing facilities. Accounts receivable and accounts payable declined $14.9 million and $10.3 million, respectively, due in large part to the closures. Other current assets decreased primarily due to the receipt of $64.1 million in income tax refunds and the release of $9.6 million of cash collateral deposits which previously supported our surety bond program.

      During the year ended January 3, 2004, the following transactions were completed:

•	We finalized a $75 million revolving credit facility.

•	We purchased and retired $56.3 million of our Senior Notes due 2009 and $39.0 million of our Senior Notes due 2007 for total cash payments of $35.8 million and the issuance of 6.6 million shares of the Company’s common stock.

•	We sold consumer finance loans from our discontinued operations with a face value of approximately $86.7 million for approximately $79.3 million at which time warehouse line borrowings were reduced by $52.3 million. We received net proceeds of $27.0 million after the warehouse line pay down and payment of certain expenses.

•	We amended and renewed the warehouse facility that supported our finance company’s operations. This facility was paid off and terminated in the third quarter of 2003 as a result of our decision to exit the consumer finance business.

•	We received tax refunds totaling $64.1 million, primarily from the filing of our 2002 federal tax return and the carryback of the 2002 net operating loss.

      In January 2003, we finalized a committed three-year, $75 million revolving credit facility for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require us, only in the event that liquidity, as defined, falls below $35 million, to maintain certain levels of earnings, as defined, and maintain certain ratios of earnings to fixed charges, as defined. In addition, other restrictions such as the ability to make certain investments, pay dividends and purchase or redeem our common stock would go into effect. The facility also contains covenants that limit our ability to incur additional indebtedness and liens, and sell assets. Liquidity, as defined, consists of the majority of our unrestricted cash and cash equivalents plus unused availability under the facility. Earnings, as defined, consist of net income or loss excluding interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period and cash losses under wholesale repurchase obligations.

      The financial covenants that are required in the event that our liquidity falls below $35 million are required minimum earnings of $45.2 million and required minimum ratio of earnings to fixed charges of 1.0 to 1 for each 12 month period ending on a fiscal quarter end, including our fiscal 2003 year end. For the year ended January 3, 2004, our earnings, as defined, were negative $11.1 million and our ratio of earnings to fixed charges was negative 0.22 to 1. At January 3, 2004 our liquidity, as defined, was $136 million, which was in excess of $35 million such that these financial covenants were not in effect. We expect, over the next 12 months, to maintain liquidity at or in excess of the $35 million threshold. Thus, while our operating results may continue to be below the required levels of earnings and ratios of earnings to fixed charges, these covenant requirements are not expected to be in effect.

      As of January 3, 2004, facility availability was $66.9 million which was entirely used for letters of credit. No borrowings were outstanding under the facility. We expect to continue to utilize availability under this facility principally for letters of credit.

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

      Our two issuances of Senior Notes have at times traded at discounts to their respective face values. We continuously evaluate the most efficient use of our capital, including without limitation, purchasing, refinancing or otherwise retiring our outstanding indebtedness, debt exchanges, restructuring of obligations, financings, and issuances of securities, whether in the open market or by other means and to the extent permitted by our financing arrangements. We will evaluate any such transactions in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

      The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guarantees of additional debt otherwise permitted to be incurred. The resulting effect at January 3, 2004, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $77 million of which no more than approximately $57 million of cash borrowings could be secured debt. As of January 3, 2004, secured debt under this covenant was $18.4 million.

      In April 2003, we completed an amendment and renewal of the $150 million warehouse facility that expired in April 2003 at a reduced size of $75 million. The warehouse facility was maintained for a consolidated third party special purpose entity to support our consumer finance operations. As discussed in “Discontinued Operations”, during the third quarter we exited the consumer finance business. As a result, the warehouse facility was paid off and terminated.

      We have two floor plan facilities with total availability of $21.0 million, of which $14.1 million was outstanding at January 3, 2004. One of these facilities for $15 million contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the revolving credit facility, at each fiscal month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of January 3, 2004, we had approximately $11.1 million outstanding under this facility and were in compliance with the covenant.

      We expect to spend less than $10 million in 2004 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term.

Contingent Liabilities and Obligations

      We had significant contingent liabilities and obligations at January 3, 2004, including estimated wholesale repurchase obligations totaling approximately $245 million (without reduction for the resale value of the homes), surety bonds and letters of credit totaling $101.3 million and guarantees by certain of our consolidated subsidiaries of $5.6 million of debt of unconsolidated subsidiaries. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

      We have provided various representations, warranties and other standard indemnifications in the ordinary course of our business, in agreements to acquire and sell business assets and in financing arrangements. We are also subject to various legal proceedings and claims, which arise in the ordinary course of our business.

      Management believes the ultimate liability with respect to these contingent liabilities and obligations will not have a material effect on our financial position, results of operations or cash flows.

Summary of Liquidity and Capital Resources

      At January 3, 2004, our unrestricted cash balances totaled $145.9 million and we had unused availability of $6.9 million under our two floor plan facilities and no unused availability under our $75 million credit facility. Therefore, total cash available from these sources was approximately $152.8 million. In 2003, continuing operating activities used cash of $2.7 million, excluding income tax refunds totaling $64.1 million, and cash used for capital expenditures was $6.1 million. Currently, we expect that cash flow from operating activities and cash used for capital expenditures for each of the next two years will not differ materially from cash flow in 2003, excluding income tax refunds. In addition, we have less than $2.0 million of scheduled debt payments due in 2004 and 2005. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next two years. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Contractual Obligations

      The following table presents a summary of payments due by period for our contractual obligations for long-term debt, capital leases, operating leases and certain other long-term liabilities as of January 3, 2004:

		Period After January 3, 2004

		Within			After
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(In thousands)
Long-term debt
Senior Notes	$224,725	$—	$—	$111,010	$113,715
Obligations under industrial revenue bonds	18,145	—	—		18,145
Other capital leases and debt	3,133	535	1,000	1,000	598
Operating leases	17,700	4,200	5,700	2,400	5,400
Deferred purchase price obligation	$10,000	$8,000	$2,000	$—	$—

      The deferred purchase price obligation is payable in cash or shares of our common stock, at our option.

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

Reserves for Self-Insured Risks

      We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $500,000 per claim for workers’ compensation ($750,000 per claim in California) and automobile liability claims, up to $1.5 million per claim for product liability and general liability claims and up to $2.0 million per claim for property insurance claims including business interruption losses. We maintain excess liability and property insurance with outside insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for 100% of health insurance claims. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history and inflation, as well as estimates provided by our outside insurance broker and carrier, and third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.

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

Property, Plant and Equipment

      The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling prices, appraised values or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Additionally, we use estimates of fair market values to establish impairment reserves for permanently closed facilities that are held for sale. Past evaluations of property, plant and equipment have resulted in significant impairment charges primarily for closed manufacturing facilities and retail sales centers including charges in the third quarter of 2003. Significant changes in these estimates and assumptions could result in additional impairment charges in the future.

Income Taxes: Deferred Tax Assets and Income Tax Refunds

      Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We incurred significant pretax losses in the last four years. Additionally, the manufactured housing industry continues to be challenged by limited availability of consumer and floor plan financing, high industry consumer repossession levels and an uncertain economic outlook, resulting in a continued decline in manufacturing shipments and retail sales. After consideration of these factors, in the second quarter of 2002, we provided a 100% valuation allowance against our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

      Tax refunds of $63.5 million were received during the second quarter of 2003 from the filing of our 2002 federal income tax return and the carryback of the 2002 net operating loss. Due to the size of the tax refund the Internal Revenue Service may examine our 2002 federal tax return. The outcome of any potential examination of the 2002 federal tax return is not possible to predict. We have evaluated the need for tax reserves based on current and prior year tax filings and in 2002 increased our tax reserves by recording a $12 million allowance for potential tax adjustments.

Goodwill

      Remaining goodwill is related to our manufacturing operations. We test for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We evaluate the fair value of our manufacturing segment versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating fair value, we calculate the present value of future cash flows based on forecasted sales volumes, the number of homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. Past evaluations of goodwill have resulted in significant impairment charges for retail segment goodwill including a charge in the third quarter of 2003. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in impairment charges in the future.

Wholesale Repurchase Reserves

      The majority of our manufacturing sales to independent retailers are made pursuant to repurchase agreements with the providers of floor plan financing. Potential losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes. Probable losses under repurchase agreements are accrued based on the historical number of homes repurchased, the cost of such repurchases and the historical losses incurred, as well as the current inventory levels held at our independent retailers. In addition, we monitor the risks associated with our independent retailers and consider these risks in our evaluation of the wholesale repurchase reserves. Significant changes in these factors could have a material adverse impact on future operating results.

Impact of Inflation

      Inflation has not had a material effect on our operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices the Company has been able to pass the increased costs to its customers in the form of surcharges and base price increases.

Impact of Recently Issued Accounting Pronouncements

      For information regarding the impact of recently issued accounting pronouncements, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our floor plan borrowings are subject to interest primarily based on the U.S. prime interest rate, although certain of the floor plan borrowings are subject to a minimum rate of interest, which is greater than the current prime rate. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the prime rate would result in additional annual interest cost of approximately $140,000, assuming average floor plan borrowings of $14.1 million, the amount of outstanding borrowings at

January 3, 2004. In addition, we have obligations under industrial revenue bonds that are subject to variable interest rates tied to short-term tax exempt rate indices which averaged 1.1% in 2003. A 100 basis point increase in this interest rate would result in additional annual interest cost of approximately $180,000, based on the $18.1 million of debt outstanding under industrial revenue bonds at January 3, 2004.

Item 8.	Financial Statements and Supplementary Data

      The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

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

      The information set forth in the section entitled “Election of Directors” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held April 27, 2004 (the “Proxy Statement”) is incorporated herein by reference.

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

      The information set forth under the caption “Related Party Disclosures” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information set forth under the captions “Independent Accountants”, “Fees” and “Pre-approval Policy” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

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

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
3.2	Amendment to Restated Articles of Incorporation of the Company, filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.
3.3	Article III of the Company’s Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Company’s Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.
3.4	Certificate of Correction to Articles of Incorporation of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
3.5	Bylaws of the Company as amended through December 2, 2003.
4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
4.6	Supplemental Indenture dated as of March 15, 2002 between the Company, A-1 Champion GP, Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.7	Supplemental Indenture dated as of August 7, 2002 among the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit No.	Description

4.8	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., the Company, the Subordinated Subsidiary Guarantors, and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.9	Supplemental Indenture dated as of January 31, 2003, among Moduline Industries (Canada) Ltd., the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.10	Registration Rights Agreement dated as of April 28, 1999 between the Company; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.11	Indenture dated as of April 22, 2002 among Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.
4.12	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.13	Supplemental Indenture dated as of January 31, 2003 among Moduline Industries (Canada) Ltd., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.14	Registration Rights Agreement dated as of April 22, 2002 among Champion Home Builders Co. and Credit Suisse First Boston Corporation and First Union Securities, as Initial Purchasers, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.
4.15	Agreement, dated as of June 29, 2001, between the Company, and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8 — K dated July 9, 2001 and incorporated herein by reference.
4.16	Agreement, dated as of March 29, 2002, between the Company and Fletcher International, Ltd., filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.17	Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of the Company, dated July 3, 2001, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.
4.18	First Amended and Restated Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated April 2, 2002, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.19	Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated April 2, 2002, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.20	First Amended and Restated Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated January 31, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 10, 2003 and incorporated herein by reference.

Exhibit No.	Description

4.21	Amended and Restated Warrant Certificate dated as of February 17, 2003 between the Company and Fletcher International, Ltd., filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.1	*1993 Management Stock Option Plan, as amended and restated as of December 3, 2002, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.2	*1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.
10.3	*First Amendment to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10.4	*Second Amendment dated April 28, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.5	*Third Amendment dated October 27, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.6	*Fourth Amendment dated April 27, 1999 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10.7	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.8	*Amendment to the Management Stock Purchase Plan.
10.9	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.10	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference
10.11	*Amendment to the Corporate Officer Stock Purchase Plan.
10.12	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.13	*2000 Stock Compensation Plan for Nonemployee Directors, as amended and restated effective December 18, 2002, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.14	*Fourth Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors.
10.15	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.
10.16	*Letter Agreement dated June 30, 2003 between the Company and AP Services, LLC, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 3, 2003 and incorporated herein by reference.
10.17	Letter Agreement dated June 30, 2003 between the Company and AlixPartners, LLC, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 3, 2003 and incorporated herein by reference.
10.18	*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.19	*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.20	*Change in Control Severance Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.21	*Employment and Noncompetition Agreement dated January 8, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.22	*Letter Agreement dated September 11, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.23	Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Company, and MMG Investments LLC, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
10.24	Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
10.25	*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.
10.26	*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
10.27	*Change in Control Severance Agreement dated March 3, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
10.28	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and John J. Collins, Jr., filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.29	*Change in Control Severance Agreement dated July 11, 1997 between the company and Bobby J. Williams, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.30	*Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.
10.31	*Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10.32	*Resignation, Release and Settlement Agreement dated August 27, 2003 between the Company and Walter R. Young filed as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.
10.33	Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.
10.34	First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court, Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

Exhibit No.	Description

10.35	Loan and Security Agreement dated as of January 17, 2003 by and among Congress Financial Corporation (Central), as Agent, Wachovia Bank, National Association, as Documentation Agent, the financial institutions from time to time party thereto, as Lenders, and Champion Home Builders Co., as Borrower, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference.
10.36	First Amendment dated February 17, 2004 to the Loan and Security Agreement.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer dated February 27, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004.
31.2	Certification of Chief Financial Officer dated February 27, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated February 27, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004.
99.1	Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

      (b) Current Reports on Form 8-K

1) October 22, 2003. Press release filed under Item 5 announcing Champion Enterprises, Inc. third quarter and year-to-date 2003 results with condensed, consolidated financial information.

2) February 18, 2004 (two filings). Press release filed under Item 5 and furnished under Item 12 announcing Champion Enterprises, Inc. fourth quarter and year-to-date 2003 results with condensed, consolidated financial information.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

By:	/s/ PHYLLIS A. KNIGHT

Phyllis A. Knight
Executive Vice President and
Chief Financial Officer

Dated: February 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALBERT A. KOCH Albert A. Koch	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2004

/s/ PHYLLIS A. KNIGHT Phyllis A. Knight	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2004

/s/ RICHARD HEVELHORST Richard Hevelhorst	Vice President and Controller (Principal Accounting Officer)	February 27, 2004

/s/ ROBERT W. ANESTIS Robert W. Anestis	Director	February 27, 2004

/s/ ERIC S. BELSKY Eric S. Belsky	Director	February 27, 2004

/s/ SELWYN ISAKOW Selwyn Isakow	Director	February 27, 2004

/s/ BRIAN D. JELLISON Brian D. Jellison	Director	February 27, 2004

/s/ G. MICHAEL LYNCH G. Michael Lynch	Director	February 27, 2004

CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND
FINANCIAL STATEMENT SCHEDULES

      All other financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Champion Enterprises, Inc.

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in conformity with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted on December 30, 2001.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 13, 2004, except for Notes 8 and 9,
as to which the date is February 27, 2004

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(In thousands, except per share amounts)
Net sales	$1,140,714	$1,370,566	$1,548,225
Cost of sales	974,295	1,177,661	1,283,216

Gross margin	166,419	192,905	265,009
Selling, general and administrative expenses	183,698	232,809	274,773
Goodwill impairment charges	34,183	97,000	—
Restructuring charges	21,100	40,000	8,900
Gain on debt retirement	(10,639)	(7,385)	—

Operating loss	(61,923)	(169,519)	(18,664)
Interest income	1,621	2,624	2,721
Interest expense	(28,468)	(28,977)	(25,345)

Loss from continuing operations, before income taxes	(88,770)	(195,872)	(41,288)
Income tax expense (benefits)	(5,500)	53,500	(13,400)

Loss from continuing operations	(83,270)	(249,372)	(27,888)
Loss from discontinued operations, net of taxes	(19,814)	(6,183)	—

Net loss	$(103,084)	$(255,555)	$(27,888)

Basic and diluted loss per share
Loss from continuing operations	$(1.52)	$(5.09)	$(0.59)
Loss from discontinued operations	(0.34)	(0.13)	—

Basic and diluted loss per share	$(1.86)	$(5.22)	$(0.59)

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
	2004	2002

	(In thousands,
	except par value)
Assets
Current assets
Cash and cash equivalents	$145,868	$77,381
Restricted cash	8,341	32,450
Accounts receivable, trade	13,773	28,631
Inventories	98,824	111,332
Current assets of discontinued operations	—	2,015
Other current assets	18,325	88,959

Total current assets	285,131	340,768

Property, plant and equipment
Land and improvements	30,200	34,407
Buildings and improvements	110,970	132,357
Machinery and equipment	83,637	90,074

	224,807	256,838
Less-accumulated depreciation	128,986	129,709

	95,821	127,129

Goodwill	126,537	161,336

Other non-current assets
Restricted cash	—	18,443
Non-current assets of discontinued operations	68	57,498
Other non-current assets	20,743	22,917

Total non-current assets	20,811	98,858

	$528,300	$728,091

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$14,123	$17,147
Accounts payable	26,724	37,053
Accrued warranty obligations	40,558	43,139
Accrued volume rebates	31,293	35,010
Accrued compensation and payroll taxes	17,400	17,118
Accrued self-insurance	31,189	28,772
Current liabilities of discontinued operations	3,173	36,764
Other current liabilities	47,184	48,141

Total current liabilities	211,644	263,144

Long-term liabilities
Long-term debt	245,468	341,612
Other long-term liabilities	47,510	56,754

	292,978	398,366

Contingent liabilities (Note 13)
Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 9 and 30 shares issued and outstanding, respectively	8,689	29,256
Shareholders’ equity
Common stock, $1 par value, 120,000 authorized, 65,470 and 52,658 shares issued and outstanding, respectively	65,470	52,658
Capital in excess of par value	125,386	54,666
Accumulated deficit	(175,450)	(68,150)
Accumulated other comprehensive income (loss)	(417)	(1,849)

Total shareholders’ equity	14,989	37,325

	$528,300	$728,091

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	January 3,	December 28,	December 29,
	2004	2002	2001

	(In thousands)
Cash flows from operating activities
Loss from continuing operations	$(83,270)	$(249,372)	$(27,888)

Adjustments to reconcile loss from continuing operations to net cash provided by operating activities
Depreciation and amortization	15,203	21,152	36,043
Goodwill impairment charges	34,183	97,000	—
Asset impairment charges, net	12,389	26,572	7,700
Loan loss provision	—	—	3,700
Gain on debt retirement	(10,639)	(7,385)	—
Tax benefit of stock options exercised	—	250	954
Increase/decrease
Accounts receivable	14,858	(1,124)	(75)
Inventories	12,508	60,944	44,204
Refundable income taxes	58,397	(41,900)	1,977
Cash collateral deposits	9,600	(13,392)	(2,708)
Deferred income taxes	—	94,800	(3,500)
Accounts payable	(10,329)	(10,506)	4,456
Accrued liabilities	(486)	15,853	(9,644)
Other, net	8,998	7,609	12,769

Net cash provided by operations	61,412	501	67,988

Cash flows from discontinued operations
Loss from discontinued operations	(19,814)	(6,183)	—
Decrease (increase) in net assets of discontinued operations	25,854	(21,407)	—

Net cash provided by (used for) discontinued operations	6,040	(27,590)	—

Cash flows from investing activities
Deferred purchase price payments	(3,882)	(3,500)	(16,633)
Additions to property, plant and equipment	(6,145)	(6,063)	(6,972)
Investments in and advances to unconsolidated subsidiaries	(501)	(3,170)	(3,226)
Proceeds on disposal of fixed assets	10,192	9,994	2,341

Net cash used for investing activities	(336)	(2,739)	(24,490)

Cash flows from financing activities
Decrease in floor plan payable, net	(3,024)	(53,772)	(43,279)
Decrease in long-term debt	(766)	(2,414)	(652)
Proceeds from Senior Notes	—	145,821	—
Purchase of Senior Notes	(35,830)	(23,750)	—
Increase in deferred financing costs	(1,840)	(2,253)	—
Decrease (increase) in restricted cash	42,542	(50,245)	—
Preferred stock issued, net	—	23,810	18,464
Common stock issued, net	1,390	1,119	1,282
Dividends paid on preferred stock	(1,101)	(563)	—

Net cash provided by (used for) financing activities	1,371	37,753	(24,185)

Net increase in cash and cash equivalents	68,487	7,925	19,313
Cash and cash equivalents at beginning of period	77,381	69,456	50,143

Cash and cash equivalents at end of period	$145,868	$77,381	$69,456

Additional cash flow information
Cash paid for interest	$29,045	$25,991	$26,253
Cash paid for income taxes	$1,664	$818	$2,416

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
	Common stock		Capital in	earnings	other		Total
			excess of	(Accumulated	comprehensive		comprehensive
	Shares	Amount	par value	deficit)	income (loss)	Total	income (loss)

	(In thousands)
Balance December 30, 2000	47,357	$47,357	$33,116	$217,650	$(1,314)	$296,809
Net loss	—	—	—	(27,888)	—	(27,888)	$(27,888)
Preferred stock dividends declared	49	49	451	(500)	—	—
Stock option and benefit plans	519	519	1,246	—	—	1,765
Tax benefit of stock options	—	—	954	—	—	954
Preferred stock issuance costs	—	—	(1,536)	—	—	(1,536)
Issuance for acquisition deferred purchase price payments	395	395	2,192	—	—	2,587
Foreign currency translation adjustments	—	—	—	—	(657)	(657)	(657)

Balance December 29, 2001	48,320	48,320	36,423	189,262	(1,971)	272,034	$(28,545)

Net loss	—	—	—	(255,555)	—	(255,555)	$(255,555)
Preferred stock dividends declared	105	105	707	(1,857)	—	(1,045)
Stock option and benefit plans	350	350	615	—	—	965
Tax benefit of stock options	—	—	250	—	—	250
Amortization of preferred stock issuance costs	—	—	(446)	—	—	(446)
Preferred stock redemptions	2,648	2,648	12,352	—	—	15,000
Issuance for acquisition deferred purchase price payments	1,235	1,235	4,765	—	—	6,000
Foreign currency translation adjustments	—	—	—	—	122	122	122

Balance December 28, 2002	52,658	52,658	54,666	(68,150)	(1,849)	37,325	$(255,433)

Net loss	—	—	—	(103,084)	—	(103,084)	$(103,084)
Preferred stock dividends declared	—	—	—	(728)	—	(728)
Stock option and benefit plans	643	643	4,317	—	—	4,960
Tax benefit of stock options	—	—	—	—	—	—
Amortization of preferred stock issuance costs	—	—	(683)	—	—	(683)
Preferred stock conversions and redemptions	3,752	3,752	17,499	—	—	21,251
Charge for induced conversion of preferred stock	—	—	3,488	(3,488)	—	—
Issuance for acquisition deferred purchase price payments	1,731	1,731	4,887	—	—	6,618
Issuance for purchase and retirement of debt	6,686	6,686	41,212			47,898
Foreign currency translation adjustments	—	—	—	—	1,432	1,432	1,432

Balance January 3, 2004	65,470	$65,470	$125,386	$(175,450)	$(417)	$14,989	$(101,652)

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

      The Company exited its consumer finance business during 2003. All related amounts are classified as discontinued operations for all periods presented.

Business

      The Company is the industry’s leading producer of manufactured housing with operations and markets located throughout the U.S. and in western Canada. The Company is also a leading retailer of manufactured housing with sales centers in 21 states.

Revenue Recognition

      For manufacturing shipments to independent retailers, sales revenue is generally recognized when wholesale floor plan financing or retailer credit approval has been received, the home is invoiced, title is transferred and the home is shipped. As is customary in the manufactured housing industry, the majority of the Company’s manufacturing shipments to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of generally up to 24 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to purchase the related floor plan loans or repurchase the homes from the lender. The repurchase price is equal to the unpaid balance of the floor plan loans, plus certain administrative costs incurred by the lender to repossess the homes, less the cost of any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 13.

      Manufacturing shipments to independent retailers are not made on a consignment basis; the Company does not provide financing for sales to independent retailers; retailers do not have the right to return homes purchased from the Company; and retailers are responsible to the floor plan lenders for interest costs. Payment for the homes is generally received five to fifteen business days from the date of invoice.

      For retail sales to consumers from Company-owned retail sales centers, sales revenue is recognized when the home has been delivered, set-up and accepted by the consumer, title has been transferred and either funds have been released by the finance company (financed sales transactions) or cash has been received from the homebuyer (cash sales transactions).

Restructuring Charges

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs and Delivery Costs and Revenue

      Advertising costs are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). Total advertising expense was approximately $7 million, $13 million and $18 million in 2003, 2002 and 2001, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

Cash and Cash Equivalents

      Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities.

Restricted Cash

      At January 3, 2004, $8.3 million of cash held by a bank was pledged as collateral for outstanding letters of credit which collateralized insurance programs, surety bonds and industrial revenue bonds.

Inventories

      Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method for manufacturing operations and the specific identification method for retail operations. Manufacturing cost includes cost of materials, labor and manufacturing overhead. Retail inventories of new manufactured homes are valued at manufacturing cost, or net purchase price if acquired from unaffiliated third parties. Pre-owned homes are valued at the lower of cost or estimated fair market value, not in excess of estimated selling price less delivery, setup and a normal profit margin.

Property, Plant and Equipment

      Property, plant and equipment (“PP&E”) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements — 3 to 15 years; buildings and improvements — 8 to 33 years; and machinery and equipment — 3 to 15 years. Depreciation expense was $15.2 million, $21.2 million and $24.4 million in 2003, 2002 and 2001, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows. In 2003, 2002 and 2001 the Company recorded PP&E impairment charges of $17.0 million, $27.5 million and $7.7 million, respectively, relating to idled manufacturing facilities, closed retail sales centers and certain development operations. Impairment charges are included in restructuring charges.

      At January 3, 2004, the Company had 19 idled manufacturing facilities of which ten with net book value of approximately $7.3 million were permanent closures that were accounted for as held for sale. The balance of the Company’s idled manufacturing facilities with net book value of $5.5 million at January 3, 2004 were accounted for as long-lived assets to be held and used. The net book value of idled manufacturing facilities at January 3, 2004 was net of impairment reserves totaling $23.6 million. During 2003, the Company sold properties, including five idled manufacturing facilities and the assets of one development operation, for total proceeds of $10.2 million, resulting in a net pretax gain of $4.5 million, net of impairment reserves.

Goodwill

      The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company evaluates each reporting unit’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit’s fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, the number of retail sales

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. The Company’s reporting units are its two business segments: manufacturing and retail. In 2003 and 2002, the Company recorded retail goodwill impairment charges of $34.2 million and $97.0 million, respectively.

Unconsolidated Subsidiaries

      The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company’s net investment in its unconsolidated subsidiaries totaled $4.1 million and $4.2 million at January 3, 2004 and December 28, 2002, respectively. Equity method pretax losses from these companies totaled $0.4 million in 2003, $2.4 million in 2002 and $1.9 million in 2001 and were recorded in SG&A. During 2002, the Company sold its principal minority investment in development operations.

Deferred Expenses

      Debt issuance costs and deferred financing costs are classified as non-current assets on the balance sheet and amortized over the life of the related debt or credit facility using the straight-line method since no installment payments are required. Original issue discount related to the Company’s Senior Notes is amortized using the interest method. Upon retirement of any of the related debt, a proportional share of debt issuance costs and original issue discount is expensed.

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

Dealer Volume Rebates

      The Company’s manufacturing operations sponsor volume rebate programs under which sales to independent retailers can qualify for cash rebates based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

Accrued Self-Insurance

      The Company is self-insured for a significant portion of its workers’ compensation, general and products liability, auto liability, health and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported.

Income Taxes

      Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. In 2002, the Company provided a 100% valuation allowance for its deferred tax assets, which totaled $101.5 million for continuing operations at December 28, 2002. Deferred tax assets will continue to require a 100% valuation allowance until the Company can demonstrate their realizability through sustained

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback period for net operating losses. The Company has no taxable income available in this carryback period and, as a result, operating losses incurred in 2003 result in a tax loss carryforward that will be available to offset future taxable income. See Note 4.

Derivative Instruments

      The Company generally does not utilize derivative instruments. However, the Company does have an outstanding common stock warrant for 2.2 million shares which is accounted for as a derivative instrument. The obligation under this warrant is recorded at its estimated fair market value which resulted in charges totaling $3.3 million in 2003.

Reclassifications

      Certain items in the prior years’ financial statements have been reclassified to conform to the current year classification.

Stock-Based Compensation Programs

      The Company accounts for its stock-based employee compensation programs under Accounting Principles Board (“APB”) Opinion No. 25. Additional disclosures and pro forma information required by SFAS No. 123 as amended by SFAS No. 148 follow. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the requirements of SFAS No. 123, pro forma net loss, loss per share and stock-based compensation expense would have been as indicated below:

	2003	2002	2001

	(In millions, except per share
	amounts)
Net loss — as reported	$(103.1)	$(255.6)	$(27.9)
Net loss — pro forma	(103.5)	(258.9)	(30.5)
Basic and diluted loss per share — as reported	(1.86)	(5.22)	(0.59)
Basic and diluted loss per share — pro forma	(1.87)	(5.28)	(0.64)
Stock-based employee compensation cost (income), net of related tax effects — as reported	2.8	(0.1)	0.4
Stock-based employee compensation cost, net of related tax effects — pro forma	$3.2	$3.2	$3.0

      SFAS No. 123 pro forma compensation costs for 2003, 2002 and 2001 were each reduced by the reversal of prior year pro forma compensation costs totaling $0.9 million, for forfeitures of unvested options and awards during the year. In determining the pro forma amounts in accordance with SFAS No. 123, the fair value of each stock option grant or award is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001

Risk free interest rate	2.8%	3.5%	4.5%
Expected life (years)	4.0	4.5	4.3
Expected volatility	50%	36%	38%
Expected dividend	—	—	—

      The weighted average per share fair value of stock options granted during 2003, 2002 and 2001 was $1.53, $2.55 and $2.19, respectively, for options granted at market value, and $1.99 in 2002 for options granted at less than market value. No stock options were granted at less than market value in either 2003 or 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year End

      The Company’s fiscal year is a 52 or 53 week period that ends on the Saturday nearest December 31. The year ended January 3, 2004 (fiscal year 2003) was comprised of 53 weeks. Fiscal years 2002 and 2001 were each comprised of 52 weeks.

New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practice, entities were included in consolidated financial statements generally based on controlling voting interests or in other special situations. Under this Interpretation, certain previously unconsolidated entities (often referred to as “special purpose entities”) will be included in the consolidated financial statements of the “primary beneficiary” as a result of non-voting financial interests, which are established through contractual or other means. For variable interest entities created after January 31, 2003, this Interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation is effective beginning with the Company’s fiscal 2004 first quarter. The Company continues to examine this new literature but believes its accounting for entities with an ownership interest of 50% or less is already in compliance with this Interpretation.

      SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as previously required. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The adoption of SFAS No. 146 by the Company at the beginning of fiscal 2003 impacted the timing of recognition of certain restructuring activities during the year, including lease termination costs, employee severance costs and the cost of other exit activities.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 specifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. This Statement requires that qualifying instruments be classified as liabilities in statements of financial position. The Company adopted SFAS No. 150 in the third quarter of 2003. Due to the conversion features of the Company’s redeemable preferred stock, the adoption of this Statement had no effect on the Company’s financial position or results of operations.

Note 2 — Restructuring Charges

      During 2003, the Company’s sales and operating results continued to be affected by challenging industry conditions including limited availability of consumer financing and floor plan inventory financing, tightened consumer credit standards and terms, high levels of homes repossessed from consumers and an uncertain economic outlook. As a result of these conditions and their effects on the Company’s sales volume and operating results, during 2003 the Company closed and consolidated 40 retail sales centers, or 34% of the sales centers it was operating at the beginning of 2003, and seven manufacturing facilities, or 19% of the manufacturing facilities operated at December 28, 2002, and recorded $27.9 million of restructuring charges. All restructuring actions were substantially complete in 2003.

      Challenging industry conditions affected Champion’s 2002 and 2001 sales and profits as well. In 2002, Champion closed and consolidated 12 manufacturing facilities and 126 retail sales centers. During 2001, the Company closed and consolidated four manufacturing facilities and 48 retail sales centers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restructuring charges for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 were as follows:

	2003	2002	2001

	(In thousands)
Manufacturing restructuring charges
Fixed asset impairment charges	$15,100	$19,500	$3,300
Inventory charges	1,000	1,500	—
Warranty costs	3,300	3,500	—
Severance costs	700	1,800	—
Other closing costs	600	—	—

Total manufacturing charges	20,700	26,300	3,300

Retail restructuring charges
Fixed asset impairment charges	1,900	7,800	4,400
Inventory charges	4,600	13,000	—
Lease termination costs	900	3,900	1,200
Severance costs	200	700	—
Other closing costs	1,700	3,200	—

Total retail charges	9,300	28,600	5,600

Development restructuring charges
Severance costs	—	1,200	—
Asset impairment charges	—	1,600	—

Total development charges	—	2,800	—

Corporate office severance costs	—	300	—

Intercompany profit elimination	(2,100)	(2,700)	—

	$27,900	$55,300	$8,900

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

      Fixed asset impairment charges for closed manufacturing facilities were primarily based on appraised values and the Company’s estimates of net sales values for permanent closures and projected future cash flows for temporary closures. See Note 1 for additional discussion related to the accounting for idled manufacturing facilities.

      Manufacturing inventory charges are for obsolescence related to the consolidation of product lines and models as a result of plant closings and the elimination of stock keeping units. Additional warranty costs were provided for expected higher costs to service homes after the closure of plants in certain areas. Manufacturing severance costs are related to the termination of substantially all the employees at the manufacturing facilities closed in the respective periods and include payments required under the Worker Adjustment and Retraining Notification Act made to hourly employees and severance payments to qualifying salaried employees. Approximately 1,000 and 1,300 employees were terminated at the manufacturing facilities closed during 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2002, respectively. Unpaid manufacturing severance costs at January 3, 2004 totaled $0.4 million. There were no unpaid manufacturing severance costs at December 28, 2002 or December 29, 2001.

      Retail fixed asset impairment charges were determined based on the net book value at the closed sales centers and result from the abandonment of the related leasehold improvements. Retail inventory charges represent estimated losses resulting from the wholesale liquidation of certain new home inventory and estimated lower of cost or market charges for inventory of land and park spaces and improvements at closed sales centers. For purposes of reconciling 2003 and 2002 restructuring charges by segment, a credit (income) of $2.1 million and $2.7 million, respectively, resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment as a result of the liquidation of inventory at closed sales centers. Retail lease termination charges consist of accruals for future lease payments, net of estimated sublease income or settlements, for the termination of leases at vacated sales centers. Retail severance costs were related to the termination of qualifying employees. Approximately 170 and 600 retail employees were terminated as a result of the 2003 and 2002 sales center closings, respectively. Unpaid retail severance costs at January 3, 2004 totaled $0.1 million. There were no unpaid retail severance costs at the end of 2002 or 2001.

      During 2002, Champion sold its 25% interest in the SunChamp joint venture, which consisted of 11 leased communities, to an affiliate of Sun Communities, Inc. and closed its communities management and development operations. Development restructuring charges included a $1.1 million loss on the sale of SunChamp, fixed asset impairment charges of $0.2 million for the abandonment of leasehold improvements, and severance costs paid in the fourth quarter of 2002 to certain key management of the development operations. The closure of the development operations resulted in a reduction of 55 employees. The 2002 restructuring charges also included $0.3 million of severance costs related to eliminating 19 employees from the corporate office staff.

      Inventory reserves were utilized in the year they were established. The following table provides information regarding activity for other restructuring reserves during 2003, 2002 and 2001.

	2003		2002		2001

	2003	Prior	2002	Prior	2001
	Closures	Closures	Closures	Closures	Closures

	(In thousands)
Balance at beginning of year	$—	$5,652	$—	$500	$—
Additions charged (reversals credited) to earnings:
Severance costs	900	—	4,000	—	—
Warranty costs	3,300	2,100	3,500	—	—
Lease termination costs	900	(354)	3,900	—	1,200
Other closing costs	2,300	—	3,200	—	—
Cash payments:
Severance costs	(398)	(165)	(3,835)	—	—
Warranty costs	(710)	(1,802)	(562)	—	—
Lease termination costs	(712)	(1,638)	(1,351)	(500)	(700)
Other closing costs	(1,300)	—	(3,200)	—	—

Balance at end of year	$4,280	$3,793	$5,652	$—	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003		2002		2001

	2003	Prior	2002	Prior	2001
	Closures	Closures	Closures	Closures	Closures

	(In thousands)
Year end balance comprised of:
Warranty costs	$2,590	$3,236	$2,938	$—	$—
Lease termination costs	188	557	2,549	—	500
Other closing costs	1,502	—	165	—	—

	$4,280	$3,793	$5,652	$—	$500

      Severance costs and other closing costs are generally paid within one year of the related closures. Most lease termination costs are paid within one year of the closures, but some are paid up to three years after the closures. Warranty costs are expected to be paid over a three year period after the closures.

Note 3 — Goodwill

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite lives not be amortized but instead be tested annually for impairment based on a reporting unit’s fair value versus its carrying value. The Company adopted SFAS No. 142 in January 2002, which resulted in the cessation of the amortization of goodwill commencing on the first day of Champion’s fiscal year 2002. For comparative purposes, the following reconciliation summarizes the Company’s net loss and loss per share adjusted to exclude goodwill amortization expense, net of tax, for the fiscal year ended December 29, 2001:

2001

(In thousands,
except per share
amounts)
Reported net loss	$(27,888)
Add back: Goodwill amortization (net of taxes of $2,800)	8,861

Adjusted net loss	$(19,027)

Basic and diluted loss per share as reported	$(0.59)
Goodwill amortization	0.18

Adjusted basic and diluted loss per share	$(0.41)

      The change in the carrying amount of goodwill for the fiscal year ended January 3, 2004 follows:

	Manufacturing	Retail	Other	Total

	(In thousands)
Balance at December 29, 2001	$126,482	$131,571	$914	$258,967
Impairment charges	—	(97,000)	—	(97,000)
Other changes	(79)	(132)	(420)	(631)

Balance at December 28, 2002	126,403	34,439	494	161,336
Impairment charges	—	(34,183)	—	(34,183)
Other changes	134	(256)	(494)	(616)

Balance at January 3, 2004	$126,537	$—	$—	$126,537

      The $0.5 million decrease in other goodwill during the year ended January 3, 2004 was due to the sale of land, land improvements and certain other assets of a development operation during the first quarter. Excluded from goodwill reported at December 28, 2002, was $4.1 million related to the Company’s consumer finance business that was acquired in 2002 and exited in 2003 and classified as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment charges in 2003

      SFAS No. 142 requires testing for impairment of goodwill at least annually, or more frequently if certain events or changes in circumstances suggest that the carrying value may not be recoverable. The provisions of SFAS No. 142 require that a two-step evaluation be performed to assess goodwill and other intangible assets for impairment. First the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required. If the carrying value of any reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of its goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded.

      In the third quarter of 2003, as a result of the significant downsizing of its operations in reaction to ongoing reductions in industry sales and in accordance with SFAS No. 142, the Company performed a test for retail and manufacturing goodwill impairment using the income approach. Under this method, the fair value of the reporting unit is determined based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In applying this present value method, the Company was required to make estimates of future operating trends and judgments about discount rates and other variables. Actual future results could differ from these estimates. In applying the income approach, it assumed a cash flow period of five years, a discount rate of 12%, and a terminal value of five times the present value of the fifth year’s estimated future cash flows. The results of this impairment test indicated that retail goodwill had no value, resulting in a non-cash, pretax impairment charge equal to the remaining balance of retail goodwill of $34.2 million, which was recorded in the quarter ended September 27, 2003.

Impairment charges in 2002

      In the second quarter of 2002, as a result of the closure of 64 retail sales centers, the Company performed a test for goodwill impairment similar to that described above. The results of this impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in a non-cash, pretax impairment charge of $97.0 million. The Company performed its transitional test for goodwill impairment upon the adoption of SFAS No. 142 as of the beginning of 2002 and concluded no impairment of the carrying value of goodwill existed at that date.

Note 4 — Income Taxes

      SFAS No. 109, “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years” and places considerably more weight on historical results and less weight on future projections. The Company incurred pretax losses from continuing operations in 2003, 2002 and 2001 totaling $325.9 million, including goodwill impairment charges of $34.2 million in 2003 and $97.0 million in 2002. The industry continues to be challenged by limited availability of consumer financing, high consumer repossession levels, reductions in wholesale floor plan lending availability and an uncertain economic outlook resulting in a continued decline in retail sales and manufacturing shipments. In the absence of specific favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. Accordingly, after consideration of these factors, the Company provided a 100% valuation allowance for its deferred tax assets in 2002, which totaled $101.5 million for continuing operations at December 28, 2002.

      Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback of net operating losses. The Company has no taxable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income available during this carryback period and, as a result, net operating losses incurred in 2003 result in a tax loss carryforward that will be available to offset future taxable income.

      The pretax loss from continuing operations for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001 was taxed under the following jurisdictions:

	2003	2002	2001

	(In thousands)
Domestic	$(91,966)	$(198,324)	$(42,665)
Foreign	3,196	2,452	1,377

Total pretax loss from continuing operations	$(88,770)	$(195,872)	$(41,288)

      The provisions for income taxes (benefits) from continuing operations were as follows:

	2003	2002	2001

	(In thousands)
Current
Federal	$(7,000)	$(42,400)	$(10,600)
Foreign	1,300	1,200	900
State	200	(100)	(200)

Total current	(5,500)	(41,300)	(9,900)

Deferred
Federal	—	78,600	(1,500)
Foreign	—	100	(100)
State	—	16,100	(1,900)

Total deferred	—	94,800	(3,500)

Total provision (benefits)	$(5,500)	$53,500	$(13,400)

      The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002 based on estimates of the tax deductibility of certain costs and charges. Upon completion and filing of the 2002 federal income tax return, the Company received tax refunds totaling $63.5 million in 2003. These refunds exceeded by $3.3 million the estimate made as of December 28, 2002, resulting in the recording of a $3.3 million current federal tax benefit in 2003. Additionally, in 2003 the Company recorded current federal tax benefits of $3.7 million as a result of federal tax audits completed in 2003. During 2003, the Company also received state tax carryback refunds of $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provisions for income taxes (benefits) from continuing operations differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss from continuing operations as a result of the following differences:

	2003	2002	2001

	(In thousands)
Statutory U.S. tax rate	$(31,100)	$(68,600)	$(14,450)
Increase (decrease) in rate resulting from Deferred tax valuation allowance	22,800	101,500	—
Allowance for tax adjustments	—	12,000	—
State taxes, net of federal benefit	(3,500)	(6,500)	(1,400)
Nondeductible goodwill amortization	—	—	1,500
Nondeductible goodwill impairment	3,400	9,500	—
Other	2,900	5,600	950

Total provision (benefits)	$(5,500)	$53,500	$(13,400)

Effective tax rate	6%	(27)%	32%

      The federal refund of $63.5 million related to the 2002 tax return included the effect of tax deductions related to the closure and liquidation of certain legal entities in connection with the Company’s restructuring actions in 2002. The Company annually evaluates the need for tax reserves and, based on 2002 and prior year tax filings, in 2002 recorded a $12 million allowance for potential tax adjustments.

      The Company has available federal net operating loss carryforwards of approximately $80 million for tax purposes to offset future federal taxable income and which expire in 2023. The Company has available state net operating loss carryforwards of approximately $209 million for tax purposes to offset future state taxable income and which expire principally between 2016 and 2022.

      Discontinued operations were taxed domestically. The 2003 pretax loss from discontinued operations was $19.8 million. The tax benefit of the 2003 loss at the statutory U.S. tax rate was $6.9 million, but was offset by a deferred tax valuation allowance resulting in no tax benefit for discontinued operations in 2003. The 2002 pretax loss from discontinued operations of $8.3 million provided a current tax benefit of $2.9 million. In 2002, a deferred tax valuation allowance of $0.8 million was recorded for discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets and liabilities are comprised of the following as of January 3, 2004 and December 28, 2002:

	2003	2002

	(In thousands)
ASSETS
Federal net operating loss carryforwards	$28,100	$—
Goodwill	35,100	33,900
Warranty reserves	17,900	19,000
Insurance reserves	17,600	16,300
Fixed asset impairments	12,100	9,200
State net operating loss carryforwards	9,600	9,000
Employee compensation	5,200	4,000
Volume rebates	5,000	8,100
Inventory reserves	1,600	3,100
Other	5,500	6,000

Gross deferred tax assets	137,700	108,600

LIABILITIES
Depreciation	3,600	4,000
Prepaid expenses	1,200	1,600
Canadian withholding	900	700

Gross deferred tax liabilities	5,700	6,300

Valuation allowance	(132,000)	(102,300)

Net deferred tax assets	$—	$—

Note 5 — Discontinued Operations

      In the quarter ended September 27, 2003, the Company exited the consumer finance business due to the inability to obtain required financing for this business. The Company’s financial services segment stopped accepting new loan applications on July 31, 2003 and processed approved applications through September 30, 2003.

      The Company entered the consumer finance business in April 2002 when it acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. (“CIT”), and entered into certain related agreements for cash of approximately $5 million, resulting in recording $4.1 million of goodwill. With this transaction, Champion acquired $0.5 million of fixed assets, the operating procedures, policies and customer lists for the business and the assignment of two office leases. The acquisition did not include any of the loan portfolios or related obligations of CIT’s loan origination business. The Company entered into agreements whereby, for a period of three years, an affiliate of CIT was to provide its loan origination and servicing systems and was to service the loans originated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The loss from discontinued operations for the years ended January 3, 2004 and December 28, 2002 is summarized below:

	2003	2002

	(In thousands)
Loss from operations	$(11,212)	$(6,183)
Loss on discontinuance	(8,602)	—

Loss from discontinued operations	$(19,814)	$(6,183)

      The loss on discontinuance included a goodwill impairment charge of $4.1 million as well as fixed asset impairment charges, severance costs and accruals for the estimated costs associated with the termination of operating leases and other contracts. Approximately 30 employees were terminated as a result of the discontinuance. Net revenues for the financial services business were $2.3 million for the year ended January 3, 2004 and $1.7 million for the year ended December 28, 2002. The 2002 loss from discontinued operations was net of income tax benefits of $2.1 million.

      At January 3, 2004, current liabilities of discontinued operations were primarily comprised of accrued severance costs and accrued contractual obligations. At December 28, 2002, non-current assets of discontinued operations consisted primarily of consumer loans which were held for investment and related current liabilities consisted primarily of warehouse borrowings secured by such consumer loans. During 2003, the Company sold substantially all the consumer loans that had been originated. Loans with face value of $86.7 million were sold for gross proceeds of approximately $79.3 million, providing net cash of $27.0 million after paydown of associated warehouse borrowings. During 2003 and 2002, the Company originated $35.8 million and $55.6 million of loans, respectively.

Note 6 — Inventories

      A summary of inventories by component at January 3, 2004 and December 28, 2002 follows:

	2003	2002

	(In thousands)
New manufactured homes	$42,547	$55,846
Raw materials	25,953	27,097
Work-in-process	6,204	6,557
Other inventory	24,120	21,832

	$98,824	$111,332

      Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Other Assets and Liabilities

      A summary of other current assets and other long-term liabilities by component at January 3, 2004 and December 28, 2002 follows:

	2003	2002

	(In thousands)
Other current assets
Refundable income taxes	$3,050	$61,100
Deposits	6,500	16,100
Other current assets	8,775	11,759

	$18,325	$88,959

Other long-term liabilities
Accrued self-insurance and warranty	$23,200	$23,200
Deferred portion of purchase price	—	10,000
Other long-term liabilities	24,310	23,554

	$47,510	$56,754

      Deposits consist of cash collateral deposited for surety bonds and insurance purposes.

Note 8 — Debt

      Long-term debt by component at January 3, 2004 and December 28, 2002 consisted of the following:

	2003	2002

	(In thousands)
Senior Notes due 2009	$113,715	$170,000
Senior Notes due 2007	111,010	150,000
Obligations under industrial revenue bonds	18,145	18,145
Other	2,598	3,467

	$245,468	$341,612

      The Senior Notes due 2009 are unsecured and interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants, which, among other things, limit the Company’s ability to incur additional indebtedness and incur liens on assets. During 2003, the Company purchased and retired $56.3 million of its Senior Notes due 2009 for cash payments of $22.6 million and payments of Company common stock totaling 2.8 million shares, resulting in a pretax gain of $13.3 million. During 2002, the Company purchased and retired $30 million of its Senior Notes due 2009 for cash payments of $23.8 million, resulting in a pretax gain of $5.9 million.

      In April 2002, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. Substantially all of CHB’s wholly owned subsidiaries are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. The Senior Notes due 2007 are unsecured but are effectively senior to the Senior Notes due 2009. During 2003, the Company purchased and retired $39.0 million of its Senior Notes due 2007 for cash payments of $13.2 million and payments of Company common stock totaling 3.8 million shares, resulting in a pretax loss of $2.7 million.

      The indenture governing the Senior Notes due 2007 contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. The debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incurrence covenant in the indenture currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at January 3, 2004, on a working capital line of credit when combined with limitations in our Senior Notes due 2009, was a limit of approximately $77 million of which no more than approximately $57 million of cash borrowings could be secured debt. As of January 3, 2004, secured debt under this covenant was $18.4 million.

      The obligations under industrial revenue bonds are due in 2019 and 2029 with interest payable monthly at variable rates tied to short-term tax exempt rate indices, which averaged 1.1% during 2003. These obligations are collateralized by the underlying real property as well as letters of credit.

      In January 2003, CHB entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Under this facility, letter of credit fees range from 2.5% to 3.5% annually and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.5% to 3.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the credit facility is subject to a borrowing base calculated as percentages of eligible accounts receivable, inventory and fixed assets. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period as well as cash losses under wholesale repurchase obligations. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, property, plant, and equipment, cash and other assets. As of January 3, 2004, facility availability was $66.9 million, which was used in its entirety for letters of credit issued under the facility, there were no borrowings outstanding and the Company’s liquidity was $136 million, which was in excess of $35 million such that no other financial covenants were in effect.

      Upon completion of the $75 million credit facility during the first quarter of 2003, substantially all of the former fully cash collateralized letters of credit were terminated, resulting in the release to the Company of restricted cash totaling $49.8 million. Additionally, $9.6 million of cash deposits were released to the Company upon replacing cash collateral for surety bonds with letters of credit under the new credit facility.

      In April 2003, the Company completed an amendment and renewal of the $150 million warehouse facility that expired in April 2003 at a reduced size of $75 million. The warehouse facility was maintained for a consolidated third party special purpose entity to support the Company’s consumer finance operations. In July 2003, borrowings under the warehouse facility were substantially repaid through proceeds from the sale of loans. As discussed in Note 5, in the third quarter of 2003 the Company exited the consumer finance business. As a result, the warehouse facility was paid off and terminated during the third quarter of 2003.

      The Company has two floor plan facilities with total availability of $21 million of which $14 million was outstanding at January 3, 2004. Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate to the prime rate plus 1.5%, with a minimum rate of 6.0% for certain borrowings. One of these facilities for $15 million contains a covenant requiring the maintenance of a minimum of $35 million of liquidity, as defined in the $75 million revolving credit facility, at each fiscal month end. In the event of non-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of January 3, 2004, the Company had approximately $11.1 million outstanding under this facility and was in compliance with the covenant.

      Subsequent to January 3, 2004 through February 27, 2004, the Company purchased and retired $13.5 million of its Senior Notes due 2007 and $13.5 million of its Senior Notes due 2009 for payments of Company stock totaling 3.8 million shares, resulting in an estimated pretax loss of $3.2 million.

Note 9 — Redeemable Convertible Preferred Stock

      At January 3, 2004 redeemable convertible preferred stock consisted of Series C with a carrying value of $8.7 million and a redemption value of $8.75 million. The outstanding Series C preferred stock has a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock. The Series C is carried net of issuance costs, which are being amortized by charges to paid-in-capital over a period of two years through April 2004. The Series C preferred stock has a seven-year term expiring April 2, 2009. During 2003, the terms of the Series C preferred stock were amended to accelerate the modification of the conversion price to $5.66 and the preferred shareholder agreed to convert $16.25 million of the Series C preferred stock by March 12, 2003. Upon conversion, 2.9 million shares of common stock were issued. This amendment to the preferred stock terms was accounted for as an induced conversion, resulting in a charge to retained earnings of $3.5 million.

      In connection with the issuance of the Series C preferred stock in 2002, the Company issued to the preferred shareholder a warrant, which currently is exercisable based on approximately 2.2 million shares at a strike price of $10.77 per share. Annually, on April 2 of each year, the warrant strike price increases by $0.75 per share. The warrant expires on April 2, 2009 and is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise. During 2003, as a result of the increase in the Company’s common stock price, the Company recorded in SG&A charges of $3.3 million for the change in estimated fair value of this warrant.

      During 2003, the preferred shareholder redeemed $5.0 million of Series B-1 preferred stock for 0.9 million shares of the Company’s common stock. The holder of the preferred stock has the right to purchase an additional $12 million of Series B preferred stock until December 31, 2004. In February 2004, the preferred shareholder notified the Company of its intention to exercise the right to purchase an additional $12 million of preferred stock. This transaction is expected to close in March 2004.

Note 10 — Earnings per Share

      The Company’s potential dilutive securities consist of its outstanding stock options, deferred purchase price obligations, convertible preferred stock and warrants. Dilutive securities were not considered in determining the denominator for diluted earnings per share (“EPS”) in the three years presented because the effect on the net loss would have been antidilutive. The amount of potentially dilutive securities that were excluded from the determination of diluted EPS was 7 million shares in 2003, 11 million shares in 2002 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3 million shares in 2001. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	2003	2002	2001

	(In thousands)
Numerator
Net loss	$(103,084)	$(255,555)	$(27,888)
Plus: loss from discontinued operations	19,814	6,183	—
Less: preferred stock dividend	(728)	(1,857)	(500)
Less: charge to retained earnings for induced conversion of preferred stock	(3,488)	—	—

Loss from continuing operations available to common shareholders for basic and diluted EPS	(87,486)	(251,229)	(28,388)
Loss from discontinued operations available to common shareholders for basic and diluted EPS	(19,814)	(6,183)	—

Net loss available to common shareholders for basic and diluted EPS	$(107,300)	$(257,412)	$(23,388)

Denominator
Shares for basic and diluted EPS — weighted average shares outstanding	57,688	49,341	47,887

Note 11 — Shareholders’ Equity

      The Company has 120 million shares of common stock authorized. In addition, there are 5 million authorized shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board has the authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. At January 3, 2004 and December 28, 2002 the Company had 8,750 and 30,000 shares of cumulative convertible preferred stock, respectively, issued and outstanding. See Note 9.

      At January 3, 2004, the Company was obligated for a deferred purchase price liability totaling $10 million due in quarterly installments of $2 million without interest, and is payable, at the Company’s option, in cash or common stock. The four installments due in 2003 were paid by issuing 1.7 million shares of Champion common stock and using $1.4 million of cash. Subsequent to year end, the January 2004 installment was paid by issuing 276,000 shares of common stock.

Note 12 — Fair Value of Financial Instruments

      The Company estimates the fair value of its financial instruments in accordance with SFAS No. 107, “Disclosure About Fair Value of Financial Instruments.” The following methodologies and assumptions were used by the Company to estimate its fair value disclosures for financial instruments. Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. The estimated fair values of all financial instruments approximate book values due to the instruments’ short term maturities, except for the Company’s two issues of Senior Notes which were valued based upon trading activity and management’s estimates, and redeemable preferred stock which was based on redemption value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The book value and estimated fair value of the Company’s financial instruments are as follows:

	January 3, 2004		December 28, 2002

	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value

	(In thousands)
Cash and cash equivalents	$145,868	$145,868	$77,381	$77,381
Restricted cash	8,341	8,341	50,893	50,893
Floor plan payable	14,123	14,123	17,147	17,147
Senior Notes due 2009	113,715	108,029	170,000	102,000
Senior Notes due 2007	111,010	116,561	150,000	135,000
Other long-term debt	20,743	20,743	21,612	21,612
Redeemable convertible preferred stock	$8,689	$8,750	$29,256	$30,000

Note 13 — Contingent Liabilities

      As is customary in the manufactured housing industry, the majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at January 3, 2004 was estimated to be approximately $245 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Repurchase losses incurred on homes repurchased totaled $1.3 million in 2003, $1.3 million in 2002 and $3.9 million in 2001. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. During 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders.

      At January 3, 2004 the Company was contingently obligated for approximately $67.2 million under letters of credit, primarily comprised of $14.1 million to support insurance reserves, $18.4 million to support long-term debt, $27.7 million to secure surety bonds and $5.0 million to support an independent floor plan facility. Champion was also contingently obligated for $34.1 million under surety bonds, generally to support insurance and license and service bonding requirements. Approximately $37.6 million of the letters of credit and $20.8 million of the surety bonds support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.

      At January 3, 2004 certain of the Company’s subsidiaries were guarantors of $5.6 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

      The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of its business, in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business.

      Management believes the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Retirement Plans

      The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing one year of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees’ contributions. Company contributions vest when made. Amounts expensed under these plans were $3.4 million in 2003, $4.0 million in 2002 and $3.6 million in 2001.

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

      The following table summarizes the changes in outstanding stock options during the last three years:

		Weighted
	Number	average exercise
	of shares	price per share

	(In thousands)
Outstanding at December 30, 2000	5,463	$10.12
Granted	3,804	5.87
Exercised	(825)	6.57
Canceled or forfeited	(706)	11.37

Outstanding at December 29, 2001	7,736	8.29
Granted	1,339	5.82
Exercised	(241)	2.09
Canceled or forfeited	(1,274)	9.65

Outstanding at December 28, 2002	7,560	7.82
Granted	145	4.03
Exercised	(553)	3.76
Canceled or forfeited	(1,747)	9.12

Outstanding at January 3, 2004	5,405	$7.72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information regarding stock options outstanding at January 3, 2004:

	Options outstanding			Options exercisable

			Average		Average
Range of	Number of	Weighted	exercise price	Number of	exercise price
exercise prices	shares	average life	per share	shares	per share

	(In thousands)	(years)		(In thousands)
$2.48 - $5.00	2,637	4.3	$3.13	1,945	$3.11
$5.01 - $10.00	1,211	4.7	7.32	817	7.23
$10.01 - $15.00	786	3.6	10.90	427	11.21
$15.01 - $28.25	771	4.2	20.81	736	20.81

	5,405	4.3	$7.72	3,925	$8.17

      As of December 28, 2002 exercisable shares totaled 3,688,000 with a weighted average exercise price of $9.36 per share. As of December 29, 2001 exercisable shares totaled 2,594,000 with a weighted average exercise price of $11.32 per share.

      The number of shares issued through stock awards in 2003, 2002 and 2001 was 27,200, 10,000 and 75,000, respectively, with award date fair values per share of $2.30, $8.30 and $3.06, respectively. In 2003, 2002 and 2001, the Company granted 100,400 shares, 91,200 shares and 92,300 shares, respectively, of non-vested common stock, with grant date fair values per share of $2.86, $11.74 and $3.06, respectively. These grants are subject to a three-year cliff-vesting schedule, none of the shares were issued and grants totaling 160,550 shares were outstanding as of January 3, 2004.

      At January 3, 2004 there were 287,500 performance share awards outstanding. These shares will vest and be issued only if certain three-year performance targets are met for 2003 through 2005. There were 3.1 million, 3.8 million and 3.1 million shares reserved for stock-based compensation grants and awards at January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

Note 16 — Segment Information

      The Company operates principally in two segments in the manufactured housing industry: (1) manufacturing and (2) retail. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Manufacturing segment sales to the retail segment and related manufacturing profits are included with the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. General corporate expenses include the costs and equity method losses from development operations. In reconciling results by segment, the intercompany profit elimination represents the change in manufacturing segment gross profit in Champion-produced inventory at Company-owned retailers. The Company has foreign operations consisting of two manufacturing facilities in western Canada. For each of the last three years, the total sales and total assets of these Canadian operations were less than 4% of the Company’s consolidated totals.

      The Company evaluates the performance of its manufacturing and retail segments and allocates resources to them primarily based on earnings (loss) before interest, taxes, goodwill amortization and general corporate expenses (“EBITA”), excluding goodwill impairment charges.

      Reconciliations of segment sales to consolidated net sales, segment earnings (loss) to consolidated loss from continuing operations before income taxes, segment depreciation expense to consolidated depreciation expense and segment capital expenditures to consolidated capital expenditures in 2003, 2002 and 2001, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment assets to consolidated assets as of January 3, 2004, December 28, 2002 and December 29, 2001 were as follows:

	2003	2002	2001

	(In thousands)
Net sales
Manufacturing net sales	$981,254	$1,150,638	$1,296,315
Retail net sales	269,146	376,632	452,910
Less: intercompany	(109,686)	(156,704)	(201,000)

Consolidated net sales	$1,140,714	$1,370,566	$1,548,225

Loss from continuing operations before income taxes
Manufacturing EBITA	$7,253	$2,743	$54,131
Retail EBITA	(14,831)	(58,204)	(33,154)
General corporate expenses	(34,017)	(30,903)	(28,023)
Goodwill impairment charges	(34,183)	(97,000)	—
Gain on debt retirement	10,639	7,385	—
Intercompany profit elimination	3,216	6,460	—
Interest expense, net	(26,847)	(26,353)	(22,624)
Goodwill amortization	—	—	(11,618)

Consolidated loss from continuing operations before income taxes	$(88,770)	$(195,872)	$(41,288)

Total assets
Manufacturing	$268,001	$309,336	$356,557
Retail	77,294	132,682	302,542
Corporate and developments	189,858	236,010	214,672
Discontinued operations	68	59,513	—
Intercompany elimination	(6,921)	(9,450)	(15,619)

Consolidated total assets	$528,300	$728,091	$858,152

Depreciation expense
Manufacturing	$12,312	$15,912	$17,510
Retail	2,116	4,148	5,952
Corporate and developments	775	1,092	963

Consolidated depreciation expense	$15,203	$21,152	$24,425

Capital expenditures
Manufacturing	$4,056	$3,988	$3,741
Retail	631	1,137	2,468
Corporate and developments	1,458	938	763

Consolidated capital expenditures	$6,145	$6,063	$6,972

      For the year ended January 3, 2004, manufacturing EBITA included $20.7 million of charges for restructurings, $2.1 million of additional warranty expense for manufacturing facilities closed in prior years, and a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s largest independent retailer. Also, included in 2003 manufacturing results was a $4.1 million gain from the sale of idle facilities. Retail EBITA in 2003 included $9.3 million of restructuring charges incurred for the closure of 40 retail sales centers. See Note 2 for a description of the restructuring charges. General corporate expenses in 2003 included severance costs totaling $4.4 million related to the termination of certain executive officers and charges totaling $3.3 million for the change in estimated fair value of an outstanding common stock warrant for 2.2 million shares.

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

      All cash balances, deferred tax asset balances and refundable income tax balances are classified as corporate assets. Restricted cash balances of $8.3 million and $49.5 million at January 3, 2004 and December 28, 2002, respectively, are classified as corporate assets. Retail floor plan interest expense not included in retail segment EBITA totaled $1.4 million, $2.7 million and $8.3 million in 2003, 2002 and 2001, respectively.

Note 17 —	Leases

      Most of the Company’s retail sales locations, certain of its other facilities and certain manufacturing equipment are leased under terms that range from monthly to five years. Rent expense was $7.6 million in 2003, $11.2 million in 2002 and $14.3 million in 2001. Some of the real property leases have renewal options or escalation clauses.

      Future minimum lease payments under operating leases totaled $17.7 million at January 3, 2004 as follows: $4.2 million in 2004, $3.1 million in 2005, $2.6 million in 2006, $1.9 million in 2007, $0.5 million in 2008, and $5.4 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Accrued Product Warranty Obligations

      The following table summarizes the changes in accrued product warranty obligations during the last three years. A portion of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet.

Accrued
Warranty
Obligation

(In thousands)
Reserves at December 30, 2000	$56,469
Warranty expense provided	64,863
Cash warranty payments	(72,292)

Reserves at December 29, 2001	49,040
Warranty expense provided	66,014
Cash warranty payments	(65,415)

Reserves at December 28, 2002	49,639
Warranty expense provided	56,789
Cash warranty payments	(59,370)

Reserves at January 3, 2004	$47,058

Note 19 — Related Party Transactions

      Commencing July 2003, the Company engaged AlixPartners, LLC, a consulting firm, one of whose Principals, Albert A. Koch, currently serves as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. During 2003, the Company recorded expenses of $2.0 million and paid fees of $1.4 million to AlixPartners, LLC and AP Services, LLC, its affiliate, for services rendered, including the services of Mr. Koch. The firm has been engaged for various consulting projects, some of which are or were based on hourly fees and expenses and another for which fees are contingent upon results.

Note 20 — Non-cash Transactions

      In 2003, the Company purchased and retired $20.7 million of its Senior Notes due 2009 and $24.0 million of its Senior Notes due 2007 in exchange for 6.6 million shares of Company common stock. The accrued interest on these purchased Senior Notes was paid with 0.1 million shares of common stock. In 2003, the Company issued 1.7 million shares of common stock in payment of $6.6 million of deferred purchase price obligations.

      In 2002, the Company issued 1.2 million shares of common stock in payment of $6.0 million of deferred purchase price obligations and 0.1 million shares of common stock in payment of dividends on preferred stock totaling $0.8 million. In 2002, the Company sold its minority interest in its principal investment in manufactured housing developments in exchange for a note due in 2009 with a below market interest rate, and recorded the note at its estimated fair value of $4.6 million.

      In 2001, the Company issued 0.4 million shares of common stock in payment of $2.6 million of deferred purchase price obligations and 49,000 shares of common stock in payment of dividends on preferred stock totaling $0.5 million.

Note 21 — Subsidiaries’ Guaranty of Indebtedness

      Substantially all subsidiaries of CHB are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. In addition, CHB is a guarantor and substantially all its subsidiaries are guarantors of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JANUARY 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$241,626	$968,057	$40,717	$(109,686)	$1,140,714
Cost of sales	—	216,763	837,849	32,783	(113,100)	974,295

Gross margin	—	24,863	130,208	7,934	3,414	166,419
Selling, general and administrative expenses	3,300	52,504	122,138	5,558	198	183,698
Goodwill impairment charges	—	—	34,183	—	—	34,183
Restructuring charges	—	—	21,100	—	—	21,100
(Gain) loss on debt retirement	(13,282)	2,643	—	—	—	(10,639)

Operating income (loss)	9,982	(30,284)	(47,213)	2,376	3,216	(61,923)
Interest income	11,046	12,453	1,371	250	(23,499)	1,621
Interest expense	(11,046)	(15,555)	(25,347)	(19)	23,499	(28,468)

Income (loss) from continuing operations before income taxes	9,982	(33,386)	(71,189)	2,607	3,216	(88,770)
Income tax expense (benefit)	403	(9,521)	3,623	(5)	—	(5,500)

Income (loss) from continuing operations	9,579	(23,865)	(74,812)	2,612	3,216	(83,270)
Loss from discontinued operations	—	—	(12,108)	(5,549)	(2,157)	(19,814)

Income (loss) before equity in income (loss) of consolidated subsidiaries	9,579	(23,865)	(86,920)	(2,937)	1,059	(103,084)
Equity in income (loss) of consolidated subsidiaries	(113,722)	(89,857)	—	—	203,579	—

Net loss	$(104,143)	$(113,722)	$(86,920)	$(2,937)	$204,638	$(103,084)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JANUARY 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$129,072	$3,824	$12,972	$—	$145,868
Restricted cash	—	310	8,031	—	—	8,341
Accounts receivable, trade	—	5,952	13,229	892	(6,300)	13,773
Inventories	—	11,862	85,182	1,930	(150)	98,824
Other current assets	—	17,900	92,872	415	(92,862)	18,325

Total current assets	—	165,096	203,138	16,209	(99,312)	285,131

Property, plant and equipment, net	—	27,913	65,831	2,077	—	95,821
Goodwill	—	—	125,783	754	—	126,537
Investment in consolidated subsidiaries	18,441	315,730	110,039	6,866	(451,076)	—
Non-current assets of discontinued operations	—	—	68	—	—	68
Other non-current assets	1,095	9,067	1,809	8,772	—	20,743

	$19,536	$517,806	$506,668	$34,678	$(550,388)	$528,300

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$14,094	$29	$—	$14,123
Accounts payable	—	6,774	19,273	777	(100)	26,724
Accrued warranty obligations	—	10,926	28,858	774	—	40,558
Accrued volume rebates	—	9,580	19,841	1,872	—	31,293
Current liabilities of discontinued operations	—	—	3,177	(4)		3,173
Other current liabilities	1,078	138,008	48,764	685	(92,762)	95,773

Total current liabilities	1,078	165,288	134,007	4,133	(92,862)	211,644

Long-term liabilities
Long-term debt	113,715	118,444	13,309	—	—	245,468
Other long-term liabilities	3,300	34,417	9,659	134	—	47,510

	117,015	152,861	22,968	134	—	292,978

Intercompany balances	(113,635)	(41,151)	487,574	2,959	(335,747)	—
Redeemable convertible preferred stock	8,689	—	—	—	—	8,689
Shareholders’ equity
Common stock	65,470	1	59	4	(64)	65,470
Capital in excess of par value	125,386	613,336	273,160	34,740	(921,236)	125,386
Accumulated deficit	(184,467)	(372,529)	(411,100)	(6,875)	799,521	(175,450)
Accumulated other comprehensive income (loss)	—	—	—	(417)	—	(417)

Total shareholders’ equity	6,389	240,808	(137,881)	27,452	(121,779)	14,989

	$19,536	$517,806	$506,668	$34,678	$(550,388)	$528,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities	$(970)	$67,604	$(10,018)	$3,980	$816	$61,412

Net cash provided by (used for) discontinued operations	—	—	(501)	6,397	144	6,040

Cash flows from investing activities
Acquisitions	—	—	(3,882)	—	—	(3,882)
Additions to property, plant and equipment	—	(1,176)	(4,720)	(249)	—	(6,145)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(501)	—	(501)
Investments in and advances to consolidated subsidiaries	23,280	(40,700)	27,596	(9,216)	(960)	—
Proceeds on disposal of fixed assets	—	726	7,807	1,659	—	10,192

Net cash provided by (used for) investing activities	23,280	(41,150)	26,801	(8,307)	(960)	(336)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(2,670)	(354)	—	(3,024)
Decrease in other long-term debt	—	(113)	(584)	(69)	—	(766)
Payment of Senior Notes	(22,599)	(13,231)	—	—	—	(35,830)
Increase in deferred financing costs	—	(1,840)	—	—	—	(1,840)
(Increase) decrease in restricted cash	—	49,174	(7,291)	659	—	42,542
Common stock issued, net	1,390	—	—	—	—	1,390
Dividends paid on preferred stock	(1,101)	—	—	—	—	(1,101)

Net cash provided by (used for) financing activities	(22,310)	33,990	(10,545)	236	—	1,371

Net increase in cash and cash equivalents	—	60,444	5,737	2,306	—	68,487
Cash and cash equivalents at beginning of period	—	68,628	(1,913)	10,666	—	77,381

Cash and cash equivalents at end of period	$—	$129,072	$3,824	$12,972	$—	$145,868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$273,811	$1,218,753	$34,706	$(156,704)	$1,370,566
Cost of sales	—	248,585	1,063,948	28,047	(162,919)	1,177,661

Gross margin	—	25,226	154,805	6,659	6,215	192,905
Selling, general and administrative expenses	—	56,834	167,237	8,738	—	232,809
Goodwill impairment charge	—	—	97,000	—	—	97,000
Restructuring charges	—	10,400	26,800	2,800	—	40,000
Gain on debt retirement	(5,870)	—	—	(1,515)		(7,385)

Operating income (loss)	5,870	(42,008)	(136,232)	(3,364)	6,215	(169,519)
Interest income	13,771	2	1,202	423	(12,774)	2,624
Interest expense	(13,771)	(11,903)	(15,853)	(224)	12,774	(28,977)

Income (loss) from continuing operations, before income taxes	5,870	(53,909)	(150,883)	(3,165)	6,215	(195,872)
Income tax expense	2,230	1,100	49,970	200	—	53,500

Income (loss) from continuing operations	3,640	(55,009)	(200,853)	(3,365)	6,215	(249,372)
Income (loss) from discontinued operations	—	—	(7,524)	136	1,205	(6,183)

Income (loss) before equity in income (loss) of consolidated subsidiaries	3,640	(55,009)	(208,377)	(3,229)	7,420	(255,555)
Equity in income (loss) of consolidated subsidiaries	(266,615)	(204,959)	—	—	471,574	—

Net loss	$(262,975)	$(259,968)	$(208,377)	$(3,229)	$478,994	$(255,555)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$68,628	$(1,913)	$10,666	$—	$77,381
Restricted cash	—	31,041	750	659	—	32,450
Accounts receivable, trade	—	8,802	26,280	749	(7,200)	28,631
Inventories	—	10,677	100,028	2,377	(1,750)	111,332
Current assets of discontinued operations	—	—	345	1,670	—	2,015
Other current assets	—	80,742	87,407	1,197	(80,387)	88,959

Total current assets	—	199,890	212,897	17,318	(89,337)	340,768

Property, plant and equipment, net	—	30,435	93,696	2,998	—	127,129
Goodwill	—	—	160,223	1,113	—	161,336
Investment in consolidated subsidiaries	131,970	405,726	108,593	8,364	(654,653)	—
Restricted cash	—	18,443	—	—	—	18,443
Non-current assets of discontinued operations	—	—	8,749	46,448	2,301	57,498
Other non-current assets	1,949	9,435	2,621	8,912	—	22,917

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$16,764	$383	$—	$17,147
Accounts payable	—	8,529	27,230	1,394	(100)	37,053
Accrued warranty obligations	—	6,172	36,406	561	—	43,139
Accrued volume rebates	—	10,328	23,449	1,333	(100)	35,010
Current liabilities of discontinued operations	—	—	596	36,168	—	36,764
Other current liabilities	2,102	119,420	50,295	2,501	(80,287)	94,031

Total current liabilities	2,102	144,449	154,740	42,340	(80,487)	263,144

Long-term liabilities
Long-term debt	170,000	157,547	13,996	69	—	341,612
Other long-term liabilities	—	35,637	21,003	114	—	56,754

	170,000	193,184	34,999	183	—	398,366

Intercompany balances	(99,193)	(28,233)	462,564	609	(335,747)	—
Redeemable convertible preferred stock	29,256	—	—	—	—	29,256
Shareholders’ equity
Common stock	52,658	1	60	3	(64)	52,658
Capital in excess of par value	54,666	613,336	259,134	47,804	(920,274)	54,666
Accumulated deficit	(75,570)	(258,808)	(324,718)	(3,937)	594,883	(68,150)
Accumulated other comprehensive income (loss)	—	—	—	(1,849)	—	(1,849)

Total shareholders’ equity	31,754	354,529	(65,524)	42,021	(325,455)	37,325

	$133,919	$663,929	$586,779	$85,153	$(741,689)	$728,091

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities	$4,499	$(57,015)	$45,472	$6,449	$1,096	$501

Net cash used for discontinued operations	—	—	(14,680)	(11,814)	(1,096)	(27,590)

Cash flows from investing activities
Acquisitions	—	—	(3,500)	—	—	(3,500)
Additions to property, plant and equipment	—	(583)	(4,832)	(648)	—	(6,063)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(3,170)	—	(3,170)
Investments in and advances to consolidated subsidiaries	(65,426)	32,441	18,213	14,772	—	—
Proceeds on disposal of fixed assets	—	—	9,947	47	—	9,994

Net cash provided by (used for) investing activities	(65,426)	31,858	19,828	11,001	—	(2,739)

Cash flows from financing activities
Increase (decrease) in floor plan payable, net	—	—	(53,832)	60	—	(53,772)
Decrease in other long-term debt	—	(50)	(957)	(1,407)	—	(2,414)
Proceeds from Senior Notes	—	145,821	—	—	—	145,821
Purchase of Senior Notes	(23,750)	—	—	—	—	(23,750)
Increase in deferred financing costs	—	(2,253)	—	—	—	(2,253)
Increase in restricted cash	—	(49,484)	(750)	(11)	—	(50,245)
Preferred stock issued, net	23,810	—	—	—	—	23,810
Common stock issued, net	1,119	—	—	—	—	1,119
Dividends paid on preferred stock	(563)	—	—	—	—	(563)

Net cash provided by (used for) financing activities	616	94,034	(55,539)	(1,358)	—	37,753

Net increase (decrease) in cash and cash equivalents	(60,311)	68,877	(4,919)	4,278	—	7,925
Cash and cash equivalents at beginning of period	60,311	(249)	3,006	6,388	—	69,456

Cash and cash equivalents at end of period	$—	$68,628	$(1,913)	$10,666	$—	$77,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 29, 2001

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$295,261	$1,423,512	$30,452	$(201,000)	$1,548,225
Cost of sales	—	259,949	1,198,790	25,477	(201,000)	1,283,216

Gross margin	—	35,312	224,722	4,975	—	265,009
Selling, general and administrative expenses	—	49,051	217,344	8,378	—	274,773
Restructuring charges	—	1,000	7,900		—	8,900

Operating loss	—	(14,739)	(522)	(3,403)	—	(18,664)
Interest income	15,490	1	2,787	254	(15,811)	2,721
Interest expense	(15,490)	(218)	(24,944)	(504)	15,811	(25,345)

Loss before income taxes	—	(14,956)	(22,679)	(3,653)	—	(41,288)
Income tax benefit	—	(6,210)	(6,090)	(1,100)	—	(13,400)

Loss before equity in income (loss) of consolidated subsidiaries	—	(8,746)	(16,589)	(2,553)	—	(27,888)
Equity in income (loss) of consolidated subsidiaries	(27,888)	—	—	—	27,888	—

Net loss	$(27,888)	$(8,746)	$(16,589)	$(2,553)	$27,888	$(27,888)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CHAMPION ENTERPRISES, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 29, 2001

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by operating activities	$4,942	$11,691	$48,315	$3,040	$—	$67,988

Cash flows from investing activities
Acquisitions	—	—	(16,633)	—	—	(16,633)
Additions to property, plant and equipment	—	(1,158)	(5,292)	(522)	—	(6,972)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(3,226)	—	(3,226)
Investments in and advances to consolidated subsidiaries	(5,529)	(9,324)	14,804	49	—	—
Proceeds on disposal of fixed assets	—	—	2,341	—	—	2,341

Net cash used for investing activities	(5,529)	(10,482)	(4,780)	(3,699)	—	(24,490)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(42,988)	(291)	—	(43,279)
Increase (decrease) in other long-term debt	—	(45)	(665)	58	—	(652)
Preferred stock issued, net	18,464	—	—	—	—	18,464
Common stock issued, net	1,282	—	—	—	—	1,282

Net cash provided by (used for) financing activities	19,746	(45)	(43,653)	(233)	—	(24,185)

Net increase (decrease) in cash and cash equivalents	19,159	1,164	(118)	(892)	—	19,313
Cash and cash equivalents at beginning of period	41,152	(1,413)	3,124	7,280	—	50,143

Cash and cash equivalents at end of period	$60,311	$(249)	$3,006	$6,388	$—	$69,456

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts)
2003
Net sales
Manufacturing net sales	$209,197	$263,067	$260,997	$247,993	$981,254
Retail net sales	61,121	67,040	74,948	66,037	269,146
Less: intercompany	(27,521)	(34,454)	(25,011)	(22,700)	(109,686)
Consolidated net sales	242,797	295,653	310,934	291,330	1,140,714
Cost of sales	210,456	246,471	271,117	246,251	974,295
Selling, general and administrative expenses	48,663	43,219	50,052	41,764	183,698
Goodwill impairment charges	—	—	34,183	—	34,183
Restructuring charges	—	—	20,100	1,000	21,100
(Gain) loss on debt retirement	(6,703)	(7,130)	—	3,194	(10,639)
Operating income (loss)	(9,619)	13,093	(64,518)	(879)	(61,923)
Net interest expense	7,137	6,840	6,667	6,203	26,847
Pretax income (loss) from continuing operations	(16,756)	6,253	(71,185)	(7,082)	(88,770)
Income tax expense (benefits)	(2,700)	300	450	(3,550)	(5,500)
Income (loss) from continuing operations	(14,056)	5,953	(71,635)	(3,532)	(83,270)
Loss from discontinued operations	(7,369)	(2,926)	(9,461)	(58)	(19,814)
Net income (loss)	$(21,425)	$3,027	$(81,096)	$(3,590)	$(103,084)
Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$(0.33)	$0.09	$(1.25)	$(0.06)	$(1.52)
Loss from discontinued operations	(0.13)	(0.04)	(0.16)	—	(0.34)
Basic and diluted income (loss) per share	$(0.46)	$0.05	$(1.41)	$(0.06)	$(1.86)
Manufacturing homes sold	5,671	6,925	6,787	6,100	25,483
Retail new homes sold (including wholesaled homes)	777	821	1,014	820	3,432
Retail pre-owned homes sold	308	292	327	306	1,233
Manufacturing multi-section mix	84%	85%	83%	86%	84%
Manufacturing facilities at period end	36	34	34	30	30
Retail sales centers at period end	118	115	80	78	78

      Certain amounts have been reclassified to conform to current period presentation.

      See Note 2, “Restructuring Charges,” for discussion of restructuring charges.

      See Note 3, “Goodwill,” for discussion of goodwill impairment charges.

      The Company recorded a $3.3 million tax benefit in the first quarter of 2003 as a result of tax refunds received from the filing of the 2002 federal income tax return exceeding the estimate made as of December 28, 2002. In the fourth quarter of 2003, the Company recorded tax benefits of $3.7 million as a result of federal tax audits completed in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts)
2002
Net sales
Manufacturing net sales	$266,652	$313,699	$302,052	$268,235	$1,150,638
Retail net sales	80,125	96,607	105,356	94,544	376,632
Less: intercompany	(40,400)	(48,800)	(33,818)	(33,686)	(156,704)
Consolidated net sales	306,377	361,506	373,590	329,093	1,370,566
Cost of sales	261,868	301,300	329,342	285,151	1,177,661
Selling, general and administrative expenses	58,238	65,793	57,448	51,330	232,809
Goodwill impairment charges	—	97,000	—	—	97,000
Restructuring charges	—	4,900	31,600	3,500	40,000
Gain on debt retirement	—	(5,870)	—	(1,515)	(7,385)
Operating loss	(13,729)	(101,617)	(44,800)	(9,373)	(169,519)
Net interest expense	4,817	7,046	7,201	7,289	26,353
Pretax loss from continuing operations	(18,546)	(108,663)	(52,001)	(16,662)	(195,872)
Income tax expense (benefits)	(6,700)	89,400	(15,400)	(13,800)	53,500
Loss from continuing operations	(11,846)	(198,063)	(36,601)	(2,862)	(249,372)
Loss from discontinued operations	—	(1,228)	(2,334)	(2,621)	(6,183)
Net loss	$(11,846)	$(199,291)	$(38,935)	$(5,483)	$(255,555)
Basic and diluted loss per share:
Loss from continuing operations	$(0.25)	$(4.08)	$(0.75)	$(0.07)	$(5.09)
Loss from discontinued operations	—	(0.02)	(0.05)	(0.05)	(0.13)
Basic and diluted loss per share	$(0.25)	$(4.10)	$(0.80)	$(0.12)	$(5.22)
Manufacturing homes sold	7,745	9,124	8,411	7,180	32,460
Retail new homes sold (including wholesaled homes)	1,194	1,430	1,648	1,734	6,006
Retail pre-owned homes sold	347	376	410	277	1,410
Manufacturing multi-section mix	82%	80%	82%	85%	82%
Manufacturing facilities at period end	47	46	39	37	37
Retail sales centers at period end	242	208	144	118	118

      In 2002, the Company recorded a deferred tax asset valuation allowance of $101.5 million ($120.0 million in the second quarter, $2.9 million in the third quarter and a reduction in the allowance of $21.4 million in the fourth quarter).

      Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of Champion Enterprises, Inc.

      Our audits of the consolidated financial statements referred to in our report dated February 13, 2004, except for Notes 8 and 9, as to which the date is February 27, 2004, appearing in the 2003 Annual Report to Shareholders of Champion Enterprises, Inc. (which report and consolidated financial statements appear in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

February 13, 2004, except for Notes 8 and 9, as to which the date is February 27, 2004

CHAMPION ENTERPRISES, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions		Balance at
	beginning	charged to	Payment or	end of
	of period	expense	amortization	period

	(In thousands)
Fiscal year ended January 3, 2004:
Deferred tax asset valuation allowance	$102,300	$29,700	$—	$132,000
Allowance for loan losses	$1,071	$—	$(1,071)	$—
Fiscal year ended December 28, 2002:
Deferred tax asset valuation allowance	$—	$102,300	$—	$102,300
Allowance for loan losses	$—	$1,096	$(25)	$1,071

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company, filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
3.2	Amendment to Restated Articles of Incorporation of the Company, filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.
3.3	Article III of the Company’s Restated Articles of Incorporation (increasing number of authorized shares of capital stock), included in the Company’s Amendment to Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 1997 and incorporated herein by reference.
3.4	Certificate of Correction to Articles of Incorporation of the Company, filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
3.5	Bylaws of the Company as amended through December 2, 2003.
4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA (formerly The First National Bank of Chicago), as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, successor to Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
4.6	Supplemental Indenture dated as of March 15, 2002 between the Company, A-1 Champion GP, Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.7	Supplemental Indenture dated as of August 7, 2002 among the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.8	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., the Company, the Subordinated Subsidiary Guarantors, and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.9	Supplemental Indenture dated as of January 31, 2003, among Moduline Industries (Canada) Ltd., the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit No.	Description

4.10	Registration Rights Agreement dated as of April 28, 1999 between the Company; Credit Suisse First Boston Corporation; Donaldson, Lufkin & Jenrette Securities Corporation; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.11	Indenture dated as of April 22, 2002 among Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.
4.12	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.13	Supplemental Indenture dated as of January 31, 2003 among Moduline Industries (Canada) Ltd., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.14	Registration Rights Agreement dated as of April 22, 2002 among Champion Home Builders Co. and Credit Suisse First Boston Corporation and First Union Securities, as Initial Purchasers, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.
4.15	Agreement, dated as of June 29, 2001, between the Company, and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8 — K dated July 9, 2001 and incorporated herein by reference.
4.16	Agreement, dated as of March 29, 2002, between the Company and Fletcher International, Ltd., filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.17	Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of the Company, dated July 3, 2001, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.
4.18	First Amended and Restated Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated April 2, 2002, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.19	Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated April 2, 2002, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.20	First Amended and Restated Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated January 31, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 10, 2003 and incorporated herein by reference.
4.21	Amended and Restated Warrant Certificate dated as of February 17, 2003 between the Company and Fletcher International, Ltd., filed as Exhibit 4.21 to the Company’s Annual Report on form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.1	*1993 Management Stock Option Plan, as amended and restated as of December 3, 2002, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.2	*1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.
10.3	*First Amendment to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.

Exhibit No.	Description

10.4	*Second Amendment dated April 28, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.5	*Third Amendment dated October 27, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.6	*Fourth Amendment dated April 27, 1999 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10.7	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.8	*Amendment to the Management Stock Purchase Plan.
10.9	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.10	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference
10.11	*Amendment to the Corporate Officer Stock Purchase Plan.
10.12	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.13	*2000 Stock Compensation Plan for Nonemployee Directors, as amended and restated effective December 18, 2002, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.14	*Fourth Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors.
10.15	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.
10.16	*Letter Agreement dated June 30, 2003 between the Company and AP Services, LLC, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 3, 2003 and incorporated herein by reference.
10.17	Letter Agreement dated June 30, 2003 between the Company and AlixPartners, LLC, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 3, 2003 and incorporated herein by reference.
10.18	*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.19	*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.20	*Change in Control Severance Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.21	*Employment and Noncompetition Agreement dated January 8, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.22	*Letter Agreement dated September 11, 1998 between the Company and M. Mark Cole, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.23	Lease dated June 30, 1997 between Southern Showcase Housing, Inc., a subsidiary of the Company, and MMG Investments LLC, filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.

Exhibit No.	Description

10.24	Amendment dated July 1, 1998 to Lease dated June 30, 1997 between Southern Showcase Housing, Inc. and MMG Investments LLC, filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
10.25	*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.
10.26	*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
10.27	*Change in Control Severance Agreement dated March 3, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
10.28	*Amendment to Change in Control Severance Agreement dated February 18, 1999 between the Company and John J. Collins, Jr., filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.29	*Change in Control Severance Agreement dated July 11, 1997 between the company and Bobby J. Williams, filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.30	*Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 2, 1990 and incorporated herein by reference.
10.31	*Amendment dated August 31, 1995 to the Letter Agreement dated April 27, 1990 between the Company and Walter R. Young, filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10.32	*Resignation, Release and Settlement Agreement dated August 27, 2003 between the Company and Walter R. Young filed as Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2003 and incorporated herein by reference.
10.33	Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court (formerly University Drive), Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.
10.34	First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court, Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
10.35	Loan and Security Agreement dated as of January 17, 2003 by and among Congress Financial Corporation (Central), as Agent, Wachovia Bank, National Association, as Documentation Agent, the financial institutions from time to time party thereto, as Lenders, and Champion Home Builders Co., as Borrower, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated by reference.
10.36	First Amendment dated February 17, 2004 to the Loan and Security Agreement.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer dated February 27, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004.
31.2	Certification of Chief Financial Officer dated February 27, 2004, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004.

Exhibit No.	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated February 27, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2004.
99.1	Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

      Champion Enterprises, Inc. will, for a nominal charge, provide a copy of any of the above exhibits to any shareholder upon written request addressed to the Investor Relations Department, Champion Enterprises, Inc., 2701 Cambridge Court, Suite 300, Auburn Hills, Michigan 48326.