Form 10-Q
period 2004-04-03
CHAMPION ENTERPRISES INC
filed 2004-04-30
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended April 3, 2004

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

     70,433,454 shares of the registrant’s $1.00 par value Common Stock were outstanding as of April 20, 2004.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited
	Three Months Ended
	April 3,	March 29,
	2004	2003
Net sales	$237,085	$242,797
Cost of sales	202,484	210,456

Gross margin	34,601	32,341
Selling, general and administrative expenses	36,423	48,663
Mark-to-market charge for common stock warrant	5,100	—
Loss (gain) on debt retirement	3,226	(6,703)

Operating loss	(10,148)	(9,619)
Interest income	340	547
Interest expense	(5,371)	(7,684)

Loss from continuing operations before income taxes	(15,179)	(16,756)
Income tax expense (benefit)	300	(2,700)

Loss from continuing operations	(15,479)	(14,056)
Income (loss) from discontinued operations, net of taxes	1,156	(7,369)

Net loss	$(14,323)	$(21,425)

Basic and diluted loss per share:
Loss from continuing operations	$(0.23)	$(0.33)
Income (loss) from discontinued operations	0.02	(0.13)

Basic and diluted loss per share	$(0.21)	$(0.46)

Weighted shares for basic and diluted EPS	68,103	54,525

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	April 3, 2004	January 3, 2004
ASSETS
Current assets
Cash and cash equivalents	$117,580	$145,868
Restricted cash	6,631	8,341
Accounts receivable, trade	32,153	13,773
Inventories	112,467	98,824
Other current assets	18,047	18,325

Total current assets	286,878	285,131
Property, plant and equipment	225,911	224,807
Less-accumulated depreciation	131,347	128,986

	94,564	95,821
Goodwill	126,522	126,537
Non-current assets of discontinued operations	22	68
Other non-current assets	19,949	20,743

	$527,935	$528,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payable	$13,597	$14,123
Accounts payable	33,278	26,724
Accrued warranty obligations	38,851	40,558
Accrued volume rebates	27,319	31,293
Accrued compensation and payroll taxes	14,342	17,400
Accrued self-insurance	31,083	31,189
Current liabilities of discontinued operations	1,652	3,173
Other current liabilities	47,913	47,184

Total current liabilities	208,035	211,644
Long-term liabilities
Long-term debt	212,631	245,468
Other long-term liabilities	52,777	47,510

	265,408	292,978
Contingent liabilities (Note 8)
Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 21 shares and 9 shares issued and outstanding, respectively	20,750	8,689
Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 70,094 and 65,470 shares issued and outstanding, respectively	70,094	65,470
Capital in excess of par value	154,130	125,386
Accumulated deficit	(189,933)	(175,450)
Accumulated other comprehensive income (loss)	(549)	(417)

Total shareholders’ equity	33,742	14,989

	$527,935	$528,300

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Three Months Ended
	April 3,	March 29,
	2004	2003
Cash flows from operating activities
Loss from continuing operations	$(15,479)	$(14,056)
Adjustments to reconcile loss from continuing operations to net cash used for operating activities:
Depreciation and amortization	2,985	4,273
Loss (gain) loss on debt retirement	3,226	(6,703)
Mark-to-market charge for common stock warrant	5,100	—
Gain on disposal of fixed assets	(25)	(990)
Increase/decrease
Accounts receivable	(18,380)	(9,568)
Refundable income taxes	277	—
Inventories	(13,643)	(10,667)
Cash collateral deposits	—	9,600
Accounts payable	6,554	3,143
Accrued liabilities	(7,413)	(5,090)
Other, net	1,795	1,495

Net cash used for continuing operating activities	(35,003)	(28,563)

Cash flows from discontinued operations
Income (loss) from discontinued operations	1,156	(7,369)
(Increase) decrease in net assets of discontinued operations	(1,521)	1,456

Net cash used for discontinued operations	(365)	(5,913)

Cash flows from investing activities
Additions to property, plant and equipment	(1,880)	(1,200)
Acquisition deferred purchase price payments	—	(2,500)
Investments in and advances to unconsolidated subsidiaries	(58)	(202)
Proceeds on disposal of fixed assets	223	3,842

Net cash used for investing activities	(1,715)	(60)

Cash flows from financing activities
(Decrease) increase in floor plan payable, net	(526)	30
Decrease in long-term debt	(5,888)	(146)
Purchase of Senior Notes	—	(20,554)
Increase in deferred financing costs	—	(1,783)
Decrease in restricted cash	1,710	50,229
Preferred stock issued, net	12,000	—
Common stock issued, net	1,611	300
Dividends paid on preferred stock	(112)	(482)

Net cash provided by financing activities	8,795	27,594

Net decrease in cash and cash equivalents	(28,288)	(6,942)
Cash and cash equivalents at beginning of period	145,868	77,381

Cash and cash equivalents at end of period	$117,580	$70,439

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statement of Shareholders’ Equity
Unaudited Three Months Ended April 3, 2004
(In thousands)

					Accumulated
	Common stock		Capital in excess of	Accumulated	other comprehensive		Total comprehensive
	Shares	Amount	par value	deficit	income (loss)	Total	income (loss)
Balance at January 3, 2004	65,470	$65,470	$125,386	$(175,450)	$(417)	$14,989
Net loss	—	—	—	(14,323)	—	(14,323)	$(14,323)
Preferred stock dividends	—	—	—	(160)	—	(160)
Stock options and benefit plans	496	496	1,137	—	—	1,633
Amortization of preferred stock issuance costs	—	—	(61)	—	—	(61)
Issuance for acquisition deferred purchase price payments	276	276	1,724	—	—	2,000
Issuance for purchase and retirement of debt	3,852	3,852	25,944	—	—	29,796
Foreign currency translation adjustments	—	—	—	—	(132)	(132)	(132)

Balance at April 3, 2004	70,094	$70,094	$154,130	$(189,933)	$(549)	$33,742	$(14,455)

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Notes to Consolidated Financial Statements
(Unaudited)

1.	The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature except for the loss recorded in the first quarter of 2004 and the gain in the first quarter of 2003 related to the partial retirement of Senior Notes due 2007 and 2009 discussed in Note 6, the mark-to-market charge recorded in the first quarter of 2004 related to the change in estimated fair value of a common stock warrant discussed in Note 7 and the charge to retained earnings related to the induced conversion of the Series C Preferred Stock recorded in the first quarter 2003 and discussed in Note 7. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of January 3, 2004 was derived from audited financial statements.

The Company exited its consumer finance business in 2003 and as a result that segment has been reported as discontinued operations for all periods presented.

For a description of significant accounting policies used by Champion Enterprises, Inc. (“the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

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

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(In thousands, except per share amounts)
Net loss – as reported	$(14,323)	$(21,425)
Net loss – pro forma	(14,460)	(22,144)
Basic and diluted loss per share – as reported	(0.21)	(0.46)
Basic and diluted loss per share – pro forma	(0.21)	(0.48)
Stock-based employee compensation expense, net of related tax effects – as reported	145	86
Stock-based employee compensation expense, net of related tax effects – pro forma	$282	$805

2.	The following table provides information regarding activity for restructuring reserves recorded in previous periods.

	Three Months Ended April 3, 2004
	2003	Prior
	Closures	Closures
	(In thousands)
Balance at beginning of year	$4,280	$3,793
Cash payments:
Warranty costs	(434)	(232)
Other closing costs	(383)	(153)
Reversals credited to earnings:
Other closing costs	(64)	(29)

Balance at end of quarter	$3,399	$3,379

Period end balance comprised of:
Warranty costs	$2,156	$3,004
Other closing costs	1,243	375

	$3,399	$3,379

Warranty costs are expected to be paid over a three-year period after the closures. Other closing costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures. Other closing costs credited to earnings during the quarter ending April 3, 2004 consisted of adjustments to accruals for employee severance and lease terminations.

3.	The provisions for income taxes (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss from continuing operations as a result of the following differences:

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(In thousands)
Statutory U.S. tax rate	$(5,300)	$(5,900)
Increase in rate resulting from:
Deferred tax valuation allowance	5,300	2,900
State taxes, net of federal tax effect	100	—
Other	200	300

Total income tax provision (benefit)	$300	$(2,700)

The Company currently provides a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback of net operating losses. The Company has no taxable income available during this carryback period and, as a result, any net operating losses incurred in 2004 and 2003 generate tax loss carryforwards that will be available to offset certain future taxable income. The effective tax rates for the three months ended April 3, 2004 and March 29, 2003 differ from the 35% federal statutory rate primarily because of this 100% valuation allowance for deferred taxes partially offset by a $3.0 million tax benefit, in 2003, for a reduction in the valuation allowance, as discussed below.

The amount of net deferred tax assets, the 100% valuation allowance and the expected tax refund related to the 2002 federal income tax return were estimated at December 28, 2002 based on year-end estimates of the tax deductibility of certain costs and charges. Upon completion and filing of the 2002 federal income tax return in April 2003, the Company received tax refunds totaling $63.5 million in the second quarter of 2003. These refunds exceeded, by approximately $3.0 million, the estimate made as of December 28, 2002, resulting in a $3.0 million tax benefit which was recorded in the first quarter of 2003.

4.	A summary of inventories by component follows:

	April 3,	January 3,
	2004	2004
	(In thousands)
New manufactured homes	$49,221	$42,547
Raw materials	29,521	25,953
Work-in-process	7,476	6,204
Other inventory	26,249	24,120

	$112,467	$98,824

Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

5.	The Company’s manufacturing operations generally provide retail homebuyers with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the three months ended April 3, 2004. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

Accrued Warranty
Obligations
(In thousands)
Reserves at January 3, 2004	$47,058
Warranty expense provided	12,564
Cash warranty payments	(14,271)

Reserves at April 3, 2004	$45,351

6.	Long-term debt by component consisted of the following:

	April 3,	January 3,
	2004	2004
	(In thousands)
7.625% Senior Notes due 2009	$100,215	$113,715
11.25% Senior Notes due 2007	97,510	111,010
Obligations under industrial revenue bonds	12,430	18,145
Other debt	2,476	2,598

	$212,631	$245,468

During the three months ended April 3, 2004 the Company purchased and retired $13.5 million of the Senior Notes due 2009 and $13.5 million of the Senior Notes due 2007 in exchange for Company common stock totaling 3.9 million shares, resulting in a pretax loss of $3.2 million. Also during the first quarter of 2004, the Company paid off a $5.7 million obligation under an industrial revenue bond. During the three months ended March 29, 2003, the Company purchased and retired $12.9 million of its Senior Notes due 2009 and $15.0 million of the Senior Notes due 2007 for cash payments of $20.6 million, resulting in a pretax gain of $6.7 million.

In January 2003, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Under this facility, letter of credit fees range from 2.5% to 3.5% annually on letters of credit issued and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.5% to 3.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the credit facility is subject to a borrowing base calculated as percentages of eligible accounts receivable, inventory and fixed assets. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period as well as cash losses under wholesale repurchase obligations. In addition, the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, property, plant, and equipment, cash and other assets. As of April 3, 2004, facility availability was $61.0 million, which was used in its entirety for letters of credit issued under the facility, there were no borrowings outstanding and the Company’s liquidity was $110 million, which was in excess of $35 million such that no financial covenants were in effect.

The Company has two floor plan facilities with total availability of $21 million of which $13.6 million was outstanding at April 3, 2004. A $15 million floor plan financing facility contains a covenant requiring the maintenance of a minimum of $35 million of liquidity, as defined in the facility, at each fiscal month end. In the event of non-compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of April 3, 2004, the Company had approximately $10.1 million outstanding under this facility and was in compliance with the covenant.

7.	During the first quarter of 2004, the preferred shareholder exercised its right to purchase $12 million of Series B-2 preferred stock. At April 3, 2004 redeemable convertible preferred stock consisted of $8.75 million of Series C and $12 million of Series B-2 with mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Both Series have a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock.

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

In connection with the issuance of the Series C preferred stock in 2002, the Company issued to the preferred shareholder a warrant, which is currently exercisable based on approximately 2.2 million shares at a strike price of $11.52 per share. Annually, on April 2 of each year, the warrant strike price increases by $0.75 per share. The warrant expires on April 2, 2009 and is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise. During the first quarter of 2004, as a result of the increase in the Company’s common stock price, the Company recorded a $5.1 million mark-to-market charge for the change in estimated fair value of this warrant.

8.	As is customary in the manufactured housing industry, the majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at April 3, 2004 was estimated to be approximately $230 million, without reduction for the resale value of the homes. This amount compares to approximately $245 million at the beginning of the year and approximately $260 million a year earlier. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Repurchase losses incurred on homes repurchased totaled $0.1 million for the three months ended April 3, 2004 and $0.3 million for the three months ended March 29, 2003. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. During the second quarter of 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to the Company for a longer period of time.

At April 3, 2004 the Company was contingently obligated for approximately $61.4 million under letters of credit, primarily comprised of $14.1 million to support insurance reserves, $12.6 million to support long-term debt, $27.7 million to secure surety bonds and $5.0 million to support floor plan facilities of independent retailers. Champion was also contingently obligated for $34.1 million under surety bonds, generally to support insurance and license and service bonding requirements. Approximately $26.7 million of the letters of credit and $20.8 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At April 3, 2004 certain of the Company’s subsidiaries were guarantors of $5.6 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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

9.	The Company’s potentially dilutive securities consist of outstanding stock options, deferred purchase price obligations, convertible preferred stock and warrants. Dilutive securities were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect on the net loss would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(In thousands)
Numerator
Net loss	$(14,323)	$(21,425)
Less: income from discontinued operations	(1,156)	—
Plus: loss from discontinued operations	—	7,369
Less: preferred stock dividend	(160)	(286)
Less: charge to retained earnings for induced conversion of preferred stock	—	(3,488)

Loss from continuing operations available to common shareholders for basic and diluted EPS	(15,639)	(17,830)
Income (loss) from discontinued operations available to common shareholders for basic and diluted EPS	1,156	(7,369)

Net loss available to common shareholders for basic and diluted EPS	$(14,483)	$(25,199)

Denominator
Shares for basic and diluted EPS - weighted average shares outstanding	68,103	54,525

10.	The Company evaluates the performance of its manufacturing and retail segments based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”). Reconciliations of segment sales to consolidated net sales and segment earnings (loss) to consolidated loss from continuing operations before income taxes follow:

	Three Months Ended
	April 3,	March 29,
	2004	2003
	(In thousands)
Net sales
Manufacturing	$209,856	$209,197
Retail	49,829	61,121
Less: intercompany	(22,600)	(27,521)

Consolidated net sales	$237,085	$242,797

Loss from continuing operations before income taxes
Manufacturing EBIT	$4,654	$(6,846)
Retail EBIT	(253)	(2,683)
General corporate expenses	(6,023)	(7,272)
Mark-to-market charge for common stock warrant	(5,100)	—
(Loss) gain on debt retirement	(3,226)	6,703
Interest expense, net	(5,031)	(7,137)
Intercompany eliminations	(200)	479

Loss from continuing operations before income taxes	$(15,179)	$(16,756)

Retail floor plan interest expense not charged to retail EBIT totaled $0.3 million for the three months ended

April 3, 2004 and $0.4 million for the three months ended March 29, 2003.

11.	In 2003 the Company exited its consumer finance business. Income from discontinued operations for the quarter ended April 3, 2004 consisted primarily of a favorable adjustment from the settlement of remaining contractual obligations. Loss from discontinued operations for the three months ended March 29, 2003 consisted primarily of a $5.4 million charge to value its finance loans receivable at the lower of cost or market as well as operating losses.

12.	Commencing July 2003, the Company engaged AlixPartners, LLC, a consulting firm, one of whose Principals, Albert A. Koch, currently serves as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. During the first quarter of 2004, the Company recorded expenses of $0.4 million and paid fees of $0.7 million to AlixPartners, LLC and AP Services, LLC, its affiliate, for services rendered, including the services of Mr. Koch. The firm has been engaged for various consulting projects, some of which are or were based on hourly fees and expenses and another for which fees are contingent upon results.

13.	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practice, entities were included in consolidated financial statements generally based on controlling voting interests or in other special situations. Under this Interpretation, certain previously unconsolidated entities (often referred to as “special purpose entities”) will be included in the consolidated financial statements of the “primary beneficiary” as a result of non-voting financial interests, which are established through contractual or other means. For variable interest entities created after January 31, 2003, this Interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation is effective beginning with the Company’s fiscal 2004 first quarter. The adoption of Interpretation No. 46 by the Company in the first quarter of 2004 had no material impact on the Company’s financial statements for the quarter ended April 3, 2004.

14.	During the first quarter of 2004, the Company purchased and retired $13.5 million of its Senior Notes due 2009 and $13.5 million of its Senior Notes due 2007 in exchange for 3.9 million shares of Company common stock. In addition, the Company issued 276,000 shares of common stock in payment of $2.0 million of deferred purchase price obligations.

During the first quarter of 2003, the Company issued 642,000 shares of common stock in payment of $2.0 million of deferred purchase price obligations.

15.	Substantially all subsidiaries of CHB are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. In addition, CHB is a guarantor and substantially all of its subsidiaries are guarantors of the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.

Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100%-owned and the guarantees are full and unconditional, as well as joint and several, for the Senior Notes due 2009 and for the Senior Notes due 2007. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (“Parent”) and CHB, as parents, as if they accounted for their subsidiaries on the equity method; (ii) the guarantor subsidiaries, and (iii) the non-guarantor subsidiaries.

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended April 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$59,495	$191,154	$9,036	$(22,600)	$237,085
Cost of sales	—	52,920	164,635	7,329	(22,400)	202,484

Gross margin	—	6,575	26,519	1,707	(200)	34,601
Selling, general and administrative expenses	—	4,042	30,952	1,429	—	36,423
Mark-to-market charge for common stock warrant	5,100	—	—	—	—	5,100
Loss on debt retirement	462	2,696	68	—	—	3,226

Operating income (loss)	(5,562)	(163)	(4,501)	278	(200)	(10,148)
Interest income	2,068	1,970	321	19	(4,038)	340
Interest expense	(2,068)	(2,974)	(4,366)	(1)	4,038	(5,371)

Income (loss) from continuing operations before income taxes	(5,562)	(1,167)	(8,546)	296	(200)	(15,179)
Income tax expense	—	50	50	200	—	300

Income (loss) from continuing operations	(5,562)	(1,217)	(8,596)	96	(200)	(15,479)
Income (loss) from discontinued operations	—	—	1,168	(12)	—	1,156

Income (loss) before equity in income (loss) of consolidated subsidiaries	(5,562)	(1,217)	(7,428)	84	(200)	(14,323)
Equity in income (loss) of consolidated subsidiaries	(8,561)	(7,344)	—	—	15,905	—

Net income (loss)	$(14,123)	$(8,561)	$(7,428)	$84	$15,705	$(14,323)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of April 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$102,503	$1,738	$13,293	$46	$117,580
Restricted cash	—	6,422	209	—	—	6,631
Accounts receivable, trade	—	10,702	27,248	1,103	(6,900)	32,153
Inventories	—	13,776	95,800	2,641	250	112,467
Other current assets	—	9,072	101,208	524	(92,757)	18,047

Total current assets	—	142,475	226,203	17,561	(99,361)	286,878

Property, plant and equipment, net	—	27,518	65,023	2,023	—	94,564
Goodwill	—	—	125,783	739	—	126,522
Investment in consolidated subsidiaries	12,562	310,840	104,904	6,865	(435,171)	—
Non-current assets of discontinued operations	—	—	22	—	—	22
Other non-current assets	917	3,875	6,239	8,718	200	19,949

	$13,479	$484,708	$528,174	$35,906	$(534,332)	$527,935

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$13,597	$—	$—	$13,597
Accounts payable	—	8,017	23,503	1,712	46	33,278
Accrued warranty obligations	—	7,422	30,615	814	—	38,851
Accrued volume rebates	—	7,294	17,991	2,134	(100)	27,319
Current liabilities of discontinued operations	—	—	1,652	—	—	1,652
Other current liabilities	2,977	118,984	63,392	502	(92,517)	93,338

Total current liabilities	2,977	141,717	150,750	5,162	(92,571)	208,035

Long-term liabilities
Long-term debt	100,215	104,944	7,472	—	—	212,631
Other long-term liabilities	8,400	22,845	21,201	131	200	52,777

	108,615	127,789	28,673	131	200	265,408

Intercompany balances	(144,875)	(17,045)	494,688	3,117	(335,885)	—
Redeemable convertible preferred stock	20,750	—	—	—	—	20,750
Shareholders’ equity
Common stock	70,094	1	59	4	(64)	70,094
Capital in excess of par value	154,130	613,336	273,070	34,832	(921,238)	154,130
Accumulated deficit	(198,212)	(381,090)	(419,066)	(6,791)	815,226	(189,933)
Accumulated other comprehensive income (loss)	—	—	—	(549)	—	(549)

Total shareholders’ equity	26,012	232,247	(145,937)	27,496	(106,076)	33,742

	$13,479	$484,708	$528,174	$35,906	$(534,332)	$527,935

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used for) operating activities	$7,042	$(25,489)	$(16,941)	$199	$186	$(35,003)

Net cash used for discontinued operations	—	—	(353)	(12)	—	(365)

Cash flows from investing activities
Additions to property plant and equipment	—	(422)	(1,385)	(73)	—	(1,880)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(58)	—	(58)
Investments in and advances to consolidated subsidiaries	(20,541)	5,454	14,976	251	(140)	—
Proceeds on disposal of fixed assets	—	—	180	43	—	223

Net cash provided by (used for) investing activities	(20,541)	5,032	13,771	163	(140)	(1,715)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(497)	(29)	—	(526)
Decrease in other long-term debt	—	—	(5,888)	—	—	(5,888)
Decrease (increase) in restricted cash	—	(6,112)	7,822	—	—	1,710
Preferred stock issued, net	12,000	—	—	—	—	12,000
Common stock issued, net	1,611	—	—	—	—	1,611
Dividends paid on preferred stock	(112)	—	—	—	—	(112)

Net cash provided by (used for) financing activities	13,499	(6,112)	1,437	(29)	—	8,795

Net increase (decrease) in cash and cash equivalents	—	(26,569)	(2,086)	321	46	(28,288)
Cash and cash equivalents at beginning of period	—	129,072	3,824	12,972	—	145,868

Cash and cash equivalents at end of period	$—	$102,503	$1,738	$13,293	$46	$117,580

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended March 29, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$49,142	$213,140	$8,515	$(28,000)	$242,797
Cost of sales	—	45,025	186,264	7,167	(28,000)	210,456

Gross margin	—	4,117	26,876	1,348	—	32,341
Selling, general and administrative expenses	—	10,878	36,540	1,245	—	48,663
Gain on debt retirement	(5,425)	(1,278)	—	—	—	(6,703)

Operating income (loss)	5,425	(5,483)	(9,664)	103	—	(9,619)
Interest income	3,106	2,993	526	89	(6,167)	547
Interest expense	(3,106)	(3,982)	(6,750)	(13)	6,167	(7,684)

Income (loss) from continuing operations before income taxes	5,425	(6,472)	(15,888)	179	—	(16,756)
Income tax expense (benefit)	—	—	(3,000)	300	—	(2,700)

Income (loss) from continuing operations	5,425	(6,472)	(12,888)	(121)	—	(14,056)
Income (loss) from discontinued operations	—	—	(6,878)	576	(1,067)	(7,369)

Income (loss) before equity in income (loss) of consolidated subsidiaries	5,425	(6,472)	(19,766)	455	(1,067)	(21,425)
Equity in income (loss) of Consolidated subsidiaries	(25,783)	(19,311)	—	—	45,094	—

Net income (loss)	$(20,358)	$(25,783)	$(19,766)	$455	$44,027	$(21,425)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of January 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$129,072	$3,824	$12,972	$—	$145,868
Restricted cash	—	310	8,031	—	—	8,341
Accounts receivable, trade	—	5,952	13,229	892	(6,300)	13,773
Inventories	—	11,862	85,182	1,930	(150)	98,824
Other current assets	—	17,900	92,872	415	(92,862)	18,325

Total current assets	—	165,096	203,138	16,209	(99,312)	285,131

Property, plant and equipment, net	—	27,913	65,831	2,077	—	95,821
Goodwill	—	—	125,783	754	—	126,537
Investment in consolidated subsidiaries	18,441	315,730	110,039	6,866	(451,076)	—
Non-current assets of discontinued operations	—	—	68	—	—	68
Other non-current assets	1,095	9,067	1,809	8,772	—	20,743

	$19,536	$517,806	$506,668	$34,678	$(550,388)	$528,300

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$14,094	$29	$—	$14,123
Accounts payable	—	6,774	19,273	777	(100)	26,724
Accrued warranty obligations	—	10,926	28,858	774	—	40,558
Accrued volume rebates	—	9,580	19,841	1,872	—	31,293
Current liabilities of discontinued operations	—	—	3,177	(4)	—	3,173
Other current liabilities	1,078	138,008	48,764	685	(92,762)	95,773

Total current liabilities	1,078	165,288	134,007	4,133	(92,862)	211,644

Long-term liabilities
Long-term debt	113,715	118,444	13,309	—	—	245,468
Other long-term liabilities	3,300	34,417	9,659	134	—	47,510

	117,015	152,861	22,968	134	—	292,978

Intercompany balances	(113,635)	(41,151)	487,574	2,959	(335,747)	—
Redeemable convertible preferred stock	8,689	—	—	—	—	8,689
Shareholders’ equity
Common stock	65,470	1	59	4	(64)	65,470
Capital in excess of par value	125,386	613,336	273,160	34,740	(921,236)	125,386
Accumulated deficit	(184,467)	(372,529)	(411,100)	(6,875)	799,521	(175,450)
Accumulated other comprehensive income (loss)	—	—	—	(417)	—	(417)

Total shareholders’ equity	6,389	240,808	(137,881)	27,452	(121,779)	14,989

	$19,536	$517,806	$506,668	$34,678	$(550,388)	$528,300

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 29, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used for) continuing operating activities	$5,115	$4,419	$(37,806)	$(232)	$(59)	$(28,563)

Net cash used for discontinued operations	—	—	(2,317)	(3,655)	59	(5,913)

Cash flows from investing activities
Acquisition deferred purchase price payments	—	—	(2,500)	—	—	(2,500)
Additions to property, plant and equipment	—	(146)	(1,054)	—	—	(1,200)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(202)	—	(202)
Investments in and advances to consolidated subsidiaries	2,390	(45,417)	42,211	816	—	—
Proceeds on disposal of fixed assets	—	—	2,242	1,600	—	3,842

Net cash provided by (used for) investing activities	2,390	(45,563)	40,899	2,214	—	(60)

Cash flows from financing activities
Increase (decrease) in floor plan payable, net	—	—	106	(76)	—	30
Decrease in other long-term debt	—	—	(103)	(43)	—	(146)
Purchase of Senior Notes	(7,323)	(13,231)	—	—	—	(20,554)
Increase in deferred financing costs	—	(1,783)	—	—	—	(1,783)
Decrease in restricted cash	—	49,174	550	505	—	50,229
Common stock issued, net	300	—	—	—	—	300
Dividends paid on preferred stock	(482)	—	—	—	—	(482)

Net cash provided by (used for) financing activities	(7,505)	34,160	553	386	—	27,594

Net increase (decrease) in cash and cash equivalents	—	(6,984)	1,329	(1,287)	—	(6,942)
Cash and cash equivalents at beginning of period	—	68,628	(1,913)	10,666	—	77,381

Cash and cash equivalents at end of period	$—	$61,644	$(584)	$9,379	$—	$70,439

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations
Three Months Ended April 3, 2004
versus the Three Months Ended March 29, 2003

Overview

     We are a leading producer of manufactured housing in the U.S. As of April 3, 2004, we operated 30 homebuilding facilities in 14 states and two provinces in western Canada. At April 3, 2004, our manufactured homes were sold through 78 Company-owned sales centers in 21 states, through approximately 2,400 independent sales centers across the U.S. and western Canada and directly to an estimated 500 builders and developers. Approximately 760 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network.

     Our results for the first quarter of 2004 showed improvements in the manufacturing and retail segments as compared to results in the first quarter of 2003, largely as a result of our restructuring actions in 2003 and prior years to eliminate under-performing operations and rationalize our operations and capacity for industry conditions. Since the industry downturn began in mid-1999, we have closed and consolidated 38 manufacturing facilities, including seven in 2003. Since mid-2000 we have closed 276 retail sales locations, including 40 in 2003.

     During the quarter ended April 3, 2004, we continued to focus on improving our financial position and reducing debt. During the quarter we purchased and retired $27.0 million of our Senior Notes in exchange for payments of our common stock totaling 3.9 million shares, resulting in a net pretax loss of $3.2 million and also paid off a $5.7 million industrial revenue bond.

     Although our loss from continuing operations in the first quarter of 2004 increased by $1.4 million over the first quarter of 2003, manufacturing and retail segment income improved by $11.5 million and $2.4 million, respectively, and net interest expense was reduced by $2.1 million. First quarter 2004 results were adversely affected by a $5.1 million mark-to-market charge related to our outstanding common stock warrant and by the loss on debt retirement of $3.2 million versus a gain of $6.7 million in the first quarter of 2003.

     During the first quarter of 2004, our sales and operating results continued to be affected by challenging industry conditions including limited availability of consumer financing and floor plan inventory financing and high sales levels of homes repossessed from consumers. Industry retail sales and manufacturing shipments of new homes declined as a result of reduced levels of available financing and the high number of repossessed homes that were in the market. According to data reported by the Institute for Building Technology and Safety, U.S. industry manufacturing shipments of HUD code homes for the first two months of 2004 declined 12.5% from shipments in the comparable 2003 period. U.S. industry manufacturing shipments of HUD code homes in the full year of 2003 were 62% lower than in 1999.

     The industry’s U.S. manufacturing shipments and retail sales of new homes in 2004 are expected to suffer from the factors described above. We expect our manufacturing and retail sales volumes and margins to continue to be affected until competitively priced consumer financing is more readily available, consumer repossession levels decline and retail sales of new homes increase. We are focusing on matching our manufacturing capacity and number of Company-owned retail sales centers to industry conditions, improving or eliminating under-performing manufacturing facilities and retail sales centers, improving independent and Company-owned retailer inventory turnover, rewarding independent retailers for retail selling of homes purchased from our manufacturers and promoting sound business practices at our independent retailers. We are seeking additional sources of consumer lending for our retailers. We also seek to expand our manufacturers’ distribution network. We continually review our manufacturing capacity and the number and locations of Company-owned retail sales centers and will make further adjustments as deemed necessary.

Consolidated Results

	Three Months Ended
	April 3,	March 29,	%
	2004	2003	Change
	(Dollars in millions)
Net sales
Manufacturing	$209.9	$209.2	—
Retail	49.8	61.1	(18%)
Less: Intercompany	(22.6)	(27.5)

Total net sales	$237.1	$242.8	(2%)

Gross margin	$34.6	$32.4	7%
Selling, general and administrative expenses (“SG&A”)	36.4	48.7	(25%)
Mark to market charge for common stock warrant	5.1	—
Loss (gain) on debt retirement	3.2	(6.7)

Operating loss	$(10.1)	$(9.6)	(5%)

As a percent of sales
Gross margin	14.6%	13.3%
SG&A	15.4%	20.0%
Operating loss	(4.3%)	(4.0%)

          Net sales for the quarter ended April 3, 2004 decreased from the comparable period in 2003 due primarily to operating fewer retail sales centers and manufacturing facilities and decreasing manufacturing and retail sales volumes, partially offset by sales price increases in both segments. At April 3, 2004, we were operating 30 manufacturing facilities and 78 sales centers compared to 36 manufacturing facilities and 118 sales centers at March 29, 2003. Sales in the first three months of 2004 and 2003 were affected by industry conditions including limited availability of consumer financing and floor plan inventory financing and continuing high sales levels of consumer repossessions.

          Gross margin for the three months ended April 3, 2004 increased $2.2 million from the comparable quarter of 2003, due primarily to reduced manufacturing overhead costs resulting from the closure of under-performing plants in 2003, partially offset by lower retail gross margin from lower retail sales.

          First quarter of 2004 SG&A declined by $12.3 million or 25% versus the first quarter of 2003 primarily due to the operation of 17% fewer manufacturing facilities and 34% fewer sales centers.

          During the first quarter of 2004, a $5.1 million mark-to-market charge was recorded for the change in estimated fair value of an outstanding common stock warrant for 2.2 million shares as a result of a $4.04 increase in our common stock price.

          Also during the first quarter of 2004, operating results included a loss on extinguishment of debt totaling $3.2 million for the purchase and retirement of $13.5 million of Senior Notes due 2009 and $13.5 million of Senior Notes due 2007 in exchange for 3.9 million shares of Company common stock. During the first quarter of 2003, we purchased and retired $12.9 million of Senior Notes due 2009 and $15.0 of Senior Notes due 2007 for cash totaling approximately $20.6 million resulting in a gain of $6.7 million.

Manufacturing Operations

          We evaluate the performance of our manufacturing segment based on earnings (loss) before interest, income taxes and general corporate expenses (“EBIT”).

	Three Months Ended
	April 3,	March 29,	%
	2004	2003	Change
Net sales (in millions)	$209.9	$209.2	—
EBIT (in millions)	$4.7	$(6.8)	168%
EBIT margin %	2.2%	(3.3%)
Homes sold	5,005	5,671	(12%)
Floors sold	9,724	10,718	(9%)
Multi-section mix	87%	84%
Average home price	$40,500	$35,500	14%
Manufacturing facilities at period end	30	36	(17%)

          Manufacturing net sales for the quarter ended April 3, 2004 increased slightly compared to the first quarter of 2003 resulting from a 14% increase in the average home selling price partially offset by selling 12% fewer homes. We were operating 17% fewer manufacturing facilities at the end of the first quarter of 2004 versus 2003. For the quarter ended April 3, 2004, our shipments of HUD code homes declined 18% and our shipments of non-HUD code homes, consisting primarily of modular and Canadian code homes, increased by 34% as compared to shipments in the first quarter of 2003. Year-to-date manufacturing sales volume was affected by operating fewer manufacturing facilities, a reduced number of Company-owned retail sales centers and industry conditions, including the effects of limited availability of consumer financing and floor plan inventory financing and high sales levels of homes repossessed from consumers. Average manufacturing selling prices increased in the 2004 first quarter as compared to the year ago quarter as a result of selling a greater proportion of multi-section homes and modular homes and to offset rising material costs.

          Manufacturing EBIT in the first quarter of 2004 increased by $11.5 million over the first quarter of 2003 on comparable sales while operating seven fewer plants. Manufacturing gross margin improved by $5.7 million primarily due to reduced manufacturing overhead costs resulting from the closure of under-performing plants in 2003. Manufacturing SG&A was reduced by $5.8 million due to operating fewer plants in 2004, and inclusion of a $3.2 million charge in 2003 to increase repurchase reserves offset partially by a 2003 gain of $0.9 million from the sale of a closed facility.

          Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at April 3, 2004 totaled approximately $50 million at the 30 plants operated, compared to $33 million at 36 plants at March 29, 2003.

Retail Operations

We evaluate the performance of our retail segment based on EBIT.

	Three Months Ended
	April 3,	March 29,	%
	2004	2003	Change
Net sales (in millions)	$49.8	$61.1	(18%)
EBIT (in millions)	$(0.3)	$(2.7)	91%
EBIT margin %	(0.5%)	(4.4%)
New homes sold	482	777	(38%)
Pre-owned homes sold	304	308	(1%)
Total homes sold	786	1,085	(28%)
% Champion-produced new homes sold	91%	97%
New home multi-section mix	92%	83%
Average new home price	$93,500	$72,400	29%
Average number of new homes sold per sales center per month	2.1	2.2	(5%)
Average number of total homes sold per sales center per month	3.4	3.1	10%
Average number of new homes in inventory per sales center at period end	13.2	13.1
Sales centers at period end	78	118	(34%)

          Retail sales for the quarter ended April 3, 2004 decreased 18% versus the comparable period last year due to operating fewer sales centers, partially offset by a higher average selling price per home. During the quarter, we operated an average of 78 sales centers, 34% lower than the average of 118 sales centers operated in the first quarter of 2003. The average number of total homes sold per sales center improved as the increase in sales of pre-owned homes more than offset the slight decrease in sales of new homes. The 29% increase in average new home selling price resulted from the sale of a greater proportion of larger, higher-priced multi-section homes, including modular homes, and homes with more add-ons, improvements and amenities. Additionally, our retail operations have increased selling prices to offset increasing prices from the manufacturers due to rising material costs.

          Retail EBIT for the three months ended April 3, 2004 improved by $2.4 million compared to the same period in 2003 primarily due to reduced SG&A from operating fewer sales centers in 2004 partially offset by less gross profit on reduced sales.

Discontinued Operations

          In 2003 we exited our consumer finance business. Income from discontinued operations for the quarter ended April 3, 2004 consisted primarily of a favorable adjustment from the settlement of remaining contractual obligations. Losses for the three months ended March 29, 2003 consisted primarily of a $5.4 million charge to value our finance loans receivable at the lower of cost or market as well as operating losses.

Interest Expense

          Interest expense decreased by $2.3 million for the three months ended April 3, 2004 versus the comparable period in 2003 due to reduced debt outstanding under our Senior Notes due 2007 and 2009 as a result of debt retirement in 2004 and 2003.

Income Taxes

          We currently provide a 100% valuation allowance for our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback of net operating losses. We have no taxable income available during this period and, as a result, any net operating losses incurred in 2004 and 2003 will become tax loss carryforwards that will be available to offset certain future taxable income. The effective tax rate for the three months ended April 3, 2004 differed from the 35% federal statutory rate primarily because of this 100% valuation allowance for deferred taxes which offsets any deferred tax benefits resulting from tax loss carryforwards in the period.

          During the quarter ended March 29, 2003, a tax benefit of $3.0 million was recorded for the related reduction in the 100% valuation allowance resulting from refunds totaling $63.5 million exceeding the estimate made as of December 28, 2002 by approximately $3.0 million.

Contingent Repurchase Obligations

          We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative inventory financing sources, this estimate of our contingent repurchase obligation may not be precise. At April 3, 2004 we estimate our contingent repurchase obligation was approximately $230 million, without reduction for the resale value of the homes. As of April 3, 2004, our largest independent retailer, a nationwide retailer, had approximately $12.1 million of inventory subject to repurchase for up to 30 months from date of invoice. As of April 3, 2004 our next 24 largest independent retailers had an aggregate of approximately $40.9 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $0.7 million to $5.4 million per retailer. For the three months ended April 3, 2004, we paid $0.4 million to repurchase 13 homes and recorded related losses of $0.1 million. In the same period last year, we paid $1.7 million and incurred losses of $0.3 million related to the repurchase of 48 homes. Our estimated contingent repurchase obligation has declined during the industry downturn due to reduced sales and inventory at our independent retailers and due to an estimated 55% of independent retailer inventory being financed away from the primary national floor plan lenders. We do not always enter into repurchase agreements with these alternative floor plan lenders. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. During the second quarter of 2003, we agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to certain floor plan lenders resulting in a slightly higher repurchase exposure to us for a longer period of time.

Liquidity and Capital Resources

          Unrestricted cash balances totaled $117.6 million at April 3, 2004. For the three months ended April 3, 2004, net cash of $35.0 million was used for operating activities, including $25.4 million used to increase working capital. During the quarter, accounts receivable increased by $18.4 million, inventories increased by $13.6 million and accounts payable increased by $6.6 million as a result of typical seasonal factors in our business leading into the beginning of our traditionally stronger selling months. Cash provided during the quarter included $12.0 million from issuance of convertible preferred stock, $1.6 million from stock option exercises and $1.7 million from decreases in restricted cash balances. Cash uses during the quarter included $1.9 million for capital expenditures and $5.9 million to reduce long-term debt, primarily for paying off an industrial revenue bond. Also during the quarter we purchased and retired $13.5 million of our Senior Notes due 2009 and $13.5 million of our Senior Notes due 2007 in exchange for 3.9 million shares of the Company’s common stock.

          We have a committed $75 million revolving credit facility for letters of credit and general corporate purposes which expires in January 2006. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. As of April 3, 2004, facility availability was $61.0 million which was entirely used for letters of credit. We expect to continue to utilize availability under this facility principally for letters of credit. The facility contains financial covenants that are required in the event that our liquidity, as defined, falls below $35 million. These covenants include required earnings, as defined, of $45.2 million and a required ratio of earnings to fixed charges, as defined, of 1.0 to 1 for each 12 month period ending on a fiscal quarter. For the 12 months ended April 3, 2004, our earnings, as defined, were $4.6 million and our ratio of earnings to fixed charges was 0.1 to 1. At April 3, 2004 our liquidity, as defined, was $110.2 million, which was in excess of $35 million such that these financial covenants were not in effect. We expect over the next 12 months to maintain liquidity at or in excess of the $35 million threshold. Thus, while our operating results may continue to be below the required levels of earnings and ratios of earnings to fixed charges, these covenant requirements are not expected to be in effect.

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

          The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at April 3, 2004, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $79 million of which no more than approximately $79 million of cash borrowings could be secured debt.

          We have two floor plan facilities with total availability of $21 million, of which $13.6 million was outstanding at April 3, 2004. A $15 million floor plan financing facility contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the facility, at each fiscal month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of April 3, 2004, we had approximately $10.1 million outstanding under this facility and were in compliance with the covenant.

          We expect to spend less than $10 million in 2004 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term.

          Contingent liabilities and obligations

          We had significant contingent liabilities and obligations at April 3, 2004, including estimated wholesale repurchase obligations totaling approximately $230 million (without reduction for the resale value of the homes), surety bonds and letters of credit totaling $95.5 million and guarantees by certain of our consolidated subsidiaries of $5.6 million of debt of unconsolidated subsidiaries.

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

          Summary of liquidity and capital resources

          At April 3, 2004, our unrestricted cash balances totaled $117.6 million and we had unused availability of

$7.4 million under our two floor plan facilities and no unused availability under our $75 million credit facility. Total cash available from these sources was approximately $125 million. In the first quarter of 2004, continuing operating activities used cash of $35.0 million, and cash used for capital expenditures was $1.9 million. Currently, we expect annual cash flow from operating activities for 2004 and 2005 to be adequate to fund the operations and capital expenditures of the Company. Annual capital expenditures are currently expected to be less than $10 million in 2004 and 2005. In addition, we have less than $2 million of scheduled cash payments for debt due in the remainder of 2004 and 2005. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses through 2005. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

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

     Warranty Reserves

          Our manufacturing operations generally provide the retail homebuyer with a twelve-month warranty. Estimated warranty costs are accrued as cost of sales at the time of sale. Our warranty reserve is based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the twelve-month warranty period, and the historical average costs incurred to service a home. Significant changes in these factors could have a material adverse impact on future operating results.

     Property, Plant and Equipment

          The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling prices, appraised values or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Additionally, we use estimates of fair market values to establish impairment reserves for permanently closed facilities that are held for sale. Past evaluations of closed facilities have resulted in significant impairment charges. Significant changes in these estimates and assumptions could result in additional impairment charges in the future.

     Income Taxes: Deferred Tax Assets and Income Tax Refunds

          Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” We incurred pretax losses in 2000 through 2003. Additionally, the manufactured housing industry continues to be challenged by limited availability of consumer and floor plan financing and high industry consumer repossession levels resulting in a continued decline in manufacturing shipments. We currently have a 100% valuation allowance against our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

     Goodwill

          We test for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We evaluate each reporting unit’s fair value versus its carrying value annually as of the end of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit’s fair value, we calculate the present value of future cash flows based on forecasted sales volumes, the number of retail sales centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. Past evaluations of goodwill have resulted in significant impairment charges. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future.

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

Impact of Recently Issued Accounting Pronouncements

          For information regarding the impact of recently issued accounting pronouncements, see Note 13 of “Notes to Consolidated Financial Statements” in Item 1 of this Report.

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

     As discussed in Note 6 of the “Notes to Consolidated Financial Statements” in Item 1 of this Report, we have a significant amount of debt outstanding, which consists primarily of long-term debt. This indebtedness could, among other things:

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

     General industry conditions — As a result of the continued downturn in the manufactured housing industry, we have experienced a decline in sales and incurred operating losses and costs for the closures or consolidations of operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions continue to deteriorate, our sales could decline further and our operating results and cash flows could suffer.

     Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments and retail sales, tightened consumer credit standards, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability. We estimate approximately half of the industry retail sales locations and manufacturing facilities have closed since mid-1999 as a result of these industry conditions. Since the beginning of the industry downturn, we have closed a significant number of homebuilding facilities and retail sales locations in an attempt to return to profitability. Since 2000, we have reported significant net losses including goodwill impairment charges, a valuation allowance of 100% of our deferred tax assets and restructuring charges, which are each discussed in more detail in Item 7 of our Form 10-K for 2003. If the current downturn in the industry continues, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

     Common stock and Senior Notes values — Our common stock price has been volatile and may continue to be volatile given current industry and economic conditions. Our Senior Notes have traded at significant discounts to face value and may in the future trade at discounts.

     Our Company’s closing common stock price was $27.38 on December 31, 1998, before the industry downturn began in mid-1999. The trading value per share of our stock has ranged from $1.65 to $11.47 during 2003 and the first three months of 2004. Additionally, our two issuances of Senior Notes have traded at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact the market prices of our common stock and Senior Notes in the future.

     Fluctuations in operating results — The cyclical and seasonal nature of the manufactured housing market has caused our sales and operating results to fluctuate. We expect these fluctuations to continue in the future, which could result in operating losses during downturns.

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

     In addition, the manufactured housing industry is affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of the foregoing factors, our sales and operating results fluctuate, and we expect that they will continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical and seasonal downturns in the manufactured housing market.

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

     The poor performance of portfolios of manufactured housing consumer loans in recent years has made it more difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market. As a result, consumer finance companies have curtailed their industry lending and many have exited the manufactured housing market. Additionally, the industry has seen certain traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing.

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

     Independent retailers of our manufactured homes generally finance their inventory purchases with floor plan financing provided by lending institutions. The number of floor plan lenders and their lending limits affect the availability of wholesale financing to retailers. During the past five years several major national floor plan lenders have exited the industry or curtailed their floor plan operations. The remaining floor plan lenders or new floor plan lenders entering the industry may change the terms of their loans as compared to previously available terms for such floor plan loans. These changes could include higher interest rates, lower advance rates, earlier or more significant principal payments or longer repurchase periods for the manufacturers. In addition, weaker retailers may not qualify for floor plan financing at all. Reduced availability of floor plan lending or tighter floor plan terms may affect our independent retailers’ inventory levels of new homes, the number of retail sales centers and related wholesale demand. Retail sales to consumers at our independent retailers could also be affected by reduced retail inventory levels or a reduced number of sales centers. As a result, we could experience manufacturing sales declines or a higher level of retailer defaults and our operating results and cash flows could suffer.

     Contingent liabilities – We have, and will continue to have, significant contingent wholesale repurchase obligations and other contingent obligations, some of which could become actual obligations that we must satisfy.

We may incur losses under these wholesale repurchase obligations or be required to fund these or other contingent obligations that would reduce our cash flows.

     In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at April 3, 2004 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 2 of this Report and in Item 7 of our Form 10-K for 2003. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

     At April 3, 2004, we also had contingent debt obligations related to surety bonds and letters of credit. In addition, we had guarantees by certain of our consolidated subsidiaries of debt of unconsolidated subsidiaries. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 2 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

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

     We have a significant amount of surety bonds representing collateral for our self-insurance programs and for general operating purposes. We are required to provide collateral in support of our surety bond programs in the form of letters of credit. For additional detail and information concerning the amounts of our surety bonds and letters of credit, see Note 8 of “Notes to Consolidated Financial Statements” in Item 1 of this Report. If our current surety bond provider were to terminate these programs, we would seek alternative providers. The inability to retain our current provider or obtain alternative bonding sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

     Competition – The manufactured housing industry is very competitive. If we are unable to effectively compete, our growth could be limited, our sales could decline and our operating results and cash flows could suffer.

     The manufactured housing industry is highly competitive at both the manufacturing and retail levels, with competition based, among other things, on price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce manufactured homes in our markets. A number of our manufacturing competitors also have captive retail distribution systems and consumer finance operations. In addition, there are many independent manufactured housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that it is relatively easy for new retailers to enter our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and manufacturing shipments could be reduced. As a result, our sales could decline and our operating results and cash flows could suffer.

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

     We have a $75 million revolving credit facility to use for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require us, only in the event that our liquidity, as defined, falls below $35 million, to maintain certain levels of earnings, as defined, and certain ratios of earnings to fixed charges, as defined in the agreement. In addition, the facility contains covenants that limit our ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem our common stock. For additional detail and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 2 of this Report.

     One of our floor plan financing facilities contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the facility, at each month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the related debt to become immediately due and payable. For additional detail and discussion concerning this facility and the amounts outstanding under this facility see “Liquidity and Capital Resources” in Item 2 of this Report.

     If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity. If our debt were to be accelerated, our assets might not be sufficient to repay our debt in full.

     Potential Dilution – Outstanding preferred stock that is convertible into common stock and redeemable for common stock (and in some cases, at our option, for cash), a warrant to acquire common stock, a deferred purchase price obligation that is payable, at our option, in cash or common stock, and other potential capital or debt reduction transactions could result in potential dilution and impair the price of our common stock.

     At April 3, 2004 there was $8.75 million of Series C preferred stock outstanding, which is convertible into common stock at a rate of $5.66 per share, and $12 million of Series B-2 preferred stock outstanding, which is convertible into common stock at a rate of $7.92 per share. The Series C and B-2 preferred stock have mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Our preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

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

     We have a warrant outstanding which is exercisable based on approximately 2.2 million shares of common stock at a strike price currently of $11.52 per share. The warrant strike price increases annually in April by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

     As of April 3, 2004, we had $8 million of a deferred purchase price obligation which is payable in quarterly installments of $2 million through January 3, 2005. Quarterly installments may be made in cash or shares of common stock, at our option. The number of shares to be issued in any quarterly payment depends on the market value of the common stock. As a result, assuming we elected to pay any quarterly installment in shares of common stock, as we have in the past, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases.

     In a series of transactions during the fourth quarter of 2003 and the first quarter of 2004, we purchased and retired $71.7 million of our Senior Notes due 2007 and 2009 in exchange for 10.4 million shares of our common stock.

     To the extent that the preferred shareholder elects to convert or redeem the preferred stock into common stock, or we elect to make dividend payments on preferred stock or the deferred purchase price obligation payments in common stock, or we reduce debt obligations through the issuance of common shares, our then existing common shareholders would experience dilution in their percentage ownership interests. The additional shares of common stock that could be available for sale upon conversion or redemption of the preferred stock, as dividends on the preferred stock, in payment of the deferred purchase price obligation, or in payment of our outstanding debt, may have a negative impact on the market price of our common stock. In addition, sale of substantial amounts of our common stock in the public market by the preferred shareholder, the recipients of the deferred purchase price payments, or the exchangers of Senior Notes, or the perception that these sales might occur, could depress the price of our common stock. Such selling shareholders may determine the timing, structure and terms of any disposition of our common stock, all of which could affect the market price of our common stock.

     We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness, the terms of which may result in additional potential dilution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Our floor plan borrowings and obligations under industrial revenue bonds are subject to variable rates of interest based on the U.S. prime interest rate, short-term tax exempt rate indices and LIBOR, respectively. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.3 million, assuming average related debt of $26.0 million, the amount of outstanding borrowings at April 3, 2004.

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the quarter ended April 3, 2004, there were no changes in our internal control over financial reporting which materially affected, or would have been reasonably likely to have materially affected, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

          On January 5, 2004 and April 5, 2004 we issued 275,996 shares and 193,047 shares of our common stock, respectively, in connection with each of the $2.0 million quarterly installment payments under convertible promissory notes issued June 21, 2001. These notes represent a deferred purchase price obligation of the Company. Although these shares of common stock were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, such shares of common stock have been registered for resale under the Securities Exchange Act of 1933, pursuant to effective registration statements.

          On March 2, 2004, we completed the sale of 12,000 shares of Series B-2 Cumulative Convertible Preferred Stock to Fletcher International, Ltd. (“Fletcher”), an accredited investor, in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The sale was pursuant to the exercise by Fletcher of its right to purchase $12 million of preferred stock under an agreement dated as of June 29, 2001, by and between Fletcher and the Company. The Series B-2 preferred stock is convertible into our common stock at a rate of $7.92 per share through the mandatory redemption date of July 3, 2008. The aggregate purchase price for this preferred stock was $12 million and the proceeds will be used for general corporate purposes.

Item 5. Other Information

          On June 30, 2003, in connection with the appointment of Albert A. Koch as Chairman of the Board, President and Chief Executive Officer, the Company entered into a letter agreement with AP Services, LLC, pursuant to which AP Services provides interim management services to the Company, including the services of Mr. Koch. Also on June 30, 2003, the Company entered into a letter agreement with AlixPartners, LLC, pursuant to which AlixPartners provided financial and operational consulting services to the Company. These agreements were approved by all of the independent members of the Board. Mr. Koch is a Principal of AlixPartners, LLC.

          The Board has formed a review committee comprised solely of independent directors to (i) review, oversee and monitor the services provided to the Company by AP Services and AlixPartners pursuant to the June 30, 2003 agreements or under other Board approved agreements; (ii) review, monitor and approve invoices for services provided by either AP Services or AlixPartners under Board approved agreements; (iii) review and make recommendations to the full Board concerning any proposals for additional services to the Company by AP Services or AlixPartners; (iv) review, monitor and take appropriate action concerning any questions or issues that may arise in connection with services provided by AP Services or AlixPartners; and (v) make regular reports to the Board concerning the performance and progress of AP Services and AlixPartners under all such Board approved agreements.

          In addition to the two June 30, 2003 agreements, the Board has approved five agreements for AlixPartners to provide additional services and programs to the Company. The fees for four of these agreements are based on hourly rates and expenses and the fees for the other are contingent upon savings from that program. These agreements were reviewed and approved by the independent review committee and subsequently approved by the independent members of the Board. These agreements are being monitored by the independent review committee. The Company may consider entering into other agreements with AP Services or AlixPartners. In all such cases, those agreements will go through the same independent review, approval and monitoring processes.

          During the first quarter of 2004, we recorded expenses of $0.4 million and paid fees of $0.7 million for services rendered under all of the arrangements with AP Services and AlixPartners, including the services of Mr. Koch.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company, as amended.

4.1	Certificate of Rights and Preferences of Series B-2 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated March 2, 2004 and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 3, 2004 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer dated April 30, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

31.2	Certification of Chief Financial Officer dated April 30, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated April 30, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

(b)	Current reports on Form 8-K

1)	February 18, 2004 (two filings). Press release filed under Item 5 and furnished under Item 12 announcing Champion Enterprises, Inc. fourth quarter and year-to-date 2003 results with condensed consolidated financial information.

2)	March 3, 2004. Champion Enterprises, Inc. filed under Item 5 announcing that the Company’s preferred shareholder exercised its right to purchase $12 million of Series B-2 preferred stock on March 3, 2004.

3)	April 21, 2004 (two filings). Press release filed under Item 5 and furnished under Item 12 announcing Champion Enterprises, Inc. first quarter 2004 results with condensed consolidated financial information.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.
By:	/s/ PHYLLIS A. KNIGHT
Phyllis A. Knight
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

And:	/s/ RICHARD HEVELHORST
Richard Hevelhorst
Vice President and Controller (Principal Accounting Officer)

Dated: April 30, 2004

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Articles of Incorporation of the Company, as amended.

31.1	Certification of Chief Executive Officer dated April 30, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

31.2	Certification of Chief Financial Officer dated April 30, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated April 30, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004.