Form 10-Q
period 2004-07-03
CHAMPION ENTERPRISES INC
filed 2004-08-04
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended July 3, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to _________

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

     71,281,060 shares of the registrant’s $1.00 par value Common Stock were outstanding as of August 2, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net sales	$306,106	$295,653	$543,191	$538,450
Cost of sales	252,495	246,471	454,979	456,927

Gross margin	53,611	49,182	88,212	81,523
Selling, general and administrative expenses	41,357	43,219	77,780	91,882
Mark-to-market (credit) charge for common stock warrant	(3,900)	—	1,200	—
(Gain) loss on debt retirement	(450)	(7,130)	2,776	(13,833)

Operating income	16,604	13,093	6,456	3,474
Interest income	338	339	678	886
Interest expense	(4,890)	(7,179)	(10,261)	(14,863)

Income (loss) from continuing operations before income taxes	12,052	6,253	(3,127)	(10,503)
Income tax (benefit) expense	(11,400)	300	(11,100)	(2,400)

Income (loss) from continuing operations	23,452	5,953	7,973	(8,103)
(Loss) income from discontinued operations, net of taxes	(20)	(2,926)	1,136	(10,295)

Net income (loss)	$23,432	$3,027	$9,109	$(18,398)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.31	$0.10	$0.10	$(0.22)
Income (loss) from discontinued operations	0.00	(0.05)	0.02	(0.18)

Basic earnings (loss) per share	$0.31	$0.05	$0.12	$(0.40)

Weighted shares for basic EPS	70,657	56,757	69,380	55,641

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.30	$0.09	$0.10	$(0.22)
Income (loss) from discontinued operations	0.00	(0.05)	0.01	(0.18)

Diluted earnings (loss) per share	$0.30	$0.04	$0.11	$(0.40)

Weighted shares for diluted EPS	72,253	61,624	71,152	55,641

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	July 3, 2004	January 3, 2004
ASSETS
Current assets
Cash and cash equivalents	$115,868	$145,868
Restricted cash	631	8,341
Accounts receivable, trade	30,673	13,773
Inventories	119,104	98,824
Other current assets	19,381	18,325

Total current assets	285,657	285,131

Property, plant and equipment	227,607	224,807
Less-accumulated depreciation	134,083	128,986

	93,524	95,821
Goodwill	126,516	126,537
Non-current assets of discontinued operations	15	68
Other non-current assets	19,274	20,743

	$524,986	$528,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payable	$14,058	$14,123
Accounts payable	33,806	26,724
Accrued warranty obligations	37,139	40,558
Accrued volume rebates	25,735	31,293
Accrued compensation and payroll taxes	19,403	17,400
Accrued self-insurance	30,703	31,189
Current liabilities of discontinued operations	190	3,173
Other current liabilities	42,526	47,184

Total current liabilities	203,560	211,644
Long-term liabilities
Long-term debt	201,627	245,468
Other long-term liabilities	36,816	47,510

	238,443	292,978
Contingent liabilities (Note 8)
Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 21 shares and 9 shares issued and outstanding, respectively	20,750	8,689
Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 71,059 and 65,470 shares issued and outstanding, respectively	71,059	65,470
Capital in excess of par value	158,503	125,386
Accumulated deficit	(166,760)	(175,450)
Accumulated other comprehensive loss	(569)	(417)

Total shareholders’ equity	62,233	14,989

	$524,986	$528,300

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Six Months Ended
	July 3,	June 28,
	2004	2003
Cash flows from operating activities
Income (loss) from continuing operations	$7,973	$(8,103)
Adjustments to reconcile income (loss) from continuing operations to net cash (used for) provided by operating activities:
Depreciation and amortization	5,953	8,376
Loss (gain) on debt retirement	2,776	(13,833)
Mark-to-market charge for common stock warrant	1,200	—
Gain on disposal of fixed assets	(713)	(1,834)
Decrease in allowance for tax adjustments	(12,000)	—
Increase/decrease
Accounts receivable	(16,900)	(17,459)
Refundable income taxes	376	60,749
Inventories	(20,280)	(9,092)
Cash collateral deposits	—	9,600
Accounts payable	7,082	8,280
Accrued liabilities	(10,485)	(8,597)
Other, net	2,291	5,218

Net cash (used for) provided by continuing operating activities	(32,727)	33,305

Cash flows from discontinued operations
Income (loss) from discontinued operations	1,136	(10,295)
(Increase) decrease in net assets of discontinued operations	(2,983)	10,280

Net cash used for discontinued operations	(1,847)	(15)

Cash flows from investing activities
Additions to property, plant and equipment	(4,130)	(3,055)
Acquisition deferred purchase price payments	—	(3,882)
Investments in and advances to unconsolidated subsidiaries	(109)	(343)
Proceeds on disposal of fixed assets	1,240	5,076

Net cash used for investing activities	(2,999)	(2,204)

Cash flows from financing activities
(Decrease) increase in floor plan payable, net	(65)	2,306
Proceeds from short-term borrowings	—	7,000
Decrease in other long-term debt	(6,029)	(326)
Purchase of Senior Notes	(10,395)	(35,830)
Increase in deferred financing costs	—	(1,942)
Decrease in restricted cash	7,710	50,229
Preferred stock issued, net	12,000	—
Common stock issued, net	4,512	300
Dividends paid on preferred stock	(160)	(768)

Net cash provided by financing activities	7,573	20,969

Net (decrease) increase in cash and cash equivalents	(30,000)	52,055
Cash and cash equivalents at beginning of period	145,868	77,381

Cash and cash equivalents at end of period	$115,868	$129,436

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statement of Shareholders’ Equity
Unaudited Three Months Ended July 3, 2004
(In thousands)

					Accumulated
	Common stock		Capital in excess of	Accumulated	other comprehensive		Total comprehensive
	Shares	Amount	par value	deficit	income (loss)	Total	income (loss)
Balance at January 3, 2004	65,470	$65,470	$125,386	$(175,450)	$(417)	$14,989	—
Net income	—	—	—	9,109	—	9,109	$9,109
Preferred stock dividends	29	29	230	(419)	—	(160)	—
Stock options and benefit plans	1,239	1,239	3,473	—	—	4,712	—
Amortization of preferred stock issuance costs	—	—	(61)	—	—	(61)	—
Issuance for acquisition deferred purchase price payments	469	469	3,531	—	—	4,000	—
Issuance for purchase and retirement of debt	3,852	3,852	25,944	—	—	29,796	—
Foreign currency translation adjustments	—	—	—	—	(152)	(152)	(152)

Balance at July 3, 2004	71,059	$71,059	$158,503	$(166,760)	$(569)	$62,233	$8,957

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1.	The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature except for the decrease in the allowance for tax adjustments discussed in Note 3 and the charge to retained earnings related to the induced conversion of the Series C Preferred Stock recorded in the first quarter of 2003 discussed in Note 7. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of January 3, 2004 was derived from audited financial statements.

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

	Three Months Ended
	July 3,	June 28,
	2004	2003
	(In thousands, except per share amounts)
Net income – as reported	$23,432	$3,027
Net income – pro forma	23,404	2,542
Basic earnings per share – as reported	0.31	0.05
Diluted earnings per share – as reported	0.30	0.04
Basic earnings per share – pro forma	0.30	0.04
Diluted earnings per share – pro forma	0.30	0.03
Stock-based employee compensation expense, net of related tax effects – as reported	185	187
Stock-based employee compensation expense, net of related tax effects – pro forma	$213	$672

	Six Months Ended
	July 3,	June 28,
	2004	2003
	(In thousands, except per share amounts)
Net income (loss) – as reported	$9,109	$(18,398)
Net income (loss) – pro forma	8,944	(19,602)
Basic earnings (loss) per share – as reported	0.12	(0.40)
Diluted earnings (loss) per share – as reported	0.11	(0.40)
Basic earnings (loss) per share – pro forma	0.11	(0.42)
Diluted earnings (loss) per share – pro forma	0.11	(0.42)
Stock-based employee compensation expense, net of related tax effects – as reported	330	273
Stock-based employee compensation expense, net of related tax effects – pro forma	$495	$1,477

2.	The following table provides information regarding activity for restructuring reserves recorded in previous periods.

	Six Months Ended July 3, 2004
	2003	Prior
	Closures	Closures
	(In thousands)
Balance at beginning of year	$4,280	$3,793
Cash payments:
Warranty costs	(786)	(379)
Other closing costs	(638)	(250)
Reversals credited to earnings:
Other closing costs	(119)	(65)

Balance at July 3, 2004	$2,737	$3,099

Period end balance comprised of:
Warranty costs	$1,804	$2,857
Other closing costs	933	242

	$2,737	$3,099

Warranty costs are expected to be paid over a three-year period after the closures. Other closing costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures. Other closing costs credited to earnings during the six months ending July 3, 2004 consisted of adjustments to accruals for employee severance and lease terminations.

3.	The provisions for income taxes (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax loss from continuing operations as a result of the following differences:

	Six Months Ended
	July 3,	June 28,
	2004	2003
	(In thousands)
Statutory U.S. tax rate	$(1,100)	$(3,700)
Increase in rate resulting from:
Deferred tax valuation allowance	1,100	700
Decrease in allowance for tax adjustments	(12,000)	—
State taxes, net of federal tax effect	200	—
Other	700	600

Total income tax benefit	$(11,100)	$(2,400)

The Company currently provides a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. The Company has net operating losses incurred in 2003 totaling $80 million that are available to offset certain future taxable income. The effective tax rates for the six months ended July 3, 2004 and June 28, 2003 differ from the 35% federal statutory rate, in part, because of this 100% valuation allowance. The 2004 tax rate was also affected by the decrease in the allowance for tax adjustments as a result of the finalization of certain tax examinations. The 2003 tax rate was also affected by a $3.0 million tax benefit for a reduction in the valuation allowance, as discussed below.

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

4.	A summary of inventories by component follows:

	July 3,	January 3,
	2004	2004
	(In thousands)
New manufactured homes	$51,942	$42,547
Raw materials	30,583	25,953
Work-in-process	7,361	6,204
Other inventory	29,218	24,120

	$119,104	$98,824

Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

5.	The Company’s manufacturing operations generally provide retail homebuyers with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the six months ended July 3, 2004. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

Accrued Warranty
Obligations
(In thousands)
Reserves at January 3, 2004	$47,058
Warranty expense provided	24,302
Cash warranty payments	(27,721)

Reserves at July 3, 2004	$43,639

6.	Long-term debt by component consisted of the following:

	July 3,	January 3,
	2004	2004
	(In thousands)
7.625% Senior Notes due 2009	$89,273	$113,715
11.25% Senior Notes due 2007	97,510	111,010
Obligations under industrial revenue bonds	12,430	18,145
Other debt	2,414	2,598

	$201,627	$245,468

During the quarter ended July 3, 2004, the Company purchased and retired $10.9 million of its Senior Notes due 2009 for cash payments of $10.4 million, resulting in a pretax gain of $0.5 million. During the first quarter of 2004, the Company purchased and retired $13.5 million of the Senior Notes due 2009 and $13.5 million of the Senior Notes due 2007 in exchange for Company common stock totaling 3.9 million shares, resulting in a pretax loss of $3.2 million. Also during the first quarter of 2004, the Company repaid a $5.7 million obligation under an industrial revenue bond. During the six months ended June 28, 2003 the Company purchased and retired $35.6 million of its Senior Notes due 2009 and $15.0 million of the Senior Notes due 2007 for cash payments of $35.8 million, resulting in a pretax gain of $13.8 million.

In January 2003, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Availability under the credit facility is subject to a borrowing base calculated as percentages of eligible accounts receivable, inventory and fixed assets. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. The line of credit is collateralized by accounts receivable, inventories, property, plant, and equipment, cash and other assets. As of July 3, 2004, facility availability was $61.3 million, of which $59.8 was used for letters of credit, there were no borrowings outstanding and the Company’s liquidity was $107.5 million, which was in excess of $35 million such that no financial covenants were in effect.

The Company has two floor plan facilities with total availability of $19.6 million of which $14.1 million was outstanding at July 3, 2004. A $15 million floor plan financing facility contains a covenant requiring the maintenance of a minimum $35 million of liquidity, as defined in the facility, at each fiscal month end. In the event of non-compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of July 3, 2004, the Company had approximately $10.8 million outstanding under this facility and was in compliance with the covenant.

7.	During the first quarter of 2004, the preferred shareholder exercised its right to purchase $12 million of Series B-2 preferred stock. At July 3, 2004, redeemable convertible preferred stock consisted of $8.75 million of Series C and $12 million of Series B-2 with mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Both Series have a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock.

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

In connection with the issuance of the Series C preferred stock in 2002, the Company issued to the preferred shareholder a warrant, which is currently exercisable based on approximately 2.2 million shares at a strike price of $11.52 per share. Annually, on April 2 of each year, the warrant strike price increases by $0.75 per share. The warrant expires on April 2, 2009 and is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise. During the quarter and six months ended July 3, 2004, as a result of significant changes in the Company’s common stock price, the Company recorded mark-to-market adjustments of a $3.9 million credit and a $1.2 million net charge, respectively, for the change in estimated fair value of this warrant.

8.	The majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at July 3, 2004 was estimated to be approximately $260 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Repurchase losses incurred on homes repurchased totaled $0.2 million for the six months ended July 3, 2004 and $0.6 million for the six months ended June 28, 2003. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. During the second quarter of 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to the Company for a longer period of time.

At July 3, 2004 the Company was contingently obligated for approximately $60.1 million under letters of credit, primarily comprised of $14.1 million to support insurance reserves, $12.6 million to support long-term debt, $27.7 million to secure surety bonds and $5.0 million to support floor plan facilities of independent retailers. Champion was also contingently obligated for $31.8 million under surety bonds, generally to support insurance and license and service bonding requirements. Approximately $26.7 million of the letters of credit and $20.8 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At July 3, 2004 certain of the Company’s subsidiaries were guarantors of $5.7 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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

9.	Earnings per share calculations for 2004 include an allocation of income to participating securities pursuant to the provisions of EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” as discussed in Note 13. Prior periods have been restated, as necessary, to conform.

The Company’s potentially dilutive securities consist of outstanding stock options and awards, deferred purchase price obligations, convertible preferred stock and common stock warrants. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. Outstanding stock options and deferred purchase price obligations were not considered in determining the denominator for diluted earnings per share (“EPS”) for the six months ended June 28, 2003 because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Numerator
Net income (loss)	$23,432	$3,027	$9,109	$(18,398)
Plus loss (less income) from discontinued operations	20	2,926	(1,136)	10,295
Less preferred stock dividend	(259)	(169)	(419)	(455)
Less amount allocated to participating securities holders	(1,618)	(217)	(489)	—
Less charge to retained earnings for induced conversion of preferred stock	—	—	—	(3,488)

Income (loss) from continuing operations available to common shareholders for basic and diluted EPS	21,575	5,567	7,065	(12,046)

(Loss) income from discontinued operations	(20)	(2,926)	1,136	(10,295)
Less amount allocated to participating securities	—	—	(73)	—

(Loss) income from discontinued operations available to common shareholders for basic and diluted EPS	(20)	(2,926)	1,063	(10,295)

Income (loss) available to common shareholders for basic and diluted EPS	$21,555	$2,641	$8,128	$(22,341)

Denominator
Shares for basic EPS—weighted average shares outstanding	70,657	56,757	69,380	55,641
Plus effect of dilutive securities
Deferred purchase price obligations	610	4,811	758	—
Stock options and awards	986	56	1,014	—

Shares for diluted EPS	72,253	61,624	71,152	55,641

10.	The Company evaluates the performance of its manufacturing and retail segments based on earnings (loss) before interest, income taxes and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income (loss) to consolidated income (loss) from continuing operations before income taxes follow:

	Three Months Ended
	July 3,	June 28,
	2004	2003
	(In thousands)
Net sales
Manufacturing	$269,083	$263,067
Retail	63,923	67,040
Less: intercompany	(26,900)	(34,454)

Consolidated net sales	$306,106	$295,653

Income from continuing operations before income taxes:
Manufacturing segment income	$17,567	$13,003
Retail segment income (loss)	2,033	(737)
General corporate expenses	(6,846)	(6,449)
Mark-to-market credit for common stock warrant	3,900	—
Gain on debt retirement	450	7,130
Interest expense, net	(4,552)	(6,840)
Intercompany eliminations	(500)	146

Income from continuing operations before income taxes	$12,052	$6,253

	Six Months Ended
	July 3,	June 28,
	2004	2003
	(In thousands)
Net sales
Manufacturing	$478,939	$472,264
Retail	113,752	128,161
Less: intercompany	(49,500)	(61,975)

Consolidated net sales	$543,191	$538,450

Loss from continuing operations before income taxes:
Manufacturing segment income	$22,221	$6,157
Retail segment income (loss)	1,780	(3,420)
General corporate expenses	(12,869)	(13,721)
Mark-to-market charge for common stock warrant	(1,200)	—
(Loss) gain on debt retirement	(2,776)	13,833
Interest expense, net	(9,583)	(13,977)
Intercompany eliminations	(700)	625

Loss from continuing operations before income taxes	$(3,127)	$(10,503)

Retail floor plan interest expense not charged to retail segment income (loss) totaled $0.3 million and $0.6 million for the three and six months ended July 3, 2004, respectively, and $0.5 million and $0.9 million for the three and six months ended June 28, 2003, respectively.

11.	In 2003, the Company exited its consumer finance business. Income from discontinued operations for the six months ended July 3, 2004 consisted primarily of a favorable adjustment from the settlement of remaining contractual obligations. Loss from discontinued operations for the six months ended June 28, 2003 consisted primarily of a $5.4 million charge to value its finance loans receivable at the lower of cost or market as well as operating losses.

12.	Commencing July 2003, the Company engaged AlixPartners, LLC, a consulting firm, one of whose Principals, Albert A. Koch, served until July 31, 2004 as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. During the three and six months ended July 3, 2004, the Company recorded expenses of $1.4 million and $1.8 million and paid fees of $0.8 million and $1.5 million, respectively, to AlixPartners, LLC and AP Services, LLC, its affiliate, for services rendered, including the services of Mr. Koch. The firm has been engaged for various consulting projects, some of which are or were based on hourly fees and expenses and another for which fees are contingent upon results.

13.	In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practice, entities were included in consolidated financial statements generally based on controlling voting interests or in other special situations. Under this Interpretation, certain previously unconsolidated entities (often referred to as “special purpose entities”) will be included in the consolidated financial statements of the “primary beneficiary” as a result of non-voting financial interests, which are established through contractual or other means. The adoption of Interpretation No. 46 by the Company in the first quarter of 2004 had no material impact on the Company’s financial statements for the three and six months ended July 3, 2004.

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 03-6, “Participating Securities and the Two-Class method under FASB Statement No. 128” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. Participating securities are those securities that may participate in dividends paid on common stock. Allocation of earnings is made according to a pre-determined formula with, at times, an upper limit on the extent of participation, regardless of whether earnings would actually be distributed and whether there are limitations on a company’s ability to pay dividends. EITF 03-6 became effective on March 31, 2004. Prior periods have been restated, as necessary, to conform.

14.	During the second quarter of 2004, the Company issued 29,000 shares of common stock in payment of preferred stock dividends totaling $0.3 million. During the first quarter of 2004, the Company purchased and retired $13.5 million of its Senior Notes due 2009 and $13.5 million of its Senior Notes due 2007 in exchange for 3.9 million shares of Company common stock. In addition, during the three and six months ended July 3, 2004, the Company issued 193,000 shares and 469,000 shares, respectively, of common stock in payment of $4.0 million of deferred purchase price obligations. During the three and six months ended June 28, 2003, the Company issued 328,000 and 970,000 shares, respectively, of common stock in payment of $4.0 million of deferred purchase price obligations.

15.	Substantially all subsidiaries of CHB are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. In addition, CHB is a guarantor and substantially all of its subsidiaries are guarantors of the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.

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

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended July 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$77,307	$243,679	$12,020	$(26,900)	$306,106
Cost of sales	—	65,716	203,880	9,299	(26,400)	252,495

Gross margin	—	11,591	39,799	2,721	(500)	53,611
Selling, general and administrative expenses	—	10,550	29,058	1,749	—	41,357
Mark-to-market credit for common stock warrant	(3,900)	—	—	—	—	(3,900)
Gain on debt retirement	(450)	—	—	—	—	(450)

Operating income (loss)	4,350	1,041	10,741	972	(500)	16,604
Interest income	1,837	1,795	314	25	(3,633)	338
Interest expense	(1,837)	(2,692)	(3,994)	—	3,633	(4,890)

Income (loss) from continuing operations before income taxes	4,350	144	7,061	997	(500)	12,052
Income tax expense (benefit)	—	50	(11,950)	500	—	(11,400)

Income (loss) from continuing operations	4,350	94	19,011	497	(500)	23,452
Loss from discontinued operations	—	—	(15)	(5)	—	(20)

Income (loss) before equity in income (loss) of consolidated subsidiaries	4,350	94	18,996	492	(500)	23,432
Equity in income (loss) of consolidated subsidiaries	19,582	19,488	—	—	(39,070)	—

Net income (loss)	$23,932	$19,582	$18,996	$492	$(39,570)	$23,432

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Six Months Ended July 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$136,802	$434,833	$21,056	$(49,500)	$543,191
Cost of sales	—	118,636	368,515	16,628	(48,800)	454,979

Gross margin	—	18,166	66,318	4,428	(700)	88,212
Selling, general and administrative expenses	—	14,592	60,010	3,178	—	77,780
Mark-to-market charge for common stock warrant	1,200	—	—	—	—	1,200
Loss on debt retirement	12	2,696	68	—	—	2,776

Operating (loss) income	(1,212)	878	6,240	1,250	(700)	6,456
Interest income	3,905	3,765	635	44	(7,671)	678
Interest expense	(3,905)	(5,666)	(8,360)	(1)	7,671	(10,261)

(Loss) income from continuing operations before income taxes	(1,212)	(1,023)	(1,485)	1,293	(700)	(3,127)
Income tax expense (benefit)	—	100	(11,900)	700	—	(11,100)

(Loss) income from continuing operations	(1,212)	(1,123)	10,415	593	(700)	7,973
Income (loss) from discontinued operations	—	—	1,153	(17)	—	1,136

(Loss) income before equity in income (loss) of consolidated subsidiaries	(1,212)	(1,123)	11,568	576	(700)	9,109
Equity in income (loss) of consolidated subsidiaries	11,021	12,144	—	—	(23,165)	—

Net income (loss)	$9,809	$11,021	$11,568	$576	$(23,865)	$9,109

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of July 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$99,820	$1,948	$14,075	$25	$115,868
Restricted cash	—	422	209	—	—	631
Accounts receivable, trade	—	11,270	28,174	1,037	(9,808)	30,673
Inventories	—	15,296	100,602	2,656	550	119,104
Other current assets	—	10,581	100,433	924	(92,557)	19,381

Total current assets	—	137,389	231,366	18,692	(101,790)	285,657

Property, plant and equipment, net	—	27,072	64,445	2,007	—	93,524
Goodwill	—	—	125,783	733	—	126,516
Investment in consolidated subsidiaries	16,240	312,284	138,902	6,815	(474,241)	—
Non-current assets of discontinued operations	—	—	15	—	—	15
Other non-current assets	776	3,466	6,342	8,690	—	19,274

	$17,016	$480,211	$566,853	$36,937	$(576,031)	$524,986

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$14,058	$—	$—	$14,058
Accounts payable	—	9,663	24,219	2,007	(2,083)	33,806
Accrued warranty obligations	—	7,398	28,910	831	—	37,139
Accrued volume rebates	—	7,992	16,220	1,523	—	25,735
Current liabilities of discontinued operations	—	—	190	—	—	190
Other current liabilities	841	120,180	64,063	245	(92,697)	92,632

Total current liabilities	841	145,233	147,660	4,606	(94,780)	203,560

Long-term liabilities
Long-term debt	89,273	104,944	7,410	—	—	201,627
Other long-term liabilities	4,501	8,210	23,975	130	—	36,816

	93,774	113,154	31,385	130	—	238,443

Intercompany balances	(153,373)	(41,119)	525,814	4,283	(335,605)	—
Redeemable convertible preferred stock	20,750	—	—	—	—	20,750
Shareholders’ equity
Common stock	71,059	1	59	4	(64)	71,059
Capital in excess of par value	158,503	613,336	275,175	32,727	(921,238)	158,503
Accumulated deficit	(174,538)	(350,394)	(413,240)	(4,244)	775,656	(166,760)
Accumulated other comprehensive loss	—	—	—	(569)	—	(569)

Total shareholders’ equity	55,024	262,943	(138,006)	27,918	(145,646)	62,233

	$17,016	$480,211	$566,853	$36,937	$(576,031)	$524,986

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used for) operating activities	$1,167	$(27,772)	$(8,004)	$1,997	$(115)	$(32,727)

Net cash used for discontinued operations	—	—	(1,830)	(17)	—	(1,847)

Cash flows from investing activities
Additions to property plant and equipment	—	(804)	(3,175)	(151)	—	(4,130)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(109)	—	(109)
Investments in and advances to consolidated subsidiaries	(7,124)	(576)	8,199	(639)	140	—
Proceeds on disposal of fixed assets	—	12	1,177	51	—	1,240

Net cash (used for) provided by investing activities	(7,124)	(1,368)	6,201	(848)	140	(2,999)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(36)	(29)	—	(65)
Decrease in other long-term debt	—	—	(6,029)	—	—	(6,029)
Purchase of Senior Notes	(10,395)	—	—	—	—	(10,395)
(Increase) decrease in restricted cash	—	(112)	7,822	—	—	7,710
Preferred stock issued, net	12,000	—	—	—	—	12,000
Common stock issued, net	4,512	—	—	—	—	4,512
Dividends paid on preferred stock	(160)	—	—	—	—	(160)

Net cash provided by (used for) financing activities	5,957	(112)	1,757	(29)	—	7,573

Net (decrease) increase in cash and cash equivalents	—	(29,252)	(1,876)	1,103	25	(30,000)
Cash and cash equivalents at beginning of period	—	129,072	3,824	12,972	—	145,868

Cash and cash equivalents at end of period	$—	$99,820	$1,948	$14,075	$25	$115,868

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Three Months Ended June 28, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$60,793	$257,258	$11,577	$(33,975)	$295,653
Cost of sales	—	52,233	219,856	8,982	(34,600)	246,471

Gross margin	—	8,560	37,402	2,595	625	49,182
Selling, general and administrative expenses	—	9,603	32,100	1,516	—	43,219
Gain on debt retirement	(7,130)	—	—	—	—	(7,130)

Operating income (loss)	7,130	(1,043)	5,302	1,079	625	13,093
Interest income	2,780	2,951	385	9	(5,786)	339
Interest expense	(2,780)	(3,874)	(6,307)	(4)	5,786	(7,179)

Income (loss) from continuing operations before income taxes	7,130	(1,966)	(620)	1,084	625	6,253
Income tax expense (benefit)	403	(9,521)	10,423	(1,005)	—	300

Income (loss) from continuing operations	6,727	7,555	(11,043)	2,089	625	5,953
Loss from discontinued operations	—	—	(702)	(478)	(1,746)	(2,926)

Income (loss) before equity in (loss) income of consolidated subsidiaries	6,727	7,555	(11,745)	1,611	(1,121)	3,027
Equity in (loss) income of Consolidated subsidiaries	(2,579)	(10,134)	—	—	12,713	—

Net income (loss)	$4,148	$(2,579)	$(11,745)	$1,611	$11,592	$3,027

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Operations
For the Six Months Ended June 28, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$109,935	$470,398	$20,092	$(61,975)	$538,450
Cost of sales	—	97,258	406,120	16,149	(62,600)	456,927

Gross margin	—	12,677	64,278	3,943	625	81,523
Selling, general and administrative expenses	—	20,481	68,640	2,761	—	91,882
Gain on debt retirement	(12,555)	(1,278)	—	—	—	(13,833)

Operating income (loss)	12,555	(6,526)	(4,362)	1,182	625	3,474
Interest income	5,886	5,944	911	98	(11,953)	886
Interest expense	(5,886)	(7,856)	(13,057)	(17)	11,953	(14,863)

Income (loss) from continuing operations before income taxes	12,555	(8,438)	(16,508)	1,263	625	(10,503)
Income tax expense (benefit)	403	(9,521)	7,423	(705)	—	(2,400)

Income (loss) from continuing operations	12,152	1,083	(23,931)	1,968	625	(8,103)
(Loss) income from discontinued operations	—	—	(7,580)	98	(2,813)	(10,295)

Income (loss) before equity in income (loss) of consolidated subsidiaries	12,152	1,083	(31,511)	2,066	(2,188)	(18,398)
Equity in (loss) income of Consolidated subsidiaries	(28,362)	(29,445)	—	—	57,807	—

Net (loss) income	$(16,210)	$(28,362)	$(31,511)	$2,066	$55,619	$(18,398)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of January 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$129,072	$3,824	$12,972	$—	$145,868
Restricted cash	—	310	8,031	—	—	8,341
Accounts receivable, trade	—	5,952	13,229	892	(6,300)	13,773
Inventories	—	11,862	85,182	1,930	(150)	98,824
Other current assets	—	17,900	92,872	415	(92,862)	18,325

Total current assets	—	165,096	203,138	16,209	(99,312)	285,131

Property, plant and equipment, net	—	27,913	65,831	2,077	—	95,821
Goodwill	—	—	125,783	754	—	126,537
Investment in consolidated subsidiaries	18,441	315,730	110,039	6,866	(451,076)	—
Non-current assets of discontinued operations	—	—	68	—	—	68
Other non-current assets	1,095	9,067	1,809	8,772	—	20,743

	$19,536	$517,806	$506,668	$34,678	$(550,388)	$528,300

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$14,094	$29	$—	$14,123
Accounts payable	—	6,774	19,273	777	(100)	26,724
Accrued warranty obligations	—	10,926	28,858	774	—	40,558
Accrued volume rebates	—	9,580	19,841	1,872	—	31,293
Current liabilities of discontinued operations	—	—	3,177	(4)	—	3,173
Other current liabilities	1,078	138,008	48,764	685	(92,762)	95,773

Total current liabilities	1,078	165,288	134,007	4,133	(92,862)	211,644

Long-term liabilities
Long-term debt	113,715	118,444	13,309	—	—	245,468
Other long-term liabilities	3,300	34,417	9,659	134	—	47,510

	117,015	152,861	22,968	134	—	292,978

Intercompany balances	(113,635)	(41,151)	487,574	2,959	(335,747)	—
Redeemable convertible preferred stock	8,689	—	—	—	—	8,689
Shareholders’ equity
Common stock	65,470	1	59	4	(64)	65,470
Capital in excess of par value	125,386	613,336	273,160	34,740	(921,236)	125,386
Accumulated deficit	(184,467)	(372,529)	(411,100)	(6,875)	799,521	(175,450)
Accumulated other comprehensive loss	—	—	—	(417)	—	(417)

Total shareholders’ equity	6,389	240,808	(137,881)	27,452	(121,779)	14,989

	$19,536	$517,806	$506,668	$34,678	$(550,388)	$528,300

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 28, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used for)
Continuing operating activities	$2,213	$76,825	$(47,411)	$865	$813	$33,305

Net (cash used) provided by for discontinued operations	—	—	(7,786)	8,584	(813)	(15)

Cash flows from investing activities
Acquisition deferred purchase price Payments	—	—	(3,882)	—	—	(3,882)
Additions to property, plant and equipment	—	(418)	(2,442)	(195)	—	(3,055)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(343)	—	(343)
Investments in and advances to consolidated subsidiaries	20,854	(67,913)	58,431	(11,372)	—	—
Proceeds on disposal of fixed assets	—	694	2,782	1,600	—	5,076

Net cash provided by (used for) investing activities	20,854	(67,637)	54,889	(10,310)	—	(2,204)

Cash flows from financing activities
Increase (decrease) in floor plan payable, net	—	—	2,594	(288)	—	2,306
Decrease in other long-term debt	—	(83)	(198)	(45)	—	(326)
Proceeds from short-term borrowings	—	7,000	—	—	—	7,000
Purchase of Senior Notes	(22,599)	(13,231)	—	—	—	(35,830)
Increase in deferred financing costs	—	(2,342)	400	—	—	(1,942)
Decrease in restricted cash	—	49,174	550	505	—	50,229
Common stock issued, net	300	—	—	—	—	300
Dividends paid on preferred stock	(768)	—	—	—	—	(768)

Net cash provided by (used for) financing activities	(23,067)	40,518	3,346	172	—	20,969

Net increase (decrease) in cash and cash equivalents	—	49,706	3,038	(689)	—	52,055
Cash and cash equivalents at beginning of period	—	68,628	(1,913)	10,666	—	77,381

Cash and cash equivalents at end of period	$—	$118,334	$1,125	$9,977	$—	$129,436

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations
Three and Six Months Ended July 3, 2004
versus the Three and Six Months Ended June 28, 2003

Overview

          We are a leading producer of manufactured housing in the United States. As of July 3, 2004, we operated 29 homebuilding facilities in 14 states and two provinces in western Canada. At July 3, 2004, our manufactured homes were sold through 79 Company-owned sales centers in 21 states, through approximately 2,400 independent sales centers across the U.S. and western Canada and directly to an estimated 500 builders and developers. More than 800 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network.

          Our results for the second quarter of 2004 showed improvements in the manufacturing and retail segments as compared to results in the second quarter of 2003, largely as a result of our restructuring actions in 2003 and prior years to eliminate under-performing operations and rationalize our operations and capacity in light of industry conditions. Since the industry downturn began in mid-1999, we have closed and consolidated 39 manufacturing facilities, including one in 2004 and seven in 2003. Since mid-2000 we have closed 276 retail sales locations, including 40 in 2003.

          Our pretax income from continuing operations in the second quarter of 2004 increased by $5.8 million over the second quarter of 2003, with manufacturing and retail segment income improving by $4.6 million and $2.8 million, respectively, and net interest expense was lower by $2.3 million. Second quarter 2004 results were favorably affected by a $3.9 million mark-to-market credit related to our outstanding common stock warrant and by the $12.0 million decrease in our allowance for tax adjustments. The second quarter 2004 gain on debt retirement of $0.5 million was $6.7 million less than debt retirement gains recorded in the second quarter of 2003.

          During the six months ended July 3, 2004, we continued to focus on improving our financial position and reducing debt. During the first six months, we purchased and retired $37.9 million of our Senior Notes in exchange for payments of our common stock totaling 3.9 million shares and cash totaling $10.4 million, resulting in a net pretax loss of $2.8 million. We also repaid a $5.7 million industrial revenue bond. Since the beginning of 2003, we have reduced indebtedness by $178.7 million.

          During the second quarter of 2004, our sales and operating results continued to be affected by challenging industry conditions including limited availability of consumer financing and floor plan inventory financing and high sales levels of homes repossessed from consumers. Industry retail sales and manufacturing shipments of new homes declined as a result of reduced levels of available financing and the high number of repossessed homes that were in the market. According to data reported by the Institute for Building Technology and Safety, U.S. industry manufacturing shipments of HUD code homes for the first five months of 2004 declined 4.9% from shipments in the comparable 2003 period. U.S. industry manufacturing shipments of HUD code homes in the full year of 2003 were 62% lower than in 1999, before the current downturn began.

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

     Consolidated Results

	Three Months Ended
	July 3,	June 28,	%
	2004	2003	Change
	(Dollars in millions)
Net sales
Manufacturing	$269.1	$263.1	2%
Retail	63.9	67.0	(5%)
Less: Intercompany	(26.9)	(34.4)

Total net sales	$306.1	$295.7	4%

Gross margin	$53.6	$49.2	9%
Selling, general and administrative expenses (“SG&A”)	41.4	43.2	(4%)
Mark to market credit for common stock warrant	(3.9)	—
Gain on debt retirement	(0.5)	(7.1)

Operating income	$16.6	$13.1	27%

As a percent of net sales
Gross margin	17.5%	16.6%
SG&A	13.5%	14.6%
Operating income	5.4%	4.4%

	Six Months Ended
	July 3,	June 28,	%
	2004	2003	Change
	(Dollars in millions)
Net Sales
Manufacturing	$478.9	$472.3	1%
Retail	113.8	128.2	(11%)
Less: Intercompany	(49.5)	(62.0)

Total net sales	$543.2	$538.5	1%

Gross margin	$88.2	$81.5	8%
Selling, general and administrative expenses (“SG&A”)	77.8	91.8	(15%)
Mark to market charge for common stock warrant	1.2	—
Loss (gain) on debt retirement	2.7	(13.8)

Operating income	$6.5	$3.5	86%

As a percent of net sales
Gross margin	16.2%	15.1%
SG&A	14.3%	17.1%
Operating income	1.2%	0.6%

          Net sales for the quarter and year to date periods ended July 3, 2004 increased from the comparable periods in 2003 due primarily to increased selling prices per home and changes in mix, partially offset by lower sales volume as a result of operating fewer retail sales centers and manufacturing facilities. At July 3, 2004, we were operating 29 manufacturing facilities and 79 sales centers compared to 34 manufacturing facilities and 115 sales centers at June 28, 2003. Sales in the first six months of 2004 and 2003 were affected by industry conditions including limited availability of consumer financing and floor plan inventory financing and continuing high sales levels of consumer repossessions.

          Gross margin for the three and six months ended July 3, 2004 increased $4.4 million and $6.7 million, respectively, from the comparable periods of 2003, due primarily to improved manufacturing gross profit from production efficiencies and reduced overhead costs resulting from the closure of under-performing plants in 2003, partially offset by lower retail gross margin from lower retail sales.

          SG&A for the three and six months ended July 3, 2004 decreased $1.9 million and $14.1 million, respectively, from the comparable periods of 2003, primarily due to the operation of, on average, 16% fewer manufacturing facilities and 33% fewer sales centers.

          During the quarter and six months ended July 3, 2004, as a result of significant changes in the Company’s common stock price, the Company recorded mark-to-market adjustments of a $3.9 million credit and a $1.2 million net charge, respectively, for the change in estimated fair value of our outstanding common stock warrants. During the three months ended July 3, 2004, operating results included a gain of $0.5 million from the purchase and retirement of $10.9 million of Senior Notes for cash payments totaling $10.4 million. During the six months ended July 3, 2004, operating results included a net loss of $2.8 million for the purchase and retirement of $37.9 million of Senior Notes in exchange for 3.9 million shares of Company common stock and $10.4 million of cash. During the second quarter of 2003, operating results included a $7.1 million gain on extinguishment of debt from the purchase and retirement of $22.7 million of Senior Notes for $15.3 million of cash. During the first half of 2003, operating results included a gain of $13.8 million from the purchase and retirement of $50.6 million of Senior Notes for cash totaling $35.8 million.

Manufacturing Operations

          We evaluate the performance of our manufacturing segment based on earnings (loss) before interest, income taxes and general corporate expenses.

	Three Months Ended
	July 3,	June 28,	%
	2004	2003	Change
Manufacturing segment net sales (in millions)	$269.1	$263.1	2%
Manufacturing segment income (in millions)	$17.6	$13.0	35%
Manufacturing segment margin %	6.5%	4.9%
Homes sold	6,354	6,925	(8%)
Floors sold	12,037	13,131	(8%)
Multi-section mix	83%	85%
Average home price, excluding delivery	$40,800	$36,500	12%

	Six Months Ended
	July 3,	June 28,	%
	2004	2003	Change
Manufacturing segment net sales (in millions)	$478.9	$472.3	1%
Manufacturing segment income (in millions)	$22.2	$6.2	261%
Manufacturing segment margin %	4.6%	1.3%
Homes sold	11,359	12,596	(10%)
Floors sold	21,761	23,849	(9%)
Multi-section mix	85%	84%
Average home price, excluding delivery	$40,700	$36,100	13%
Manufacturing facilities at period end	29	34	(15%)

          Manufacturing net sales for the quarter ended July 3, 2004 increased slightly compared to the second quarter of 2003 resulting from a 12% increase in the average home selling price partially offset by selling 8% fewer homes. We were operating 15% fewer manufacturing facilities at the end of the second quarter of 2004 versus 2003. For the quarter ended July 3, 2004, our shipments of HUD code homes declined 15% and our shipments of non-HUD code homes, consisting primarily of modular and Canadian code homes, increased by 23% as compared to shipments in the second quarter of 2003. Year-to-date manufacturing sales volume was affected by operating fewer manufacturing facilities, selling to a reduced number of Company-owned retail sales centers and the negative effects of current industry conditions. Average manufacturing selling prices increased in the 2004 second quarter as compared to the year ago quarter, despite a lower multi-section mix, as a result of selling a greater proportion of modular homes and increasing prices to offset rising material costs.

          Manufacturing segment income in the second quarter of 2004 increased by $4.6 million, or 35%, over the second quarter of 2003 on 2% growth in sales while operating five fewer plants. Manufacturing gross margin improved by $6.0 million primarily due to production efficiencies and reduced manufacturing overhead costs resulting from the closure of under-performing plants in 2003. In the second quarter of 2004, manufacturing SG&A increased by $1.5 million despite operating fewer plants due to increased sales and marketing costs. In addition, 2003 SG&A included a gain of $0.8 million from the sale of a closed plant. For the six months ended July 3, 2004, segment income improved by $16.0 million resulting from an increase of $11.6 million in gross profit and lower SG&A expenses. Reduced SG&A expenses resulted from operating fewer plants in 2004 and a $3.2 million charge in 2003 to increase repurchase reserves, offset partially by higher sales and marketing costs in 2004 and a gain of $1.6 million in 2003 from the sale of two idle manufacturing facilities.

          Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at July 3, 2004 totaled approximately $90 million at the 29 plants operated, compared to $48 million at 34 plants operated at June 28, 2003.

Retail Operations

          We evaluate the performance of our retail segment based on earnings (loss) before interest, income taxes and general corporate expenses.

	Three Months Ended
	July 3,	June 28,	%
	2004	2003	Change
Retail segment net sales (in millions)	$63.9	$67.0	(5%)
Retail segment income (loss) (in millions)	$2.0	$(0.7)	376%
Retail segment margin %	3.2%	(1.1%)
New homes sold	623	821	(24%)
Pre-owned homes sold	287	292	(2%)
Total homes sold	910	1,113	(18%)
% Champion-produced new homes sold	89%	93%
New home multi-section mix	90%	85%
Average new home price	$95,500	$75,400	27%
Average number of new homes sold per sales center per month	2.6	2.3	13%
Average number of total homes sold per sales center per month	3.9	3.2	21%

	Six Months Ended
	July 3,	June 28,	%
	2004	2003	Change
Retail segment net sales (in millions)	$113.8	$128.2	(11%)
Retail segment income (loss) (in millions)	$1.8	$(3.4)	152%
Retail segment margin %	1.6%	(2.7%)
New homes sold	1,105	1,598	(31%)
Pre-owned homes sold	591	600	(2%)
Total homes sold	1,696	2,198	(23%)
% Champion-produced new homes sold	90%	95%
New home multi-section mix	91%	84%
Average new home price	$94,600	$73,900	28%
Average number of new homes sold per sales center per month	2.4	2.3	2%
Average number of total homes sold per sales center per month	3.6	3.1	16%
Average number of new homes in inventory per sales center at period end	13.3	14.7	(10%)
Sales centers at period end	79	115	(31%)

          Retail sales for the three and six months ended July 3, 2004 decreased 5% and 11%, respectively, versus the comparable periods last year due to selling less homes as a result of operating fewer sales centers, partially offset by a higher average selling price per home. During the second quarter of 2004, we operated an average of 78.5 sales centers, 33% lower than the average of 116.5 sales centers operated in the second quarter of 2003. The average number of total homes sold per sales center improved for the quarter and year-to-date periods of 2004 primarily as a result of selling more repossessed homes purchased from finance companies. The 27% increase in average new home selling price resulted from the sale of a greater proportion of larger, higher-priced multi-section homes, including modular homes, and homes with more add-ons, improvements and amenities. Additionally, our retail operations have increased selling prices to offset increasing prices from the manufacturers due to rising material costs.

          Retail segment income (loss) for the three and six months ended July 3, 2004 improved by $2.8 million and $5.2 million, respectively, compared to the same periods in 2003 primarily due to reduced SG&A from operating fewer sales centers in 2004 partially offset by the impact of reduced sales. In addition, 2004 second quarter results include a $0.6 million gain from the sale of a closed sales center.

Discontinued Operations

          In 2003, we exited our consumer finance business. Income from discontinued operations for the six months ended July 3, 2004 consisted primarily of a favorable adjustment from the settlement of remaining contractual obligations during the first quarter. Losses for the six months ended June 28, 2003 consisted primarily of a $5.4 million charge to value our finance loans receivable at the lower of cost or market as well as operating losses.

Restructuring Charges

          In the second quarter of 2004, we closed one manufacturing facility and during the six months ended June 28, 2003 we closed three manufacturing facilities and three retail sales centers but incurred no significant restructuring costs. As of July 3, 2004, accrued but unpaid restructuring costs totaled $5.8 million compared to $6.8 million at April 3, 2004 and $8.1 million at January 3, 2004, primarily consisting of warranty reserves for closed manufacturing plants.

Interest Expense

          Interest expense decreased by $2.3 million and $4.6 million for the three and six months ended July 3, 2004, respectively, versus comparable periods in 2003 due to reduced debt outstanding under our Senior Notes due 2007 and 2009 and the retirement of an industrial revenue bond in 2004.

Income Taxes

          We currently provide a 100% valuation allowance for our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. We have net operating losses incurred in 2003 totaling $80 million that are available to offset certain future taxable income. The effective tax rate for the six months ended July 3, 2004 differs from the 35% federal statutory rate, in part, because of this 100% valuation reserve. The 2004 rate was also affected by the $12 million decrease in the allowance for tax adjustments as a result of the finalization of certain tax examinations.

          During the six months ended June 28, 2003, a tax benefit of $3.0 million was recorded for the related reduction in the 100% valuation allowance resulting from refunds totaling $63.5 million, received during the second quarter of 2003, exceeding the estimate made as of December 28, 2002 by approximately $3.0 million.

Contingent Repurchase Obligations

          We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative inventory financing sources, this estimate of our contingent repurchase obligation may not be precise. At July 3, 2004, we estimate our contingent repurchase obligation was approximately $260.0 million, before reduction for the resale value of the homes. As of July 3, 2004, our largest independent retailer, a nationwide retailer, had approximately $10.4 million of inventory subject to repurchase for up to 30 months from date of invoice. As of July 3, 2004, our next 24 largest independent retailers had an aggregate of approximately $44.6 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $0.6 million to $5.9 million per retailer. For the six months ended July 3, 2004, we paid $0.7 million to repurchase 23 homes and recorded related losses of $0.2 million. In the same period last year, we paid $3.4 million and incurred losses of $0.6 million related to the repurchase of 100 homes. Our estimated contingent repurchase obligation has declined during the industry downturn due to reduced sales and inventory at our independent retailers and due to an estimated 60% of independent retailer inventory being financed away from the primary national floor plan lenders. We do not always enter into repurchase agreements with these alternative floor plan lenders. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. During the second quarter of 2003, we agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to certain floor plan lenders resulting in a slightly higher repurchase exposure for a longer period of time.

Liquidity and Capital Resources

          Unrestricted cash balances totaled $115.9 million at July 3, 2004. For the six months ended July 3, 2004, net cash of $32.7 million was used for operating activities, including $30.1 million invested in working capital. During the period, accounts receivable increased by $16.9 million, inventories increased by $20.3 million and accounts payable increased by $7.1 million as a result primarily of typical seasonal factors in our business related to our stronger selling months. Cash provided during the period included $12.0 million from issuance of convertible preferred stock, $4.5 million from stock option exercises, $1.2 million from the disposal of fixed assets and $7.7 million from decreases in restricted cash balances. Cash uses during the period included $4.1 million for capital expenditures, $10.4 million for the purchase of Senior Notes due 2009 and $6.0 million to reduce other long-term debt, primarily to repay an industrial revenue bond. Also during the period we purchased and retired $13.5 million of our Senior Notes due 2009 and $13.5 million of our Senior Notes due 2007 in exchange for 3.9 million shares of the Company’s common stock.

          We have a committed $75 million revolving credit facility for letters of credit and general corporate purposes. This facility expires in January 2006. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. As of July 3, 2004, facility availability was $61.3 million of which $59.8 was used for letters of credit. We expect to continue to utilize availability under this facility principally for letters of credit. The facility contains financial covenants that are in effect only in the event that our liquidity, as defined, falls below $35 million. These covenants include required earnings, as defined, of $45.2 million and a required ratio of earnings to fixed charges, as defined, of 1.0 to 1 for each 12 month period ending on a fiscal quarter. For the 12 months ended July 3, 2004, our earnings, as defined, were $20.5 million and our ratio of earnings to fixed charges was 0.5 to 1. At July 3, 2004, our liquidity, as defined, was $107.5 million, which was in excess of $35 million such that these financial covenants were not in effect. We expect over the next 12 months to maintain liquidity at or in excess of the $35 million threshold. Thus, while our operating results may continue to be below the required levels of earnings and ratios of earnings to fixed charges, these covenant requirements are not expected to be in effect.

          We continuously evaluate the most efficient use of our capital, including without limitation, purchasing, refinancing or otherwise retiring our outstanding indebtedness, debt exchanges, restructuring of obligations, financings, and issuances of securities, whether in the open market or by other means and to the extent permitted by our financing arrangements. We will evaluate any such transaction in light of then existing market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

          The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guarantees of additional debt otherwise permitted to be incurred. The resulting effect at July 3, 2004, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $87 million of which no more than approximately $29 million could be secured debt, as defined.

          We have two floor plan facilities with total availability of $19.6 million, of which $14.1 million was outstanding at July 3, 2004. A $15 million floor plan financing facility contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the facility, at each fiscal month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of July 3, 2004, we had approximately $10.8 million outstanding under this facility and were in compliance with the covenant.

          We expect to spend less than $10 million in 2004 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term.

     Contingent liabilities and obligations

          We had significant contingent liabilities and obligations at July 3, 2004, including estimated wholesale repurchase obligations totaling approximately $260.0 million (without reduction for the resale value of the homes), surety bonds and letters of credit totaling $91.9 million and guarantees by certain of our consolidated subsidiaries of $5.7 million of debt of unconsolidated subsidiaries.

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

     Summary of liquidity and capital resources

          At July 3, 2004, our unrestricted cash balances totaled $115.9 million and we had unused availability of $5.5 million under our two floor plan facilities and $1.5 million of availability under our $75 million credit facility. Total cash available from these sources was approximately $123 million. In the first six months of 2004, continuing operating activities used cash of $32.7 million, and cash used for capital expenditures was $4.1 million. Currently, we expect annual cash flow from operating activities for 2004 and 2005 to be adequate to fund the operations and capital expenditures of the Company. Annual capital expenditures are currently expected not to exceed $10 million in 2004 and 2005. In addition, we have less than $2 million of scheduled cash payments for debt due in the remainder of 2004 and 2005. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses through 2005. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

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

     Goodwill

          We test for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate each reporting unit’s fair value versus its carrying value annually as of the end of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating a unit’s fair value, we calculate the present value of future cash flows based on forecasted sales volumes, the number of retail sales centers and homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. Past evaluations of goodwill have resulted in significant impairment charges. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future.

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

     Since mid-1999, the manufactured housing industry has experienced declining manufacturing shipments and retail sales, tightened consumer credit standards, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability. We estimate approximately half of the industry retail sales locations and manufacturing facilities have closed since mid-1999 as a result of these industry conditions. Since the beginning of the industry downturn, we have closed a significant number of homebuilding facilities and retail sales locations in an attempt to return to profitability. Since 2000, we have reported significant net losses including goodwill impairment charges, a valuation allowance of 100% of our deferred tax assets and restructuring charges, which are each discussed in more detail in Item 7 of our Form 10-K for 2003. If current trends in the industry continue, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

     Common stock and Senior Notes values – Our common stock price has been volatile and may continue to be volatile given current industry and economic conditions. Our Senior Notes have traded at significant discounts to face value and may in the future trade at discounts.

     The trading value per share of our stock has ranged from $1.65 to $11.68 during 2003 and the first six months of 2004. Additionally, our two issuances of Senior Notes have traded at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact the market prices of our common stock and Senior Notes in the future.

     Fluctuations in operating results – The cyclical and seasonal nature of the manufactured housing market has caused our sales and operating results to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

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

     Consumer financing availability - Tightened credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders have reduced our sales. If consumer financing were to become further curtailed or unavailable, our sales could decline further and our operating results and cash flows could suffer.

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

     In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at July 3, 2004 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 2 of this Report and in Item 7 of our Form 10-K for 2003. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

     At July 3, 2004, we also had contingent debt obligations related to surety bonds and letters of credit. In addition, we had guarantees by certain of our consolidated subsidiaries of debt of unconsolidated subsidiaries. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 2 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

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

     We have a $75.0 million revolving credit facility to use for letters of credit and general corporate purposes. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. The agreement contains certain financial covenants that require us, only in the event that our liquidity, as defined, falls below $35.0 million, to maintain certain levels of earnings, as defined, and certain ratios of earnings to fixed charges, as defined in the agreement. In addition, the facility contains covenants that limit our ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35.0 million, make certain investments, pay dividends and purchase or redeem our common stock. For additional detail and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 2 of this Report.

     One of our floor plan financing facilities contains a covenant requiring the maintenance of $35.0 million of liquidity, as defined in the facility, at each month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the related debt to become immediately due and payable. For additional detail and discussion concerning this facility and the amounts outstanding under this facility see “Liquidity and Capital Resources” in Item 2 of this Report.

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

     At July 3, 2004 there was $8.75 million of Series C preferred stock outstanding, which is convertible into common stock at a rate of $5.66 per share, and $12.0 million of Series B-2 preferred stock outstanding, which is convertible into common stock at a rate of $7.92 per share. The Series C and B-2 preferred stock have mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Our preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

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

     As of July 3, 2004, we had $6.0 million of a deferred purchase price obligation which is payable in quarterly installments of $2.0 million through January 3, 2005. Quarterly installments may be made in cash or shares of common stock, at our option. The number of shares to be issued in any quarterly payment depends on the market value of the common stock. As a result, assuming we elected to pay any quarterly installment in shares of common stock, as we have in the past, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          Our floor plan borrowings and obligations under industrial revenue bonds are subject to variable rates of interest based on the U.S. prime interest rate, short-term tax exempt rate indices and LIBOR, respectively. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.3 million, assuming average related debt of $26.5 million, the amount of outstanding borrowings at July 3, 2004.

Item 4. Controls and Procedures.

          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the quarter ended July 3, 2004, there were no changes in our internal control over financial reporting which materially affected, or would have been reasonably likely to have materially affected, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

          On January 5, 2004, April 5, 2004 and July 6, 2004 we issued 275,996 shares, 193,047 shares and 214,361 shares of our common stock, respectively, in connection with each of the $2.0 million quarterly installment payments under convertible promissory notes issued June 21, 2001. These notes represent a deferred purchase price obligation of the Company. Although these shares of common stock were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, such shares of common stock have been registered for resale under the Securities Exchange Act of 1933, pursuant to effective registration statements.

          On March 2, 2004, we completed the sale of 12,000 shares of Series B-2 Cumulative Convertible Preferred Stock to Fletcher International, Ltd. (“Fletcher”), an accredited investor, in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The sale was pursuant to the exercise by Fletcher of its right to purchase $12 million of preferred stock under an agreement dated as of June 29, 2001, by and between Fletcher and the Company. The Series B-2 preferred stock is convertible into our common stock at a rate of $7.92 per share through the mandatory redemption date of July 3, 2008. The aggregate purchase price for this preferred stock was $12 million and the proceeds were used for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

          On April 27, 2004 the Registrant held its 2004 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders with results as follows:

          1. Election of Directors

Nominee	Votes For	Votes Withheld
Robert W. Anestis	62,832,501	1,432,627
Eric S. Belsky	63,106,932	1,158,196
Selwyn Isakow	62,605,556	1,659,572
Brian D. Jellison	62,195,311	2,069,817
Albert A. Koch	62,835,709	1,429,419
G. Michael Lynch	62,606,854	1,658,274

Item 5. Other Information

          On June 30, 2003, in connection with the appointment of Albert A. Koch as Chairman of the Board, President and Chief Executive Officer, the Company entered into a letter agreement with AP Services, LLC, pursuant to which AP Services provides interim management services to the Company, including the services of Mr. Koch. Also on June 30, 2003, the Company entered into a letter agreement with AlixPartners, LLC, pursuant to which AlixPartners provided financial and operational consulting services to the Company. These agreements were approved by all of the independent members of the Board. Mr. Koch is a Principal of AlixPartners, LLC. The services of Mr. Koch provided under the AP Services agreement ended on July 31, 2004.

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

          In addition to the two June 30, 2003 agreements, the Board has approved seven agreements for AlixPartners to provide additional services and programs to the Company. The fees for six of these agreements are based on hourly rates and expenses and the fees for the other are contingent upon savings from that program. These agreements were reviewed and approved by the independent review committee and subsequently approved by the independent members of the Board. These agreements are being monitored by the independent review committee.

          During the three and six months ended July 3, 2004, we recorded expenses of $1.4 million and $1.8 million and paid fees of $0.8 million and $1.5 million, respectively, for services rendered under all of the arrangements with AP Services and AlixPartners, including the services of Mr. Koch.

Item 6. Exhibits and Reports on Form 8-K.

          (a) The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated August 4, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004.

31.2	Certification of Chief Financial Officer dated August 4, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004.

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated August 4, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004.

          (b) Current reports on Form 8-K

1)	April 21, 2004. Press release filed under Item 5 announcing Champion Enterprises, Inc. first quarter 2004 results with condensed consolidated financial information.

2)	June 16, 2004. Amendment and restatement of the Code of Ethics of Champion Enterprises, Inc. filed under Item 10.

3)	July 2, 2004. Amendment to current report on Form 8-K (Item 5) filed February 18, 2004.

4)	July 13, 2004. Press release filed under Item 5 announcing that William C. Griffiths was named president and chief executive officer of the Company effective August 1, 2004. In connection with this appointment, the Company entered into an Executive Employment Agreement with Mr. Griffiths.

5)	July 23, 2004. Press release filed under Item 5 announcing Champion Enterprises, Inc. second quarter 2004 results with condensed consolidated financial information.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

By:	/s/ PHYLLIS A. KNIGHT

Phyllis A. Knight
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

And:	/s/ RICHARD HEVELHORST

Richard Hevelhorst
Vice President and Controller
(Principal Accounting Officer)

Dated: August 4, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated August 4, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004.

31.2	Certification of Chief Financial Officer dated August 4, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004.

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated August 4, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2004.