Form 10-Q
period 2004-10-02
CHAMPION ENTERPRISES INC
filed 2004-10-25
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended October 2, 2004

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

     71,618,866 shares of the registrant’s $1.00 par value Common Stock were outstanding as of October 19, 2004.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statement of Shareholders’ Equity
Notes to Consolidated Financial Statements
Condensed Consolidating Statement of Operations
Condensed Consolidating Statement of Operations
Condensed Consolidating Balance Sheet
Condensed Consolidating Statement of Cash Flows
Condensed Consolidating Statement of Operations
Condensed Consolidating Statement of Operations
Condensed Consolidating Balance Sheet
Condensed Consolidating Statement of Cash Flows
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
Net sales	$315,674	$310,934	$858,865	$849,384
Cost of sales	257,406	271,117	712,385	728,044

Gross margin	58,268	39,817	146,480	121,340
Selling, general and administrative expenses	40,890	47,552	118,670	139,434
Goodwill impairment charges	—	34,183	—	34,183
Restructuring charges	—	20,100	—	20,100
Mark-to-market charge for common stock warrant	2,300	2,500	3,500	2,500
Loss (gain) on debt retirement	—	—	2,776	(13,833)

Operating income (loss)	15,078	(64,518)	21,534	(61,044)
Interest income	598	329	1,276	1,215
Interest expense	(4,869)	(6,996)	(15,130)	(21,859)

Income (loss) from continuing operations before income taxes	10,807	(71,185)	7,680	(81,688)
Income tax expense (benefit)	800	450	(10,300)	(1,950)

Income (loss) from continuing operations	10,007	(71,635)	17,980	(79,738)
Income (loss) from discontinued operations, net of taxes	(18)	(9,461)	1,118	(19,756)

Net income (loss)	$9,989	$(81,096)	$19,098	$(99,494)

Basic earnings (loss) per share (Note 10):
Income (loss) from continuing operations	$0.13	$(1.25)	$0.23	$(1.49)
Income (loss) from discontinued operations	—	(0.16)	0.02	(0.35)

Basic earnings (loss) per share	$0.13	$(1.41)	$0.25	$(1.84)

Weighted shares for basic EPS	71,300	57,498	70,020	56,260

Diluted earnings (loss) per share (Note 10):
Income (loss) from continuing operations	$0.12	$(1.25)	$0.23	$(1.49)
Income (loss) from discontinued operations	—	(0.16)	0.01	(0.35)

Diluted earnings (loss) per share	$0.12	$(1.41)	$0.24	$(1.84)

Weighted shares for diluted EPS	72,522	57,498	71,610	56,260

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	October 2, 2004	January 3, 2004
ASSETS
Current assets
Cash and cash equivalents	$132,707	$145,868
Restricted cash	529	8,341
Accounts receivable, trade	40,173	13,773
Inventories	124,012	98,824
Other current assets	13,484	18,325

Total current assets	310,905	285,131
Property, plant and equipment	223,270	224,807
Less-accumulated depreciation	132,396	128,986

	90,874	95,821
Goodwill	126,553	126,537
Non-current assets of discontinued operations	9	68
Other non-current assets	18,817	20,743

	$547,158	$528,300

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities
Floor plan payable	$13,861	$14,123
Accounts payable	36,200	26,724
Accrued warranty obligations	34,807	40,558
Accrued volume rebates	29,380	31,293
Accrued compensation and payroll taxes	22,545	17,400
Accrued self-insurance	27,835	31,189
Current liabilities of discontinued operations	108	3,173
Other current liabilities	46,275	47,184

Total current liabilities	211,011	211,644
Long-term liabilities
Long-term debt	201,323	245,468
Other long-term liabilities	39,117	47,510

	240,440	292,978
Contingent liabilities (Note 9)
Redeemable convertible preferred stock,
no par value, 5,000 shares authorized, 21 shares and 9 shares issued and outstanding, respectively	20,750	8,689
Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 71,422 and 65,470 shares issued and outstanding, respectively	71,422	65,470
Capital in excess of par value	160,871	125,386
Accumulated deficit	(157,030)	(175,450)
Accumulated other comprehensive loss	(306)	(417)

Total shareholders’ equity	74,957	14,989

	$547,158	$528,300

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Nine Months Ended
	October 2, 2004	September 27, 2003
Cash flows from operating activities
Income (loss) from continuing operations	$17,980	$(79,738)
Adjustments to reconcile income (loss) from continuing operations to net cash (used for) provided by operating activities:
Depreciation	8,666	12,215
Loss (gain) loss on debt retirement	2,776	(13,833)
Goodwill impairment charges	—	34,183
Mark-to-market charge for common stock warrant	3,500	2,500
Fixed asset impairment charges, net of gains	—	15,347
Gain on disposal of fixed assets, net	(840)	—
Decrease in allowance for tax adjustments	(12,000)	—
Increase/decrease
Accounts receivable	(26,400)	(13,327)
Refundable income taxes	3,123	60,920
Inventories	(25,188)	388
Cash collateral deposits	—	9,600
Accounts payable	9,476	5,849
Accrued liabilities	(125)	13,008
Other, net	3,116	8,588

Net cash (used for) provided by continuing operating activities	(15,916)	55,700

Cash flows from discontinued operations
Income (loss) from discontinued operations	1,118	(19,756)
(Increase) decrease in net assets of discontinued operations	(3,006)	25,076

Net cash (used for) provided by discontinued operations	(1,888)	5,320

Cash flows from investing activities
Additions to property, plant and equipment	(6,465)	(4,368)
Acquisition deferred purchase price payments	—	(3,882)
Investments in and advances to unconsolidated subsidiaries	(163)	(446)
Proceeds on disposal of fixed assets	3,645	5,193

Net cash used for investing activities	(2,983)	(3,503)

Cash flows from financing activities
Decrease in floor plan payable, net	(262)	(2,305)
Decrease in long-term debt	(6,340)	(480)
Purchase of Senior Notes	(10,395)	(35,830)
Increase in deferred financing costs	—	(1,985)
Decrease in restricted cash	7,888	50,371
Preferred stock issued, net	12,000	—
Common stock issued, net	5,154	1,064
Dividends paid on preferred stock	(419)	(937)

Net cash provided by financing activities	7,626	9,898

Net (decrease) increase in cash and cash equivalents	(13,161)	67,415
Cash and cash equivalents at beginning of period	145,868	77,381

Cash and cash equivalents at end of period	$132,707	$144,796

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statement of Shareholders’ Equity
Unaudited Nine Months Ended October 2, 2004
(In thousands)

	Common stock		Capital in excess of	Accumulated	Accumulated other comprehensive		Total comprehensive
	Shares	Amount	par value	deficit	income (loss)	Total	income
Balance at January 3, 2004	65,470	$65,470	$125,386	$(175,450)	$(417)	$14,989
Net income	—	—	—	19,098	—	19,098	$19,098
Preferred stock dividends	29	29	230	(678)	—	(419)
Stock options and benefit plans	1,388	1,388	4,055	—	—	5,443
Amortization of preferred stock issuance costs	—	—	(61)	—	—	(61)
Issuance for acquisition deferred purchase price payments	683	683	5,317	—	—	6,000
Issuance for purchase and retirement of debt	3,852	3,852	25,944	—	—	29,796
Foreign currency translation adjustments	—	—	—	—	111	111	111

Balance at October 2, 2004	71,422	$71,422	$160,871	$(157,030)	$(306)	$74,957	$19,209

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(Unaudited)

1. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of the interim period. All such adjustments are of a normal recurring nature except for 2003 restructuring charges discussed in Note 2, the decrease in the allowance for tax adjustments discussed in Note 3, the goodwill impairment charges recorded in the third quarter of 2003 discussed in Note 4, and the charge to retained earnings related to the induced conversion of the Series C Preferred Stock recorded in the first quarter of 2003 and discussed in Note 8. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of January 3, 2004 was derived from audited financial statements.

The Company exited its consumer finance business in the third quarter of 2003 and as a result that segment has been reported as discontinued operations for all periods presented.

For a description of significant accounting policies used by Champion Enterprises, Inc. (“the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.

Certain amounts reported in previous periods have been reclassified to conform to the 2004 presentation.

The Company accounts for its stock-based employee compensation programs under Accounting Principles Board (“APB”) Opinion No. 25. The additional disclosures and pro forma information required by Statement of Financial Accounting Standards (“SFAS”) No. 123 as amended by SFAS No. 148 follow. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the requirements of SFAS No. 123, pro forma net income (loss), income (loss) per share, and stock-based compensation expense would have been as indicated below:

	Three Months Ended
	October 2,	September 27,
	2004	2003
	(In thousands, except per share amounts)
Net income (loss) — as reported	$9,989	$(81,096)
Net income (loss) — pro forma	9,577	(79,895)
Basic income (loss) per share — as reported	0.13	(1.41)
Diluted income (loss) per share — as reported	0.12	(1.41)
Basic income (loss) per share — pro forma	0.12	(1.39)
Diluted income (loss) per share — pro forma	0.12	(1.39)
Stock-based employee compensation expense, net of related tax effects — as reported	256	2,423
Stock-based employee compensation expense, net of related tax effects — pro forma	668	1,222

	Nine Months Ended
	October 2,	September 27,
	2004	2003
	(In thousands, except per share amounts)
Net income (loss) — as reported	$19,098	$(99,494)
Net income (loss) — pro forma	18,521	(99,497)
Basic income (loss) per share — as reported	0.25	(1.84)
Diluted income (loss) per share — as reported	0.24	(1.84)
Basic income (loss) per share — pro forma	0.24	(1.84)
Diluted income (loss) per share — pro forma	0.23	(1.84)
Stock-based employee compensation expense, net of related tax effects — as reported	586	2,696
Stock-based employee compensation expense, net of related tax effects — pro forma	1,163	2,699

2. During the quarter ended September 27, 2003, the Company announced the closure of four manufacturing facilities, the relocation of one manufacturing facility and the closure of 35 retail sales centers and recorded $26.9 million of restructuring charges. Manufacturing charges totaled $20.6 million and included $15.1 million of fixed asset impairment charges, $3.3 million of additional warranty accruals and inventory write downs of $1.0 million. Retail charges totaled $8.4 million and included $4.6 million of inventory write downs and $2.0 million of fixed asset impairment charges. The inventory charges, net of intercompany profit elimination of $2.1 million (credit), and the warranty accruals were included in cost of sales. All other charges were included in restructuring charges.

The following table provides information regarding current year activity for restructuring reserves.

	Nine Months Ended October 2, 2004
	2003	Prior
	Closures	Closures	Total
		(In thousands)
Balance at beginning of year	$4,280	$3,793	$8,073
Cash payments:
Warranty costs	(1,039)	(476)	(1,515)
Other closing costs	(705)	(285)	(990)
Reversals credited to earnings:
Warranty costs	—	(1,000)	(1,000)
Other closing costs	(119)	(44)	(163)

Balance at October 2, 2004	$2,417	$1,988	$4,405

Period end balance comprised of:
Warranty costs	$1,551	$1,760	$3,311
Other closing costs	866	228	1,094

	$2,417	$1,988	$4,405

Warranty costs are expected to be paid over a three-year period after the related closures. The reversal of warranty costs during the nine months ended October 2, 2004 was due to better than expected payment experience. Other closing costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures. The reversal of other closing costs during the nine months ended October 2, 2004 consisted of adjustments to accruals for employee severance and lease terminations.

3. The provisions for income tax (benefit) differ from the amount of income tax (benefit) determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations as a result of the following differences:

	Nine Months Ended
	October 2,	September 27,
	2004	2003
	(In thousands)
Statutory U.S. tax rate	$2,700	$(28,600)
(Decrease) increase in rate resulting from:
Deferred tax valuation allowance	(4,200)	25,600
Decrease in allowance for tax adjustments	(12,000)	—
State taxes, net of federal tax effect	300	250
Other	2,900	800

Total income tax benefit	$(10,300)	$(1,950)

The Company currently provides a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. The Company has net operating losses incurred in 2003 totaling $77 million that are available to offset certain future taxable income. The effective tax rates for the nine months ended October 2, 2004 and September 27, 2003 differ from the 35% federal statutory rate in part because of this

100% valuation allowance. The 2004 tax rate was also affected by the decrease in the allowance for tax adjustments as a result of the finalization of certain tax examinations. The 2003 tax rate was also affected by a $3.0 million tax benefit for a reduction in the valuation allowance, as a result of receiving a tax refund in 2003 that exceeded the amount estimated as of December 28, 2002.

4. In the third quarter of 2003, as a result of the significant downsizing of its operations in reaction to ongoing reductions in industry sales and in accordance with SFAS No. 142, the Company performed a test for retail and manufacturing goodwill impairment using the income approach. Under this method, the fair value of the reporting unit is determined based on the present value of estimated future cash flows that the reporting unit is expected to generate over its remaining life. In applying this method, the Company was required to make estimates of future operating trends and judgments about discount rates and other variables. Actual future results could differ from these estimates. In applying the income approach, it assumed a cash flow period of five years, a discount rate of 12%, and a terminal value of the fifth year’s estimated cash flows for the next five years. The results of this impairment test indicated that retail goodwill had no value, resulting in a non-cash pretax impairment charge equal to the then remaining balance of retail goodwill of $34.2 million, which was recorded in the quarter ended September 27, 2003.

5. A summary of inventories by component follows:

	October 2,	January 3,
	2004	2004
	(In thousands)
New manufactured homes	$51,756	$42,547
Raw materials	33,629	25,953
Work-in-process	7,997	6,204
Other inventory	30,630	24,120

	$124,012	$98,824

Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

6. The Company’s manufacturing operations generally provide retail homebuyers with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the nine months ended October 2, 2004. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

Accrued Warranty
Obligations
(In thousands)
Reserves at January 3, 2004	$47,058
Warranty expense provided, net	34,327
Cash warranty payments	(40,078)

Reserves at October 2, 2004	$41,307

7. Long-term debt by component consisted of the following:

	October 2,	January 3,
	2004	2004
	(In thousands)
7.625% Senior Notes due 2009	$89,273	$113,715
11.25% Senior Notes due 2007	97,510	111,010
Obligations under industrial revenue bonds	12,430	18,145
Other debt	2,110	2,598

	$201,323	$245,468

No Senior Notes or industrial revenue bonds were retired during the quarter ended October 2, 2004 or September 27, 2003. During the quarter ended July 3, 2004, the Company purchased and retired $10.9 million of its Senior Notes due 2009 for cash payments of $10.4 million, resulting in a pretax gain of $0.5 million. During the first quarter of 2004, the Company purchased and retired $13.5 million of the Senior Notes due 2009 and $13.5 million of the Senior Notes due 2007 in exchange for Company common stock totaling 3.9 million shares, resulting in a pretax loss of $3.2 million. Also during the first quarter of 2004, the Company repaid a $5.7 million obligation under an industrial revenue bond. During the six months ended June 28, 2003 the Company purchased and retired $35.5 million of its Senior Notes due 2009 and $15.0 million of the Senior Notes due 2007 for cash payments of $35.8 million, resulting in a pretax gain of $13.8 million.

In January 2003, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Availability under the credit facility is subject to a borrowing base calculated as percentages of eligible accounts receivable, inventory and fixed assets. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. The line of credit is collateralized by accounts receivable, inventories, property, plant, and equipment, cash and other assets. As of October 2, 2004, facility availability was $65.1 million, of which $60.8 million was used for letters of credit issued under the facility. There were no borrowings outstanding and the Company’s liquidity was $128 million, which was in excess of $35 million such that no financial covenants were in effect.

The Company has two floor plan facilities with total availability of $19.6 million of which $13.9 million was outstanding at October 2, 2004. A $15 million floor plan financing facility contains a covenant requiring the maintenance of a minimum $35 million of liquidity, as defined in the facility, at each fiscal month end. In the event of non-compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of October 2, 2004, the Company had approximately $10.3 million outstanding under this facility and was in compliance with the covenant.

8. During the first quarter of 2004, the preferred shareholder exercised its right to purchase $12 million of Series B-2 preferred stock. At October 2, 2004 redeemable convertible preferred stock consisted of $8.75 million of Series C and $12 million of Series B-2 with mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Both Series have a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock.

During the first quarter of 2003, terms of the Series C preferred stock were amended to accelerate the modification of the conversion price to $5.66 and the preferred shareholder agreed to convert $16.25 million of the Series C cumulative convertible preferred stock by March 12, 2003. Upon conversion, 2.9 million shares of common stock were issued. This amendment to the preferred stock terms was accounted for as an induced conversion, resulting in a charge to retained earnings of $3.5 million during the first quarter of 2003.

In connection with the issuance of the Series C preferred stock in 2002, the Company issued to the preferred shareholder a warrant, which is currently exercisable based on approximately 2.2 million shares at a strike price of $11.52 per share. Annually, on April 2 of each year, the warrant strike price increases by $0.75 per share. The warrant expires on April 2, 2009 and is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise. During the quarter and nine months ended October 2, 2004, as a result of changes in the Company’s common stock price, the Company recorded mark-to-market charges of $2.3 million and $3.5 million, respectively, for the change in estimated fair value of the warrant.

9. The majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at October 2, 2004 was estimated to be approximately $250 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Repurchase losses incurred on homes repurchased totaled $0.2 million for the nine months ended October 2, 2004 and $0.8 million for the nine months ended September 27, 2003. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. During the second quarter of 2003, the Company agreed to extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders resulting in a slightly higher repurchase exposure to the Company for a longer period of time.

At October 2, 2004 the Company was contingently obligated for approximately $61.1 million under letters of credit, primarily comprised of $15.1 million to support insurance reserves, $12.6 million to support long-term debt, $27.7 million to secure surety bonds and $5.0 million to support floor plan facilities of independent retailers. Champion was also contingently obligated for $31.8 million under surety bonds, generally to support insurance and license and service bonding requirements. Approximately $27.8 million of the letters of credit and $20.8 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At October 2, 2004 certain of the Company’s subsidiaries were guarantors of $5.6 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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

10. Earnings per share calculations for 2004 include an allocation of income to participating securities pursuant to the provisions of EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” as discussed in Note 14. Prior periods have been restated, as necessary, to conform.

The Company’s potentially dilutive securities consist of outstanding stock options and awards, deferred purchase price obligations, convertible preferred stock and common stock warrants. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. Outstanding stock options and deferred purchase price obligations were not considered in determining the denominator for diluted earnings per share (“EPS”) for the three and nine months ended September 27, 2003 because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Numerator
Net income (loss)	$9,989	$(81,096)	$19,098	$(99,494)
Plus loss (less income) from discontinued operations	18	9,461	(1,118)	19,756
Less preferred stock dividends	(259)	(164)	(678)	(619)
Less amount allocated to participating securities holders	(674)	—	(1,146)	—
Less charge to retained earnings for induced conversion of preferred stock	—	—	—	(3,488)

Income (loss) from continuing operations available to common shareholders for basic and diluted EPS	9,074	(71,799)	16,156	(83,845)

(Loss) income from discontinued operations	(18)	(9,461)	1,118	(19,756)
Less amount allocated to participating securities	—	—	(74)	—

(Loss) income from discontinued operations available to common shareholders for basic and diluted EPS	(18)	(9,461)	1,044	(19,756)

Income (loss) available to common shareholders for basic and diluted EPS	$9,056	$(81,260)	$17,200	$(103,601)

Denominator
Shares for basic EPS—weighted average shares outstanding	71,300	57,498	70,020	56,260
Plus effect of dilutive securities
Deferred purchase price obligations	423	—	647	—
Stock options and awards	799	—	943	—

Shares for diluted EPS	72,522	57,498	71,610	56,260

11. The Company evaluates the performance of its manufacturing and retail segments based on income (loss) before interest, income taxes and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income (loss) to consolidated income (loss) from continuing operations before income taxes follow:

	Three Months Ended
	October 2,	September 27,
	2004	2003
	(In thousands)
Net sales
Manufacturing	$269,498	$260,997
Retail	72,976	74,948
Less: intercompany	(26,800)	(25,011)

Consolidated net sales	$315,674	$310,934

Income (loss) from continuing operations before income taxes:
Manufacturing segment income (loss)	$22,092	$(10,111)
Retail segment income (loss)	1,591	(9,360)
General corporate expenses	(6,505)	(10,355)
Mark-to-market charge for common stock warrant	(2,300)	(2,500)
Goodwill impairment charges	—	(34,183)
Interest expense, net	(4,271)	(6,667)
Intercompany eliminations	200	1,991

Income (loss) from continuing operations before income taxes	$10,807	$(71,185)

	Nine Months Ended
	October 2,	September 27,
	2004	2003
	(In thousands)
Net sales
Manufacturing	$748,437	$733,261
Retail	186,728	203,109
Less: intercompany	(76,300)	(86,986)

Consolidated net sales	$858,865	$849,384

Income (loss) from continuing operations before income taxes:
Manufacturing segment income (loss)	$44,313	$(3,954)
Retail segment income (loss)	3,371	(12,780)
General corporate expenses	(19,374)	(24,076)
Mark-to-market charge for common stock warrant	(3,500)	(2,500)
(Loss) gain on debt retirement	(2,776)	13,833
Goodwill impairment charges	—	(34,183)
Interest expense, net	(13,854)	(20,644)
Intercompany eliminations	(500)	2,616

Income (loss) from continuing operations before income taxes	$7,680	$(81,688)

For the three and nine months ended September 27, 2003, manufacturing segment income (loss) included $20.6 million of charges for restructurings announced during the third quarter and $2.1 million of additional warranty expense for manufacturing facilities closed in prior years. Manufacturing segment income (loss) for the nine months ended September 27, 2003 also includes a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer.

For the three and nine months ended September 27, 2003, retail segment loss included $8.4 million of restructuring charges incurred for the closure of 35 retail sales centers. Retail floor plan interest expense not charged to retail segment income (loss) totaled $0.3 million and $0.9 million for the three and nine months ended October 2, 2004, respectively, and $0.2 million and $1.1 million for the three and nine months ended September 27, 2003, respectively.

In the third quarter of 2003, certain of the Company’s executive officers terminated employment with the Company.

These terminations resulted in severance and contract-related charges totaling $4.4 million, which are included in general corporate expenses.

12. In 2003 the Company exited its consumer finance business. Income from discontinued operations for the nine months ended October 2, 2004 consisted primarily of a favorable adjustment from the settlement of remaining contractual obligations. The loss from discontinued operations for the three months ended September 27, 2003 included a goodwill impairment charge of $4.1 million and other exit costs. In addition, the loss from discontinued operations for the nine months ended September 27, 2003 included charges totaling $5.4 million to value its finance loans receivable at the lower of cost or market as well as operating losses.

13. Commencing June 30, 2003, the Company engaged AlixPartners, LLC, a consulting firm, one of whose Principals, Albert A. Koch, served until July 31, 2004 as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. On August 17, 2004 Mr. Koch resigned as a member of the Company’s Board of Directors. During the three and nine months ended October 2, 2004, the Company recorded expenses of $1.3 million and $3.7 million and paid fees of $0.9 million and $2.4 million, respectively, to AlixPartners, LLC and AP Services, LLC, its affiliate, for services rendered, including the services of Mr. Koch. Related expenses and payments in the quarter ended September 27, 2003 were $1.3 million and $0.8 million, respectively.

14. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Under previous practice, entities were included in consolidated financial statements generally based on controlling voting interests or in other special situations. Under this Interpretation, certain previously unconsolidated entities (often referred to as “special purpose entities”) will be included in the consolidated financial statements of the “primary beneficiary” as a result of non-voting financial interests, which are established through contractual or other means. The adoption of Interpretation No. 46 by the Company in the first quarter of 2004 had no material impact on the Company’s financial statements for the three and nine months ended October 2, 2004.

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF Abstract 03-6, “Participating Securities and the Two-Class method under FASB Statement No. 128” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. Participating securities are those securities that may participate in dividends paid on common stock. Allocation of earnings is made according to a pre-determined formula with, at times, an upper limit on the extent of participation, regardless of whether earnings would actually be distributed and whether there are limitations on a company’s ability to pay dividends. EITF 03-6 became effective on March 31, 2004 and was implemented by the Company in the quarter ended July 3, 2004. Prior periods have been restated, as necessary, to conform, which resulted in the allocation of income to participating securities holders in periods with net income. See Note 10.

15. During the second quarter of 2004, the Company issued 29,000 shares of common stock in payment of preferred stock dividends totaling $0.3 million. During the first quarter of 2004, the Company purchased and retired $13.5 million of its Senior Notes due 2009 and $13.5 million of its Senior Notes due 2007 in exchange for 3.9 million shares of Company common stock. In addition, during the three and nine months ended October 2, 2004, the Company issued 214,000 shares and 683,000 shares of common stock, respectively, in payment of $2.0 million and $6.0 million, respectively, of deferred purchase price obligations. During the three and nine months ended September 27, 2003, the Company issued 470,000 and 1,440,000 shares of common stock, respectively, in payment of $2.0 million and $6.0 million, respectively, of deferred purchase price obligations.

16. As of October 15, 2004, the Company sold the assets and business of its Western retail region, comprised of four traditional sales centers and four other sales locations that had sales of $11.9 million for the nine months ended October 2, 2004. The assets sold consisted primarily of new homes and other inventory. The sale price was cash of approximately $4.1 million and the buyer assumed certain liabilities of the business totaling approximately $0.3 million. No significant gain or loss will result from this transaction.

17. Substantially all subsidiaries of CHB are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. In addition, CHB is a guarantor and substantially all of its subsidiaries are guarantors of the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.

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

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations
For the Three Months Ended October 2, 2004

				Non-
			Guarantor	guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Net sales	$—	$80,966	$247,593	$13,915	$(26,800)	$315,674
Cost of sales	—	69,399	204,256	10,751	(27,000)	257,406

Gross margin	—	11,567	43,337	3,164	200	58,268
Selling, general and administrative expenses	—	6,007	33,131	1,752	—	40,890
Mark-to-market charge for common stock warrant	2,300	—	—	—	—	2,300

Operating (loss) income	(2,300)	5,560	10,206	1,412	200	15,078
Interest income	1,716	1,832	558	39	(3,547)	598
Interest expense	(1,716)	(2,783)	(3,917)	—	3,547	(4,869)

(Loss) income from continuing operations before income taxes	(2,300)	4,609	6,847	1,451	200	10,807
Income tax expense	—	50	50	700	—	800

(Loss) income from continuing operations	(2,300)	4,559	6,797	751	200	10,007
Loss from discontinued operations	—	—	(18)		—	(18)

(Loss) income before equity in income of consolidated subsidiaries	(2,300)	4,559	6,779	751	200	9,989
Equity in income of consolidated subsidiaries	12,089	7,530	—	—	(19,619)	—

Net income	$9,789	$12,089	$6,779	$751	$(19,419)	$9,989

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations
For the Nine Months Ended October 2, 2004

				Non-
			Guarantor	guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$217,768	$682,426	$34,971	$(76,300)	$858,865
Cost of sales	—	188,035	572,771	27,379	(75,800)	712,385

Gross margin	—	29,733	109,655	7,592	(500)	146,480
Selling, general and administrative expenses	—	20,599	93,141	4,930	—	118,670
Mark-to-market charge for common stock warrant	3,500	—	—	—	—	3,500
Loss on debt retirement	12	2,696	68	—	—	2,776

Operating (loss) income	(3,512)	6,438	16,446	2,662	(500)	21,534
Interest income	5,621	5,597	1,193	83	(11,218)	1,276
Interest expense	(5,621)	(8,449)	(12,277)	(1)	11,218	(15,130)

(Loss) income from continuing operations before income taxes	(3,512)	3,586	5,362	2,744	(500)	7,680
Income tax expense (benefit)	—	150	(11,850)	1,400	—	(10,300)

(Loss) income from continuing operations	(3,512)	3,436	17,212	1,344	(500)	17,980
Income (loss) from discontinued operations	—	—	1,135	(17)	—	1,118

(Loss) income before equity in income of consolidated subsidiaries	(3,512)	3,436	18,347	1,327	(500)	19,098
Equity in income of consolidated subsidiaries	23,110	19,674	—	—	(42,784)	—

Net income	$19,598	$23,110	$18,347	$1,327	$(43,284)	$19,098

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet
As of October 2, 2004

				Non-
			Guarantor	guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$113,316	$2,475	$16,987	$(71)	$132,707
Restricted cash	—	309	220	—	—	529
Accounts receivable, trade	—	13,917	29,613	859	(4,216)	40,173
Inventories	—	16,365	108,390	3,257	(4,000)	124,012
Other current assets	—	8,469	97,473	298	(92,756)	13,484

Total current assets	—	152,376	238,171	21,401	(101,043)	310,905

Property, plant and equipment, net	—	26,654	62,100	2,120	—	90,874
Goodwill	—	—	125,783	770	—	126,553
Investment in consolidated subsidiaries	30,120	319,702	137,221	6,817	(493,860)	—
Non-current assets of discontinued operations	—	—	9	—	—	9
Other non-current assets	734	3,057	6,361	8,665	—	18,817

	$30,854	$501,789	$569,645	$39,773	$(594,903)	$547,158

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$13,861	$—	$—	$13,861
Accounts payable	—	11,537	24,446	2,074	(1,857)	36,200
Accrued warranty obligations	—	7,346	26,582	879	—	34,807
Accrued volume rebates	—	10,200	17,333	1,947	(100)	29,380
Current liabilities of discontinued operations	—	—	108	—	—	108
Other current liabilities	2,591	121,965	65,106	(350)	(92,657)	96,655

Total current liabilities	2,591	151,048	147,436	4,550	(94,614)	211,011

Long-term liabilities
Long-term debt	89,273	104,912	7,138	—	—	201,323
Other long-term liabilities	6,800	8,210	23,970	137	—	39,117

	96,073	113,122	31,108	137	—	240,440

Intercompany balances	(155,844)	(35,115)	521,797	5,237	(336,075)	—
Redeemable convertible
preferred stock	20,750	—	—	—	—	20,750
Shareholders’ equity
Common stock	71,422	1	59	4	(64)	71,422
Capital in excess of par value	160,871	613,336	274,318	32,733	(920,387)	160,871
Accumulated deficit	(165,009)	(340,603)	(405,073)	(2,582)	756,237	(157,030)
Accumulated other comprehensive income (loss)	—	—	—	(306)	—	(306)

Total shareholders’ equity	67,284	272,734	(130,696)	29,849	(164,214)	74,957

	$30,854	$501,789	$569,645	$39,773	$(594,903)	$547,158

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended October 2, 2004

				Non-
			Guarantor	guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used for) operating activities	$4,996	$(20,145)	$(4,323)	$4,148	$(592)	$(15,916)

Net cash used for discontinued operations	—	—	(1,871)	(17)	—	(1,888)

Cash flows from investing activities
Additions to property plant and equipment	—	(1,153)	(4,966)	(346)	—	(6,465)
Investments in and advances to unconsolidated subsidiaries	—	—	(54)	(109)	—	(163)
Investments in and advances to consolidated subsidiaries	(11,336)	5,540	4,955	320	521	—
Proceeds on disposal of fixed assets	—	1	3,596	48	—	3,645

Net cash provided by (used for) investing activities	(11,336)	4,388	3,531	(87)	521	(2,983)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(233)	(29)	—	(262)
Decrease in other long-term debt	—	—	(6,340)	—	—	(6,340)
Purchase of Senior Notes	(10,395)	—	—	—	—	(10,395)
Decrease in restricted cash	—	1	7,887	—	—	7,888
Preferred stock issued, net	12,000	—	—	—	—	12,000
Common stock issued, net	5,154	—	—	—	—	5,154
Dividends paid on preferred stock	(419)	—	—	—	—	(419)

Net cash provided by (used for) financing activities	6,340	1	1,314	(29)	—	7,626

Net (decrease) increase in cash and cash equivalents	—	(15,756)	(1,349)	4,015	(71)	(13,161)
Cash and cash equivalents at beginning of period	—	129,072	3,824	12,972	—	145,868

Cash and cash equivalents at end of period	$—	$113,316	$2,475	$16,987	$(71)	$132,707

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations
For the Three Months Ended September 27, 2003

				Non-
			Guarantor	guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(In thousands)
Net sales	$—	$64,317	$260,723	$10,905	$(25,011)	$310,934
Cost of sales	—	61,424	228,278	8,615	(27,200)	271,117

Gross margin	—	2,893	32,445	2,290	2,189	39,817
Selling, general and administrative expenses	—	19,729	26,195	1,430	198	47,552
Goodwill impairment charges	—	—	34,183	—	—	34,183
Restructuring charges	—	304	19,796	—	—	20,100
Mark-to-market charge for common stock warrant	2,500	—	—	—	—	2,500

Operating (loss) income	(2,500)	(17,140)	(47,729)	860	1,991	(64,518)
Interest income	2,657	2,892	188	18	(5,426)	329
Interest expense	(2,657)	(3,893)	(5,871)	(1)	5,426	(6,996)

(Loss) income from continuing operations before income taxes	(2,500)	(18,141)	(53,412)	877	1,991	(71,185)
Income tax expense	—	—	—	450	—	450

(Loss) income from continuing operations	(2,500)	(18,141)	(53,412)	427	1,991	(71,635)
(Loss) income from discontinued operations	—	—	(9,153)	(964)	656	(9,461)

(Loss) income before equity in (loss) income of consolidated subsidiaries	(2,500)	(18,141)	(62,565)	(537)	2,647	(81,096)
Equity in (loss) income of consolidated subsidiaries	(81,243)	(63,102)	—	—	144,345	—

Net (loss) income	$(83,743)	$(81,243)	$(62,565)	$(537)	$146,992	$(81,096)

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 27, 2003

				Non-
			Guarantor	guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$174,252	$731,121	$30,997	$(86,986)	$849,384
Cost of sales	—	158,682	634,398	24,764	(89,800)	728,044

Gross margin	—	15,570	96,723	6,233	2,814	121,340
Selling, general and administrative expenses	—	40,210	94,835	4,191	198	139,434
Goodwill impairment charges	—	—	34,183	—	—	34,183
Restructuring charges	—	304	19,796	—	—	20,100
Mark-to-market charge for common stock warrant	2,500	—	—	—	—	2,500
Gain on debt retirement	(12,555)	(1,278)	—	—	—	(13,833)

Operating income (loss)	10,055	(23,666)	(52,091)	2,042	2,616	(61,044)
Interest income	8,543	8,836	1,099	116	(17,379)	1,215
Interest expense	(8,543)	(11,749)	(18,928)	(18)	17,379	(21,859)

Income (loss) from continuing operations before income taxes	10,055	(26,579)	(69,920)	2,140	2,616	(81,688)
Income tax expense (benefit)	403	(9,521)	7,423	(255)	—	(1,950)

Income (loss) from continuing operations	9,652	(17,058)	(77,343)	2,395	2,616	(79,738)
Loss from discontinued operations	—	—	(16,733)	(866)	(2,157)	(19,756)

Income (loss) before equity in (loss) income of consolidated subsidiaries	9,652	(17,058)	(94,076)	1,529	459	(99,494)
Equity in (loss) income of consolidated subsidiaries	(109,605)	(92,547)	—	—	202,152	—

Net (loss) income	$(99,953)	$(109,605)	$(94,076)	$1,529	$202,611	$(99,494)

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Balance Sheet
As of January 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$129,072	$3,824	$12,972	$—	$145,868
Restricted cash	—	310	8,031	—	—	8,341
Accounts receivable, trade	—	5,952	13,229	892	(6,300)	13,773
Inventories	—	11,862	85,182	1,930	(150)	98,824
Other current assets	—	17,900	92,872	415	(92,862)	18,325

Total current assets	—	165,096	203,138	16,209	(99,312)	285,131

Property, plant and equipment, net	—	27,913	65,831	2,077	—	95,821
Goodwill	—	—	125,783	754	—	126,537
Investment in consolidated subsidiaries	18,441	315,730	110,039	6,866	(451,076)	—
Non-current assets of discontinued operations	—	—	68	—	—	68
Other non-current assets	1,095	9,067	1,809	8,772	—	20,743

	$19,536	$517,806	$506,668	$34,678	$(550,388)	$528,300

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$14,094	$29	$—	$14,123
Accounts payable	—	6,774	19,273	777	(100)	26,724
Accrued warranty obligations	—	10,926	28,858	774	—	40,558
Accrued volume rebates	—	9,580	19,841	1,872	—	31,293
Current liabilities of discontinued operations	—	—	3,177	(4)	—	3,173
Other current liabilities	1,078	138,008	48,764	685	(92,762)	95,773

Total current liabilities	1,078	165,288	134,007	4,133	(92,862)	211,644

Long-term liabilities
Long-term debt	113,715	118,444	13,309	—	—	245,468
Other long-term liabilities	3,300	34,417	9,659	134	—	47,510

	117,015	152,861	22,968	134	—	292,978

Intercompany balances	(113,635)	(41,151)	487,574	2,959	(335,747)	—
Redeemable convertible preferred stock	8,689	—	—	—	—	8,689
Shareholders’ equity
Common stock	65,470	1	59	4	(64)	65,470
Capital in excess of par value	125,386	613,336	273,160	34,740	(921,236)	125,386
Accumulated deficit	(184,467)	(372,529)	(411,100)	(6,875)	799,521	(175,450)
Accumulated other comprehensive income (loss)	—	—	—	(417)	—	(417)

Total shareholders’ equity	6,389	240,808	(137,881)	27,452	(121,779)	14,989

	$19,536	$517,806	$506,668	$34,678	$(550,388)	$528,300

CHAMPION ENTERPRISES, INC.
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 27, 2003

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used for) operating activities	$10,172	$76,616	$(35,069)	$3,165	$816	$55,700

Net cash (used for) provided by discontinued operations	—	—	(5,903)	11,079	144	5,320

Cash flows from investing activities
Acquisition deferred purchase price payments	—	—	(3,882)	—	—	(3,882)
Additions to property plant and equipment	—	(894)	(3,261)	(213)	—	(4,368)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(446)	—	(446)
Investments in and advances to consolidated subsidiaries	12,300	(46,060)	48,773	(14,053)	(960)	—
Proceeds on disposal of fixed assets	—	694	2,899	1,600	—	5,193

Net cash provided by (used for) investing activities	12,300	(46,260)	44,529	(13,112)	(960)	(3,503)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(1,951)	(354)	—	(2,305)
Decrease in other long-term debt	—	(83)	(328)	(69)	—	(480)
Purchase of Senior Notes	(22,599)	(13,231)	—	—	—	(35,830)
Increase in deferred financing costs	—	(1,985)	—	—	—	(1,985)
Decrease in restricted cash	—	49,174	538	659	—	50,371
Common stock issued, net	1,064	—	—	—	—	1,064
Dividends paid on preferred stock	(937)	—	—	—	—	(937)

Net cash (used for) provided by financing activities	(22,472)	33,875	(1,741)	236	—	9,898

Net increase in cash and cash equivalents	—	64,231	1,816	1,368	—	67,415
Cash and cash equivalents at beginning of period	—	68,628	(1,913)	10,666	—	77,381

Cash and cash equivalents at end of period	$—	$132,859	$(97)	$12,034	$—	$144,796

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations
Three and Nine Months Ended October 2, 2004
versus the Three and Nine Months Ended September 27, 2003

Overview

     We are a leading producer of factory-built housing in the U.S. As of October 2, 2004, we operated 29 homebuilding facilities in 14 states and two provinces in western Canada. As of October 2, 2004, our manufactured homes were sold through 81 Company-owned sales centers in 21 states, consisting of 58 traditional locations and 23 other sales locations. Our homes are also sold through approximately 2,400 independent sales centers across the U.S. and western Canada and directly to an estimated 500 builders and developers. More than 825 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network.

     Our pretax income from continuing operations in the third quarter of 2004 increased by $82.0 million over the third quarter of 2003, of which $61.1 million was related to 2003 charges for goodwill impairment and restructurings. Our results for the quarter showed improvements in the manufacturing and retail segments as compared to results in the third quarter of 2003, partly as a result of our restructuring actions in 2003 and prior years to eliminate under-performing operations and rationalize our operations and capacity in light of industry conditions. In addition, our manufacturing operations showed improved results in the quarter versus the third quarter of 2003 as a result of improved pricing and purchasing, as well as production efficiencies from operating many of our plants with stronger backlogs.

     Net interest expense in the quarter was lower by $2.4 million due to debt reduction. During the nine months ended October 2, 2004, we continued to focus on improving our financial position and reducing debt. We purchased and retired $37.9 million of our Senior Notes in exchange for payments of our common stock totaling 3.9 million shares and cash totaling $10.4 million, resulting in a net pretax loss of $2.8 million. We also repaid a $5.7 million industrial revenue bond. Since the beginning of 2003, we have reduced indebtedness by approximately $180 million.

     According to data reported by the Institute for Building Technology and Safety (“IBTS”), U.S. industry manufacturing shipments of HUD code homes for the first eight months of 2004 declined by 4.3% from shipments in the comparable 2003 period. According to data reported by Manufactured Housing Institute, U.S. industry manufacturing shipments of modular homes for the first six months of 2004 increased 15% from shipments in the comparable 2003 period.

     We are focusing on matching our manufacturing capacity and number of Company-owned retail sales centers to industry conditions, and improving or eliminating under-performing manufacturing facilities and retail sales centers. We continually review our manufacturing capacity and the number and locations of Company-owned retail sales centers and will make further adjustments as deemed necessary.

Consolidated Results

	Three Months Ended		%
	October 2, 2004	September 27, 2003	Change
	(Dollars in millions)
Net sales
Manufacturing	$269.5	$261.0	3%
Retail	73.0	74.9	(3%)
Less: Intercompany	(26.8)	(25.0)

Total net sales	$315.7	$310.9	2%

Gross margin	$58.3	$39.8	46%
Selling, general and administrative expenses (“SG&A”)	40.9	47.5	(14%)
Mark to market charge for common stock warrant	2.3	2.5	(8%)
Goodwill impairment charges	—	34.2
Restructuring charges	—	20.1

Operating income (loss)	$15.1	$(64.5)

As a percent of net sales
Gross margin	18.5%	12.8%
SG&A	13.0%	15.3%
Operating income (loss)	4.8%	(20.7%)

	Nine Months Ended		%
	October 2, 2004	September 27, 2003	Change
	(Dollars in millions)
Net sales
Manufacturing	$748.5	$733.3	2%
Retail	186.7	203.1	(8%)
Less: Intercompany	(76.3)	(87.0)

Total net sales	$858.9	$849.4	1%

Gross margin	$146.5	$121.4	21%
Selling, general and administrative expenses (“SG&A”)	118.7	139.4	(15%)
Mark to market charge for common stock warrant	3.5	2.5	40%
Goodwill impairment charges	—	34.2
Restructuring charges	—	20.1
Loss (gain) on debt retirement	2.8	(13.8)

Operating income (loss)	$21.5	$(61.0)

As a percent of net sales
Gross margin	17.1%	14.3%
SG&A	13.8%	16.4%
Operating income (loss)	2.5%	(7.2%)

        Net sales for the quarter and nine months ended October 2, 2004 increased from the comparable period in 2003 due primarily to sales price increases in both segments, partially offset by selling fewer homes as a result of operating fewer manufacturing facilities and retail sales centers. During the quarter ended October 2, 2004, we operated 29 manufacturing facilities and an average of 80 retail sales centers compared to 34 manufacturing facilities and an average of 98 sales centers during the third quarter of 2003.

        Gross margin for the three and nine months ended October 2, 2004 increased $18.5 million and $25.1 million, respectively, from the comparable periods of 2003. A portion of the improvement was due to $6.8 million of manufacturing and retail restructuring costs and a warranty provision of $2.1 million for previously closed plants included in 2003 results. Additionally, manufacturing gross margin increased significantly due to improved pricing and purchasing, as well as production efficiencies from operating many of our plants with stronger backlogs in 2004 and the closure of under-performing plants in 2003. In addition, in the third quarter of 2004 closed plant warranty reserves were reduced by $1.0 due to better than expected experience.

        SG&A for the three and nine months ended October 2, 2004 declined by $6.7 million and $20.8 million, respectively, from the comparable periods of 2003 primarily due to $4.4 million of executive severance costs in 2003 and the operation of fewer manufacturing facilities and retail sales centers in 2004.

        During the quarter and nine months ended October 2, 2004, as a result of changes in the Company’s common stock price, the Company recorded mark-to-market charges of $2.3 million and $3.5 million, respectively, for the increase in estimated fair value of an outstanding common stock warrant. In the comparable periods of 2003, a mark-to-market charge of $2.5 million was recorded. During the nine months ended October 2, 2004, operating results included a net loss of $2.8 million for the purchase and retirement of $37.9 million of Senior Notes in exchange for 3.9 million shares of Company common stock and $10.4 million of cash. During the nine months ended September 27, 2003, we purchased and retired $35.6 million of Senior Notes due 2009 and $15.0 of Senior Notes due 2007 for cash totaling approximately $35.8 million, resulting in a gain of $13.8 million.

Manufacturing Operations

        We evaluate the performance of our manufacturing segment based on income (loss) before interest, income taxes and general corporate expenses.

	Three Months Ended		%
	October 2, 2004	September 27, 2003	Change
Manufacturing segment net sales (in millions)	$269.5	$261.0	3%
Manufacturing segment income (loss) (in millions)	$22.1	$(10.1)	318%
Manufacturing segment margin %	8.2%	(3.9%)
Homes sold	6,039	6,787	(11%)
Floors sold	11,582	12,837	(10%)
Multi-section mix	84%	83%
Average home price	$43,000	$37,000	16%

	Nine Months Ended		%
	October 2, 2004	September 27, 2003	Change
Manufacturing segment net sales (in millions)	$748.5	$733.3	2%
Manufacturing segment income (loss) (in millions)	$44.3	$(4.0)	1221%
Manufacturing segment margin %	5.9%	(0.5%)
Homes sold	17,398	19,383	(10%)
Floors sold	33,343	36,686	(9%)
Multi-section mix	85%	84%
Average home price	$41,500	$36,400	14%
Manufacturing facilities at period end	29	34	(15%)

        Manufacturing net sales for the quarter and nine months ended October 2, 2004 increased slightly compared to the comparable periods of 2003 resulting from an increase in the average home selling price partially offset by selling fewer homes. We operated five fewer manufacturing facilities during the third quarter of 2004 versus 2003. For the quarter ended October 2, 2004, our shipments of HUD code homes declined 16% and our shipments of non-HUD code homes, consisting primarily of modular and Canadian code homes, increased by 20% as compared to shipments in the third quarter of 2003. Average manufacturing selling prices increased in the 2004 third quarter as compared to the year ago quarter as a result of price increases to offset rising material costs and increased sales of higher priced modular homes.

        Manufacturing segment income for the three and nine months ended October 2, 2004 increased over the comparable periods of 2003 by $32.2 million and $48.3 million, respectively, on comparable sales while operating five fewer plants. Third quarter of 2003 results included $20.6 million of restructuring charges and a warranty provision of $2.1 million for previously closed plants. The additional improvement in manufacturing segment income of $9.5 million and $25.6 million, respectively, for the three and nine months ended October 2, 2004, was primarily due to production efficiencies from the closure of under performing plants in 2003 and operating many of our plants with stronger backlogs in 2004 and improved pricing and purchasing. In addition, closed plant warranty reserves were reduced by $1.0 million due to better than expected experience and manufacturing SG&A was lower primarily due to operating fewer plants in 2004. Manufacturing SG&A in the first nine months of 2003 included a $3.2 million charge to increase repurchase reserves, partially offset by a gain of $1.6 million from the sale of two idle manufacturing facilities.

        Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at October 2, 2004 totaled approximately $116 million at the 29 plants operated, compared to $64 million at 34 plants at September 27, 2003.

Retail Operations

        We evaluate the performance of our retail segment based on income (loss) before interest, income taxes and general corporate expenses.

	Three Months Ended		%
	October 2, 2004	September 27, 2003	Change
Retail segment net sales (in millions)	$73.0	$74.9	(3%)
Retail segment income (loss) (in millions)	$1.6	$(9.4)	117%
Retail segment margin %	2.2%	(12.5%)
New homes sold	639	1,014	(37%)
Pre-owned homes sold	309	327	(6%)
Total homes sold	948	1,341	(29%)
% Champion-produced new homes sold	89%	96%
New home multi-section mix	93%	88%
Average new home retail price *	$106,100	$79,100	34%
Average number of new homes retail sold per sales center per month *	2.7	2.8	(4%)
Average number of total homes retail sold per sales center per month *	4.0	3.9	3%
Average number of sales centers during the period	80	98	(18%)

	Nine Months Ended		%
	October 2, 2004	September 27, 2003	Change
Retail segment net sales (in millions)	$186.7	$203.1	(8%)
Retail segment income (loss) (in millions)	$3.4	$(12.8)	126%
Retail segment margin %	1.8%	(6.3%)
New homes sold	1,744	2,612	(33%)
Pre-owned homes sold	900	927	(3%)
Total homes sold	2,644	3,539	(25%)
% Champion-produced new homes sold	90%	95%
New home multi-section mix	92%	86%
Average new home retail price *	$98,800	$75,700	31%
Average number of new homes retail sold per sales center per month *	2.5	2.4	4%
Average number of total homes retail sold per sales center per month *	3.7	3.4	9%
Average number of new homes in inventory per sales center at period end	12.2	16.3	(25%)
Average number of sales centers during the period	79	111	(29%)
Sales centers at period end	81	80	1%

* excluding bulk sales in 2003

        Retail sales for the three and nine months ended October 2, 2004 decreased versus the comparable periods last year due to operating a lower average number of sales centers, partially offset by a higher average selling price per home. During the third quarter, we operated an average of 80 sales centers compared to the average of 98 sales centers operated in the third quarter of 2003. The 34% increase in average new home selling price resulted from the sale of a greater proportion of larger, higher-priced multi-section homes, including modular homes, and homes with more add-ons, improvements and amenities. Additionally, our retail operations have increased selling prices to offset higher prices from the manufacturers due to rising material costs.

        Retail segment income for the three and nine months ended October 2, 2004 improved by $11.0 million and $16.2 million, respectively, compared to the same periods in 2003 primarily due to $8.4 million of restructuring charges in 2003 and reduced SG&A from operating fewer sales centers in 2004.

Discontinued Operations

        In the third quarter of 2003, we exited our consumer finance business. Income from discontinued operations for the nine months ended October 2, 2004 consisted primarily of a favorable adjustment from the settlement of remaining contractual obligations during the first quarter. Loss from discontinued operations for the three months ended September 27, 2003 included goodwill impairment charges of $4.1 million and other exit costs. In addition, losses for the nine months ended September 27, 2003 included charges totaling $5.4 million to value our finance loans receivable at the lower of cost or market as well as operating losses.

Restructuring Charges

        During the nine months ended October 2, 2004 we closed one manufacturing facility and incurred no significant restructuring costs. We closed no manufacturing facilities in the third quarter of 2004. As of October 2, 2004, accrued but unpaid restructuring costs totaled $4.4 million compared to $8.1 million at January 3, 2004, primarily consisting of warranty reserves for closed manufacturing plants.

        During the quarter ended September 27, 2003, the Company announced the closure of four manufacturing facilities, the relocation of one manufacturing facility and the closure of 35 retail sales centers and recorded $26.9 million of restructuring charges. Manufacturing charges totaled $20.6 million and included $15.1 million of fixed asset impairment charges, $3.3 million of additional warranty accruals and inventory write downs of $1.0 million. Retail charges totaled $8.4 million and included $4.6 million of inventory write downs and $2.0 million of fixed asset impairment charges. The inventory charges, net of intercompany profit elimination of $2.1 million (credit), and the warranty accruals were included in cost of sales. All other charges were included in restructuring charges.

Interest Expense

        Interest expense decreased by $2.1 million and $6.7 million for the three and nine months ended October 2, 2004, respectively, versus the comparable periods in 2003 as a result of 2007 and 2009 Senior Note retirements in 2004 and 2003, as well as retirement of an industrial revenue bond in 2004.

Income Taxes

        We currently provide a 100% valuation allowance for our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. Current federal income tax regulations provide for a two-year carryback of net operating losses. We have no taxable income available during this period and, as a result, net operating losses incurred in 2003 became tax loss carryforwards that are available to offset certain future taxable income. The effective tax rate for the three and nine months ended October 2, 2004 and September 27, 2003 differed from the 35% federal statutory rate partially because of this 100% valuation allowance for deferred taxes. The 2004 tax rate was also affected by the $12 million decrease in the deferred tax valuation allowance for tax adjustments as a result of the finalization of certain tax examinations. The 2003 tax rate was also affected by a $3.0 million tax benefit for a reduction in the valuation allowance as a result of receiving a tax refund in 2003 that exceeded the amount estimated as of December 28, 2002.

Liquidity and Capital Resources

        Unrestricted cash balances totaled $132.7 million at October 2, 2004. For the nine months ended October 2, 2004, net cash of $15.9 million was used for operating activities, including $42.1 million used to increase working capital. During the period, accounts receivable increased by $26.4 million due to seasonally low balances at January 3, 2004. Inventories increased by $25.2 million in part due to rising commodity costs, expanded California retail operations and seasonality. Accounts payable increased by $9.5 million due to seasonality and higher inventory levels. Cash provided during the period included $12.0 million from issuance of convertible preferred stock, $5.2 million from stock option exercises, $3.6 million from the disposal of fixed assets, and $7.9 million from decreases in restricted cash balances. Cash used during the period included $16.7 million to reduce long-term debt, primarily for retiring Senior Notes and an industrial revenue bond, and $6.5 million for capital expenditures. Also during the period we purchased and retired $13.5 million of our Senior Notes due 2009 and $13.5 million of our Senior Notes due 2007 in exchange for 3.9 million shares of the Company’s common stock.

        We have a committed $75 million revolving credit facility for letters of credit and general corporate purposes which expires in January 2006. Availability under this credit facility is limited to a borrowing base, and is collateralized by accounts receivable, inventories, property, plant and equipment, cash and other assets. As of October 2, 2004, facility availability was $65.1 million of which $60.8 million was used for letters of credit. We expect to continue to utilize availability under this facility principally for letters of credit. The facility contains financial covenants that are in effect only in the event that our liquidity, as defined, falls below $35 million. These covenants include required earnings, as defined, of $45.2 million and a required ratio of earnings to fixed charges, as defined, of 1.0 to 1 for each 12 month period ending on a fiscal quarter. For the 12 months ended October 2, 2004, our earnings, as defined, were $49.1 million and our ratio of earnings to fixed charges was 1.3 to 1. At October 2, 2004 our liquidity, as defined, was $127.5 million, which was in excess of $35 million such that these financial covenants were not in effect. We expect to maintain liquidity at or in excess of the $35 million threshold over the next 12 months.

        We continuously evaluate our capital structure. Strategies considered include without limitation, purchasing, refinancing, exchanging, or otherwise retiring our outstanding indebtedness, restructuring of obligations, new financings, and issuances of securities, whether in the open market or by other means and to the extent permitted by our existing financing arrangements. We evaluate all potential transactions in light of existing and expected market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.

        The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guarantees of additional debt otherwise permitted to be incurred. The resulting effect at October 2, 2004, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $97 million of which no more than approximately $31 million of cash borrowings could be secured debt, as defined.

        We have two floor plan facilities with total availability of $19.6 million, of which $13.9 million was outstanding at October 2, 2004. A $15 million floor plan financing facility contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the facility, at each fiscal month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of October 2, 2004, we had approximately $10.3 million outstanding under this facility and were in compliance with the covenant.

        We expect to spend less than $10 million in 2004 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term.

        Contingent liabilities and obligations including repurchase obligations

        We had significant contingent liabilities and obligations at October 2, 2004, including surety bonds and letters of credit totaling $92.9 million, guarantees by certain of our consolidated subsidiaries of $5.6 million of debt of unconsolidated subsidiaries and estimated wholesale repurchase obligations.

        We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative inventory financing sources, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation was approximately $250 million, without reduction for the resale value of the homes as of October 2, 2004. As of

October 2, 2004, our largest independent retailer, a nationwide retailer, had approximately $10.4 million of inventory subject to repurchase for up to 30 months from date of invoice. As of October 2, 2004 our next 24 largest independent retailers had an aggregate of approximately $46.9 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $0.5 million to $6.1 million per retailer. For the nine months ended October 2, 2004, we paid $1.2 million to repurchase 35 homes and recorded related losses of $0.2 million. In the same period last year, we paid $4.3 million and incurred losses of $0.8 million related to the repurchase of 118 homes.

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

        Summary of liquidity and capital resources

        At October 2, 2004, our unrestricted cash balances totaled $132.7 million and we had unused availability of $5.7 million under our two floor plan facilities and $4.3 million of unused availability under our $75 million credit facility. Total cash available from these sources was approximately $143 million. In the first nine months of 2004, continuing operating activities used cash of $15.9 million and cash used for capital expenditures was $6.5 million. Currently, we expect annual cash flow from operating activities for 2004 and 2005 to be adequate to fund the operations and capital expenditures of the Company. Annual capital expenditures are currently expected to be less than $10 million in 2004 and $15 million in 2005. In addition, we have less than $2 million of scheduled cash payments for debt due in the remainder of 2004 and 2005. Therefore, cash availability is projected to be substantially in excess of cash needed to operate our businesses through 2005. In the event one or more of our capital resources were expected to become unavailable, we would modify our operating strategies.

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

     Reserves for Self-Insured Risks

        We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $500,000 per claim for workers’ compensation ($750,000 per claim in California) and automobile liability claims, up to $1.5 million per claim for product liability and general liability claims and up to $1.0 million per claim for property insurance claims including business interruption losses. We maintain excess liability and property insurance with outside insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for up to $150,000 per contract per year for health insurance claims. Estimated insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history, and inflation, as well as estimates provided by our outside insurance broker and carrier, and third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.

     Warranty Reserves

        Our manufacturing operations generally provide the retail homebuyer with a twelve-month warranty. Estimated warranty costs are accrued as cost of sales at the time of sale. Our warranty reserve is based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the twelve-

month warranty period, and the historical average costs incurred to service a home. Significant changes in these factors could have a material adverse impact on future operating results.

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

     Goodwill

        We test for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. We evaluate the manufacturing segment’s fair value versus its carrying value annually as of the end of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value of the reporting unit. When estimating fair value, we calculate the present value of future cash flows based on forecasted sales volumes, number of homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. Past evaluations of goodwill have resulted in significant impairment charges. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future.

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

Impact of Recently Issued Accounting Pronouncements

        For information regarding the impact of recently issued accounting pronouncements, see Note 14 of “Notes to Consolidated Financial Statements” in Item 1 of this Report.

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

     As discussed in Note 7 of the “Notes to Consolidated Financial Statements” in Item 1 of this Report, we have a significant amount of debt outstanding, which consists primarily of long-term debt. This indebtedness could, among other things:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, surety bonds or other requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness and reduce our ability to use our cash flows for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the manufactured housing industry;

•	place us at a competitive disadvantage to competitors with less indebtedness; and

•	make us more vulnerable in the event of a further downturn in our business or in general economic conditions.

     In addition, our future cash flows may be insufficient to meet our debt service and other obligations. Our business may not generate cash flows from operations in amounts sufficient to pay our debt or to fund other liquidity needs. The factors that affect our ability to generate cash can also affect our ability to raise additional funds through the sale of equity securities, the refinancing of debt or the sale of assets.

     We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt obligations, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

     General industry conditions — As a result of the downturn in the manufactured housing industry which began in 1999, we have experienced a decline in sales and incurred operating losses and costs for the closures or consolidations of operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions continue to deteriorate, our sales could decline further and our operating results and cash flows could suffer.

     Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments and retail sales, tightened consumer credit standards, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability. We estimate approximately half of the industry retail sales locations and manufacturing facilities have closed since mid-1999 as a result of these industry conditions. Since the beginning of the industry downturn, we have closed a significant number of homebuilding facilities and retail sales locations in an attempt to return to profitability. From 2000 through 2003, we reported significant net losses including goodwill impairment charges, a valuation allowance of 100% of our deferred tax assets and restructuring charges, which are each discussed in more detail in Item 7 of our Form 10-K for 2003. If the current downturn in the industry continues, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

     Common stock and Senior Notes values — Our common stock price has been volatile and may continue to be volatile given current industry and economic conditions. Our Senior Notes have traded at significant discounts to face value and may trade at discounts in the future.

     Our Company’s closing common stock price was $27.38 on December 31, 1998, before the industry downturn began in mid-1999. The trading value per share of our stock has ranged from $1.65 to $11.68 during 2003 and the first nine months of 2004. Additionally, our two issuances of Senior Notes have traded at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact the market prices of our common stock and Senior Notes in the future.

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

     Floor plan financing availability — A reduced number of floor plan lenders and reduced credit availability to manufactured housing retailers may result in lower retail inventory levels as well as fewer sales centers. As a result, our manufacturing sales could decline further and our operating results and cash flows could suffer.

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

     In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at October 2, 2004 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 2 of this Report and in Item 7 of our Form 10-K for 2003. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

     At October 2, 2004, we also had contingent debt obligations related to surety bonds and letters of credit. In addition, we had guarantees by certain of our consolidated subsidiaries of debt of unconsolidated subsidiaries. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 2 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

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

     We have a significant amount of surety bonds representing collateral for our self-insurance programs and for general operating purposes. We are required to provide collateral in support of our surety bond programs in the form of letters of credit. For additional detail and information concerning the amounts of our surety bonds and letters of credit, see Note 9 of “Notes to Consolidated Financial Statements” in Item 1 of this Report. If our current surety bond provider were to terminate these programs, we would seek alternative providers. The inability to retain our current provider or obtain alternative bonding sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

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

     Limitations on the number of sites available for placement of manufactured homes or on the operation of manufactured housing communities could reduce the demand for manufactured homes and our sales. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the use of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our sales could decline and our operating results and cash flows could suffer.

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

     If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity. If our debt were accelerated, our assets might not be sufficient to repay our debt in full.

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

     At October 2, 2004 there was $8.75 million of Series C preferred stock outstanding, which is convertible into common stock at a rate of $5.66 per share, and $12 million of Series B-2 preferred stock outstanding, which is convertible into common stock at a rate of $7.92 per share. The Series C and B-2 preferred stock have mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Our preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash.

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

     We have a warrant outstanding which is exercisable based on approximately 2.2 million shares of common stock at a current strike price of $11.52 per share. The warrant strike price increases annually in April by $0.75 per share. The warrant expires on April 2, 2009. The warrant is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for the net gain upon exercise.

     As of October 2, 2004, we had $4 million of a deferred purchase price obligation which is payable in quarterly installments of $2 million through January 3, 2005. Quarterly installments may be made in cash or shares of common stock, at our option. The number of shares to be issued in any quarterly payment depends on the market value of the common stock. As a result, assuming we elected to pay any quarterly installment in shares of common stock, as we have in the past, the recipients would receive a greater number of shares of common stock in payment of those installments if our common stock price decreases.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Our floor plan borrowings and obligations under industrial revenue bonds are subject to variable rates of interest based on the U.S. prime interest rate, short-term tax exempt rate indices and LIBOR, respectively. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.3 million, assuming average related debt of $26.4 million, the amount of outstanding borrowings at October 2, 2004.

Item 4. Controls and Procedures.

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the quarter ended October 2, 2004, there were no changes in our internal control over financial reporting which materially affected, or would have been reasonably likely to have materially affected, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        On January 5, 2004, April 5, 2004, July 6, 2004, and October 4, 2004 we issued 275,996 shares, 193,047 shares, 214,361 shares, and 196,250 shares of our common stock, respectively, in connection with each of the $2.0 million quarterly installment payments under convertible promissory notes issued June 21, 2001. These notes represent a deferred purchase price obligation of the Company. Although these shares of common stock were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, such shares of common stock have been registered for resale under the Securities Exchange Act of 1933, pursuant to effective registration statements.

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

Item 5. Other Information

        On June 30, 2003, in connection with the appointment of Albert A. Koch as Chairman of the Board, President and Chief Executive Officer, the Company entered into a letter agreement with AP Services, LLC, pursuant to which AP Services provided interim management services to the Company, including the services of Mr. Koch. Also on June 30, 2003, the Company entered into a letter agreement with AlixPartners, LLC, pursuant to which AlixPartners provided financial and operational consulting services to the Company. These agreements were approved by all of the independent members of the Board. Mr. Koch is a Principal of AlixPartners, LLC. The services of Mr. Koch provided under the AP Services agreement ended on July 31, 2004 and Mr. Koch resigned from the Board on August 17, 2004.

        The Board formed a review committee comprised solely of independent directors to (i) review, oversee and monitor the services provided to the Company by AP Services and AlixPartners pursuant to the June 30, 2003 agreements or under other Board approved agreements; (ii) review, monitor and approve invoices for services provided by either AP Services or AlixPartners under Board approved agreements; (iii) review and make recommendations to the full Board concerning any proposals for additional services to the Company by AP Services or AlixPartners; (iv) review, monitor and take appropriate action concerning any questions or issues that may arise in connection with services provided by AP Services or AlixPartners; and (v) make regular reports to the Board concerning the performance and progress of AP Services and AlixPartners under all such Board approved agreements. The review committee performed these functions through August 17, 2004.

        During the three and nine months ended October 2, 2004, we recorded expenses of $1.3 million and $3.7 million and paid fees of $0.9 million and $2.4 million, respectively, for services rendered under all of the arrangements with AP Services and AlixPartners, including the services of Mr. Koch.

        In an effort to better align our operations and further improve our cost structure, in October 2004 we reorganized our retail and manufacturing operations into five geographic regions, each with a single regional president. As a result, in October 2004 we eliminated the position of President, Retail Operations and terminated the employment of Mark Cole. Management will continue to focus on improving the profitability of its retail segment.

        As of October 15, 2004 we sold the assets and business of our western retail region, comprised of four traditional sales centers and four other sales locations, for cash of approximately $4.1 million. No significant gain or loss will be recorded as a result of this transaction. We may consider disposition of additional locations as part of our strategy to improve the profitability of our retail operations.

Item 6. Exhibits.

         The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated October 25, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.

31.2	Certification of Chief Financial Officer dated October 25, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated October 25, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

By:	/s/ PHYLLIS A. KNIGHT

Phyllis A. Knight
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

And:	/s/ RICHARD HEVELHORST

Richard Hevelhorst
Vice President and Controller
(Principal Accounting Officer)

Dated: October 25, 2004

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated October 25, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.

31.2	Certification of Chief Financial Officer dated October 25, 2004, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated October 25, 2004, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2004.