Form 10-K
period 2005-01-01
CHAMPION ENTERPRISES INC
filed 2005-02-23
CIK 814068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2005	Commission File Number 1-9751

CHAMPION ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

Michigan	38-2743168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 300, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(248) 340-9090
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 23, 2005, based on the last sale price of $10.07 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $506,742,590. As of February 23, 2005, the Registrant had 72,541,002 shares of Common Stock outstanding.
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Report
Document	into which it is incorporated

Proxy Statement for Annual Shareholders’ Meeting to be held May 3, 2005	III

Champion Enterprises, Inc.
Form 10-K
Fiscal Year End January 1, 2005

PART I

Item 1.	Business

General
      Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, “we,” “Champion,” or “the Company”) primarily produce and sell factory-built homes. As of January 1, 2005, we were operating 29 manufacturing facilities in 14 states in the United States and two provinces in western Canada and 60 retail locations in 15 states.
      Factory-built housing is generally comprised of manufactured housing (also known as “HUD-Code homes”) and modular homes. During the past five years, the manufactured housing (HUD-Code homes) industry has been negatively affected by limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers, tightened consumer credit standards, excessive inventories and an uncertain economic outlook. Industry shipments of HUD-Code homes in 2004 were 48% lower than in 2000 while Champion’s sales of HUD-Code homes declined 63% during that period. During this time period modular home industry shipments have grown by an estimated 30% and Champion’s sales of modular homes have more than doubled. Since the beginning of 2000, we have closed, sold, or consolidated 31 manufacturing facilities and approximately 300 retail sales locations to eliminate under-performing operations and rationalize our operations and capacity for industry conditions.
      In 2002, we acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. Through this business we originated and funded loans to consumers who purchased Champion manufactured homes from both Company-owned and independent retailers. However, our inability to obtain satisfactory financing for this business caused us to exit the consumer finance business in the third quarter of 2003. Results and balances related to this finance business are presented as discontinued operations throughout this Report.
      In 2000, we commenced a focus on marketing and selling factory-built homes to small and medium sized builders and developers. This business is conducted through a number of our manufacturing plants under the brand name “Genesis Homes.”
      In 1999, we entered the manufactured housing communities development business but sold our principal development investment in 2002. Our remaining development operations are not material to the operations of the Company.

Segment Information
      Financial information about the Company’s manufacturing and retail segments is included in Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. All of our operations are located in the United States except for two manufacturing facilities in western Canada. During each of the last three years these Canadian operations accounted for less than 5% of our consolidated total sales and total assets.

Products
      Most of the homes we produce are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (“HUD-Code homes” or “manufactured homes”). The HUD Code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. Approximately 81.7% of the homes we produced in 2004 were HUD-Code homes compared to 86.2% in 2003. The remaining homes we produced were modular homes (14.3% in 2004 and 10.3% in 2003) or were manufactured and sold in Canada (4.0% in 2004 and 3.5% in 2003). Modular homes are designed and built to meet local building codes. Homes produced and sold in Canada are constructed in accordance with applicable Canadian building standards.

      Champion produces a broad range of homes under various trade names and brand names and in a variety of floor plans and price ranges. While most of the homes we build are multi-section, ranch-style homes, we also build one and one-half story and two-story homes, single-section homes, cape cod style homes, and multi-family units such as townhouses. The homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen, and two full bathrooms.
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
      Champion designed homes have won numerous awards during the past five years. In 2004, our “Aspen” model won the award for the “Best Production Multi-Section Manufactured Home Over 1,400 Square Feet,” our “Jefferson” model won the award for the “Best Production Modular Home Over 1,400 Square Feet,” and we were selected by Country Living magazine to build its 2005 Home of the Year. In 2003, our Genesis Homes brand was recognized by the National Association of Homebuilders by winning first place in the “Excellence in Model Home Design” competition and our “Cottage” model won the award for the “Best Modular Home Below 2,200 Square Feet.”
      During 2004, the average home net selling price for our manufacturing shipments was $42,000, excluding delivery, and manufacturing sales prices ranged from $15,000 to over $100,000. Retail sales prices of the homes, without land, generally ranged from $25,000 to over $200,000, depending upon size, floor plan, features and options. During 2004, the average retail selling price for new homes sold to consumers by Company-owned retail sales centers was $101,100, including delivery, setup and retailer supplied accessories.
      The chief components and products used in factory-built housing are generally of the same quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and the Company is not dependent upon any particular supplier. Prices of certain materials such as lumber, insulation, steel and drywall can fluctuate significantly due to changes in demand and supply. The Company generally has been able to pass higher material costs on to the consumer in the form of surcharges and base price increases. It is not certain, however, that any future price increases can be passed on to the consumer without affecting demand.
      Most completed homes have carpeting, cabinets, appliances, wall coverings, window treatments, and electrical, heating and plumbing systems. Optional factory installed features include fireplaces, dormers, entertainment centers, and skylights. Upon completion of the home at the factory, it is sold to a retailer and transported directly to the consumer’s home site or to a retail sales center. In connection with the retail sale of the home to the consumer, the home is transported to the home site, placed on a foundation and readied by setup contractors for occupancy. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, a porch or deck and a garage.

Production
      Our homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. Most of the homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support frame which allows the section(s) to be moved through the assembly line and transported upon sale. The sections of many of the modular homes we produce are built and transported on carriers which are removed after placement of the homes at the home site. Each section or floor is assembled in stages beginning with the construction of the frame and the floor, then adding the walls and other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables the Company to produce homes more quickly, and often at a lower cost than a conventional site-built home of similar quality. According to 2003 data reported by the U.S. Department of Commerce, manufactured housing costs approximately $33.99 per square foot, compared to $79.21 per square foot for site-built housing, excluding the cost of land.
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
      Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates. Although factory-built homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada.
      We produce homes to fill existing wholesale and retail orders and, therefore, generally our manufacturing plants do not carry finished goods inventories except for homes awaiting delivery. Typically, a one- to three-week supply of raw materials is maintained.
      Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retail stores we sell to are located within a 500 mile radius of Champion’s manufacturing plants.

Independent Retailers
      During 2004, approximately 78% of our manufacturing shipments were to approximately 2,400 independent retail locations throughout the U.S. and western Canada. As of January 1, 2005, 845 of these independent retail locations were part of our Champion Home Center (“CHC”) retailer program. CHC retailers have committed to stocking a minimum of 50% of their inventories with Champion-produced homes and to displaying signage identifying their location as a CHC. We continually seek to increase our manufacturing shipments by expanding sales at our existing independent retailers and by finding new independent retailers to sell our homes. Sales to independent CHC retailers accounted for approximately 43% of the homes we produced in 2004, or approximately 55% of the homes we sold to independent retailers. CHC retailers have access to a broad range of products, including modular homes, and to a variety of training programs for sales techniques, management tools, inventory management, and retail customer financing procedures. They also benefit from marketing and advertising support, lead management tools, and Internet applications and support.
      As is common in the industry, our independent retailers may sell homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2004, no single independent retailer or distributor accounted for more than 2% of our manufacturing sales. The majority of independent retailer home purchases are financed by lending institutions subject to a floor plan agreement and secured by a lien on such homes. We generally receive payment from the lending institution 5 to 15 days after a home is sold and invoiced to an independent retailer. In accordance with trade practice, the Company generally enters into repurchase agreements with the major lending institutions providing floor plan financing, as is more fully described in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Report and in “Contingent Repurchase Obligations” in Item 7 of this Report.

Company-Owned Retail Sales Centers
      Purchases by Company-owned retailers accounted for 8% of the homes shipped by our manufacturing operations in 2004. Of the total new homes sold by Company-owned retailers in 2004, 89% were Champion-produced. Each of our Company-owned retailers carries and sells homes based on availability from suppliers and marketability for their local area. At the beginning of 2000, the Company had 308 retail locations in 28 states. The Company has been reducing the number of its retail sales centers in response to industry conditions and to eliminate unprofitable locations. We had 60 retail locations in 15 states as of January 1, 2005, consisting of 37 full service sales centers and 23 sales offices that focus on selling homes into manufactured housing communities.
      Each of our traditional retail sales centers has a sales office, which is generally a factory-built home, and a variety of model homes of various sizes, floor plans, features and prices. Customers may purchase a home from an inventory of homes maintained at the location, including a model home, or may order a home that will be custom-built at a manufacturing facility. Many sales centers also sell pre-owned homes that are obtained through trade-ins or repossessed homes purchased from or sold on a consignment basis for consumer finance companies. At January 1, 2005, Company-owned sales centers had an average inventory of 13 new homes per location, including homes delivered to a consumer home site but not yet recorded as a sale and homes on display in manufactured housing communities. In 2004, floor plan financing was used for less than 50% of Company-owned retailers’ new home inventory.
      Our traditional, Company-owned sales centers are generally located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Sales centers typically employ a manager and three or four commissioned salespersons. Most retail customers finance the purchase of their home through a lending institution. The sales center often assists in arranging financing and insurance on the home, for which a fee may be received. Many consumer purchases of our homes now involve land; therefore, Company-owned retailers often assist the homebuyer with the land component of the purchase transaction. The sales centers may also sell additional accessories in connection with the sale of the home, such as central air conditioning, decks, skirting, and additional appliances. Retailers also often arrange for necessary permits and utility connections.
      During 2005, we plan to divest of most of our remaining traditional retail sales centers. Upon those planned divestitures, our ongoing retail operations will consist primarily of Advantage Homes, which currently operates 18 sales offices which sell homes into manufactured housing communities in California. Advantage Homes specializes in replacing older homes within local manufactured housing communities with new manufactured homes. The homes are placed on sites in the communities, site improvements are made and the homes are readied for sale and occupancy. The sales offices are located in leased premises, from which the site preparation and sales process is managed.

Market
      Factory-built housing competes with other forms of low-cost new housing such as site-built housing, panelized homes and condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (“IBTS”) and the U.S. Department of Commerce, Bureau of the Census, for the past five years and for 2004 industry shipments of HUD-Code homes accounted for an estimated 11% and 8%, respectively, of all new single-family housing starts and 15% and 10%, respectively, of all new single-family homes sold. Industry wholesale shipments of HUD-Code homes totaled approximately 131,000 homes in both 2004 and 2003, down 48% from 2000 levels, according to data reported by IBTS. Based on data reported by Statistical Surveys, Inc., we estimate that industry retail new HUD-Code home sales in 2004 totaled 145,000 homes, down 8% from 2003 levels. Based on industry data published by the Manufactured Housing Institute (“MHI”), wholesale shipments of modular homes sold rose 12% in 2004 from 2003 levels. Additionally, modular homes sold were 25% of the factory-built housing market in 2004, compared to 22% in 2003 and 11% in 2000.
      The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, job creation, general economic conditions and the overall affordability of manufactured housing versus other forms of housing. In addition, demographic trends, such as changes in population growth, and competition affect demand for housing products. Interest rates and the availability of financing also influence the affordability of factory-built housing.

      We believe the segment of the housing market in which factory-built housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and married couples, as well as elderly or retired persons. The comparatively low cost of fully or partially furnished housing attracts these consumers. Persons in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes also make up a significant portion of the demand for new factory-built housing.
      We believe that a much larger market may exist, including apartment dwellers and persons who have traditionally purchased lower-priced site-built homes. Our operations target this market. In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

Consumer Financing
      The number of factory-built homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards, loan terms and cost of consumer financing. Two basic types of consumer financing are available: home-only or personal property loans for purchasers of only the home, and real estate mortgages for purchasers of the home and land on which the home is placed. Loose credit standards for home-only loans in the mid to late 1990s led to a high number of industry repossessions of homes from consumers during the last few years. The poor performance of portfolios of manufactured housing home-only consumer loans in recent years has made it difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market, which has been a significant source of long-term capital for originators of such loans. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. Since 2000, many consumer lenders tightened credit underwriting standards and loan terms and increased interest rates for home-only loans to purchase manufactured homes, which reduced lending volumes and resulted in lower industry sales volumes. Additionally, the industry has seen a number of traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing as a result, in part, of program changes by the traditional buyers of conforming mortgage loans, primarily Fannie Mae and Freddie Mac.
      Based on a survey published by MHI, total new factory-built home retail sales financed with home-only loans have declined to an estimated 30% of industry sales in 2004. In 2000, we estimate that approximately 80% of new factory-built home retail sales were financed with home-only loans. Since the late 1990s the number of factory-built home sales financed with real estate mortgages has been growing. We estimate that the percentage of total new factory-built home retail sales financed with real estate mortgages has increased from approximately 10% in 2000 to over 50% in 2004. The levels of lending availability for both home-only loans and real estate mortgages significantly affect the number of factory-built homes that can be sold to consumers and related wholesale demand. The majority of modular homes are financed with traditional real estate mortgages.

Wholesale Financing
      Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third party lending institutions. The availability and cost of floor plan financing can affect the amount of retailer inventory of new homes, the number of retail sales centers and related wholesale demand. During the past five years, several major national floor plan lenders have exited the industry or curtailed their floor plan operations, while a smaller number of national lenders, and a large number of local and regional banks, have entered the market or increased lending volumes.

Competition
      The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors, including price, product features, reputation for service and quality, merchandising and the terms of retailer promotional programs, and retail customer financing. Capital requirements for entry into the industry are relatively low.
      According to MHI, in December 2004 there were 66 producers of manufactured homes in the U.S. operating 210 production facilities. These totals compare to 62 producers operating 206 plants in 2003. In 2003, the top five companies had combined market share of approximately 60% of HUD-Code homes, according to data published by MHI. Based on industry data reported by IBTS, in 2004 our U.S. wholesale market share of HUD-Code homes sold was 14.4%, compared to 16.8% in 2003. This decline in wholesale market share was due primarily to our restructuring actions, which have eliminated under-performing operations and rationalized operations and capacity for industry conditions.
      Based on industry data published by MHI, wholesale shipments of modular homes rose by 12% from 2003 levels. Modular homes sold were 25% of the total factory-built housing market in 2004, compared to 22% in 2003 and 11% in 2000.
      We believe there are an estimated 4,000 industry retail locations throughout the U.S. We sell our homes through Company-owned sales centers and approximately 2,400 independent retailers, which at January 1, 2005 included 845 independent locations that are members of our CHC retail distribution network. In 2004, we also sold homes directly to approximately 500 builders and developers, primarily through our Genesis operations.

Builders and Developers
      In 2004, we sold approximately 3,100 homes (14% of the total homes we produced) directly to 500 builders and developers through our Genesis Homes division and certain of our other homebuilding plants. In this distribution channel the builder/developer generally acquires the land, obtains the appropriate zoning, develops the land and builds the foundation for the home. We design, engineer, build and deliver the home to the site. We or the builder/developer contract a crew to set or place the home on the foundation and to finish the home on site. The builder/developer may construct the garage, patio and porches at the site and either sell the home directly to the consumer or through a realtor. The homes sold through builders/developers may be placed in a subdivision in suburban areas, rather than in rural markets, and are generally larger and have more amenities than the homes we build for our traditional markets. Certain of our builder/developer projects involve multi-family housing units.

Relationship with our Employees
      At January 1, 2005, we had approximately 6,800 employees. We deem our relationship with our employees to be generally good. Currently, our two manufacturing facilities in Canada employ approximately 400 workers, of which 300 are subject to collective bargaining agreements, one which expires in June 2005 and the other which expires in November 2007.
      The workforce of approximately 150 employees at one of our U.S. manufacturing plants voted to unionize in 2001 but petitioned in April 2002 to withdraw from the union. On January 17, 2003 an Administrative Law Judge (“ALJ”) of the National Labor Relations Board (“NLRB”) made findings that the Company had engaged in unfair labor practices and therefore set aside the employees’ April 2002 formal petition to end union representation. The ALJ ordered the Company to immediately begin to bargain with the union. This was reinforced by a “10-J” bargaining injunction. We believe that the ALJ’s findings were incorrect and have appealed those findings and orders to the NLRB while we continue to bargain.
      In addition, the workforce of approximately 180 employees at another of our U.S. manufacturing plants voted to unionize September 1, 2004. Bargaining began in February 2005 and is ongoing.

Forward Looking Statements
      Certain statements contained in this Report, including our plans and beliefs regarding availability of liquidity and financing, anticipated capital expenditures, outlook for the factory-built housing industry in particular and the economy in general, availability of wholesale floor plan and consumer financing and characterization of and our ability to control our contingent liabilities, could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. We do not undertake to update our forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could materially affect our operating results or financial condition.
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
      As discussed in Note 8 of the “Notes to Consolidated Financial Statements” in Item 8 of this Report, we have a significant amount of debt outstanding, which consists primarily of long-term debt due in 2007 and 2009. This indebtedness could, among other things:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, surety bonds or other requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness and reduce our ability to use our cash flows for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the factory-built housing industry;

•	place us at a competitive disadvantage to competitors with less indebtedness; and

•	make us more vulnerable in the event of a further downturn in our business or in general economic conditions.
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
      General industry conditions — As a result of the downturn in the manufactured housing industry which began in 1999, during the period beginning in 2000 through 2003 we experienced a decline in sales and incurred operating losses and costs for the closures or consolidations of operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions deteriorate further, our sales could decline further and our operating results and cash flows could suffer.
      Since mid-1999 the manufactured housing industry has experienced declining manufacturing shipments and retail sales, tightened consumer credit standards, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability. Since the beginning of the industry downturn, we have closed a significant number of homebuilding facilities and retail sales locations in an attempt to limit losses and return to profitability. From 2000 through 2003, we reported significant net losses including goodwill impairment charges, a valuation allowance of 100% of our deferred tax assets and restructuring charges, which are each discussed in more detail in Item 7. If industry conditions deteriorate further, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.
      Common stock and Senior Notes values — Our common stock price has been volatile and may continue to be volatile given current industry and economic conditions. Our Senior Notes have traded at significant discounts to face value and may trade at discounts in the future.
      The trading value per share of our stock has ranged from $1.65 to $12.25 during 2003 and 2004. Additionally, our two issuances of Senior Notes have traded at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact the market prices of our common stock and Senior Notes in the future.
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
      Consumer financing availability — Tight credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders have reduced our sales. If consumer financing were to become further curtailed, our sales could decline further and our operating results and cash flows could suffer.
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
      If consumer financing for manufactured homes were to become further curtailed, we would likely experience further retail and manufacturing sales declines and our operating results and cash flows would suffer.
      Floor plan financing availability — A reduction in floor plan credit availability or tighter loan terms to our independent retailers may cause our manufacturing sales to decline. As a result, our operating results and cash flows could suffer.
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
      In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at January 1, 2005 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 7 and Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.
      At January 1, 2005, we also had contingent obligations related to surety bonds and letters of credit. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 7 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.
      Dependence upon independent retailers — If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.
      During 2004, approximately 78% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.
      Effect on liquidity — Industry conditions and our operating results have limited our sources of capital during the past few years. If we are unable to locate alternative sources of capital when needed we may be unable to maintain or expand our business.
      We depend on our cash balances, cash flows from operations, revolving credit facility, and floor plan facilities to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our operating results and other changes, limited our sources of financing during the past few years. If our cash balances, cash flows from operations, and availability under our revolving credit facility and floor plan facilities are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business, or we may need to curtail or limit our existing operations.
      We have a significant amount of surety bonds representing collateral for our casualty insurance programs and for general operating purposes. We are required to provide collateral in support of our surety bond programs in the form of letters of credit. For additional detail and information concerning the amounts of our surety bonds and letters of credit, see Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. The inability to retain our current surety bond provider or obtain alternative bonding sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.
      Competition — The factory-built housing industry is very competitive. If we are unable to effectively compete, our growth could be limited, our sales could decline and our operating results and cash flows could suffer.
      The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based, among other things, on price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce factory-built homes in our markets. A number of our manufacturing competitors also have captive retail distribution systems and consumer finance operations. In addition, there are many independent factory-built housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that it is relatively easy for new retailers to enter our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and manufacturing shipments could be reduced. As a result, our sales could decline and our operating results and cash flows could suffer.
      Zoning — If the factory-built housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our operating results and cash flows could suffer.
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
      One of our floor plan financing facilities contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the facility, at each month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the related debt to become immediately due and payable. As is customary for these types of financings, both of our floor plan facilities may be cancelled by the lender with a 30-day notice. For additional detail and discussion concerning these facilities and amounts outstanding see “Liquidity and Capital Resources” in Item 7 of this Report.

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
      At January 1, 2005 there was $8.75 million of Series C preferred stock outstanding, which is convertible into common stock at a rate of $5.66 per share, and $12 million of Series B-2 preferred stock outstanding, which is convertible into common stock at a rate of $7.92 per share. The Series C and B-2 preferred stock have mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Our preferred shareholder has the right to redeem this preferred stock for common stock, and, at our option, partially for cash. We pay a quarterly dividend on the preferred stock at a rate of 5% per annum. The dividend is payable in cash or shares of our common stock, at our option.
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
      As of January 1, 2005, we had $2 million of a deferred purchase price obligation. On January 3, 2005, the Company issued 171,136 shares of its common stock in payment of the final installment of this obligation.
      In a series of transactions during 2003 and the first half of 2004, we purchased and retired $71.7 million of our Senior Notes due 2007 and 2009 in exchange for 10.4 million shares of our common stock.
      To the extent that the preferred shareholder elects to convert or redeem the preferred stock into common stock, or we elect to make dividend payments on preferred stock, or we reduce debt obligations through the issuance of common shares, our then existing common shareholders would experience dilution in their percentage ownership interests. The additional shares of common stock that could be available for sale upon conversion or redemption of the preferred stock, as dividends on the preferred stock or in payment of our outstanding debt, may have a negative impact on the market price of our common stock. In addition, sale of substantial amounts of our common stock in the public market by the preferred shareholder, the recipients of the deferred purchase price payments, or the exchangers of Senior Notes, or the perception that these sales might occur, could depress the price of our common stock. Such selling shareholders may determine the timing, structure and terms of any disposition of our common stock, all of which could affect the market price of our common stock.
      We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness, the terms of which may result in additional potential dilution.

Executive Officers of the Company
      Our executive officers, their ages, and the position or office held by each, are as follows:

Name	Age	Position or Office

William C. Griffiths	53	President and Chief Executive Officer
Phyllis A. Knight	42	Executive Vice President and Chief Financial Officer
John J. Collins, Jr.	53	Senior Vice President, General Counsel and Secretary
Bobby J. Williams	58	Vice President, Operations
Richard P. Hevelhorst	57	Vice President and Controller
Jeffrey L. Nugent	58	Vice President, Human Resources
      The executive officers serve at the pleasure of our Board of Directors.

      Mr. Griffiths became President and Chief Executive Officer of Champion Enterprises, Inc. on August 1, 2004. Previously, since 2001 Mr. Griffiths was employed by SPX Corporation, a global multi-industry company, located in Charlotte, North Carolina, where he was President-Fluid Systems Division. From 1998 to 2001, Mr. Griffiths was President-Fluid Systems Division at United Dominion Industries, Inc., which was acquired by SPX Corporation in 2001.
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
      Mr. Williams joined Champion in 1997 as President, Eastern Manufacturing Region, and was promoted to President, Champion Homes in 2002. He was named Vice President, Operations in 2005.
      Mr. Hevelhorst joined Champion in 1995 as Controller and was promoted to the position of Vice President and Controller in 1999.
      Mr. Nugent joined Champion in September 2004 after leaving SPX Corporation where, since 1991, he served as Vice President, Human Resources for several segments of United Dominion Industries Inc, which SPX Corporation acquired in 2001. Since 2001 he served as Vice President-Fluid Systems Division.

Available Information
      Champion’s Internet address is www.championhomes.net. Champion’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form  8-K, proxy statements and amendments to all such reports and statements are made available via its web site free of charge as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (“SEC”).
      Additionally, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 2.	Properties
      All of our manufacturing facilities are one story with concrete floors and wood and steel superstructures and generally range from 80,000 to 150,000 square feet. We own all of our manufacturing facilities except for four that are leased, including two capital leases, and four facilities that are located on leased land. Substantially all of the machinery and equipment used in our manufacturing facilities is owned. We believe our plant facilities are generally well maintained and provide ample capacity to meet expected demand.

      The following table sets forth certain information with respect to the 29 homebuilding facilities we were operating as of January 1, 2005. All of these facilities are assembly-line operations.

United States
Alabama	Boaz* Guin*
Arizona	Chandler**
California	Corona***
Lindsay
Woodland***
Colorado	Berthoud
Florida	Bartow (2 plants)**
Lake City (2 plants)****
Idaho	Weiser
Indiana	LaGrange (3 plants)
Topeka (3 plants)
Nebraska	York
New York	Sangerfield*****
North Carolina	Lillington Sanford
Oregon	Silverton
Pennsylvania	Claysburg Ephrata
Tennessee	Henry
Texas	Burleson
Canada
Alberta	Medicine Hat
British Columbia	Penticton

*	In January 2005, the operations of the Boaz, Alabama plant were consolidated with the operations of the Guin, Alabama plant and an idle facility in Guin, Alabama was re-opened.

**	Includes leased land.

***	Facility leased under an operating lease.

****	Includes leased land and one facility leased under a capital lease.

*****	Facility leased under a capital lease.
      At January 1, 2005, the Company also owned 18 idled manufacturing facilities in 8 states of which 14 were permanent closures generally held for sale. Substantially all of the manufacturing facilities we own are encumbered under first mortgages securing our $75 million revolving credit facility. Two of the facilities are encumbered under industrial revenue bond financing agreements.
      At January 1, 2005, we operated 60 Company-owned retail sales centers in 15 states. Our sales centers generally range in size from one and one-half acres to four acres. We lease 48 of our Company-owned retail sales centers, which had aggregate lease payments totaling approximately $2.6 million in 2004. Sales center lease terms generally range from monthly to five years. Our sales centers are located as follows: 18 in California, 14 in Texas, 10 in North Carolina and 18 in 12 other states.
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

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of Champion’s security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
      (a) Champion’s common stock is listed on the New York, Chicago and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of CHB. The high and low stock prices during each quarter of 2004 and 2003 were as follows:

	High	Low

2004
1st Quarter	$11.47	$6.36
2nd Quarter	11.68	8.05
3rd Quarter	10.80	7.53
4th Quarter	12.25	9.15
2003
1st Quarter	3.24	1.65
2nd Quarter	4.99	1.66
3rd Quarter	7.85	4.10
4th Quarter	$7.66	$6.26
      (b) There were approximately 5,000 shareholders of record and 8,000 beneficial holders on February 22, 2005.
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
      (d) On March 2, 2004, the preferred shareholder exercised its right to purchase $12 million of Series B-2 Cumulative Convertible Preferred stock with a mandatory redemption date of July 3, 2008 and a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock.
      On March 29, 2002, Champion completed the sale of 25,000 shares of Series C Cumulative Convertible Preferred Stock to Fletcher International, Ltd. (“Fletcher”), an accredited investor, in reliance upon Section 4 (2) of the Securities Act of 1933, as amended. The aggregate purchase price for this preferred stock was $25 million.

      (e) The following table contains information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our equity compensation plans and agreements as of January 1, 2005:

Number of Shares
Remaining Available
for Future Issuance
Under Equity
	Number of Shares to		Compensation Plans
	be Issued upon	Weighted Average	(Excluding
	Exercise of	Exercise Price of	Outstanding
	Outstanding Options,	Outstanding Options,	Options, Warrants,
Plan Category	Warrants, and Rights	Warrants, and Rights	and Rights)

(Shares in thousands)
Equity Compensation Plans Approved by Shareholders	2,902	$8.06	385
Equity Compensation Plans and Agreements not Approved by Shareholders(1)	1,388	$11.92	0

(1)	Included in this Plan Category are the following:

Salesperson Retention Program — Under this program, commencing 2001, rights to acquire shares of Company common stock were granted to salespersons employed by Champion and independent retailers who were members of the CHC retail distribution network. These salespersons were granted an initial right for 100 shares of our common stock and subsequent annual grants of rights for 50 shares. The rights vested three years from grant date for Company employees and three years from grant date, subject to certain other vesting requirements, for independent CHC employees. The Company discontinued grants under this program effective January 4, 2004. Previous grants remain exercisable, subject to vesting requirements. Rights representing 107,250 shares of common stock remain outstanding under this program. The “weighted average exercise price” disclosed in the table does not take these awards into account.

1990 Stock Option Plan — This plan is no longer in effect other than for stock options which were previously granted and remain exercisable. Options representing 12,800 shares of common stock remain outstanding under this plan. The weighted average exercise price of these options is $8.20.

1993 Management Stock Option Plan — This plan is no longer in effect other than for stock options and performance awards which were previously granted and remain outstanding. Options representing 961,702 shares of common stock remain outstanding under this plan. The weighted average exercise price of these options is $10.24. Additionally, under this plan, the Company has granted awards to employees which entitle the employees to shares of Company common stock only if certain three-year performance targets are met for 2003 through 2005 and the employee remains employed until the 2005 results are finalized in early 2006. Rights representing 116,000 shares of common stock remain outstanding under this plan. The “weighted average exercise price” disclosed in the table does not take these awards into account.

Acquisitions — The Company granted stock options to certain employees of acquired businesses. These options were granted at fair market value and vested over time. Options representing 190,659 shares of common stock remain outstanding under these agreements. The weighted average exercise price of these options is $20.61.

Item 6.	Selected Financial Information
Ten-Year Highlights

	2004		2003		2002		2001	2000

	(Dollars and weighted shares in thousands, except per share amounts)
Operations
Net sales
Manufacturing	$1,002,164		$981,254		$1,150,638		$1,296,315	$1,564,026
Retail	245,978		269,146		376,632		452,910	606,708
Less: Intercompany	(97,900)		(109,686)		(156,704)		(201,000)	(249,000)

Total net sales	1,150,242		1,140,714		1,370,566		1,548,225	1,921,734
Cost of sales	953,854	(a)	974,295	(a)	1,177,661	(a)	1,283,216	1,619,903 (a)

Gross margin	196,388		166,419		192,905		265,009	301,831
Selling, general, and administrative expenses (“SG&A”)	159,414		180,398		232,809		274,773	293,986
Mark-to-market charge for common stock warrant	5,500		3,300		—		—	—
Other charges, net	7,676	(b)	44,644	(e)	129,615	(g)	8,900 (i)	201,000 (j)

Operating income (loss)	23,798		(61,923)		(169,519)		(18,664)	(193,155)
Net interest (expense) income	(17,984)		(26,847)		(26,353)		(22,624)	(27,177)

Pretax income (loss) from continuing operations	5,814		(88,770)		(195,872)		(41,288)	(220,332)
Income tax (benefit) expense	(10,000	)(c)	(5,500)		53,500	(h)	(13,400)	(73,000)

Income (loss) from continuing operations	15,814		(83,270)		(249,372)		(27,888)	(147,332)
Income (loss) from discontinued operations	1,197	(d)	(19,814	)(d)	(6,183	)(d)	—	—

Net income (loss)	$17,011		$(103,084)		$(255,555)		$(27,888)	$(147,332)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.19		$(1.52)		$(5.09)		$(0.59)	$(3.12)
Income (loss) from discontinued operations	0.02	(d)	(0.34	)(d)	(0.13	)(d)	—	—

Net income (loss)	$0.21		$(1.86)		$(5.22)		$(0.59)	$(3.12)

Diluted weighted shares outstanding	71,982		57,688		49,341		47,887	47,252
Financial Information
Cash flows (used for) provided by continuing operating activities	$(11,442)		$61,412	(f)	$501	(f)	$67,988 (f)	$115,360
Cash flows (used for) provided by discontinued operating activities	(1,811)		6,040		(27,590)		—	—
Depreciation and amortization	11,395		15,203		21,152		36,043	40,306
Capital expenditures	8,672		6,145		6,063		6,972	15,035
Net property, plant, and equipment	86,021		95,821		127,129		177,430	207,277
Total assets	517,021		528,300		728,091		858,152	942,056
Long-term debt	201,190		245,468		341,612		224,926	225,634
Redeemable convertible preferred stock	20,750		8,689		29,256		20,000	—
Shareholders’ equity	77,300		14,989		37,325		272,034	296,809
Per share (unaudited)	$1.07		$0.23		$0.71		$5.63	$6.27
Other Statistical Information (Unaudited)
Number of employees at year end	6,800		6,800		8,000		10,600	12,000
Homes sold
Manufacturing	22,978		25,483		32,460		39,551	52,442
Retail — new	2,290		3,432		6,006		7,578	11,483
Retail — pre-owned	1,239		1,233		1,410		1,897	2,863
Manufacturing multi-section mix	85%		84%		82%		77%	71%

Certain amounts have been reclassified to conform to current period presentation.
The Company made significant acquisitions of manufacturing companies in 1994 through 1996 and in 1999. The Company made significant acquisitions of retail companies in 1998 and 1999.

(a)	Included restructuring charges due to closing or consolidation of manufacturing facilities and retail centers of $0.6 million in 2004, $8.9 million in 2003, $15.3 million in 2002, and $2.7 million in 2000 classified as cost of sales.

(b)	Consisted of restructuring charges due to closing or consolidation of manufacturing facilities and retail centers of $4.9 million and loss on debt retirement of $2.8 million.

(c)	As a result of the finalization of certain tax examinations, the allowance for tax adjustments was decreased by $12 million.

(d)	Discontinued operations in 2004, 2003, and 2002 consisted of its consumer finance business, which was exited in 2003.

(e)	Consisted of restructuring charges due to closing or consolidation of manufacturing facilities and retail centers of $21.1 million, pretax goodwill impairment charges of $34.2 million, and gains on debt retirement of $10.6 million.

(f)	Included income tax refunds of $64 million in 2003, $22 million in 2002, and $14 million in 2001.

Item 6.     Selected Financial Information
Ten-Year Highlights

	1999		1998	1997	1996	1995

	(Dollars and weighted shares in thousands, except per share amounts)
Operations
Net sales
Manufacturing	$2,068,627		$1,986,317	$1,733,162	$1,645,024	$1,410,890
Retail	787,011		561,659	60,624	33,202	27,200
Less: Intercompany	(291,000)		(215,000)	(39,300)	(23,800)	(19,800)

Total net sales	2,564,638		2,332,976	1,754,486	1,654,426	1,418,290
Cost of sales	2,164,868	(k)	1,931,397	1,503,028	1,410,397	1,214,217

Gross margin	399,770		401,579	251,458	244,029	204,073
Selling, general, and administrative expenses (“SG&A”)	292,188	(k)	231,295	135,028	130,629	112,396
Mark-to-market charge for common stock warrant	—		—	—	—	—
Other charges, net	—		—	—	22,000 (1)	—

Operating income (loss)	107,582		170,284	116,430	91,400	91,677
Net interest (expense) income	(25,540)		(13,486)	941	525	298

Pretax income from continuing operations	82,042		156,798	117,371	91,925	91,975
Income tax expense	32,000		62,600	46,600	39,700	37,500

Income from continuing operations	50,042		94,198	70,771	52,225	54,475
Income from discontinued operations	—		—	4,500	1,361	1,810

Net income	$50,042		$94,198	$75,271	$53,586	$56,285

Diluted income per share
Income from continuing operations	$1.02		$1.91	$1.45	$1.06	$1.10
Income from discontinued operations	—		—	0.09	0.03	0.04

Net income	$1.02		$1.91	$1.54	$1.09	$1.14

Diluted weighted shares outstanding	48,889		49,284	48,875	49,327	49,389
Financial Information
Cash flows provided by continuing operating activities	$99,936		$105,789	$99,248	$73,807	$68,100
Cash flows provided by (used for) discontinued operating activities	—		9,251	7,778	(3,768)	(935)
Depreciation and amortization	37,890		26,911	17,091	14,463	11,294
Capital expenditures	50,390		49,120	38,266	50,094	19,854
Net property, plant, and equipment	222,898		190,963	143,519	119,994	75,271
Total assets	1,182,940		1,021,672	501,250	461,222	367,872
Long-term debt	224,357		121,629	1,813	1,158	1,685
Redeemable convertible preferred stock	—		—	—	—	—
Shareholders’ equity	444,262		405,246	280,416	226,634	176,142
Per share (unaudited)	$9.39		$8.40	$6.02	$4.75	$3.73
Other Statistical Information (Unaudited)
Number of employees at year end	15,000		14,000	11,300	10,700	8,700
Homes sold
Manufacturing	71,761		70,359	64,285	61,796	53,955
Retail — new	15,853		11,738	983	541	477
Retail — pre-owned	4,102		2,867	87	28	36
Manufacturing multi-section mix	66%		63%	58%	56%	54%

(g)	Consisted of restructuring charges due to closing or consolidation of manufacturing facilities and retail centers of $40.0 million, pretax goodwill impairment charges of $97.0 million, and gain on debt retirement of $7.4 million.

(h)	Included deferred tax asset valuation allowance of $101.5 million.

(i)	Consisted of restructuring charges due to consolidation of manufacturing facilities and retail centers.

(j)	Consisted of restructuring charges due to consolidation of manufacturing facilities and retail centers of $11.3 million and pretax goodwill impairment charges of $189.7 million.

(k)	Included $26.5 million in cost of sales and $7.1 million in SG&A related to the bankruptcy of the Company’s former largest independent retailer.

(l)	Consisted of nonrecurring merger and other charges due to the merger of Redman Industries, Inc., which was accounted for as a pooling of interests.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading producer of factory-built housing in the U.S. As of January 1, 2005, we operated 29 homebuilding facilities in 14 states and two provinces in western Canada. As of January 1, 2005, our homes were sold through 60 Company-owned sales centers in 15 states, consisting of 37 traditional locations and 23 other sales locations. Our homes are also sold through approximately 2,400 independent sales centers across the U.S. and western Canada and directly to an estimated 500 builders and developers. Approximately 850 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network.
      During the past five years, the manufactured housing industry has been negatively affected by limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers, tightened consumer credit standards, excessive inventories and an uncertain economic outlook. Since the beginning of 2000, in an effort to limit losses and return to profitability we have closed, sold, or consolidated 31 manufacturing facilities and approximately 300 retail sales locations to eliminate under-performing operations and rationalize our operations and capacity for industry conditions.
      Our pretax income from continuing operations in 2004 was $5.8 million, an improvement of $94.6 million over 2003, of which $58.7 million was related to additional charges in 2003 for goodwill impairment and restructurings. In addition, our results for the year showed improvements in both the manufacturing and retail segments as compared to 2003 results, partly due to our restructuring actions in 2003 and prior years to eliminate under-performing operations. Improvement in our manufacturing operations is also attributable to improved pricing and purchasing, as well as production efficiencies from operating many of our plants with stronger backlogs. As a result of a rise in our share price, included in income from continuing operations in 2004 are charges totaling $5.5 million for the change in estimated fair value of an outstanding common stock warrant for 2.2 million shares, compared to $3.3 million in 2003.
      During 2004, we sold nine and closed 15 retail sales centers. In addition, during the fourth quarter of 2004, we announced the closing of a homebuilding facility in Boaz, Alabama and the transfer of its business to an idle facility at another operation in Alabama. We also have an agreement to sell 13 retail sales centers during the first half of 2005 as we continue to focus on our core manufacturing operations. These closures and planned sales resulted in restructuring charges of $6.5 million in 2004, including $3.9 million of non-cash fixed asset impairment charges. Restructuring charges in 2004 also reflect a $1.0 million reduction in closed plant warranty reserves due to better than expected experience.
      Interest expense in 2004 was $8.4 million lower than in 2003 due to debt reduction. During the year ended January 1, 2005, we continued to focus on improving our financial position and reducing debt. We purchased and retired $37.9 million of our Senior Notes in exchange for 3.9 million shares of our common stock and $10.4 million cash, resulting in a net pretax loss of $2.7 million. We also repaid a $5.7 million industrial revenue bond. Since the beginning of 2003, we have reduced indebtedness by more than $180 million.
      According to data reported by the IBTS, U.S. industry manufacturing shipments of HUD-Code homes in 2004 were comparable to shipments in 2003. According to data reported by MHI, U.S. industry manufacturing shipments of modular homes for the first nine months of 2004 increased 14% from shipments in the comparable 2003 period.
      We continue to focus on matching our manufacturing capacity and number of Company-owned retail sales centers to industry and local market conditions and improving or eliminating under-performing manufacturing facilities and retail sales centers. We continually review our manufacturing capacity and the number and locations of Company-owned retail sales centers and will make further adjustments as deemed necessary. During 2005, we plan to divest of most of our remaining traditional retail sales centers. Upon those planned divestitures, our ongoing retail operations will consist primarily of Advantage Homes, which currently operates 18 sales offices specializing in selling homes into manufactured housing communities in California.

Results of Operations 2004 versus 2003

Consolidated

	2004	2003	% Change

	(Dollars in millions)
Net sales
Manufacturing	$1,002.2	$981.3	2%
Retail	246.0	269.1	(9)%
Less: intercompany	(97.9)	(109.7)

Total net sales	$1,150.3	$1,140.7	1%

Gross margin	$196.4	$166.4	18%
Selling, general, and administrative expenses (“SG&A”)	159.4	180.3	(12)%
Mark-to-market charge for common stock warrant	5.5	3.3
Goodwill impairment charges	—	34.2
Restructuring charges	4.9	21.1
Loss (gain) on debt retirement	2.8	(10.6)

Operating income (loss)	$23.8	$(61.9)

As a percent of net sales
Gross margin	17.1%	14.6%
SG&A	13.9%	15.8%
Operating income (loss)	2.1%	(5.4)%
      Fiscal 2004 was comprised of 52 weeks while fiscal 2003 consisted of 53 weeks.
      Net sales in 2004 increased by 1% from 2003 levels due primarily to sales price increases and selling a greater proportion of multi-section and modular homes in both the manufacturing and retail segments, partially offset by operating fewer retail sales centers and manufacturing facilities and decreasing manufacturing and retail unit volumes. During 2004, we operated an average of five fewer manufacturing facilities and an average of 26 fewer retail sales centers than we operated during 2003.
      Gross margin dollars in 2004 increased $30.0 million from 2003, of which $8.3 million was due to a decrease in restructuring charges that were included in cost of sales (see additional discussion under “Restructuring Charges”). Additionally, manufacturing gross margin increased significantly due to improved pricing and purchasing, as well as a $5.8 million improvement in self-insurance costs, production efficiencies from operating many of our plants with stronger backlogs in 2004, and the closure of under-performing plants in 2003.
      SG&A decreased $21.0 million primarily from operating fewer manufacturing facilities and retail sales centers due to the closure of under-performing operations. SG&A in 2003 included $4.5 million of gains from the sale of properties, primarily five manufacturing facilities.

      Operating income (loss) in 2004 and 2003 was comprised of the following:

		% of		% of
	2004	Related Sales	2003	Related Sales

	(Dollars in millions)
Manufacturing segment income	$59.7	6.0%	$7.3	0.7%
Retail segment loss	(1.0)	(0.4)%	(14.8)	(5.5)%
General corporate expenses	(27.7)		(30.7)
Mark-to-market charge for common stock warrant	(5.5)		(3.3)
Goodwill impairment charges	—		(34.2)
(Loss) gain on debt retirement	(2.8)		10.6
Intercompany profit elimination	1.1		3.2

Operating income (loss)	$23.8	2.1%	$(61.9)	(5.4)%

      Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory, which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In reconciling 2004 and 2003 results by segment, a credit (income) resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment.
      General corporate expenses declined in 2004 primarily due to non-recurring 2003 severance costs totaling $4.4 million related to the termination of certain executive officers, partially offset by higher compensation costs and professional fees in 2004.
      The 2004 results include a net loss of $2.8 million on the extinguishment of debt primarily from the purchase and retirement of $37.9 million of Senior Notes in exchange for 3.9 million shares of Company common stock and $10.4 million of cash. The 2003 results include net gains of $10.6 million on the extinguishment of debt as we purchased and retired $95.3 million of Senior Notes in exchange for 6.6 million shares of Company common stock and $35.8 million in cash.

Restructuring Charges
      During the fourth quarter of 2004, we closed 15 retail sales centers and one manufacturing facility and recorded $6.5 million of restructuring charges. These restructuring actions are expected to be substantially complete during the first quarter of 2005. Retail restructuring charges in 2004 include fixed asset impairment charges of $0.6 million related to the planned sale of 13 retail sales centers during the first half of 2005 and $0.4 million for the fixed asset impairments at certain under-performing sales centers. Manufacturing restructuring charges in 2004 were reduced by a $1.0 million reduction of accrued warranty reserves related to prior year closures due to better than expected loss experience.
      Challenging industry conditions affected our 2003 and 2002 sales and profits as well. In 2003, we closed and consolidated 40 retail sales centers and seven manufacturing facilities. Restructuring charges in 2003 also included additional warranty charges of $2.1 million for plants closed in prior periods. In 2002, we closed and consolidated 12 manufacturing facilities, 126 retail sales centers, sold our principal development investment, and closed our development management operation.

      Restructuring charges for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, were as follows:

	2004	2003	2002

	(In thousands)
Manufacturing restructuring charges
Fixed asset impairment charges	$2,500	$15,100	$19,500
Inventory charges	500	1,000	1,500
Warranty costs	(1,000)	5,400	3,500
Severance costs	800	700	1,800
Other closing costs	—	600	—

Total manufacturing charges	2,800	22,800	26,300

Retail restructuring charges
Fixed asset impairment charges	1,400	1,900	7,800
Inventory charges	1,900	4,600	13,000
Lease termination costs	100	900	3,900
Severance costs	100	200	700
Other closing costs	—	1,700	3,200

Total retail charges	3,500	9,300	28,600

Development restructuring charges
Severance costs	—	—	1,200
Asset impairment charges	—	—	1,600

Total development charges	—	—	2,800

Corporate office severance costs	—	—	300
Intercompany profit elimination	(800)	(2,100)	(2,700)

	$5,500	$30,000	$55,300

      Inventory charges, net of intercompany profit elimination, and warranty costs were included in cost of sales while fixed asset impairment charges, severance costs, lease termination costs and other closing costs were included in restructuring charges in the consolidated statements of operations. Fixed asset and other asset impairment charges were non-cash charges. Inventory charges were generally realized through liquidation or disposal of the inventory in the year the charges were recorded, except for a portion of the 2004 reserves which is expected to be utilized during the first quarter of 2005. The unpaid portions of restructuring charges, excluding non-cash charges, were $4.4 million, $8.0 million, and $5.7 million at January 1, 2005, January 3, 2004 and December 28, 2002, respectively, primarily consisting of warranty and lease termination costs.
      See additional discussion of restructuring charges in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Goodwill Impairment Charges
      During the fourth quarter of 2004, we performed our quarterly test for goodwill impairment and concluded no impairment of the carrying value of goodwill existed at January 1, 2005. See discussion below in “Results of Operations 2003 Versus 2002”

Manufacturing Operations
      We evaluate the performance of our manufacturing segment based on income before interest, income taxes, and general corporate expenses, excluding goodwill impairment charges.

	2004	2003	% Change

Manufacturing segment net sales (in millions)	$1,002.2	$981.3	2%
Manufacturing segment income (in millions)	$59.7	$7.3	718%
Manufacturing segment margin %	6.0%	0.7%
HUD-Code home shipments	18,782	21,968	(15)%
Modular and Canadian code home shipments	4,196	3,515	19%
Total homes sold	22,978	25,483	(10)%
Floors sold	44,036	48,506	(9)%
Multi-section mix	85%	84%
Average home price, excluding delivery	$42,000	$37,100	13%
Manufacturing facilities at year end	29	30	(3)%
      Manufacturing net sales for the year ended January 1, 2005 increased slightly compared to 2003 resulting from an increase in the average home selling price partially offset by selling fewer homes. Average manufacturing selling prices increased in 2004 as compared to 2003 as a result of price increases to offset rising material costs and product mix, as well as increased sales of higher priced modular homes. The average home selling price of modular homes was 37% higher than HUD-Code homes.
      Manufacturing segment income for the year ended January 1, 2005 increased over 2003 by $52.5 million on slightly higher sales while operating an average of five fewer plants. Results in 2004 included $2.8 million of restructuring charges, a $20.0 million reduction from restructuring charges of $22.8 million in 2003. The additional improvement in manufacturing segment income of $32.5 million for the year ended January 1, 2005 was primarily due to the following: production efficiencies and lower SG&A from the closure of under-performing plants in 2003; operating many of our plants with stronger backlogs in 2004; improved pricing and purchasing; self-insurance costs that improved by $5.8 million; and repurchase losses and reserves that improved by $6.3 million. Partially offsetting these improvements were gains of $4.1 million from the sale of five idle manufacturing facilities in 2003.
      Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled wholesale orders for housing at January 1, 2005 totaled approximately $90 million at the 29 plants operated, as compared to $44 million at 30 plants a year earlier.

Retail Operations
      We evaluate the performance of our retail segment based on income (loss) before interest, income taxes, and general corporate expenses, excluding goodwill impairment charges.

	2004	2003	% Change

Retail segment net sales (in millions)	$246.0	$269.1	(9)%
Retail segment loss (in millions)	$(1.0)	$(14.8)	93%
Retail segment margin %	(0.4)%	(5.5)%
New homes retail sold*	2,225	3,061	(27)%
Pre-owned homes retail sold*	1,186	1,233	(4)%
Total homes retail sold*	3,411	4,294	(21)%
% Champion-produced new homes sold	89%	95%
New home multi-section mix	92%	87%
Average new home retail price*	$101,100	$78,300	29%
Average number of new homes retail sold per sales center per month*	2.4	2.5	(4)%
Average number of total homes retail sold per sales center per month*	3.7	3.5	6%
Average number of new homes in inventory per sales center at year end	13.1	13.1
Average number of sales centers during the period	77	103	(25)%
Sales centers at period end	60	78	(23)%

*	excluding bulk sales of 65 new homes and 53 pre-owned homes in 2004 and 371 new homes in 2003
      Retail net sales decreased 9% in 2004 compared to 2003 due to a 27% decline in new homes retail sold from operating and average of 25% fewer sales centers. The decrease in the number of new homes retail sold was offset by a 29% increase in average new home sales price due to selling a greater proportion of larger, higher-priced multi-section and modular homes and homes with more add-ons, improvements and amenities.
      Retail segment loss in 2004 improved by $13.8 million compared to 2003 due to a $5.8 million reduction in restructuring charges and the closure of under-performing locations in 2003 and 2004. In 2004, we incurred $3.5 million in restructuring charges primarily for the closure of 15 sales centers as compared to $9.3 million for the closure of 40 sales centers in 2003. In 2004, we sold nine sales centers for net proceeds of $6.8 million, which approximated net book value of the assets sold. During 2004, 65 new homes from closed locations were wholesaled for $1.9 million compared to 371 homes for $9.7 million in 2003. See additional discussion of restructuring charges above and in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Discontinued Operations
      In 2003 we exited the consumer finance business as a result of our inability to obtain satisfactory financing. Our financial services segment operated as HomePride Finance Corp. (“HPFC”). The income (loss) from discontinued operations related to HPFC is comprised of the following:

	2004	2003	2002

	(In thousands)
Loss from operations	$(50)	$(11,212)	$(6,183)
Income (loss) on discontinuance	1,247	(8,602)	—

Income (loss) from discontinued operations	$1,197	$(19,814)	$(6,183)

      Income from discontinued operations in 2004 resulted from the settlement of contractual obligations that were accrued as part of the loss on discontinuance in 2003.
      The loss on discontinuance in 2003 included a goodwill impairment charge of $4.1 million as well as fixed asset impairment charges, severance costs and accruals for the estimated costs associated with the termination of operating leases and other contracts. Approximately 30 employees were terminated as a result of the discontinuance. Net revenues of the financial services business were $2.3 million in 2003 and $1.7 million in 2002. The loss from discontinued operations was net of an income tax benefit of $2.1 million in 2002.
      During 2003, we sold substantially all the consumer loans that had been originated. Loans with a face value of $86.7 million were sold for gross proceeds of approximately $79.3 million, providing net cash of $27.0 million after the reduction of associated short-term borrowings. During 2003 and 2002, we originated $35.8 million and $55.6 million of loans, respectively.

Interest Expense
      Interest expense decreased by $8.4 million in 2004 versus 2003. Interest on Senior Notes decreased by $7.9 million due to our purchase and retirement of $37.9 million of Senior Notes in 2004 and $95.3 million in 2003. Interest on Senior Notes also decreased because fiscal 2004 consisted of 52 weeks versus 53 weeks for fiscal 2003.

Income Taxes
      The Company currently provides a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. The Company has net operating losses for tax purposes totaling approximately $120 million that are available to offset certain future taxable income. The effective tax rates for the years ended January 1, 2005 and January 3, 2004 differ from the 35% federal statutory rate in part because of this 100% valuation allowance. The 2004 tax rate was also affected by a $12 million decrease in the allowance for tax adjustments as a result of the finalization of certain tax examinations. The 2003 tax benefit included a $3.3 million current federal tax benefit resulting from the receipt of tax refunds totaling $63.5 million in 2003 that exceeded the total amount estimated at December 28, 2002. Additionally, in 2003 the Company recorded current federal tax benefits of $3.7 million as a result of federal tax audits completed in 2003.
Results of Fourth Quarter 2004 Versus 2003

	2004	2003	% Change

	(Dollars in millions, except average
	home price)
Net sales
Manufacturing	$253.7	$248.0	2%
Retail	59.3	66.0	(10)%
Less: intercompany	(21.6)	(22.7)

Total net sales	$291.4	$291.3

Gross margin	$49.9	$45.1	11%
SG&A	40.7	41.0	(1)%
Mark-to-market charge for common stock warrant	2.0	0.8
Restructuring charges	4.9	1.0
Loss on debt retirement	—	3.2

Operating income (loss)	$2.3	$(0.9)

	2004	2003	% Change

	(Dollars in millions, except average
	home price)
Manufacturing segment income	$15.4	$11.2	38%
Retail segment loss	(4.4)	(2.1)	(116)%
General corporate expenses	(8.3)	(6.6)	(25)%
Mark-to-market charge for common stock warrant	(2.0)	(0.8)
Loss on debt retirement	—	(3.2)
Intercompany profit elimination	1.6	0.6

Operating income (loss)	$2.3	$(0.9)

As a percent of net sales
Gross margin	17.1%	15.5%
SG&A	14.0%	14.1%
Manufacturing segment margin %	6.1%	4.5%
Retail segment margin %	(7.5)%	(3.1)%
Manufacturing
HUD-Code home shipments	4,505	5,086	(11)%
Modular and Canadian code home shipments	1,075	1,014	6%
Total homes sold	5,580	6,100	(9)%
Floors sold	10,693	11,820	(10)%
Multi-section mix	85%	86%
Average home price	$43,700	$39,200	11%
Retail
New homes retail sold*	481	635	(24)%
Pre-owned homes retail sold*	286	306	(7)%
Total homes retail sold*	767	941	(18)%
% Champion-produced new homes sold	88%	94%
New home multi-section mix	92%	91%
Average new home price*	$109,300	$89,100	23%
Average number of new homes sold per sales center per month*	2.3	2.7	(15)%
Average number of total homes retail sold per sales center per month*	3.6	4.0	(10)%
Average number of sales centers during the period	71	79	(10)%

*	excluding bulk sales of 65 new homes and 53 pre-owned homes in 2004 and 185 new homes in 2003.
      The fourth quarters of 2004 and 2003 were comprised of 13 weeks and 14 weeks, respectively.
      Net sales for the fourth quarter of 2004 were comparable to the same period in 2003 due primarily to sales price increases in both segments, offset by selling fewer homes as a result of operating fewer manufacturing facilities and retail sales centers. During the fourth quarter of 2004, we operated 29 manufacturing facilities and an average of 71 retail sales centers compared to an average of 32 manufacturing facilities and an average of 79 sales centers during the fourth quarter of 2003.
      Gross margin for the fourth quarter of 2004 increased $4.8 million from the comparable period of 2003. Manufacturing gross margin increased significantly due to improved pricing and purchasing, as well as production efficiencies from operating many of our plants with stronger backlogs in 2004 and the closure of under-performing plants in 2003. Additionally, self-insurance costs improved by $2.2 million. Partially offsetting these improvements was $1.6 million of restructuring charges included in cost of sales in the fourth quarter of 2004.
      SG&A for the fourth quarter of 2004 was comparable to the same period of 2003. Reduced SG&A due to operating fewer manufacturing and retail facilities during 2004 was offset by $2.5 million of gains on the sale of three plants during 2003.
      During the fourth quarter of 2004, as a result of an increase in the Company’s common stock price, the Company recorded mark-to-market charges of $2.0 million for the increase in estimated fair value of an outstanding common stock warrant. In the same period of 2003, a mark-to-market charge of $0.8 million was recorded. During the fourth quarter of 2003, we purchased and retired $44.7 million of Senior Notes for total payments of 6.6 million shares of common stock, resulting in a net loss on the extinguishment of debt totaling $3.2 million.

Operations
      For the 2004 quarter versus the prior year, our manufacturing net sales increased by 2% resulting from an increased average selling price per home due to product mix and sales price increases, partially offset by a 9% decline in the number of homes sold largely as a result of a reduced number of manufacturing facilities in operation. Manufacturing segment income for the quarter improved by $4.2 million compared to 2003, despite a $3.7 million increase in additional restructuring charges. Results in 2004 improved due to a $2.2 million reduction in self-insurance costs, a $1.0 million reduction in repurchase reserves, and reduced SG&A from operating an average of 9% fewer plants. Additionally, manufacturing segment income improved due to production efficiencies as a result of operating many of our plants with stronger backlogs in 2004, and improved pricing and purchasing. Three closed manufacturing facilities were sold during the fourth quarter of 2003 resulting in a net gain of $2.5 million.
      Retail sales in the fourth quarter of 2004 decreased $6.8 million or 10% versus the prior year’s quarter primarily due to operating fewer sales centers. The 24% decrease in the number of new homes retail sold in the 2004 quarter was partially offset by a 23% rise in average selling price per home, due, in part, to selling a greater proportion of larger, higher-priced multi-section and modular homes and homes with more add-ons, improvements, and amenities. The retail segment loss for the quarter increased by $2.4 million versus the same quarter last year primarily from an increase in restructuring charges of $2.6 million for the closure of 12 sales centers as compared to the closure of two sales centers during the same quarter of 2003. In addition, during the fourth quarter of 2004, we sold nine sales centers for net proceeds of $6.8 million, which approximated net book value of the assets sold, which included 94 new and 10 pre-owned homes. During the fourth quarter of 2004, 65 new homes from closed locations were wholesaled for $1.9 million compared to 185 new homes for $5.1 million in the fourth quarter of 2003.

Results of Operations 2003 Versus 2002

Consolidated

	2003	2002	% Change

	(Dollars in millions)
Net sales
Manufacturing	$981.3	$1,150.6	(15)%
Retail	269.1	376.6	(29)%
Less: intercompany	(109.7)	(156.6)

Total net sales	$1,140.7	$1,370.6	(17)%

Gross margin	$166.4	$192.9	(14)%
SG&A	180.3	232.8	(23)%
Mark-to-market charge for common stock warrant	3.3	—
Goodwill impairment charges	34.2	97.0
Restructuring charges	21.1	40.0
Gain on debt retirement	(10.6)	(7.4)

Operating loss	$(61.9)	$(169.5)

As a percent of net sales
Gross margin	14.6%	14.1%
SG&A	15.8%	17.0%
Operating loss	(5.4)%	(12.4)%
      Net sales in 2003 decreased by 17% from 2002 levels due primarily to operating fewer retail sales centers and manufacturing facilities, decreasing manufacturing and retail unit volumes and the effects of retail inventory liquidations, partially offset by the effects of product mix, sales price increases and selling a greater proportion of multi-section homes in both the manufacturing and retail segments. At January 3, 2004, we were operating 19% fewer manufacturing facilities and 34% fewer retail sales centers than we operated at December 28, 2002. Reduced sales volumes were a result of challenging industry conditions, which also led us to close or consolidate manufacturing facilities and retail sales centers.
      Gross margin dollars in 2003 declined $26.5 million from 2002, of which approximately $35.0 million was due to lower sales volumes, partially offset by a $6.4 million decrease in restructuring charges that were included in cost of sales (see additional discussion under “Restructuring Charges”). In 2002, gross margin was reduced by a $5.6 million increase to our casualty insurance reserves, based on an actuarial study completed by an independent third party. Gross margins in both years were affected by manufacturing inefficiencies from lower manufacturing production volumes, retail inventory liquidation programs primarily for the sale to consumers of inventory from closed retail locations and costs of retail programs to reduce inventory and sell older homes at Company-owned sales centers.
      SG&A decreased $52.5 million primarily due to operating fewer manufacturing facilities and sales centers and the reduction in sales volume. SG&A in 2003 included $4.5 million of gains from the sale of properties, primarily five manufacturing facilities. SG&A in 2002 included $2.3 million of gains from the sale of seven manufacturing facilities.

      The operating loss in 2003 and 2002 was comprised of the following:

		% of		% of
	2003	Related Sales	2002	Related Sales

	(Dollars in millions)
Manufacturing segment income	$7.3	0.7%	$2.7	0.2%
Retail segment loss	(14.8)	(5.5)%	(58.2)	(15.5)%
General corporate expenses	(30.7)		(30.9)
Mark-to market charge for common stock warrant	(3.3)		—
Goodwill impairment charges	(34.2)		(97.0)
Gain on debt retirement	10.6		7.4
Intercompany profit elimination	3.2		6.5

Operating loss	$(61.9)	(5.4)%	$(169.5)	(12.4)%

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
      General corporate expenses were comparable to 2003 primarily due to severance costs totaling $4.4 million related to the termination of certain executive officers, partially offset by reduced losses and charges from our development operations, the principal portion of which was sold in 2002, resulting in a $2.8 million restructuring charge in 2002.
      Charges totaling $3.3 million were recorded in 2003 for the change in estimated fair value of an outstanding common stock warrant for 2.2 million shares.
      The 2003 results include net gains of $10.6 million on the extinguishment of debt as we purchased and retired $95.3 million of our Senior Notes for total payments of $35.8 million in cash and 6.6 million shares of common stock. The 2002 results also include gains of $7.4 million on extinguishment of debt as we purchased and retired $30.0 million of our Senior Notes due 2009 for approximately $23.8 million in cash and extinguished indebtedness related to our development operations.

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

Restructuring Charges
      During 2003, difficult industry conditions reduced our sales volumes and negatively impacted operating results. During 2003 we closed and consolidated 40 retail sales centers and seven manufacturing facilities and recorded $30.0 million of restructuring charges, including a $2.1 million warranty charge for prior year closures. All restructuring actions were substantially complete in 2003. Difficult industry conditions affected our 2002 sales and profits as well. In 2002, we closed and consolidated 12 manufacturing facilities, 126 retail sales centers, and sold our principle development investment and closed our development management operation. For additional information see “Restructuring Charges” above in “Results of Operations 2004 versus 2003” and in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Manufacturing Operations

	2003	2002	% Change

Manufacturing segment net sales (in millions)	$981.3	$1,150.6	(15)%
Manufacturing segment income (in millions)	$7.3	$2.7	164%
Manufacturing segment margin %	0.7%	0.2%
HUD-Code home shipments	21,968	29,217	(25)%
Modular and Canadian code home shipments	3,515	3,243	8%
Total homes sold	25,483	32,460	(21)%
Floors sold	48,506	60,408	(20)%
Multi-section mix	84%	82%
Average home price	$37,100	$34,100	9%
Manufacturing facilities at year end	30	37	(19)%
      Manufacturing net sales in 2003 decreased 15% versus 2002 as a result of selling 21% fewer homes partially offset by a 9% increase in the average home selling price. With the closure of seven manufacturing facilities during 2003, we were operating 19% fewer facilities at the end of 2003 versus 2002. The increased average manufacturing selling price per home in 2003 resulted from the higher multi-section mix, product mix and sales price increases. Manufacturing sales to Company-owned retailers in 2003 accounted for 10% of total homes sold in 2003 versus 13% in 2002 as we closed 40, or 34%, of the retail locations that we operated at the beginning of the year and inventory from closed locations was liquidated. Manufacturing sales volume was affected by operating fewer manufacturing facilities, a reduced number of Company-owned retail sales centers and industry conditions, including the effects of limited availability of consumer financing and high levels of homes repossessed from consumers.
      Manufacturing segment income in 2003 increased by $4.5 million primarily due to the following factors. Gross margin was lower by approximately $20.0 million resulting from reduced sales. SG&A in 2003 was lower by $13.0 million primarily from operating fewer plants and reduced marketing costs, partially offset by a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on our largest independent retailer. Additionally, restructuring charges in 2003 were $3.5 million less than in 2002 (see additional discussion of restructuring charges above and in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Report), and included $2.1 million of additional accrued warranty costs related to prior closures of manufacturing facilities. Gains from sales of closed manufacturing facilities were $1.8 million higher in 2003 than in 2002. Manufacturing results included gains of $4.1 million in 2003 for the sale of five idle manufacturing facilities and gains of $2.3 million in 2002 for the sale of seven idle manufacturing facilities. Included in 2002 was a $5.6 million increase in casualty insurance reserves based on an actuarial study completed by an independent third party.
      Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled wholesale orders for housing at January 3, 2004 totaled approximately $44 million at the 30 plants operated, as compared to $26 million at 37 plants a year earlier.

Retail Operations

	2003	2002	% Change

Retail segment net sales (in millions)	$269.1	$376.6	(29)%
Retail segment loss (in millions)	$(14.8)	$(58.2)	75%
Retail segment margin %	(5.5)%	(15.5)%
New homes retail sold*	3,061	5,340	(43)%
Pre-owned homes retail sold	1,233	1,410	(13)%
Total homes retail sold*	4,294	6,750	(36)%
% Champion-produced new homes sold	95%	96%
New home multi-section mix	87%	81%
Average new home retail price*	$78,300	$63,600	23%
Average number of new homes retail sold per sales center per month*	2.5	2.3	9%
Average number of total homes retail sold per sales center per month*	3.5	2.8	25%
Average number of new homes in inventory per sales center at year end	13.1	13.2	(1)%
Average number of sales centers during the period	103	194	(47)%
Sales centers at period end	78	118	(34)%

*	excluding bulk sales of 371 new homes in 2003 and 666 new homes in 2002
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
      Retail segment income in 2003 improved by $43.4 million compared to 2002 primarily due to a $19.3 million reduction in restructuring charges and a $40.9 million reduction in SG&A, primarily due to operating fewer sales centers in 2003. During 2003, we closed 40 retail sales centers and recorded $9.3 million of restructuring charges versus closing 126 sales centers for $28.6 million of restructuring charges in 2002. See additional discussion of restructuring charges above and in Note 2 of “Notes to Consolidated Financial

Statements” in Item 8 of this Report. Additionally, retail gross margin in 2002 was reduced by approximately $5.0 million due to inventory liquidation programs at closed sales centers. Partially offsetting these improvements was a reduction in gross profit of approximately $21.0 million from the $103.7 million reduction in sales, excluding wholesaled units.

Discontinued Operations
      In the third quarter of 2003, we exited the consumer finance business as a result of our inability to obtain required financing. Our financial services segment operated as HomePride Finance Corp. (“HPFC”). HPFC stopped accepting new loan applications on July 31, 2003 and processed approved applications through September 30, 2003. See discussion above in “Results of Operations 2004 Versus 2003.”
Contingent Repurchase Obligations
      We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. Upon default by a retailer under a floor plan financing agreement subject to an associated repurchase agreement, the repurchase agreement generally requires the manufacturer to repurchase the loan or the home for the unpaid balance of the floor plan loan, subject to certain adjustments. In the event of such repurchases, our loss is equal to the difference between the repurchase price and the net price we realize upon resale of the home, less any accrued volume rebates that will not be paid.
      Each quarter we review our contingent wholesale repurchase obligations to assess the adequacy of the reserve for repurchase losses. This analysis is based on a review of current and historical experience, reports received from four of the primary national floor plan lenders that provide floor plan financing for approximately 45% of our manufacturing sales, and information regarding the performance of our retailers obtained from our manufacturing facilities. We do not have repurchase risk for cash sales and we do not always enter into repurchase agreements with floor plan lenders that provide financing for the balance of our manufacturing sales to independent retailers.
      The estimated repurchase obligation is calculated as the total amount that would be paid upon the default of all of our independent retailers whose inventories are subject to repurchase agreements, without reduction for the resale value of the repurchased homes. As of January 1, 2005, our largest independent retailer, a nationwide retailer, had approximately $10.0 million of inventory subject to repurchase for up to 24 months from date of invoice. As of January 1, 2005 our next 25 largest independent retailers had an aggregate of approximately $52.8 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $0.6 million to $5.9 million per retailer.
      A summary of actual repurchase activity for the last three years follows:

	2004	2003	2002

	(Dollars in millions)
Estimated repurchase obligation at end of year	$250	$245	$240
Number of retailers defaults	16	43	44
Number of homes repurchased	46	192	243
Total repurchase price	$1.7	$6.7	$7.4
Losses incurred on homes repurchased	$0.3	$1.3	$1.3
      In the fourth quarter of 2004, we lowered repurchase reserves by $1 million as a result of reduced repurchases during the year and the improved financial condition of our largest independent retailer. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. Also during 2003, we agreed to temporarily extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to certain floor plan lenders.

Liquidity and Capital Resources
      Unrestricted cash balances totaled $142.3 million at January 1, 2005. During 2004, net cash of $11.4 million was used for operating activities, including $33.6 million used to increase working capital. During the period, accounts receivable increased by $8.9 million due to seasonally low balances at January 3, 2004. Inventories increased by $13.8 million due, in part, to rising raw material commodity costs and expanded California retail operations. Accounts payable decreased by $10.9 million partially due to revised payment terms in exchange for better pricing. Cash provided during the period included $12.0 million from the issuance of convertible preferred stock, $7.8 million from stock option exercises, $3.7 million from the disposal of fixed assets, $6.8 million from the sale of retail businesses, and $7.9 million from decreases in restricted cash balances. Cash used during the period included $16.7 million to reduce long-term debt, primarily for retiring Senior Notes and an industrial revenue bond, and $8.7 million for capital expenditures. Also during the period we purchased and retired $27.0 million of Senior Notes in exchange for 3.9 million shares of the Company’s common stock.
      We have a committed $75 million revolving credit facility for letters of credit and general corporate purposes which expires in January 2006. Availability under this facility is determined by a monthly borrowing base calculation based on percentages of accounts receivable, inventories, fixed assets, and, if necessary, cash on deposit. As of January 1, 2005, there were $60.3 million of letters of credit issued under the facility and there were no borrowings outstanding. We expect to continue to utilize this facility principally for letters of credit. The facility contains financial covenants that become effective only in the event that our liquidity, as defined, falls below $35 million. These covenants include required earnings, as defined, of $45.2 million and a required ratio of earnings to fixed charges, as defined, of 1.0 to 1.0 for each 12-month period ending on a fiscal quarter. For the twelve months ended January 1, 2005, our earnings, as defined, were $55.8 million and our ratio of earnings to fixed charges was 1.5 to 1.0. At January 1, 2005, our liquidity, as defined, was $117.4 million, which was in excess of $35 million such that these financial covenants were not in effect. We expect to maintain liquidity at or in excess of the $35 million threshold over the next twelve months.
      We continuously evaluate our capital structure. Strategies considered to improve our capital structure include without limitation, purchasing, refinancing, exchanging, or otherwise retiring our outstanding indebtedness, restructuring of obligations, new financings, and issuances of securities, whether in the open market or by other means and to the extent permitted by our existing financing arrangements. We evaluate all potential transactions in light of existing and expected market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.
      The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guarantees of additional debt otherwise permitted to be incurred. The resulting effect at January 1, 2005, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $73 million of which no more than approximately $32 million of cash borrowings could be secured debt, as defined.
      We have two floor plan facilities with total availability of $19.6 million, of which $11.8 million was outstanding at January 1, 2005. A $15 million floor plan financing facility contains a covenant requiring the maintenance of $35 million of liquidity, as defined in the facility, at each fiscal month end. If we were to be out of compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of January 1, 2005, we had approximately $9.0 million outstanding under this facility and were in compliance with the covenant. As is customary for these types of financings, both of these facilities may be cancelled by the lender with a 30-day notice.
      We expect to spend less than $15 million in 2005 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term.

Contingent Liabilities and Obligations
      We had significant contingent liabilities and obligations at January 1, 2005, including surety bonds and letters of credit totaling $92.5 million and guarantees by certain of our consolidated subsidiaries of $5.6 million of debt of unconsolidated subsidiaries. Additionally, we are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We estimate our contingent repurchase obligation as of January 1, 2005 was approximately $250 million, without reduction for the resale value of the homes. See “Contingent Repurchase Obligations” discussed above in Item 7 of this Report.
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

Summary of Liquidity and Capital Resources
      At January 1, 2005, our unrestricted cash balances totaled $142.3 million and we had unused availability of $7.8 million under our two floor plan facilities. Therefore, total cash available from these sources was approximately $150.1 million. For the next two years, we expect cash flow from operating activities to fund capital expenditures. In addition, we have less than $2.0 million of scheduled debt payments due in 2005 and 2006. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next two years. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.
Contractual Obligations
      The following table presents a summary of payments due by period for our contractual obligations for long-term debt, capital leases, operating leases and certain other long-term liabilities as of January 1, 2005:

		Period after January 1, 2005

		Within			After
	Total	1 year	1 to 3 years	3 to 5 years	5 years

	(In thousands)
Long-term debt
Senior Notes	$186,783	$—	$97,510	$89,273	$—
Obligations under industrial revenue bonds	12,430	—	—		12,430
Other capital leases and debt	2,407	430	902	475	600
Operating leases	16,000	4,400	5,000	1,100	5,500
Deferred purchase price obligation	$2,000	$2,000	$—	$—	$—
      The final installment of the deferred purchase price obligation was paid in January 2005 through the issuance of 171,000 shares of our common stock.
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

Reserves for Self-Insured Risks
      We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $500,000 per claim for workers’ compensation ($750,000 per claim in California) and automobile liability claims, up to $1.5 million per claim for product liability and general liability claims and up to $1.0 million per claim for property insurance claims including business interruption losses. We maintain excess liability and property insurance with independent insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for up to $150,000 of health insurance claims per contract per year. Estimated casualty and health insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history and inflation, as well as estimates provided by our outside insurance broker and carrier, and third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.

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

Property, Plant and Equipment
      The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling prices, appraised values or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Additionally, we use estimates of fair market values to establish impairment reserves for permanently closed facilities that are held for sale. Past evaluations of property, plant and equipment have resulted in significant impairment charges primarily for closed manufacturing facilities and retail sales centers including charges in the fourth quarter of 2004. Significant changes in these estimates and assumptions could result in additional impairment charges in the future.

Income Taxes and Deferred Tax Assets
      Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We incurred significant pretax losses in 2000 through 2002. During 2000 through 2002 the manufactured housing industry and the Company were challenged by limited availability of consumer and floor plan financing, high industry consumer repossession levels and an uncertain economic outlook, resulting in a continued decline in manufacturing shipments and retail sales. After consideration of these factors, we provided a 100% valuation allowance against our deferred tax assets in 2002. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

Goodwill
      Remaining goodwill is related to our manufacturing operations. We test for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate the fair value of our manufacturing segment versus its carrying value as of each fiscal year end or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating fair value, we calculate the present value of future cash flows based on forecasted sales volumes, the number of homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. Past evaluations of goodwill have resulted in significant impairment charges for retail segment goodwill including charges in 2003 and 2002. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in impairment charges in the future.

Wholesale Repurchase Reserves
      The majority of our manufacturing sales to independent retailers are made pursuant to repurchase agreements with the providers of floor plan financing. Potential losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes, less accrued rebates which will not be paid. Probable losses under repurchase agreements are accrued based on the historical number of homes repurchased, the cost of such repurchases and the historical losses incurred, as well as the current inventory levels held at our independent retailers. In addition, we monitor the risks associated with our independent retailers and consider these risks in our evaluation of the wholesale repurchase reserves. Significant changes in these factors could have a material adverse impact on future operating results.
Impact of Inflation
      Inflation has not had a material effect on our operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices the Company has generally been able to pass the increased costs to its customers in the form of surcharges and base price increases.
Impact of Recently Issued Accounting Pronouncements
      For information regarding the impact of recently issued accounting pronouncements, see Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
      Our floor plan borrowings are subject to interest primarily based on the U.S. prime interest rate, although certain of the floor plan borrowings are subject to a minimum rate of interest, which is greater than the current prime rate. Without consideration of the minimum rate of interest on certain of the floor plan borrowings, a 100 basis point increase in the prime rate would result in additional annual interest cost of approximately $118,000, assuming average floor plan borrowings of $11.8 million, the amount of outstanding borrowings at January 1, 2005. In addition, we have obligations under industrial revenue bonds that are subject to variable interest rates tied to short-term tax exempt rate indices which averaged 1.3% in 2004. A 100 basis point increase in this interest rate would result in additional annual interest cost of approximately $124,000, based on the $12.4 million of debt outstanding under industrial revenue bonds at January 1, 2005.

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
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A.     Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the quarter ended January 1, 2005, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to material affect, our internal control over financial reporting.
Item 9B.     Other Information
      On June 30, 2003, in connection with the appointment of Albert A. Koch as Chairman of the Board, President and Chief Executive Officer, the Company entered into a letter agreement with AP Services, LLC, pursuant to which AP Services provided interim management services to the Company, including the services of Mr. Koch. Also on June 30, 2003, the Company entered into a letter agreement with AlixPartners, LLC, pursuant to which AlixPartners provided financial and operational consulting services to the Company. These agreements were approved by all of the independent members of the Board. Mr. Koch is a managing director of AlixPartners, LLC. The services of Mr. Koch provided under the AP Services agreement ended on July 31, 2004 and Mr. Koch resigned from the Board on August 17, 2004.
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

PART III
Item 10.     Directors and Executive Officers of the Registrant
      The information set forth in the sections entitled “Election of Directors,” “Information Regarding the Board of Directors,” and “Corporate Governance” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held May 3, 2005 (the “Proxy Statement”) is incorporated herein by reference.
      The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.
Item 11.     Executive Compensation
      The information set forth under the sections entitled “Compensation of Directors,” “Compensation of Human Resources Committee Report on Executive Compensation,” “Executive Compensation,” and “Employment Agreements” in the Company’s Proxy Statement is incorporated herein by reference.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information set forth under Part II, Item 5 of this Report is incorporated by reference. The information set forth under the captions “Principal Shareholders” and “Management” in the section entitled “Share Ownership” in the Company’s Proxy Statement is incorporated herein by reference.
Item 13.     Certain Relationships and Related Transactions
      The information set forth under the caption “Related Party Disclosures” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.
Item 14.     Principal Accountant Fees and Services
      The information set forth under the captions “Independent Accountants,” “Fees,” and “Pre-approval Policy” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
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

Exhibit No.	Description

3.1	Restated Articles of Incorporation of the Company, as amended, filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2004 and incorporated herein by reference.
3.2	Bylaws of the Company as amended through December 2, 2003, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
4.6	Supplemental Indenture dated as of March 15, 2002 between the Company, A-1 Champion GP, Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.7	Supplemental Indenture dated as of August 7, 2002 among the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.8	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., the Company, the Subordinated Subsidiary Guarantors, and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.9	Supplemental Indenture dated as of January 31, 2003, among Moduline Industries (Canada) Ltd., the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit No.	Description

4.10	Registration Rights Agreement dated as of April 28, 1999 between the Company, Credit Suisse First Boston Corporation, Donaldson, Lufkin & Jenrette Securities Corporation, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers, filed as Exhibit 4.3 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.11	Indenture dated as of April 22, 2002 among Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.
4.12	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.13	Supplemental Indenture dated as of January 31, 2003 among Moduline Industries (Canada) Ltd., Champion Home Builders Co., the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.14	Registration Rights Agreement dated as of April 22, 2002 among Champion Home Builders Co. and Credit Suisse First Boston Corporation and First Union Securities, as Initial Purchasers, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-92156 dated July 9, 2002 and incorporated herein by reference.
4.15	Agreement, dated as of June 29, 2001, between the Company, and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.
4.16	Agreement, dated as of March 29, 2002, between the Company and Fletcher International, Ltd., filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.17	Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of the Company, dated July 3, 2001, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.
4.18	First Amended and Restated Certificate of Rights and Preferences of Series B-1 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated April 2, 2002, filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.19	Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated April 2, 2002, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
4.20	First Amended and Restated Certificate of Rights and Preferences of Series C Cumulative Convertible Preferred Stock of Champion Enterprises, Inc. dated January 31, 2003, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 10, 2003 and incorporated herein by reference.
4.21	Amended and Restated Warrant Certificate dated as of February 17, 2003 between the Company and Fletcher International, Ltd., filed as Exhibit 4.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.22	Certificate of Rights and Preferences of Series B-2 Cumulative Convertible Preferred Stock of Champion Enterprises, Inc., dated March 2, 2004 and filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 3, 2004 and incorporated herein by reference.
10.1	*1993 Management Stock Option Plan, as amended and restated as of December 3, 2002, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.

Exhibit No.	Description

10.2	*1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.
10.3	*First Amendment to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10.4	*Second Amendment dated April 28, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.5	*Third Amendment dated October 27, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.6	*Fourth Amendment dated April 27, 1999 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10.7	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.8	*Amendment to the Management Stock Purchase Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.9	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.10	*Amendment to the Deferred Compensation Plan, dated as of March 26, 2004.
10.11	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference.
10.12	*Amendment to the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.13	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.14	*2000 Stock Compensation Plan for Nonemployee Directors, as amended and restated effective December 18, 2002, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.15	*Fourth Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.16	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.
10.17	*Executive Employment Agreement dated July 12, 2004 between the Company and William C. Griffiths, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 13, 2004 and incorporated herein by reference.
10.18	*Form of Change in Control Agreement dated November 22, 2004 between the Company and certain executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.19	*Change in Control Agreement dated November 22, 2004 between the Company and William C. Griffiths, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.20	*Executive Officer Severance Pay Plan effective December 1, 2004, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.

Exhibit No.	Description

10.21	*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.22	*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.23	*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.
10.24	*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
10.25	Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court, Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.
10.26	First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court, Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.
10.27	Loan and Security Agreement dated as of January 17, 2003 by and among Congress Financial Corporation (Central), as Agent, Wachovia Bank, National Association, as Documentation Agent, the financial institutions from time to time party thereto, as Lenders, and Champion Home Builders Co., as Borrower, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 21, 2003 and incorporated herein by reference.
10.28	First Amendment dated February 17, 2004 to the Loan and Security Agreement, filed at Exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.29	Second Amendment dated January 24, 2005 to the Loan and Security Agreement, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated January 24, 2005 and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer dated February 23, 2005, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005.
31.2	Certification of Chief Financial Officer dated February 23, 2005, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated February 23, 2005, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005.
99.1	Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Enterprises, Inc.

By:	/s/ Phyllis A. Knight

Phyllis A. Knight
Executive Vice President and
Chief Financial Officer
Dated: February 23, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Selwyn Isakow Selwyn Isakow	Chairman of the Board of Directors and Director	February 23, 2005

/s/ William C. Griffiths William C. Griffiths	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 23, 2005

/s/ Phyllis A. Knight Phyllis A. Knight	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2005

/s/ Richard Hevelhorst Richard Hevelhorst	Vice President and Controller (Principal Accounting Officer)	February 23, 2005

/s/ Robert W. Anestis Robert W. Anestis	Director	February 23, 2005

/s/ Eric S. Belsky Eric S. Belsky	Director	February 23, 2005

/s/ Brian D. Jellison Brian D. Jellison	Director	February 23, 2005

/s/ G. Michael Lynch G. Michael Lynch	Director	February 23, 2005

/s/ Shirley D. Peterson Shirley D. Peterson	Director	February 23, 2005

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS
      Management is responsible for the preparation of the Company’s consolidated financial statements and related notes. Management believes that the consolidated financial statements present the Company’s financial position and results of operations in conformity with accounting principles that are generally accepted in the United States, using our best estimates and judgments as required.
      The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and provides an objective, independent review of the fairness of reported operating results and financial position.
      The Board of Directors of the Company has an Audit Committee composed of three non-management Directors. The Committee meets regularly with management, internal auditors, and the independent registered public accounting firm to review accounting, internal control, auditing, and financial reporting matters.
      Formal policies and procedures, including an active Ethics and Business Conduct program, support the internal controls, and are designed to ensure employees adhere to the highest standards of personal and professional integrity. We have an internal audit program that independently evaluates the adequacy and effectiveness of these internal controls.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 1, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

William C. Griffiths Chief Executive Officer	Phyllis A. Knight Chief Financial Officer

CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES
      All other financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Champion Enterprises, Inc.:
      We have completed an integrated audit of Champion Enterprises, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of January 1, 2005 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of January 1, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 23, 2005

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

	(In thousands, except per share amounts)
Net sales	$1,150,242	$1,140,714	$1,370,566
Cost of sales	953,854	974,295	1,177,661

Gross margin	196,388	166,419	192,905
Selling, general and administrative expenses	159,414	180,398	232,809
Goodwill impairment charges	—	34,183	97,000
Restructuring charges	4,900	21,100	40,000
Mark-to-market charge for common stock warrant	5,500	3,300	—
Loss (gain) on debt retirement	2,776	(10,639)	(7,385)

Operating income (loss)	23,798	(61,923)	(169,519)
Interest income	2,048	1,621	2,624
Interest expense	(20,032)	(28,468)	(28,977)

Income (loss) from continuing operations before income taxes	5,814	(88,770)	(195,872)
Income tax (benefit) expense	(10,000)	(5,500)	53,500

Income (loss) from continuing operations	15,814	(83,270)	(249,372)
Income (loss) from discontinued operations, net of taxes (Note 5)	1,197	(19,814)	(6,183)

Net income (loss)	$17,011	$(103,084)	$(255,555)

Basic income (loss) per share (Note 10):
Income (loss) from continuing operations	$0.20	$(1.52)	$(5.09)
Income (loss) from discontinued operations	0.01	(0.34)	(0.13)

Basic income (loss) per share	$0.21	$(1.86)	$(5.22)

Weighted shares for basic EPS	70,494	57,688	49,341

Diluted income (loss) per share (Note 10):
Income (loss) from continuing operations	$0.19	$(1.52)	$(5.09)
Income (loss) from discontinued operations	0.02	(0.34)	(0.13)

Diluted income (loss) per share	$0.21	$(1.86)	$(5.22)

Weighted shares for diluted EPS	71,982	57,688	49,341

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

	January 1,	January 3,
	2005	2004

	(In thousands,
	except par value)
Assets
Current assets
Cash and cash equivalents	$142,266	$145,868
Restricted cash	529	8,341
Accounts receivable, trade	22,717	13,773
Inventories	105,580	98,824
Other current assets	14,415	18,325

Total current assets	285,507	285,131
Property, plant and equipment
Land and improvements	29,189	30,200
Buildings and improvements	104,003	110,970
Machinery and equipment	85,564	83,637

	218,756	224,807
Less-accumulated depreciation	132,735	128,986

	86,021	95,821

Goodwill	126,591	126,537
Non-current assets of discontinued operations	5	68
Other non-current assets	18,897	20,743

	$517,021	$528,300

Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Floor plan payable	$11,835	$14,123
Accounts payable	15,862	26,724
Accrued warranty obligations	33,551	40,558
Accrued volume rebates	30,234	31,293
Accrued compensation and payroll taxes	21,622	17,400
Accrued self-insurance	26,112	31,189
Current liabilities of discontinued operations	81	3,173
Other current liabilities	37,040	47,184

Total current liabilities	176,337	211,644
Long-term liabilities
Long-term debt	201,190	245,468
Other long-term liabilities	41,444	47,510

	242,634	292,978
Contingent liabilities (Note 13)
Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 21 shares and 9 shares issued and outstanding, respectively	20,750	8,689
Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 72,358 and 65,470 shares issued and outstanding, respectively	72,358	65,470
Capital in excess of par value	164,377	125,386
Accumulated deficit	(159,375)	(175,450)
Accumulated other comprehensive loss	(60)	(417)

Total shareholders’ equity	77,300	14,989

	$517,021	$528,300

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(In thousands)
Cash flows from operating activities
Income (loss) from continuing operations	$15,814	$(83,270)	$(249,372)
Adjustments to reconcile income (loss) from continuing operations to net cash (used for) provided by operating activities:
Depreciation and amortization	11,395	15,203	21,152
Loss (gain) on debt retirement	2,776	(10,639)	(7,385)
Goodwill impairment charges	—	34,183	97,000
Mark-to-market charge for common stock warrant	5,500	3,300	—
Fixed asset impairment charges	3,900	17,000	27,500
Gain on disposal of fixed assets, net	(886)	(4,611)	(928)
Tax benefit of stock options exercised	—	—	250
(Decrease) increase in allowance for tax adjustments	(12,000)	—	12,000
Increase/decrease
Accounts receivable	(8,944)	14,858	(1,124)
Refundable income taxes	3,123	58,397	(41,900)
Inventories	(13,755)	12,508	60,944
Cash collateral deposits	—	9,600	(13,392)
Deferred income taxes	—	—	94,800
Accounts payable	(10,862)	(10,329)	(10,506)
Accrued liabilities	(10,183)	(486)	3,853
Other, net	2,680	5,698	7,609

Net cash (used for) provided by continuing operating activities	(11,442)	61,412	501

Cash flows from discontinued operations
Income (loss) from discontinued operations	1,197	(19,814)	(6,183)
(Increase) decrease in net assets of discontinued operations	(3,008)	25,854	(21,407)

Net cash (used for) provided by discontinued operations	(1,811)	6,040	(27,590)

Cash flows from investing activities
Additions to property, plant and equipment	(8,672)	(6,145)	(6,063)
Acquisition deferred purchase price payments	—	(3,882)	(3,500)
Investments in and advances to unconsolidated subsidiaries	(208)	(501)	(3,170)
Proceeds on disposal of fixed assets	3,721	10,192	9,994
Proceeds on disposal of retail businesses	6,813	—	—

Net cash provided by (used for) investing activities	1,654	(336)	(2,739)

Cash flows from financing activities
Decrease in floor plan payable, net	(2,288)	(3,024)	(53,772)
Decrease in long-term debt	(6,307)	(766)	(2,414)
Proceeds from Senior Notes	—	—	145,821
Purchase of Senior Notes	(10,395)	(35,830)	(23,750)
Increase in deferred financing costs	—	(1,840)	(2,253)
Decrease (increase) in restricted cash	7,888	42,542	(50,245)
Preferred stock issued, net	12,000	—	23,810
Common stock issued, net	7,777	1,390	1,119
Dividends paid on preferred stock	(678)	(1,101)	(563)

Net cash provided by financing activities	7,997	1,371	37,753

Net (decrease) increase in cash and cash equivalents	(3,602)	68,487	7,925
Cash and cash equivalents at beginning of period	145,868	77,381	69,456

Cash and cash equivalents at end of period	$142,266	$145,868	$77,381

Additional cash flow information
Cash paid for interest	$20,801	$29,045	$25,991
Cash paid for income taxes	$2,356	$1,664	$818
See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common stock		Capital in		other		Total
			excess of	Accumulated	comprehensive		comprehensive
	Shares	Amount	par value	deficit	loss	Total	income (loss)

	(In thousands)
Balance at December 29, 2001	48,320	$48,320	$36,423	$189,262	$(1,971)	$272,034
Net loss	—	—	—	(255,555)	—	(255,555)	$(255,555)
Preferred stock dividends declared	105	105	707	(1,857)	—	(1,045)
Stock options and benefit plans	350	350	615	—	—	965
Tax benefit of stock options	—	—	250	—	—	250
Amortization of preferred stock issuance costs	—	—	(446)	—	—	(446)
Preferred stock redemptions	2,648	2,648	12,352	—	—	15,000
Issuance for acquisition deferred purchase price payments	1,235	1,235	4,765	—	—	6,000
Foreign currency translation adjustments	—	—	—	—	122	122	122

Balance at December 28, 2002	52,658	52,658	54,666	(68,150)	(1,849)	37,325	$(255,433)

Net loss	—	—	—	(103,084)	—	(103,084)	$(103,084)
Preferred stock dividends declared	—	—	—	(728)	—	(728)
Stock options and benefit plans	643	643	4,317	—	—	4,960
Amortization of preferred stock issuance costs	—	—	(683)	—	—	(683)
Preferred stock conversions and redemptions	3,752	3,752	17,499	—	—	21,251
Charge for induced conversion of preferred stock	—	—	3,488	(3,488)	—	—
Issuance for acquisition deferred purchase price payments	1,731	1,731	4,887	—	—	6,618
Issuance for purchase and retirement of debt	6,686	6,686	41,212	—	—	47,898
Foreign currency translation adjustments	—	—	—	—	1,432	1,432	1,432

Balance at January 3, 2004	65,470	65,470	125,386	(175,450)	(417)	14,989	$(101,652)

Net income	—	—	—	17,011	—	17,011	$17,011
Preferred stock dividends declared	29	29	230	(936)	—	(677)
Stock options and benefit plans	2,127	2,127	5,758	—	—	7,885
Amortization of preferred stock issuance costs	—	—	(61)	—	—	(61)
Issuance for acquisition deferred purchase price payments	880	880	7,120	—	—	8,000
Issuance for purchase and retirement of debt	3,852	3,852	25,944	—	—	29,796
Foreign currency translation adjustments	—	—	—	—	357	357	357

Balance at January 1, 2005	72,358	$72,358	$164,377	$(159,375)	$(60)	$77,300	$17,368

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Summary of Significant Accounting Policies

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

Business
      The Company is a leading producer of factory-built housing with operations and markets located throughout the U.S. and in western Canada. The Company also operates retail sales centers in 15 states as of January 1, 2005.

Revenue Recognition
      For manufacturing shipments to independent retailers, sales revenue is generally recognized when wholesale floor plan financing or retailer credit approval has been received, the home is invoiced, title is transferred and the home is shipped. As is customary in the factory-built housing industry, the majority of the Company’s manufacturing shipments to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of generally up to 24 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to purchase the related floor plan loans or repurchase the homes from the lender. The repurchase price is equal to the unpaid balance of the floor plan loans, plus certain administrative costs incurred by the lender to repossess the homes, less the cost of any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 13.
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

Restructuring Charges
      Restructuring charges incurred in 2004 and 2003 were accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Restructuring charges incurred prior to 2003 were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs and Delivery Costs and Revenue
      Advertising costs are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). Total advertising expense was approximately $6 million, $7 million, and $13 million in 2004, 2003, and 2002, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

Cash and Cash Equivalents
      Cash and cash equivalents include investments which have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities.

Restricted Cash
      At January 1 2005, $0.5 million of cash held by a bank was pledged as collateral for outstanding letters of credit which collateralized insurance programs.

Inventories
      Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method for raw materials and the specific identification method for finished goods and other inventory. Manufacturing cost includes cost of materials, labor and manufacturing overhead. Retail inventories of new manufactured homes are valued at manufacturing cost, or net purchase price if acquired from unaffiliated third parties. Pre-owned homes are valued at the lower of cost or estimated fair market value, not in excess of estimated selling price less delivery, setup and a normal profit margin.

Property, Plant and Equipment
      Property, plant and equipment (“PP&E”) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements — 3 to 15 years; buildings and improvements — 8 to 33 years; and machinery and equipment — 3 to 15 years. Depreciation expense was $11.4 million, $15.2 million, and $21.2 million in 2004, 2003, and 2002, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows. In 2004, 2003, and 2002 the Company recorded PP&E impairment charges of $3.9 million, $17.0 million and $27.5 million, respectively, relating to idled manufacturing facilities, closed retail sales centers and certain development operations. Impairment charges are included in restructuring charges.
      At January 1, 2005, the Company had 18 idled manufacturing facilities of which 14 with net book value of approximately $5.8 million were permanent closures that were generally accounted for as held for sale. The balance of the Company’s idled manufacturing facilities with net book value of $4.0 million at January 1, 2005 were accounted for as long-lived assets to be held and used. The net book value of idled manufacturing facilities at January 1, 2005 was net of impairment reserves totaling $22.1 million. During 2004, the Company sold two idled manufacturing facilities for total proceeds of $2.2 million which approximated the net carrying value of the facilities.

Goodwill
      The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s remaining goodwill at January 1, 2005 is related to its manufacturing segment. The Company evaluates the segment’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the segment’s fair value, the Company calculates the present value of future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cash flows based on forecasted sales volumes, the number of homebuilding facilities in operation, current industry and economic conditions, historical results, and inflation. In 2003 and 2002, the Company recorded retail goodwill impairment charges of $34.2 million and $97.0 million, respectively.

Unconsolidated Subsidiaries
      The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company’s net investment in its unconsolidated subsidiaries totaled $3.9 million and $4.1 million at January 1, 2005 and January 3, 2004, respectively. Equity method pretax losses from these companies totaled $0.4 million in 2004, $0.4 million in 2003, and $2.4 million in 2002 and were recorded in SG&A. During 2002, the Company sold its principal minority investment in development operations.

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

Warranty Obligations
      The Company’s manufacturing operations generally provide the retail homebuyer with a twelve-month warranty from the date of consumer purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the twelve-month warranty period, and the historical average costs incurred to service a home.

Dealer Volume Rebates
      The Company’s manufacturing operations sponsor volume rebate programs under which sales to independent retailers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments
      The Company generally does not utilize derivative instruments. However, the Company does have an outstanding common stock warrant for 2.2 million shares which is accounted for as a derivative instrument. The obligation under this warrant is recorded at its estimated fair market value which resulted in charges totaling $5.5 million in 2004 and $3.3 million in 2003.

Reclassifications
      Certain items in the prior years’ financial statements have been reclassified to conform to the current year classification.

Stock-Based Compensation Programs
      The Company accounts for its stock-based employee compensation programs under Accounting Principles Board (“APB”) Opinion No. 25. Additional disclosures and pro forma information required by SFAS No. 123 as amended by SFAS No. 148 follow. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the requirements of SFAS No. 123, pro forma net income (loss) per share and stock-based compensation expense would have been as indicated below:

	2004	2003	2002

	(In millions, except per share
	amounts)
Net income (loss) — as reported	$17.0	$(103.1)	$(255.6)
Net income (loss) — pro forma	16.5	(103.5)	(258.9)
Basic income (loss) per share — as reported	0.21	(1.86)	(5.22)
Diluted income (loss) per share — as reported	0.21	(1.86)	(5.22)
Basic income (loss) per share — pro forma	0.21	(1.87)	(5.28)
Diluted income (loss) per share — pro forma	0.20	(1.87)	(5.28)
Stock-based employee compensation expense, net of related tax effects — as reported	2.1	2.8	(0.1)
Stock-based employee compensation expense, net of related tax effects — pro forma	$2.6	$3.2	$3.2
      SFAS No. 123 pro forma compensation costs for 2004, 2003, and 2002 were reduced by the reversal of prior year pro forma compensation costs totaling $0.3 million, $0.9 million, and $0.9 million, respectively, for forfeitures of unvested options and awards during the year. In determining the pro forma amounts in accordance with SFAS No. 123, the fair value of each stock option grant or award is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002

Risk free interest rate	5.1%	2.8%	3.5%
Expected life (years)	4.0	4.0	4.5
Expected volatility	50%	50%	36%
Expected dividend	—	—	—
      The weighted average per share fair value of stock options granted during 2004, 2003 and 2002 was $4.90, $1.53, and $2.55, respectively, for options granted at market value, and $1.99 in 2002 for options granted at less than market value. No stock options were granted at less than market value in either 2004 or 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year End
      The Company’s fiscal year is a 52 or 53 week period that ends on the Saturday nearest December 31. Fiscal years 2004 and 2002 were each comprised of 52 weeks. The year ended January 3, 2004 (fiscal year 2003) was comprised of 53 weeks.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payment under the provisions of APB Opinion No. 25 and disclose share-based compensation as accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. The Company will early adopt SFAS No. 123R, which is effective June 15, 2005, in January 2005. Once the standard is adopted, we currently expect full-year 2005 diluted net earnings per share to be reduced by approximately $.01 for stock option. Application of this pronouncement requires significant judgment regarding the inputs to an option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on earnings for 2005 could differ significantly from our current estimate. We are currently considering the modified prospective method of transition, which would be first effective for our 2005 fiscal first quarter.
      In March 2004, the EITF issued EITF Abstract 03-6, “Participating Securities and the Two-Class method under FASB Statement No. 128” (“EITF 03-6”). EITF 03-6 requires the use of the two-class method of computing earnings per share for those enterprises with participating securities or multiple classes of common stock. Participating securities are those securities that may participate in dividends paid on common stock. Allocation of earnings is made according to a pre-determined formula with, at times, an upper limit on the extent of participation, regardless of whether earnings would actually be distributed and whether there are limitations on a company’s ability to pay dividends. EITF 03-6 became effective on March 31, 2004 and was implemented by the Company in the quarter ended July 3, 2004. Prior periods have been restated to conform, as necessary, which resulted in the allocation of income to participating securities holders in periods with net income. See Note 10.
Note 2 — Restructuring Charges
      During the fourth quarter of 2004, the Company closed 15 retail sales centers, closed one manufacturing facility for purposes of consolidating production at another facility, and recorded $6.5 million of restructuring charges. These restructuring actions are expected to be substantially complete during the first quarter of 2005. Retail restructuring charges in 2004 include fixed asset impairment charges of $0.6 million related to the planned sale of 13 retail sales centers during the first half of 2005. Manufacturing restructuring charges in 2004 also included a $1.0 million reduction of accrued warranty costs related to prior year closures due to better than expected loss experience. Difficult industry conditions affected our 2003 and 2002 sales and profits. In 2003, we closed and consolidated 40 retail sales centers and seven manufacturing facilities. Restructuring charges in 2003 also included additional warranty charges of $2.1 million for plants closed in prior periods. In 2002, we closed and consolidated 12 manufacturing facilities, 126 retail sales centers, and sold our principal development investment and closed our development management operation.
      In addition, in 2004 the Company sold nine traditional sales centers and four other sales centers for net cash proceeds of $6.8 million and the assumption of liabilities of $0.6 million, which approximated net book value of the assets sold.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Restructuring charges for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 were as follows:

	2004	2003	2002

	(In thousands)
Manufacturing restructuring charges
Fixed asset impairment charges	$2,500	$15,100	$19,500
Inventory charges	500	1,000	1,500
Warranty costs	(1,000)	5,400	3,500
Severance costs	800	700	1,800
Other closing costs	—	600	—

Total manufacturing charges	2,800	22,800	26,300

Retail restructuring charges
Fixed asset impairment charges	1,400	1,900	7,800
Inventory charges	1,900	4,600	13,000
Lease termination costs	100	900	3,900
Severance costs	100	200	700
Other closing costs	—	1,700	3,200

Total retail charges	3,500	9,300	28,600

Development restructuring charges
Severance costs	—	—	1,200
Asset impairment charges	—	—	1,600

Total development charges	—	—	2,800

Corporate office severance costs	—	—	300
Intercompany profit elimination	(800)	(2,100)	(2,700)

	$5,500	$30,000	$55,300

      Inventory charges, net of intercompany profit elimination, and warranty costs were included in cost of sales while asset impairment charges, severance costs, lease termination costs and other closing costs were included in restructuring charges in the consolidated statements of operations. Fixed asset and other asset impairment charges were non-cash charges. Inventory charges were generally realized through liquidation or disposal of the inventory in the year the charges were recorded, except for a portion of the 2004 reserves which is expected to be utilized during the first quarter of 2005.
      Fixed asset impairment charges for closed manufacturing facilities were primarily based on appraised values and the Company’s estimates of net sales values for permanent closures and projected future cash flows for temporary closures. See Note 1 for additional discussion related to the accounting for idled manufacturing facilities.
      Manufacturing inventory charges are for obsolescence related to the consolidation of product lines and models as a result of plant closings and the elimination of stock keeping units. Additional warranty costs were provided for expected higher costs to service homes after the closure of plants in certain areas. Manufacturing severance costs are related to the termination of substantially all the employees at the manufacturing facilities closed in the respective periods and include payments required under the Worker Adjustment and Retraining Notification Act made to hourly employees and severance payments to qualifying salaried employees. Approximately 200, 1,000, and 1,300 employees were terminated at the manufacturing facilities closed during 2004, 2003, and 2002, respectively. Unpaid manufacturing severance costs at January 1, 2005 and January 3,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 totaled $0.8 million and $0.4 million, respectively. There were no unpaid manufacturing severance costs at December 28, 2002.
      Retail fixed asset impairment charges were determined based on the expected sales proceeds for lots sold or to be sold and the net book value of sales centers abandoned or to be abandoned. Retail inventory charges represent estimated losses resulting from the wholesale liquidation of certain new home inventory and estimated lower of cost or market charges for inventory of land and park spaces and improvements at closed sales centers or lots to be sold. For purposes of reconciling 2004, 2003, and 2002 restructuring charges by segment, a credit (income) of $0.8 million, $2.1 million, and $2.7 million, respectively, resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment as a result of the liquidation of inventory at closed sales centers. Retail lease termination charges consist of accruals for future lease payments, net of estimated sublease income or settlements, for the termination of leases at vacated sales centers. Retail severance costs were related to the termination of qualifying employees. Approximately 125, 170, and 600 retail employees were terminated as a result of the 2004, 2003, and 2002 sales center closings, respectively. Unpaid retail severance costs were insignificant at the end of 2004, 2003, and 2002.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table provides information regarding activity for other restructuring reserves during 2004, 2003 and 2002.

	2004		2003		2002

	2004	Prior	2003	Prior	2002	Prior
	Closures	Closures	Closures	Closures	Closures	Closures

	(In thousands)
Balance at beginning of year	$—	$8,073	$—	$5,652	$—	$500
Additions charged (reversals credited) to earnings
Severance costs	900	(64)	900	—	4,000	—
Warranty costs	—	(1,000)	3,300	2,100	3,500	—
Lease termination costs	100	(114)	900	(354)	3,900	—
Other closing costs	—	—	2,300	—	3,200	—
Cash payments
Severance costs	(106)	(438)	(398)	(165)	(3,835)	—
Warranty costs	—	(2,234)	(710)	(1,802)	(562)	—
Lease termination costs	(84)	(448)	(712)	(1,638)	(1,351)	(500)
Other closing costs	—	(164)	(1,300)	—	(3,200)	—

Balance at end of year	$810	$3,611	$4,280	$3,793	$5,652	$—

Year end balance comprised of
Warranty costs	$—	$2,592	$2,590	$3,236	$2,938	$—
Lease termination costs	16	183	188	557	2,549	—
Other closing costs	794	836	1,502	—	165	—

	$810	$3,611	$4,280	$3,793	$5,652	$—

      Severance costs and other closing costs are generally paid within one year of the related closures. Most lease termination costs are paid within one year of the closures, but some are paid up to three years after the closures. Warranty costs are expected to be paid over a three year period after the closures.
Note 3 — Goodwill
      The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates the manufacturing segment’s fair value versus its carrying value annually as of the end of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The provisions of SFAS No. 142 require that a two-step evaluation be performed to assess goodwill and other intangible assets for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded.
      When estimating fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, number of homebuilding facilities in operation, current industry and economic conditions, historical results, and inflation. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future. Past evaluations of goodwill have resulted in significant retail

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment charges. The change in the carrying amount of goodwill for the fiscal years ended January 1, 2005 and January 3, 2004 follows:

	Manufacturing	Retail	Other	Total

	(In thousands)
Balance at December 28, 2002	$126,403	$34,439	$494	$161,336
Impairment charges	—	(34,183)	—	(34,183)
Other changes	134	(256)	(494)	(616)

Balance at January 3, 2004	126,537	—	—	126,537
Impairment charges	—	—	—	—
Other changes	54	—	—	54

Balance at January 1, 2005	$126,591	$—	$—	$126,591

      The $0.5 million decrease in other goodwill during the year ended January 3, 2004 was due to the sale of land, land improvements, and certain other assets of a development operation during the first quarter.
      During the fourth quarter of 2004, the Company performed its quarterly test for goodwill impairment and concluded no impairment of the carrying value of goodwill existed at January 1, 2005.

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

Impairment Charges in 2002
      In the second quarter of 2002, as a result of the closure of 64 retail sales centers, the Company performed a test for goodwill impairment similar to that described above. The results of the impairment test indicated that the implied fair value of the retail goodwill was less than its carrying value, resulting in a non-cash pretax impairment charge of $97.0 million. The Company performed its transitional test for goodwill impairment upon adoption of SFAS No. 142 as of the beginning of 2002 and concluded no impairment of the carrying value of goodwill existed at that date.
Note 4 — Income Taxes
      The pretax income (loss) from continuing operations for the fiscal years ended January 1, 2005, January 3, 2004, and December 28, 2002 was taxed under the following jurisdictions:

	2004	2003	2002

	(In thousands)
Domestic	$1,660	$(91,966)	$(198,324)
Foreign	4,154	3,196	2,452

Total pretax income (loss) from continuing operations	$5,814	$(88,770)	$(195,872)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision for income tax (benefit) from continuing operations follows:

	2004	2003	2002

Current
U.S. Federal	$(12,000)	$(7,000)	$(42,400)
Foreign	2,000	1,300	1,200
State	—	200	(100)

Total current	(10,000)	(5,500)	(41,300)

Deferred
U.S. Federal	—	—	78,600
Foreign	—	—	100
State	—	—	16,100

Total deferred	—	—	94,800

Total (benefit) provision	$(10,000)	$(5,500)	$53,500

      The provision for income tax (benefit) from continuing operations differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations as a result of the following differences:

	2004	2003	2002

	(In thousands)
Statutory U.S. tax rate	$2,000	$(31,100)	$(68,600)
(Decrease) increase in rate resulting from:
Deferred tax valuation allowance	(15,100)	22,800	101,500
Change in allowance for tax adjustments	(12,000)	(3,700)	12,000
State taxes net operating loss	4,500	(3,500)	(6,500)
Mark-to-market charge for common stock warrant	2,000	1,200
Nondeductible goodwill impairment	7,500	3,400	9,500
Other	1,100	5,400	5,600

Total income tax (benefit) provision	$(10,000)	$(5,500)	$53,500

Effective tax rate	(172)%	6%	(27)%

      The 2004 tax benefit included a $12.0 million current federal tax benefit from a reduction in the allowance for tax adjustments as a result of the finalization of certain tax examinations.
      The 2003 tax benefit included a $3.3 million current federal tax benefit resulting from the receipt of tax refunds totaling $63.5 million in 2003 that exceeded the total amount estimated at December 28, 2002. Additionally, in 2003 the Company recorded current federal tax benefits of $3.7 million as a result of federal tax audits completed in 2003.
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
      SFAS No. 109, “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the absence of specific favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
several years. The Company incurred pretax losses from continuing operations in 2000 through 2002 totaling $457 million, including goodwill impairment charges of $287 million. During 2000 through 2002, the manufactured housing industry and the Company were challenged by limited availability of consumer financing, high consumer repossession levels, reductions in wholesale floor plan lending availability and an uncertain economic outlook resulting in a continued decline in retail sales and manufacturing shipments. Accordingly, after consideration of these factors, the Company provided a 100% valuation allowance for its deferred tax assets in 2002, which totaled $101.5 million for continuing operations at December 28, 2002. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors.
      The Company has available federal net operating loss carryforwards of approximately $120 million for tax purposes to offset future federal taxable income and which expire in 2023 and 2024. Approximately $13.0 million of the U.S. federal net operating loss carryforward is due to tax deductions related to stock option exercises, the benefit of which, when recognized, will result in an increase to shareholders’ equity — capital in excess of par value. The Company has available state net operating loss carryforwards of approximately $163 million for tax purposes to offset future state taxable income and which expire principally between 2016 and 2022.
      Discontinued operations were taxed domestically. The 2004 pretax income from discontinued operations was $1.2 million, resulting in a tax provision of $0.4 million which was offset by a reduction in the deferred tax valuation allowance, resulting in no net tax provision for 2004. The 2003 pretax loss from discontinued operations was $19.8 million. The tax benefit of the 2003 loss at the statutory U.S. tax rate was $6.9 million, but was offset by a deferred tax valuation allowance resulting in no net tax benefit for discontinued operations in 2003. The 2002 pretax loss from discontinued operations of $8.3 million provided a current tax benefit of $2.9 million. In 2002, a deferred tax valuation allowance of $0.8 million was recorded for discontinued operations.
      Deferred tax assets and liabilities are comprised of the following as of January 1, 2005 and January 3, 2004:

	2004	2003

	(In thousands)
ASSETS
Federal net operating loss carryforwards	$41,700	$28,100
Goodwill	20,200	35,100
Warranty reserves	15,200	17,900
Insurance reserves	15,700	17,600
Fixed asset impairments	11,400	12,100
State net operating loss carryforwards	11,600	14,800
Employee compensation	5,200	5,200
Volume rebates	3,500	5,000
Inventory reserves	1,500	1,600
Other	5,300	5,500

Gross deferred tax assets	131,300	142,900

LIABILITIES
Depreciation	3,500	3,600
Prepaid expenses	1,100	1,200
Canadian withholding	900	900

Gross deferred tax liabilities	5,500	5,700

Valuation allowance	(125,800)	(137,200)

Net deferred tax assets	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Discontinued Operations
      In the quarter ended September 27, 2003, the Company exited the consumer finance business due to the inability to obtain satisfactory financing for this business. The Company’s financial services segment stopped accepting new loan applications on July 31, 2003 and processed approved applications through September 30, 2003.
      The Company entered the consumer finance business in April 2002 when it acquired the manufactured housing consumer loan origination business of CIT Group/ Sales Financing, Inc. (“CIT”), and entered into certain related agreements for cash payments of approximately $5 million, resulting in recording $4.1 million of goodwill. With this transaction, Champion acquired $0.5 million of fixed assets, the operating procedures, policies and customer lists for the business and the assignment of two office leases. The acquisition did not include any of the loan portfolios or related obligations of CIT’s loan origination business. The Company entered into agreements whereby, for a period of three years, an affiliate of CIT was to provide its loan origination and servicing systems and was to service the loans originated.
      The income (loss) from discontinued operations for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 is summarized below:

	2004	2003	2002

	(In thousands)
Loss from operations	$(50)	$(11,212)	$(6,183)
Income (loss) on discontinuance	1,247	(8,602)	—

Income (loss) from discontinued operations	$1,197	$(19,814)	$(6,183)

      The income recorded in 2004 primarily resulted from the settlement of contractual obligations that were accrued as part of the loss on discontinuance in 2003.
      The loss on discontinuance in 2003 included a goodwill impairment charge of $4.1 million as well as fixed asset impairment charges, severance costs and accruals for the estimated costs associated with the termination of operating leases and other contracts. Approximately 30 employees were terminated as a result of the discontinuance. Net revenues for the financial services business were $2.3 million for the year ended January 3, 2004 and $1.7 million for the year ended December 28, 2002. The 2002 loss from discontinued operations was net of income tax benefits of $2.1 million.
      At January 1, 2005, current liabilities of discontinued operations were insignificant. At January 3, 2004, current liabilities of discontinued operations were primarily comprised of accrued severance costs and accrued contractual obligations. During 2003, the Company sold substantially all the consumer loans that had been originated. Loans with face value of $86.7 million were sold for gross proceeds of approximately $79.3 million, providing net cash of $27.0 million after paydown of associated warehouse borrowings. During 2003, the Company originated $35.8 million of loans.
Note 6 — Inventories
      A summary of inventories by component at January 1, 2005 and January 3, 2004 follows:

	2004	2003

	(In thousands)
New manufactured homes	$39,001	$42,547
Raw materials	30,908	25,953
Work-in-process	7,166	6,204
Other inventory	28,505	24,120

	$105,580	$98,824

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.
Note 7 — Other Current Assets and Other Long-term Liabilities
      A summary of other current assets and other long-term liabilities by component at January 1, 2005 and January 3, 2004 follows:

	2004	2003

	(In thousands)
Other current assets
Refundable income taxes	$—	$3,050
Deposits	6,500	6,500
Other current assets	7,915	8,775

	$14,415	$18,325

Other long-term liabilities
Accrued self-insurance and warranty	$23,200	$23,200
Other long-term liabilities	18,244	24,310

	$41,444	$47,510

      Deposits consist of cash collateral deposited for insurance purposes.
Note 8 — Debt
      Long-term debt by component at January 1, 2005 and January 3, 2004 consisted of the following:

	2004	2003

	(In thousands)
7.625% Senior Notes due 2009	$89,273	$113,715
11.25% Senior Notes due 2007	97,510	111,010
Obligations under industrial revenue bonds	12,430	18,145
Other debt	1,977	2,598

	$201,190	$245,468

      The Senior Notes due 2009 are unsecured and interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants, which, among other things, limit the Company’s ability to incur additional indebtedness and incur liens on assets. During 2004, the Company purchased and retired $24.4 million of its Senior Notes due 2009 in exchange for cash payments of $10.4 million and 1.7 million shares of the Company’s common stock. During 2003, the Company purchased and retired $56.3 million of its Senior Notes due 2009 in exchange for cash payments of $22.6 million and 2.8 million shares of Company common stock, resulting in a pretax gain of $13.3 million. During 2002, the Company purchased and retired $30 million of its Senior Notes due 2009 for cash payments of $23.8 million, resulting in a pretax gain of $5.9 million.
      In April 2002, Champion Home Builders Co. (“CHB”), a wholly-owned subsidiary of the Company, issued $150 million of Senior Notes due 2007 with interest payable semi-annually at an annual rate of 11.25%. Substantially all of CHB’s wholly owned subsidiaries are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. The Senior Notes due 2007 are unsecured but are effectively senior to the Senior Notes due 2009. During 2004, the Company purchased and retired $13.5 million of its Senior Notes due 2007 in exchange for 2.2 million shares of the Company’s common stock, resulting in a pretax loss of $2.7 million. During 2003, the Company purchased and retired $39.0 million of its Senior Notes due 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in exchange for cash payments of $13.2 million and 3.8 million shares of Company common stock, resulting in a pretax 1oss of $2.7 million.
      The indenture governing the Senior Notes due 2007 contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness, issue additional redeemable preferred stock, pay dividends on or repurchase common stock, make certain investments and incur liens on assets. The debt incurrence covenant in the indenture currently limits additional debt to a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; warehouse financing meeting certain parameters up to $200 million; other debt up to $30 million; and ordinary course indebtedness and contingent obligations that includes non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guaranties of additional debt otherwise permitted to be incurred. The resulting effect at January 1, 2005, on a working capital line of credit when combined with limitations in our Senior Notes due 2009, was a limit of approximately $73 million of which no more than approximately $32 million of cash borrowings could be secured debt. As of January 1, 2005, secured debt under this covenant was $18.4 million.
      The obligations under industrial revenue bonds are due in 2019 and 2029 with interest payable monthly at variable rates tied to short-term tax-exempt rate indices, which averaged 1.3% during 2004. These obligations are collateralized by the underlying real property as well as letters of credit. During 2004, the Company purchased and retired $5.7 million of its industrial revenue bonds for a cash payment of $5.7 million, resulting in a pretax loss of $0.1 million.
      In January 2003, CHB entered into a three-year, $75 million revolving credit facility to be used in support of letters of credit and for general corporate purposes. Under this facility, as amended January 24, 2005, letter of credit fees range from 1.75% to 2.25% annually and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.0% to 2.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the facility is determined by a monthly borrowing base calculation based on percentages of eligible accounts receivable, inventory, fixed assets, and, if necessary, cash on deposit. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period as well as cash losses under wholesale repurchase obligations. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, fixed assets, cash, and other assets. As of January 1, 2005, there were $60.3 million of letters of credit issued under the facility, there were no borrowings outstanding and the Company’s liquidity, as defined, was $117 million, which was is excess of $35 million such that no other financial covenants were in effect.
      The Company has two floor plan facilities with total availability of $19.6 million of which $11.8 million was outstanding at January 1, 2005. Floor plan liabilities are borrowings from various financial institutions secured principally by retail inventories of manufactured homes. Interest on these liabilities generally ranges from the prime rate to the prime rate plus 1.5%, with a minimum rate of 6.0% for certain borrowings. One of these facilities for $15 million contains a covenant requiring the maintenance of a minimum of $35 million of liquidity, as defined in the facility, at each fiscal month end. In the event of non-compliance with this covenant, the lender could terminate the credit line and cause the debt to become immediately due and payable. As of January 1, 2005, the Company had approximately $9.0 million outstanding under this facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and was in compliance with the covenant. As is customary for these types of financings, both of these facilities may be cancelled by the lender with a 30-day notice.
Note 9 — Redeemable Convertible Preferred Stock
      At January 1, 2005 redeemable convertible preferred stock consisted of Series C with a carrying value and redemption value of $8.75 million and Series B-2 with a carrying value and redemption value of $12.0 million. The preferred stock has a 5% annual dividend that is payable quarterly, at the Company’s option, in cash or common stock. The Series C preferred stock has a seven-year term expiring April 2, 2009. The Series B-2 preferred stock, which was issued in 2004 upon the preferred shareholder’s exercise of its right, has a four-year term expiring July 8, 2008.
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
      In connection with the issuance of the Series C preferred stock in 2002, the Company issued to the preferred shareholder a warrant, which currently is exercisable based on approximately 2.2 million shares at a strike price of $11.52 per share. Annually, on April 2 of each year, the warrant strike price increases by $0.75 per share. The warrant expires on April 2, 2009 and is exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise. During 2004 and 2003, as a result of an increase in the Company’s common stock price, the Company recorded charges of $5.5 million and $3.3 million, respectively, for the change in estimated fair value of this warrant.
      During 2003, the preferred shareholder redeemed $5.0 million of Series B-1 preferred stock for 0.9 million shares of the Company’s common stock.
Note 10 — Earnings per Share
      Earnings per share calculations for 2004 include an allocation of income to participating securities pursuant to the provisions of EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” as discussed in Note 1. Prior periods have been restated, as necessary, to conform.
      The Company’s potentially dilutive securities consist of outstanding stock options and awards, deferred purchase price obligations, convertible preferred stock and common stock warrants. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. Outstanding stock options and deferred purchase price obligations were not considered in determining the denominator for diluted EPS for 2003 and 2002 because the effect would have been antidilutive. The amount of potentially dilutive securities that were excluded from the determination of diluted EPS was 7 million shares in 2003 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11 million shares in 2002. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	2004	2003	2002

	(In thousands)
Numerator
Net income (loss)	$17,011	$(103,084)	$(255,555)
Less income (plus loss) from discontinued operations	(1,197)	19,814	6,183
Less preferred stock dividends	(936)	(728)	(1,857)
Less amount allocated to participating securities holders	(995)	—	—
Less charge to retained earnings for induced conversion of preferred stock	—	(3,488)	—

Income (loss) from continuing operations available to common shareholders for basic and diluted EPS	13,883	(87,486)	(251,229)

Income (loss) from discontinued operations	1,197	(19,814)	(6,183)
Less amount allocated to participating securities	(80)	—	—

Income (loss) from discontinued operations available to common shareholders for basic and diluted EPS	1,117	(19,814)	(6,183)

Income (loss) available to common shareholders for basic and diluted EPS	$15,000	$(107,300)	$(257,412)

Denominator
Shares for basic EPS — weighted average shares outstanding	70,494	57,688	49,341
Plus effect of dilutive securities Deferred purchase price obligations	530	—	—
Stock options and awards	958	—	—

Shares for diluted EPS	71,982	57,688	49,341

Note 11 — Shareholders’ Equity
      The Company has 120 million shares of common stock authorized. In addition, there are 5 million authorized shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board has the authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. At January 1, 2005 and January 3, 2004 the Company had 20,750 and 8,750 shares of cumulative convertible preferred stock, respectively, issued and outstanding. See Note 9.
      At January 1, 2005 and January 3, 2004, the Company was obligated for a deferred purchase price liability totaling $2 million and $10 million, respectively, due in quarterly installments of $2 million without interest, and was payable, at the Company’s option, in cash or common stock. The four installments in 2004 were paid by issuing 0.9 million shares of Champion common stock. The four installments due in 2003 were paid by issuing 1.7 million shares of Champion common stock and by using $1.4 million of cash. In January 2005, the final installment was paid by issuing 171,000 shares of common stock.
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
      The book value and estimated fair value of the Company’s financial instruments are as follows:

	January 1, 2005		January 3, 2004

	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value

	(In thousands)
Cash and cash equivalents	$142,266	$142,266	$145,868	$145,868
Restricted cash	529	529	8,341	8,341
Floor plan payable	11,835	11,835	14,123	14,123
Senior Notes due 2009	89,273	90,717	113,715	108,029
Senior Notes due 2007	97,510	109,717	111,010	116,561
Other long-term debt	14,407	14,407	20,743	20,743
Redeemable convertible preferred stock	$20,750	$20,750	$8,689	$8,750
Note 13 — Contingent Liabilities
      As is customary in the manufactured housing industry, a significant portion of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at January 1, 2005 was estimated to be approximately $250 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates which will not be paid. Losses incurred on homes repurchased totaled $0.3 million in 2004, $1.3 million in 2003, and $1.3 million in 2002.
      During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. During 2003, the Company agreed to temporarily extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders.
      At January 1, 2005 the Company was contingently obligated for approximately $60.3 million under letters of credit, primarily comprised of $14.3 million to support insurance reserves, $12.6 million to support long-term debt, $27.7 million to secure surety bonds and $5.0 million to support an independent floor plan facility. Champion was also contingently obligated for $31.9 million under surety bonds, generally to support insurance and license and service bonding requirements. Approximately $27.2 million of the letters of credit and $20.8 million of the surety bonds support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.
      At January 1, 2005 certain of the Company’s subsidiaries were guarantors of $5.6 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.
      The Company has provided various representations, warranties and other standard indemnifications in the ordinary course of its business, in agreements to acquire and sell business assets and in financing arrangements. The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management believes the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s financial position, results of operations or cash flows.
Note 14 — Retirement Plans
      The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing three months of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees’ contributions. Company contributions vest when made for employees with at least one full year of service. Company contributions made on behalf of employees with less than one full year of service vest on the employee’s first anniversary. Amounts expensed under these plans were $3.1 million in 2004, $3.4 million in 2003 and $4.0 million in 2002.
Note 15 — Stock Option and Incentive Plans
      The Company has various stock option and incentive plans and agreements whereby stock options, performance share awards, restricted stock awards, and other stock-based incentives were made available to certain employees, directors and others. Stock options were granted below, at, or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions.
      The following table summarizes the changes in outstanding stock options during the last three years:

		Weighted
		Average
	Number of	Exercise Price
	Shares	per Share

	(In thousands)
Outstanding at December 29, 2001	7,736	$8.29
Granted	1,339	5.82
Exercised	(241)	2.09
Canceled or forfeited	(1,274)	9.65

Outstanding at December 28, 2002	7,560	7.82
Granted	145	4.03
Exercised	(553)	3.76
Canceled or forfeited	(1,747)	9.12

Outstanding at January 3, 2004	5,405	7.72
Granted	100	9.73
Exercised	(1,959)	4.09
Canceled or forfeited	(457)	11.62

Outstanding at January 1, 2005	3,089	$9.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information regarding stock options outstanding at January 1, 2005:

	Options Outstanding			Options Exercisable

			Average		Average
		Weighted	Exercise		Exercise
Range of	Number of	Average	Price per	Number of	Price per
Exercise Prices	Shares	Life	Share	Shares	Share

	(In thousands)	(Years)		(In thousands)
$2.48 - $5.00	1,066	3.9	$2.90	775	$2.91
$5.01 - $10.00	833	4.8	8.05	623	7.81
$10.01 - $15.00	536	2.6	11.19	401	11.34
$15.01 - $26.81	654	3.2	20.77	654	20.77

	3,089	3.8	$9.52	2,453	$10.30

      As of January 3, 2004, exercisable shares totaled 3,925,000 with a weighted average exercise price of $8.17 per share. As of December 28, 2002, exercisable shares totaled 3,688,000 with a weighted average exercise price of $9.36 per share.
      The number of shares issued through non-employee director stock awards in 2004, 2003, and 2002 was 27,206, 27,200, and 10,000, respectively, with weighted average award date fair values per share of $11.41, $2.30, and $8.30, respectively.
      In 2003 and 2002, the Company granted 100,400 shares and 91,200 shares, respectively, of non-vested common stock, with grant date fair values per share of $2.86 and $11.74, respectively. These grants are subject to a three-year cliff-vesting schedule. During 2004 22,100 shares from a grant in 2001 vested and were issued. At January 1, 2005, there were 107,250 shares outstanding under these grants.
      At January 1, 2005 there were 1,012,165 performance share awards outstanding. These shares will vest and be issued only if certain three-year performance targets are met for 2003 through 2005, 2004 through 2006, and 2005 through 2007.
      At January 1, 2005 there were 61,665 shares of non-vested shares outstanding that were granted in 2004 with a grant date fair value of $9.73 and vest 33% per year subject to continued employment with the Company. Additionally, at January 1, 2005, there were 160,000 shares of restricted stock outstanding that were issued in 2004 with a grant date fair value of $11.75 and vest 20% per year over 5 years subject to continued employment with the Company.
      There were 0.4 million, 3.1 million, and 3.8 million shares reserved for stock-based compensation grants and awards at January 1, 2005, January 3, 2004, and December 28, 2002, respectively.
Note 16 — Segment Information
      The Company currently operates principally in two segments in the manufactured housing industry: (1) manufacturing and (2) retail. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies”. Manufacturing segment sales to the retail segment and related manufacturing profits are included with the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. General corporate expenses include the costs and equity method losses from development operations. In reconciling results by segment, the intercompany profit elimination represents the change in manufacturing segment gross profit in Champion-produced inventory at Company-owned retailers. The Company has foreign operations consisting of two manufacturing facilities in western Canada. For each of the last three years, the total sales and total assets of these Canadian operations were less than 5% of the Company’s consolidated totals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company evaluates the performance of its manufacturing and retail segments and allocates resources to them primarily based on income (loss) before interest, income taxes, and general corporate expenses, excluding goodwill impairment charges (“segment income (loss)”).
      Reconciliations of segment sales to consolidated net sales, segment income (loss) to consolidated income (loss) from continuing operations before income taxes, segment depreciation expense to consolidated depreciation expense and segment capital expenditures to consolidated capital expenditures in 2004, 2003, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002, and segment assets to consolidated total assets as of January 1, 2005, January 3, 2004, and December 28, 2002 were as follows:

	2004	2003	2002

	(In thousands)
Net sales
Manufacturing net sales	$1,002,164	$981,254	$1,150,638
Retail net sales	245,978	269,146	376,632
Less: intercompany	(97,900)	(109,686)	(156,704)

Consolidated net sales	$1,150,242	$1,140,714	$1,370,566

Income (loss) from continuing operations before income taxes
Manufacturing segment income	$59,731	$7,253	$2,743
Retail segment loss	(1,051)	(14,831)	(58,204)
General corporate expenses	(27,706)	(30,717)	(30,903)
Mark-to-market charge for common stock warrant	(5,500)	(3,300)	—
Goodwill impairment charges	—	(34,183)	(97,000)
(Loss) gain on debt retirement	(2,776)	10,639	7,385
Interest expense, net	(17,984)	(26,847)	(26,353)
Intercompany profit elimination	1,100	3,216	6,460

Consolidated income (loss) from continuing operations before income taxes	$5,814	$(88,770)	$(195,872)

Total assets
Manufacturing	$275,368	$268,001	$309,336
Retail	76,540	77,294	132,682
Corporate and developments	170,079	189,858	236,010
Discontinued operations	5	68	59,513
Intercompany elimination	(4,971)	(6,921)	(9,450)

Consolidated total assets	$517,021	$528,300	$728,091

Depreciation expense
Manufacturing	$9,453	$12,312	$15,912
Retail	1,359	2,116	4,148
Corporate and developments	583	775	1,092

Consolidated depreciation expense	$11,395	$15,203	$21,152

Capital expenditures
Manufacturing	$7,187	$4,056	$3,988
Retail	727	631	1,137
Corporate and developments	758	1,458	938

Consolidated capital expenditures	$8,672	$6,145	$6,063

      For the year ended January 1, 2005, manufacturing segment income included $2.8 million of restructuring charges. Retail segment loss in 2004 included $3.5 million of restructuring charges. See Note 2 for a description of the restructuring charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended January 3, 2004, manufacturing segment income included $22.8 million of restructuring charges, and a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. Also, included in 2003 manufacturing results was $4.1 million of gains from the sale of idle facilities. Retail segment income in 2003 included $9.3 million of restructuring charges. General corporate expenses in 2003 included severance costs totaling $4.4 million related to the termination of certain executive officers.
      For the year ended December 28, 2002, manufacturing segment income included $26.3 million of restructuring charges, a $2.3 million gain on sale of idled facilities, and a $5.6 million adjustment to increase self-insurance reserves. Retail segment loss in 2002 included $28.6 million for restructuring charges. General corporate expenses in 2002 included $2.8 million of charges related to exiting certain development operations and $0.3 million of severance costs for staff reductions at the Company’s corporate office.
      All cash balances and refundable income tax balances are classified as corporate assets. Restricted cash balances of $0.5 million, $8.3 million and $49.5 million at January 1, 2005, January 3, 2004 and December 28, 2002, respectively, are classified as corporate assets. Retail floor plan interest expense not included in retail segment income totaled $0.8 million, $1.4 million and $2.7 million in 2004, 2003 and 2002, respectively.
Note 17 — Leases
      Most of the Company’s retail sales locations, certain of its other facilities and certain manufacturing equipment are leased under terms that range from monthly to five years. Rent expense was $6.0 million in 2004, $7.6 million in 2003 and $11.2 million in 2002. Some of the real property leases have renewal options or escalation clauses.
      Future minimum lease payments under operating leases totaled $16.0 million at January 1, 2005 as follows: $4.4 million in 2005, $2.9 million in 2006, $2.1 million in 2007, $0.7 million in 2008, $0.4 million in 2009, and $5.5 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 18 — Accrued Product Warranty Obligations
      The following table summarizes the changes in accrued product warranty obligations during the last three years. A portion of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet.

Accrued
Warranty
Obligation

(In thousands)
Reserves at December 29, 2001	$49,040
Warranty expense provided	62,514
Reserve adjustment for closed plants	3,500
Cash warranty payments	(65,415)

Reserves at December 28, 2002	49,639
Warranty expense provided	51,389
Reserve adjustment for closed plants	5,400
Cash warranty payments	(59,370)

Reserves at January 3, 2004	47,058
Warranty expense provided	46,822
Reserve adjustment for closed plants	(1,000)
Cash warranty payments	(52,829)

Reserves at January 1, 2005	$40,051

Note 19 — Related Party Transactions
      Commencing June 30, 2003, the Company engaged AlixPartners, LLC, a consulting firm, one of whose managing directors, Albert A. Koch, served until July 31, 2004 as the Company’s Chairman of the Board of Directors, President and Chief Executive Officer. On August 17, 2004 Mr. Koch resigned as a member of the Company’s Board of Directors. The firm was engaged for various consulting projects, some of which were based on hourly fees and expenses and another for which fees were contingent upon results. During 2004 the Company recorded expenses of $5.6 million and paid fees of $4.1 million, to AlixPartners, LLC and AP Services, LLC, its affiliate, for services rendered, including the services of Mr. Koch. Related expenses and payments in 2003 were $2.0 million and $1.4 million, respectively.
Note 20 — Non-cash Transactions
      In 2004, the Company purchased and retired $27.0 million of its Senior Notes in exchange for 3.9 million shares of Company common stock. Additionally, during 2004, the Company issued 0.9 million shares of common stock in payment of $8.0 million of deferred purchase price obligations and 29,000 shares of common stock in payment of dividends on preferred stock totaling $0.3 million.
      In 2003, the Company purchased and retired $44.7 million of its Senior Notes in exchange for 6.6 million shares of Company common stock. The accrued interest on these purchased Senior Notes was paid with 0.1 million shares of common stock. In 2003, the Company issued 1.7 million shares of common stock in payment of $6.6 million of deferred purchase price obligations.
      In 2002, the Company issued 1.2 million shares of common stock in payment of $6.0 million of deferred purchase price obligations and 0.1 million shares of common stock in payment of dividends on preferred stock totaling $0.8 million. In 2002, the Company sold its minority interest in its principal investment in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
manufactured housing developments in exchange for a note due in 2009 with a below market interest rate, and recorded the note at its estimated fair value of $4.6 million.
Note 21 — Subsidiaries’ Guaranty of Indebtedness
      Substantially all subsidiaries of CHB are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. In addition, CHB is a guarantor and substantially all its subsidiaries are guarantors of the Senior Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CHAMPION ENTERPRISES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JANUARY 1, 2005

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$298,135	$902,702	$47,305	$(97,900)	$1,150,242
Cost of sales	—	257,576	758,046	37,232	(99,000)	953,854

Gross margin	—	40,559	144,656	10,073	1,100	196,388
Selling, general and administrative expenses	(220)	25,431	127,608	6,595	—	159,414
Mark-to-market charge for common stock warrant	5,500	—	—	—	—	5,500
Restructuring charges		4,900	—	—	—	4,900
Loss on debt retirement	12	2,696	68	—	—	2,776

Operating (loss) income	(5,292)	7,532	16,980	3,478	1,100	23,798
Interest income	7,308	7,338	1,783	215	(14,596)	2,048
Interest expense	(7,308)	(11,267)	(16,052)	(1)	14,596	(20,032)

(Loss) income from continuing operations before income taxes	(5,292)	3,603	2,711	3,692	1,100	5,814
Income tax expense (benefit)	—	—	(12,000)	2,000	—	(10,000)

(Loss) income from continuing operations	(5,292)	3,603	14,711	1,692	1,100	15,814
Income (loss) from discontinued operations	—	—	1,124	73	—	1,197

(Loss) income before equity in income of consolidated subsidiaries	(5,292)	3,603	15,835	1,765	1,100	17,011
Equity in income (loss) of consolidated subsidiaries	21,203	17,600	—	—	(38,803)	—

Net income	$15,911	$21,203	$15,835	$1,765	$(37,703)	$17,011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CHAMPION ENTERPRISES, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JANUARY 1, 2005

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Assets
Current assets
Cash and cash equivalents	$—	$120,377	$3,827	$17,581	$481	$142,266
Restricted cash	—	309	220	—	—	529
Accounts receivable, trade	—	9,273	14,593	1,058	(2,207)	22,717
Inventories	—	16,153	90,347	2,780	(3,700)	105,580
Other current assets	—	9,507	4,668	540	(300)	14,415

Total current assets	—	155,619	113,655	21,959	(5,726)	285,507

Property, plant and equipment, net	—	26,608	57,088	2,325	—	86,021
Goodwill	—	—	125,783	808	—	126,591
Investment in consolidated subsidiaries	26,641	310,177	146,243	6,819	(489,880)	—
Non-current assets of discontinued operations	—	—	5	—	—	5
Other non-current assets	692	2,653	6,942	8,610	—	18,897

	$27,332	$495,057	$449,716	$40,521	$(495,605)	$517,021

Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Floor plan payable	$—	$—	$11,835	$—	$—	$11,835
Accounts payable	—	8,232	6,739	891	—	15,862
Accrued warranty obligations	—	7,338	25,434	779	—	33,551
Accrued volume rebates	—	10,244	18,232	2,377	(619)	30,234
Current liabilities of discontinued operations	—	—	81	—	—	81
Other current liabilities	975	24,519	60,206	(726)	(200)	84,774

Total current liabilities	975	50,333	122,527	3,321	(819)	176,337

Long-term liabilities
Long-term debt	89,273	104,879	7,038	—	—	201,190
Other long-term liabilities	8,800	8,125	24,376	143	—	41,444

	98,073	113,004	31,414	143	—	242,634

Intercompany balances	(160,246)	48,972	441,453	5,974	(336,153)	—
Redeemable convertible preferred stock	20,750	—	—	—	—	20,750
Shareholders’ equity
Common stock	72,358	1	63	3	(67)	72,358
Capital in excess of par value	164,377	613,336	274,325	32,724	(920,385)	164,377
Accumulated deficit	(168,954)	(330,589)	(420,066)	(1,584)	761,818	(159,375)
Accumulated other comprehensive income (loss)	—	—	—	(60)	—	(60)

Total shareholders’ equity	67,781	282,748	(145,678)	31,083	(158,634)	77,300

	$27,333	$495,057	$449,716	$40,521	$(495,606)	$517,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CHAMPION ENTERPRISES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 1, 2005

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities	$5,396	$(23,041)	$1,997	$4,168	$38	$(11,442)

Net cash used for discontinued operations	—	—	(1,884)	73	—	(1,811)

Cash flows from investing activities
Additions to property plant and equipment	—	(1,841)	(6,271)	(560)	—	(8,672)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(208)	—	(208)
Investments in and advances to consolidated subsidiaries	(14,100)	16,180	(3,613)	1,090	443	—
Proceeds on sale of retail businesses			6,813			6,813
Proceeds on disposal of fixed assets	—	6	3,640	75	—	3,721

Net cash provided by (used for) investing activities	(14,100)	14,345	569	397	443	1,654

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(2,259)	(29)	—	(2,288)
Decrease in other long-term debt	—	—	(6,307)	—	—	(6,307)
Purchase of Senior Notes	(10,395)	—	—	—	—	(10,395)
Decrease in restricted cash	—	1	7,887	—	—	7,888
Preferred stock issued, net	12,000	—	—	—	—	12,000
Common stock issued, net	7,777	—	—	—	—	7,777
Dividends paid on preferred stock	(678)	—	—	—	—	(678)

Net cash provided by (used for) financing activities	8,704	1	(679)	(29)	—	7,997

Net (decrease) increase in cash and cash equivalents	—	(8,695)	3	4,609	481	(3,602)
Cash and cash equivalents at beginning of period	—	129,072	3,824	12,972	—	145,868

Cash and cash equivalents at end of period	$—	$120,377	$3,827	$17,581	$481	$142,266

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CHAMPION ENTERPRISES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JANUARY 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$241,626	$968,057	$40,717	$(109,686)	$1,140,714
Cost of sales	—	216,763	837,849	32,783	(113,100)	974,295

Gross margin	—	24,863	130,208	7,934	3,414	166,419
Selling, general and administrative expenses		52,504	122,138	5,558	198	180,398
Goodwill impairment charges	—	—	34,183	—	—	34,183
Restructuring charges	—	—	21,100	—	—	21,100
Mark-to-market charge for common stock warrant	3,300	—	—	—	—	3,300
(Gain) loss on debt retirement	(13,282)	2,643	—	—	—	(10,639)

Operating income (loss)	9,982	(30,284)	(47,213)	2,376	3,216	(61,923)
Interest income	11,046	12,453	1,371	250	(23,499)	1,621
Interest expense	(11,046)	(15,555)	(25,347)	(19)	23,499	(28,468)

Income (loss) from continuing operations before income taxes	9,982	(33,386)	(71,189)	2,607	3,216	(88,770)
Income tax expense (benefit)	403	(9,521)	3,623	(5)	—	(5,500)

Income (loss) from continuing operations	9,579	(23,865)	(74,812)	2,612	3,216	(83,270)
Loss from discontinued operations	—	—	(12,108)	(5,549)	(2,157)	(19,814)

Income (loss) before equity in (loss) income of consolidated subsidiaries	9,579	(23,865)	(86,920)	(2,937)	1,059	(103,084)
Equity in (loss) income of consolidated subsidiaries	(113,722)	(89,857)	—	—	203,579	—

Net (loss) income	$(104,143)	$(113,722)	$(86,920)	$(2,937)	$204,638	$(103,084)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CHAMPION ENTERPRISES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JANUARY 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash (used for) provided by operating activities	$(970)	$67,604	$(10,018)	$3,980	$816	$61,412

Net cash (used for) provided by discontinued operations	—	—	(501)	6,397	144	6,040

Cash flows from investing activities
Acquisitions	—	—	(3,882)	—	—	(3,882)
Additions to property, plant, and equipment	—	(1,176)	(4,720)	(249)	—	(6,145)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(501)	—	(501)
Investments in and advances to consolidated subsidiaries	23,280	(40,700)	27,596	(9,216)	(960)	—
Proceeds on disposal of fixed assets	—	726	7,807	1,659	—	10,192

Net cash provided by (used for) investing activities	23,280	(41,150)	26,801	(8,307)	(960)	(336)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	(2,670)	(354)	—	(3,024)
Decrease in other long-term debt	—	(113)	(584)	(69)	—	(766)
Purchase of Senior Notes	(22,599)	(13,231)	—	—	—	(35,830)
Increase in deferred financing costs	—	(1,840)	—	—	—	(1,840)
Decrease (increase) in restricted cash	—	49,174	(7,291)	659	—	42,542
Common stock issued, net	1,390	—	—	—	—	1,390
Dividends paid on preferred stock	(1,101)	—	—	—	—	(1,101)

Net cash (used for) provided by financing activities	(22,310)	33,990	(10,545)	236	—	1,371

Net increase in cash and cash equivalents	—	60,444	5,737	2,306	—	68,487
Cash and cash equivalents at beginning of period	—	68,628	(1,913)	10,666	—	77,381

Cash and cash equivalents at end of period	$—	$129,072	$3,824	$12,972	$—	$145,868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CHAMPION ENTERPRISES, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net sales	$—	$273,811	$1,218,753	$34,706	$(156,704)	$1,370,566
Cost of sales	—	248,585	1,063,948	28,047	(162,919)	1,177,661

Gross margin	—	25,226	154,805	6,659	6,215	192,905
Selling, general and administrative expenses	—	56,834	167,237	8,738	—	232,809
Goodwill impairment charge	—	—	97,000	—	—	97,000
Restructuring charges	—	10,400	26,800	2,800	—	40,000
Gain on debt retirement	(5,870)	—	—	(1,515)	—	(7,385)

Operating income (loss)	5,870	(42,008)	(136,232)	(3,364)	6,215	(169,519)
Interest income	13,771	2	1,202	423	(12,774)	2,624
Interest expense	(13,771)	(11,903)	(15,853)	(224)	12,774	(28,977)

Income (loss) from continuing operations before income taxes	5,870	(53,909)	(150,883)	(3,165)	6,215	(195,872)
Income tax expense	2,230	1,100	49,970	200	—	53,500

Income (loss) from continuing operations	3,640	(55,009)	(200,853)	(3,365)	6,215	(249,372)
(Loss) income from discontinued operations	—	—	(7,524)	136	1,205	(6,183)

Income (loss) before equity in (loss) income of consolidated subsidiaries	3,640	(55,009)	(208,377)	(3,229)	7,420	(255,555)
Equity in (loss) income of consolidated subsidiaries	(266,615)	(204,959)	—	—	471,574	—

Net loss	$(262,975)	$(259,968)	$(208,377)	$(3,229)	$478,994	$(255,555)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CHAMPION ENTERPRISES, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 28, 2002

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(In thousands)
Net cash provided by (used for) operating activities	$4,499	$(57,015)	$45,472	$6,449	$1,096	$501

Net cash used for discontinued operations	—	—	(14,680)	(11,814)	(1,096)	(27,590)

Cash flows from investing activities
Acquisitions	—	—	(3,500)	—	—	(3,500)
Additions to property, plant, and equipment	—	(583)	(4,832)	(648)	—	(6,063)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(3,170)	—	(3,170)
Investments in and advances to consolidated subsidiaries	(65,426)	32,441	18,213	14,772	—	—
Proceeds on disposal of fixed assets	—	—	9,947	47	—	9,994

Net cash (used for) provided by investing activities	(65,426)	31,858	19,828	11,001	—	(2,739)

Cash flows from financing activities
(Decrease) increase in floor plan payable, net	—	—	(53,832)	60	—	(53,772)
Decrease in other long-term debt	—	(50)	(957)	(1,407)	—	(2,414)
Proceeds from Senior Notes	—	145,821	—	—	—	145,821
Purchase of Senior Notes	(23,750)	—	—	—	—	(23,750)
Increase in deferred financing costs	—	(2,253)	—	—	—	(2,253)
Increase in restricted cash	—	(49,484)	(750)	(11)	—	(50,245)
Preferred stock issued, net	23,810	—	—	—	—	23,810
Common stock issued, net	1,119	—	—	—	—	1,119
Dividends paid on preferred stock	(563)	—	—	—	—	(563)

Net cash provided by (used for) financing activities	616	94,034	(55,539)	(1,358)	—	37,753

Net (decrease) increase in cash and cash equivalents	(60,311)	68,877	(4,919)	4,278	—	7,925
Cash and cash equivalents at beginning of period	60,311	(249)	3,006	6,388	—	69,456

Cash and cash equivalents at end of period	$—	$68,628	$(1,913)	$10,666	$—	$77,381

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 22 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts)
2004
Net sales
Manufacturing net sales	$209,856	$269,083	$269,498	$253,727	$1,002,164
Retail net sales	49,829	63,923	72,976	59,250	245,978
Less: Intercompany	(22,600)	(26,900)	(26,800)	(21,600)	(97,900)

Total net sales	237,085	306,106	315,674	291,377	1,150,242
Cost of sales	202,484	252,495	257,406	241,469	953,854

Gross margin	34,601	53,611	58,268	49,908	196,388
Selling, general, and administrative expenses	36,423	41,357	40,890	40,744	159,414
Mark-to-market charge (credit) for common stock warrant	5,100	(3,900)	2,300	2,000	5,500
Restructuring charges	—	—	—	4,900	4,900
Loss (gain) on debt retirement	3,226	(450)	—	—	2,776

Operating (loss) income	(10,148)	16,604	15,078	2,264	23,798
Net interest expense	5,031	4,552	4,271	4,130	17,984

Pretax (loss) income from continuing operations	(15,179)	12,052	10,807	(1,866)	5,814
Income tax expense (benefit)	300	(11,400)	800	300	(10,000)

(Loss) income from continuing operations	(15,479)	23,452	10,007	(2,166)	15,814
(Loss) income from discontinued operations	1,156	(20)	(18)	79	1,197

Net (loss) income	$(14,323)	$23,432	$9,989	$(2,087)	$17,011

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.23)	$0.31	$0.13	$(0.03)	$0.20
(Loss) income from discontinued operations	0.02	—	—	—	0.01

Basic (loss) income per share	$(0.21)	$0.31	$0.13	$(0.03)	$0.21

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.23)	$0.30	$0.12	$(0.03)	$0.19
(Loss) income from discontinued operations	0.02	—	—	—	0.02

Diluted (loss) income per share	$(0.21)	$0.30	$0.12	$(0.03)	$0.21

Manufacturing homes sold	5,005	6,354	6,039	5,580	22,978
New homes retail sold	482	623	639	481	2,225
Pre-owned homes retail sold	304	287	309	286	1,186
Manufacturing multi-section mix	87%	83%	84%	85%	85%
Manufacturing facilities at period end	30	29	29	29	29
Retail sales centers at period end	78	79	81	60	60
      Certain amounts have been reclassified to conform to current period presentation.
      See Note 2, “Restructuring Charges,” for discussion of restructuring charges.
      See Note 3, “Goodwill,” for discussion of goodwill impairment charges.
      In the second quarter of 2004, as a result of the finalization of certain tax examinations, the Company recorded a $12 million decrease in the allowance for tax adjustments. The Company recorded a $3.3 million tax benefit in the first quarter of 2003 as a result of tax refunds received from the filing of the 2002 federal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income tax return exceeding the estimate made as of December 28, 2002. In the fourth quarter of 2003, the Company recorded tax benefits of $3.7 million as a result of federal tax audits completed in 2003.
Note 22 — Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(Dollars in thousands, except per share amounts)
2003
Net sales
Manufacturing net sales	$209,197	$263,067	$260,997	$247,993	$981,254
Retail net sales	61,121	67,040	74,948	66,037	269,146
Less: Intercompany	(27,521)	(34,454)	(25,011)	(22,700)	(109,686)

Total net sales	242,797	295,653	310,934	291,330	1,140,714
Cost of sales	210,456	246,471	271,117	246,251	974,295

Gross margin	32,341	49,182	39,817	45,079	166,419
Selling, general, and administrative expenses	48,663	43,219	47,552	40,964	180,398
Mark-to-market charge for common stock warrant	—	—	2,500	800	3,300
Goodwill impairment charges	—	—	34,183	—	34,183
Restructuring charges	—	—	20,100	1,000	21,100
(Gain) loss on debt retirement	(6,703)	(7,130)	—	3,194	(10,639)

Operating (loss) income	(9,619)	13,093	(64,518)	(879)	(61,923)
Net interest expense	7,137	6,840	6,667	6,203	26,847

Pretax (loss) income from continuing operations	(16,756)	6,253	(71,185)	(7,082)	(88,770)
Income tax (benefit) expense	(2,700)	300	450	(3,550)	(5,500)

(Loss) income from continuing operations	(14,056)	5,953	(71,635)	(3,532)	(83,270)
(Loss) income from discontinued operations	(7,369)	(2,926)	(9,461)	(58)	(19,814)

Net (loss) income	$(21,425)	$3,027	$(81,096)	$(3,590)	$(103,084)

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.33)	$0.09	$(1.25)	$(0.06)	$(1.52)
(Loss) income from discontinued operations	(0.13)	(0.04)	(0.16)	—	(0.34)

Basic (loss) income per share	$(0.46)	$0.05	$(1.41)	$(0.06)	$(1.86)

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.33)	$0.09	$(1.25)	$(0.06)	$(1.52)
(Loss) income from discontinued operations	(0.13)	(0.04)	(0.16)	—	(0.34)

Diluted (loss) income per share	$(0.46)	$0.05	$(1.41)	$(0.06)	$(1.86)

Manufacturing homes sold	5,671	6,925	6,787	6,100	25,483
New homes retail sold	777	821	828	635	3,061
Pre-owned homes retail sold	308	292	327	306	1,233
Manufacturing multi-section mix	84%	85%	83%	86%	84%
Manufacturing facilities at period end	36	34	34	30	30
Retail sales centers at period end	118	115	80	78	78
      Certain amounts have been reclassified to conform to current period presentation.
      Per share amounts are based on the weighted average shares outstanding for each period. Quarterly amounts may not add to annual amounts due to changes in shares outstanding.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of Champion Enterprises, Inc.
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2005, appearing in the 2004 Annual Report to Shareholders of Champion Enterprises, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form  10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
February 23, 2005

CHAMPION ENTERPRISES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Additions charged		Balance at
	beginning	(credited) to	Payment or	end of
	of period	expense	amortization	period

	(In thousands)
Fiscal year ended January 1, 2005:
Deferred tax asset valuation allowance	$137,200	$(11,400)		$125,800
Fiscal year ended January 3, 2004:
Deferred tax asset valuation allowance	$102,300	$34,900	$—	$137,200
Allowance for loan losses	$1,071	$—	$(1,071)	$—
Fiscal year ended December 28, 2002:
Deferred tax asset valuation allowance	$—	$102,300	$—	$102,300
Allowance for loan losses	$—	$1,096	$(25)	$1,071

EXHIBIT INDEX

Exhibit
No.	Description

10.10	Amendment to the Deferred Compensation Plan dated as of March 26, 2004.
21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer dated February 23, 2005, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005.
31.2	Certification of Chief Financial Officer dated February 23, 2005, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated February 23, 2005, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 1, 2005.