Form 10-Q
period 2005-04-02
CHAMPION ENTERPRISES INC
filed 2005-04-22
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended April 2, 2005

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

75,685,743 shares of the registrant’s $1.00 par value Common Stock were outstanding as of April 22, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited
	Three Months Ended
	April 2, 2005	April 3, 2004

Net sales	$244,275	$206,734
Cost of sales	207,011	179,277
Gross margin	37,264	27,457

Selling, general, and administrative expenses	31,669	28,243
Mark-to-market (credit) charge for common stock warrant	(3,800)	5,100
Loss on debt retirement	—	3,226

Operating income (loss)	9,395	(9,112)

Interest income	773	232
Interest expense	(4,581)	(5,062)

Income (loss) from continuing operations before income taxes	5,587	(13,942)

Income tax expense	300	300

Income (loss) from continuing operations	5,287	(14,242)

Loss from discontinued operations, net of taxes	(2,558)	(81)

Net income (loss)	$2,729	$(14,323)

Basic income (loss) per share (Note 9):
Income (loss) from continuing operations	$0.06	$(0.21)
Loss from discontinued operations	(0.03)	—
Basic income (loss) per share	$0.03	$(0.21)

Weighted shares for basic EPS	72,547	68,103

Diluted income (loss) per share (Note 9):
Income (loss) from continuing operations	$0.06	$(0.21)
Loss from discontinued operations	(0.03)	—
Diluted income (loss) per share	$0.03	$(0.21)

Weighted shares for diluted EPS	73,345	68,103

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Balance Sheets

(In thousands, except par value)

	Unaudited
	April 2, 2005	January 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$142,119	$142,266
Restricted cash	4,694	529
Accounts receivable, trade	34,245	22,119
Inventories	83,869	71,616
Current assets of discontinued operations	14,751	35,463
Other current assets	13,003	13,535
Total current assets	292,681	285,528

Property, plant and equipment	196,344	207,216
Less-accumulated depreciation	118,345	126,259
	77,999	80,957

Goodwill	126,583	126,591
Non-current assets of discontinued operations	6,478	7,747
Other non-current assets	15,726	16,219
	$519,467	$517,042

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,664	$13,819
Accrued warranty obligations	32,691	33,551
Accrued volume rebates	27,345	30,234
Accrued compensation and payroll taxes	14,238	19,659
Accrued self-insurance	26,684	25,988
Current liabilities of discontinued operations	9,051	21,411
Other current liabilities	36,094	31,696
Total current liabilities	174,767	176,358
Long-term liabilities
Long-term debt	200,710	200,758
Long-term liabilities of discontinued operations	417	432
Other long-term liabilities	40,492	41,444
	241,619	242,634
Contingent liabilities (Note 8)
Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 21 shares and 21 shares issued and outstanding, respectively	20,750	20,750

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 72,583 and 72,358 shares issued and outstanding, respectively	72,583	72,358
Capital in excess of par value	166,821	164,377
Accumulated deficit	(156,905)	(159,375)
Accumulated other comprehensive loss	(168)	(60)
Total shareholders’ equity	82,331	77,300
	$519,467	$517,042
See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Unaudited
	Three Months Ended
	April 2, 2005	April 3, 2004
Cash flows from operating activities
Income (loss) from continuing operations	$5,287	$(14,242)
Adjustments to reconcile income (loss) from continuing operations to net cash used for continuing operating activities:
Depreciation	2,539	2,670
Loss on debt retirement	—	3,226
Mark-to-market (credit) charge for common stock warrant	(3,800)	5,100
(Gain) loss on disposal of fixed assets, net	(1,595)	37
Increase/decrease
Accounts receivable	(12,126)	(17,944)
Refundable income taxes	—	277
Inventories	(12,253)	(13,631)
Accounts payable	14,845	6,520
Accrued liabilities	(1,814)	(5,018)
Other, net	3,825	501
Net cash used for continuing operating activities	(5,092)	(32,504)

Cash flows from discontinued operations
Loss from discontinued operations	(2,558)	(81)
Proceeds from sales of retail businesses	19,568	—
Decrease (increase) in net assets of discontinued operations	(9,995)	(3,355)
Net cash provided by (used for) discontinued operations	7,015	(3,436)

Cash flows from investing activities
Additions to property, plant and equipment	(2,468)	(1,880)
Proceeds on disposal of fixed assets	4,746	223
Investments in and advances to unconsolidated subsidiaries	(55)	(58)
Net cash provided by (used for) investing activities	2,223	(1,715)

Cash flows from financing activities
Decrease in floor plan payable, net	—	(29)
Decrease in long-term debt	(51)	(5,813)
(Increase) decrease in restricted cash	(4,165)	1,710
Preferred stock issued, net	—	12,000
Common stock issued, net	182	1,611
Dividends paid on preferred stock	(259)	(112)
Net cash (used for) provided by financing activities	(4,293)	9,367

Net decrease in cash and cash equivalents	(147)	(28,288)
Cash and cash equivalents at beginning of period	142,266	145,868
Cash and cash equivalents at end of period	$142,119	$117,580

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statement of Shareholders’ Equity

Unaudited Three Months Ended April 2, 2005

(In thousands)

	Common stock		Capital in excess of	Accumulated	Accumulated other comprehensive
	Shares	Amount	par value	deficit	income (loss)	Total

Balance at January 1, 2005	72,358	$72,358	$164,377	$(159,375)	$(60)	$77,300

Net income	—	—	—	2,729	—	2,729
Preferred stock dividends	—	—	—	(259)	—	(259)
Stock options and benefit plans	54	54	615	—	—	669
Issuance for acquisition deferred purchase price payments	171	171	1,829	—	—	2,000
Foreign currency translation adjustments	—	—	—	—	(108)	(108)
Balance at April 2, 2005	72,583	$72,583	$166,821	$(156,905)	$(168)	$82,331

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.      The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim period. All such adjustments are of a normal recurring nature. Financial results of the interim period are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of January 1, 2005 was derived from audited financial statements.

During the quarter ended April 2, 2005, the Company sold 22 of its retail sales centers and committed to a plan to dispose of the remainder of its retail operations except for its Advantage Homes operation in California. As a result the remaining non-Advantage operations were classified as held for sale. For the periods reported, retail operations, excluding Advantage Homes, are classified as discontinued operations. Also included in discontinued operations is the Company’s former consumer finance business that was exited in the third quarter of 2003.

For a description of significant accounting policies used by Champion Enterprises, Inc. (“the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005.

Certain amounts reported in previous periods have been reclassified to conform to the 2005 presentation.

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

	Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands, except per share amounts)
Net income (loss) – as reported	$2,729	$(14,323)
Net income (loss) – pro forma	2,618	(14,460)
Basic income (loss) per share – as reported	0.03	(0.21)
Diluted income (loss) per share – as reported	0.03	(0.21)
Basic income (loss) per share – pro forma	0.03	(0.21)
Diluted income (loss) per share – pro forma	0.03	(0.21)
Stock-based employee compensation expense,
net of related tax effects – as reported	1,107	145
Stock-based employee compensation expense, net of related tax effects – pro forma	$1,218	$282

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payment under the provisions of APB Opinion No. 25 and disclose share-based compensation as accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until the fiscal year beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R in January 2006. Once the standard is adopted, the Company currently expects full-year 2006 diluted net earnings per share to be reduced by less than $.01 for stock options outstanding at April 2, 2005. Application of this pronouncement requires significant judgment regarding the inputs to an option-pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on earnings for 2006 could differ significantly from the Company’s current estimate. The Company is currently considering the modified prospective method of transition, which would be first effective for the Company’s 2006 fiscal first quarter.

2. The following table provides information regarding current year activity for restructuring reserves recorded in previous periods for closures of manufacturing plants and retail sales centers.

	Three Months Ended April 2, 2005
	2004 Closures	Prior Closures	Total
	(In thousands)
Balance at beginning of year	$810	$3,611	$4,421
Cash payments:
Warranty costs	—	(211)	(211)
Other closing costs	(421)	(51)	(472)
Reversals credited to earnings:
Warranty costs	—	—	—
Other closing costs	(190)	—	(190)
Balance at April 2, 2005	$199	$3,349	$3,548

Period end balance comprised of:
Warranty costs	$—	$2,381	$2,381
Other closing costs	199	968	1,167
	$199	$3,349	$3,548

Warranty costs are expected to be paid over a three-year period after the related closures. Other closing costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures. The reversal of other closing costs during the three months ended April 2, 2005 consisted of an adjustment to accruals for employee severance.

3.      The provisions for income tax differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations as a result of the following differences:

	Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands)
Statutory U.S. tax rate	$2,000	$(4,900)
(Decrease) increase in rate resulting from:
Warrant mark-to-market and other permanent	(1,200)	1,900
Deferred tax valuation allowance	(800)	3,000
Foreign and state taxes	300	300
Total income tax expense	$300	$300

The Company currently provides a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. As of January 1, 2005, the Company had available federal net operating loss carryforwards of approximately $120 million for tax purposes to offset future federal taxable income. These loss carryforwards expire in 2023 and 2024.

4.	A summary of inventories by component follows:

	April 2, 2005	January 1, 2005
	(In thousands)
New manufactured homes	$26,190	$18,749
Raw materials	31,297	30,908
Work-in-process	9,443	7,166
Other inventory	16,939	14,793
	$83,869	$71,616

Other inventory consists of pre-owned manufactured homes, land and park spaces and improvements.

5.      The Company’s manufacturing operations generally provide retail homebuyers with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the three months ended April 2, 2005. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

	Accrued Warranty Obligations
	2005	2004
	(In thousands)
Reserves at beginning of quarter	$40,051	$47,058
Warranty expense provided	12,579	12,564
Cash warranty payments	(13,439)	(14,271)
Reserve at end of quarter	$39,191	$45,351

6.	Long-term debt by component consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
7.625% Senior Notes due 2009	$89,273	$89,273
11.25% Senior Notes due 2007	97,510	97,510
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,497	1,545
	$200,710	$200,758

During the three months ended April 3, 2004, the Company purchased and retired $13.5 million of the Senior Notes due 2009 and $13.5 million of the Senior Notes due 2007 in exchange for Company common stock totaling 3.9 million shares, resulting in a pretax loss of $3.2 million. Also during the first quarter of 2004, the Company repaid a $5.7 million obligation under an industrial revenue bond.

CHB has a three-year, $75 million revolving credit facility currently used for the issuance of letters of credit. Under this facility, as amended January 24, 2005, letter of credit fees range from 1.75% to 2.25% annually and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.0% to 2.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the facility is determined by a monthly borrowing base calculation based on percentages of eligible accounts receivable, inventory, fixed assets, and, if necessary, cash on deposit. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period as well as cash losses under wholesale repurchase obligations. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, fixed assets, cash, and other assets. As of April 2, 2005, there were $60.3 million of letters of credit issued under the facility, there were no borrowings outstanding and the Company’s liquidity, as defined, was $132.5 million, which was in excess of $35 million such that no other financial covenants were in effect.

7.      During the first quarter of 2004, the preferred shareholder exercised its right to purchase $12 million of Series B-2 preferred stock. At April 2, 2005 redeemable convertible preferred stock consisted of $8.75 million of Series C and $12 million of Series B-2 with mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Both Series had a 5% annual dividend that was payable quarterly, at the Company’s option, in cash or common stock.

In connection with the issuance of the Series C preferred stock in 2002, the Company issued to the preferred shareholder a warrant, which was exercisable based on approximately 2.2 million shares at a strike price of $12.27 per share at April 2, 2005. The warrant would have expired on April 2, 2009 and was exercisable only on a non-cash, net basis, whereby the warrant holder would have received shares of common stock as payment for any net gain upon exercise. During the three months ended April 2, 2005 and April 3, 2004, as a result of changes in the Company’s common stock price, the Company recorded a mark-to-market credit of $3.8 million and a charge of $5.1 million, respectively, for the change in estimated fair value of the warrant.

On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million and the preferred shareholder elected to immediately convert the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.

8.      The majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at April 2, 2005 was estimated to be approximately $250 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Losses incurred on homes repurchased totaled $0.1 million for both the three months ended April 2, 2005 and April 3, 2004.

At April 2, 2005 the Company was contingently obligated for approximately $60.6 million under letters of credit, primarily comprised of $14.5 million to support insurance reserves, $12.6 million to support long-term debt, $27.7 million to secure surety bonds, and $5.0 million to support floor plan facilities of independent retailers. Champion was also contingently obligated for $31.8 million under surety bonds, generally to support insurance and license and service bonding requirements. Approximately $27.2 million of the letters of credit and $20.8 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At April 2, 2005 certain of the Company’s subsidiaries were guarantors of $5.5 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

The Company has provided various representations, warranties, and other standard indemnifications in the ordinary course of its business, in agreements to acquire and sell business assets, and in financing arrangements. The Company is subject to various legal proceedings and claims that arise in the ordinary course of its business.

Management believes the ultimate liability with respect to these contingent obligations will not have a material effect on the Company’s financial position, results of operations or cash flows.

9.At the end of the quarter, the Company’s potentially dilutive securities in 2005 and 2004 consisted of outstanding stock options and awards, convertible preferred stock, a common stock warrant, and, in 2004, deferred purchase price obligations. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. Additionally, outstanding stock options and awards and deferred purchase price obligations were not considered in determining the denominator for diluted EPS for the three months ended April 3, 2004 because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands)
Numerator:
Net income (loss)	$2,729	$(14,323)
Plus loss from discontinued operations	2,558	81
Less preferred stock dividends	(259)	(160)
Less amount allocated to participating securities holders	(343)	—
Income (loss) from continuing operations available to common shareholders for basic and diluted EPS	4,685	(14,402)

Loss from discontinued operations	(2,558)	(81)
Loss from discontinued operations available to common shareholders for basic and diluted EPS	(2,558)	(81)

Income (loss) available to common shareholders for basic and diluted EPS	$2,127	$(14,483)

Denominator:
Shares for basic EPS - weighted average shares outstanding	72,547	68,103
Plus effect of dilutive securities
Stock options and awards	798	—
Shares for diluted EPS	73,345	68,103

10.The Company evaluates the performance of its manufacturing and retail segments based on income before interest, income taxes, and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated income (loss) from continuing operations before income taxes follow:

	Three Months Ended
	April 2, 2005	April 3, 2004
Net sales	(In thousands)
Manufacturing	$238,738	$209,856
Retail	25,137	19,478
Less: intercompany	(19,600)	(22,600)
Consolidated net sales	$244,275	$206,734

Income (loss) from continuing operations before income taxes:
Manufacturing segment income	$11,190	$4,654
Retail segment income	1,267	783
General corporate expenses	(8,062)	(6,023)
Mark-to-market credit (charge) for common stock warrant	3,800	(5,100)
Loss on debt retirement	—	(3,226)
Interest expense, net	(3,808)	(4,830)
Intercompany eliminations	1,200	(200)
Income (loss) from continuing operations before income taxes	$5,587	$(13,942)

11.    Discontinued operations include the Company’s retail operations, excluding Advantage Homes, and its former consumer finance business that was exited in 2003. For the three months ended April 2, 2005 and April 3, 2004, revenues from discontinued retail operations were $18.9 million and $30.4 million, respectively. (Loss) income from discontinued operations for the quarters ended April 2, 2005 and April 3, 2004 consist of the following:

	Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands)
Loss from retail operations	$(2,548)	$(1,237)
(Loss) income from consumer finance business	(10)	1,156
Total loss from discontinued operations	$(2,558)	$(81)

The assets and liabilities of discontinued operations consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
Assets:
Accounts receivable, trade	$167	$598
Inventories	13,507	33,964
Other current assets	1,077	901
Current assets of discontinued operations	$14,751	$35,463
Property, plant, and equipment, net	$3,851	$5,064
Other non-current assets	2,627	2,683
Non-current assets of discontinued operations	$6,478	$7,747

Liabilities:
Floor plan payable	$1,568	$11,835
Accounts payable	1,134	2,043
Other current liabilities	6,349	7,533
Current liabilities of discontinued operations	$9,051	$21,411
Long-term debt	$417	$432

Loss from discontinued retail operations for the quarter ended April 2, 2005 included an operating loss of $1.6 million and a net loss of $1.0 million related to sales of retail businesses during the quarter and asset impairment charges related to a sale that was completed in April 2005. During the quarter ended April 2, 2005, the Company completed six transactions in which the assets and businesses of 22 of its retail sales centers were sold. The 22 retail sales centers had sales of $10.4 million for the three months ended April 2, 2005. The assets sold consisted primarily of new homes and other inventory. The total sale price was cash of approximately $19.6 million and the buyers’ assumption of certain liabilities totaling approximately $1.0 million. The Company recorded a loss of approximately $0.2 million from these transactions. In connection with one of these sales, the Company paid down $10.3 million of floor plan borrowings.

On April 15 2005, the Company sold the assets and business of eight retail sales centers for cash of $1.6 million, the buyer’s assumption of certain liabilities totaling $0.3 million and the buyer’s pay down of floor plan borrowings of $1.6 million. The assets sold consisted primarily of inventory of new and pre-owned homes. During the quarter ended April 2, 2005 the Company recorded impairment charges of approximately $0.8 million related to the assets sold.

In connection with the sales of retail businesses during 2005, intercompany profit of $1.6 million was recognized in the consolidated statement of operations that is not classified as discontinued operations.

Income from discontinued consumer finance business for the three months ended April 3, 2004 consisted primarily of a favorable adjustment from the settlement of remaining contractual obligations.

12.    During the first quarter of 2004, the Company purchased and retired $27.0 million of its Senior Notes in exchange for 3.9 million shares of Company common stock. In addition, during the three months ended April 2, 2005 and April 3, 2004, the Company issued 171,000 shares and 276,000 shares of common stock, respectively, in payment of deferred purchase price obligations of $2.0 million each.

13.    Substantially all subsidiaries of CHB are guarantors and the Company is a subordinated guarantor of the Senior Notes due 2007. In addition, CHB is a guarantor and substantially all of its subsidiaries are guarantors of the Senior

Notes due 2009 on a basis subordinated to their guarantees of the Senior Notes due 2007. The non-guarantor subsidiaries include the Company’s foreign operations, its development companies and certain finance subsidiaries.

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

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Three Months Ended April 2, 2005

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
		(In thousands)
Net sales	$—	$74,808	$178,513	$9,954	$(19,000)	$244,275

Cost of sales	—	64,396	154,438	8,377	(20,200)	207,011

Gross margin	—	10,412	24,075	1,577	1,200	37,264

Selling, general and Administrative expenses	110	10,026	20,205	1,328	—	31,669
Mark-to-market credit for common stock warrant	(3,800)	—	—	—	—	(3,800)

Operating income	3,690	386	3,870	249	1,200	9,395

Interest income	1,715	1,692	(2,747)	91	22	773
Interest expense	(1,715)	(2,783)	(83)	—	—	(4,581)

Income (loss) from continuing operations before income taxes	3,690	(705)	1,040	340	1,222	5,587

Income tax expense	—	—	50	250	—	300

Income (loss) from continuing operations	3,690	(705)	990	90	1,222	5,287

Loss from discontinued operations, net of taxes	—	—	(2,262)	(274)	(22)	(2,558)

Income (loss) before equity in income of consolidated subsidiaries	3,690	(705)	(1,272)	(184)	1,200	2,729
Equity in (loss) income of consolidated subsidiaries	(2,161)	(1,456)	—	—	3,617	—
Net income (loss)	$1,529	$(2,161)	$(1,272)	$(184)	$4,817	$2,729

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of April 2, 2005

	Parent -	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Assets	(In thousands)
Current assets
Cash and cash equivalents	$—	$120,731	$4,155	$17,231	$2	$142,119
Restricted cash	—	4,460	234	—	—	4,694
Accounts receivable, trade	—	11,948	22,631	1,586	(1,920)	34,245
Inventories	—	17,536	66,279	2,854	(2,800)	83,869
Current assets of discontinued operations			14,751	—	—	14,751
Other current assets	—	8,554	4,302	447	(300)	13,003
Total current assets	—	163,229	112,352	22,118	(5,018)	292,681

Property, plant, and equipment, net	—	26,373	49,290	2,336	—	77,999
Goodwill	—	—	125,783	800	—	126,583
Investment in consolidated subsidiaries	5,787	309,960	163,724	6,791	(486,262)	—
Non-current assets of discontinued operations	—	—	5,687	791	—	6,478
Other non-current assets	650	2,653	4,604	7,819	—	15,726
	$6,437	$502,215	$461,440	$40,655	$(491,280)	$519,467
Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$9,342	$18,035	$1,287	$—	$28,664
Accrued warranty obligations	—	7,660	24,277	754	—	32,691
Accrued volume rebates	—	8,983	17,666	1,993	(1,297)	27,345
Current liabilities of discontinued operations	—	—	9,051	—	—	9,051
Other current liabilities	2,656	24,981	48,466	1,113	(200)	77,016
Total current liabilities	2,656	50,966	117,495	5,147	(1,497)	174,767

Long-term liabilities
Long-term debt	89,273	104,879	6,558	—	—	200,710
Long-term liabilities of discontinued operations	—	—	417	—	—	417
Other long-term liabilities	5,000	8,125	27,249	118	—	40,492
	94,273	113,004	34,224	118	—	241,619
Intercompany balances	(182,962)	59,508	457,553	4,658	(338,757)	—

Redeemable convertible preferred stock	20,750	—	—	—	—	20,750
Shareholders’ equity
Common stock	72,583	1	62	3	(66)	72,583
Capital in excess of par value	166,821	613,336	323,527	32,526	(969,389)	166,821
Accumulated deficit	(167,684)	(334,600)	(471,367)	(1,683)	818,429	(156,905)
Accumulated other comprehensive loss	—	—	(54)	(114)	—	(168)
Total shareholders’ equity	71,720	278,737	(147,832)	30,732	(151,026)	82,331
	$6,437	$502,215	$461,440	$40,655	$(491,280)	$519,467

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 2, 2005

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
	(In thousands)

Net cash (used for) provided by continuing operating activities	$(2,187)	$8,978	$(16,359)	$5,141	$(665)	$(5,092)

Net cash provided by (used for) discontinued operations	—	—	7,289	(274)	—	7,015

Cash flows from investing activities
Additions to property, plant, and equipment	—	(382)	(1,874)	(212)	—	(2,468)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(55)	—	(55)
Investments in and advances to consolidated subsidiaries	2,264	(4,235)	7,131	(5,346)	186	—
Proceeds on disposal of fixed assets	—	144	4,206	396		4,746
Net cash provided by (used for) investing activities	2,264	(4,473)	9,463	(5,217)	186	2,223

Cash flows from financing Activities
Decrease in long-term debt	—	—	(51)	—	—	(51)
Increase in restricted cash	—	(4,151)	(14)	—	—	(4,165)
Common stock issued, net	182	—	—	—	—	182
Dividends paid on preferred stock	(259)	—	—	—	—	(259)
Net cash used for financing activities	(77)	(4,151)	(65)	—	—	(4,293)

Net increase (decrease) in cash and cash equivalents	—	354	328	(350)	(479)	(147)
Cash and cash equivalents at beginning of period	—	120,377	3,827	17,581	481	142,266
Cash and cash equivalents at end of period	$—	$120,731	$4,155	$17,231	$2	$142,119

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Three Months Ended April 3, 2004

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
	(In thousands)
Net sales	$—	$59,495	$160,803	$9,036	$(22,600)	$206,734

Cost of sales	—	52,920	141,428	7,329	(22,400)	179,277

Gross margin	—	6,575	19,375	1,707	(200)	27,457

Selling, general and administrative expenses	—	4,042	22,769	1,432	—	28,243
Mark-to-market charge for common stock warrant	5,100	—	—	—	—	5,100
Loss on debt retirement	462	2,696	68	—	—	3,226

Operating (loss) income	(5,562)	(163)	(3,462)	275	(200)	(9,112)

Interest income	2,068	1,970	213	19	(4,038)	232
Interest expense	(2,068)	(2,974)	(4,057)	(1)	4,038	(5,062)

(Loss) income from continuing operations before income taxes	(5,562)	(1,167)	(7,306)	293	(200)	(13,942)

Income tax expense	—	50	50	200	—	300

(Loss) income from continuing operations	(5,562)	(1,217)	(7,356)	93	(200)	(14,242)

Loss from discontinued operations, net of taxes	—	—	(66)	(15)	—	(81)

(Loss) income before equity in income of consolidated subsidiaries	(5,562)	(1,217)	(7,422)	78	(200)	(14,323)
Equity in (loss) income of consolidated subsidiaries	(8,561)	(7,344)	—	—	15,905	—
Net (loss) income	$(14,123)	$(8,561)	$(7,422)	$78	$15,705	$(14,323)

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of January 1, 2005

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Assets	(In thousands)
Current assets
Cash and cash equivalents	$—	$120,377	$3,827	$17,581	$481	$142,266
Restricted cash	—	309	220	—	—	529
Accounts receivable, trade	—	9,273	13,995	1,058	(2,207)	22,119
Inventories	—	16,153	56,383	2,780	(3,700)	71,616
Current assets of discontinued operations		—	35,442	21	—	35,463
Other current assets	—	9,507	3,809	519	(300)	13,535
Total current assets	—	155,619	113,676	21,959	(5,726)	285,528

Property, plant and equipment, net	—	26,608	52,024	2,325	—	80,957
Goodwill	—	—	125,783	808	—	126,591
Investment in consolidated subsidiaries	26,641	310,177	146,242	6,819	(489,879)	—
Non-current assets of discontinued operations	—	—	7,009	738	—	7,747
Other non-current assets	692	2,653	5,002	7,872	—	16,219
	$27,333	$495,057	$449,736	$40,521	$(495,605)	$517,042
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$8,232	$4,696	$891	$—	$13,819
Accrued warranty obligations	—	7,338	25,434	779	—	33,551
Accrued volume rebates	—	10,244	18,232	2,377	(619)	30,234
Current liabilities of discontinued operations	—	—	21,411	—	—	21,411
Other current liabilities	975	24,519	52,775	(726)	(200)	77,343
Total current liabilities	975	50,333	122,548	3,321	(819)	176,358

Long-term liabilities
Long-term debt	89,273	104,879	6,606	—	—	200,758
Long-term liabilities of discontinued operations	—	—	432	—	—	432
Other long-term liabilities	8,800	8,125	24,376	143	—	41,444
	98,073	113,004	31,414	143	—	242,634
Intercompany balances	(160,246)	48,972	441,453	5,974	(336,153)	—

Redeemable convertible preferred stock	20,750	—	—	—	—	20,750
Shareholders’ equity
Common stock	72,358	1	63	3	(67)	72,358
Capital in excess of par value	164,377	613,336	274,324	32,724	(920,384)	164,377
Accumulated deficit	(168,954)	(330,589)	(420,066)	(1,584)	761,818	(159,375)
Accumulated other comprehensive loss	—	—	—	(60)	—	(60)
Total shareholders’ equity	67,781	282,748	(145,679)	31,083	(158,633)	77,300
	$27,333	$495,057	$449,736	$40,521	$(495,605)	$517,042

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 3, 2004

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
	(In thousands)

Net cash provided by (used for) continuing operating activities	$7,042	$(25,489)	$(14,439)	$196	$186	$(32,504)

Net cash used for discontinued operations	—	—	(3,421)	((15)	—	(3,436)

Cash flows from investing activities
Additions to property plant and equipment	—	(422)	(1,385)	(73)	—	(1,880)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(58)	—	((58)
Investments in and advances to Consolidated subsidiaries	(20,541)	5,454	14,970	257	(140)	—
Proceeds on disposal of fixed assets	—	—	180	43	—	223
Net cash (used for) provided by Investing activities	(20,541)	5,032	13,765	169	(140)	(1,715)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	—	(29)	—	(29)
Decrease in long-term debt	—	—	(5,813)	—	—	(5,813)
Decrease in restricted cash	—	(6,112)	7,822	—	—	1,710
Preferred stock issued, net	12,000	—	—	—	—	12,000
Common stock issued, net	1,611	—	—	—	—	1,611
Dividends paid on preferred stock	(112)	—	—	—	—	(112)
Net cash provided by (used for) financing activities	13,499	(6,112)	2,009	(29)	—	9,367

Net (decrease) increase in cash and cash equivalents	—	(26,569)	(2,086)	321	46	(28,288)
Cash and cash equivalents at beginning of period	—	129,072	3,824	12,972	—	145,868
Cash and cash equivalents at end of period	$—	$102,503	$1,738	$13,293	$46	$117,580

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations

Three Months Ended April 2, 2005

versus the Three Months Ended April 3, 2004

Overview

We are a leading producer of factory-built housing in the U.S. As of April 2, 2005, we operated 29 homebuilding facilities in 14 states and two provinces in western Canada. As of April 2, 2005, our homes were sold through approximately 2,400 independent sales centers across the U.S. and western Canada and directly to an estimated 500 builders and developers. Approximately 850 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. Our homes are also sold through 18 Company-owned sales locations in California operated as Advantage Homes. In addition, at April 2, 2005 our homes were sold through 18 sales centers in 9 states that are classified as discontinued operations.

Our pretax income from continuing operations for the first quarter of 2005 was $5.6 million, an improvement of $19.5 million over 2004. Improvement in our results is attributable to improved manufacturing pricing and purchasing, production efficiencies, and our restructuring actions in 2004 and prior years to eliminate under-performing operations. As a result of changes in our common stock share price, included in income from continuing operations in 2005 is a credit of $3.8 million for the change in estimated fair value of an outstanding common stock warrant for 2.2 million shares, compared to a charge of $5.1 million in 2004. Additionally, results in 2005 include gains of $1.5 million from the sale of three idle plants and results in 2004 included a loss on debt retirement of $3.2 million.

During the quarter ended April 2, 2005, we sold 22 retail sales centers and committed to a plan to dispose of the remainder of our retail operations, excluding Advantage Homes. As a result, our retail operations, excluding Advantage Homes, have been classified as discontinued operations for the periods presented. On April 15, 2005 we sold an additional eight retail sales centers, leaving ten remaining locations that we expect to dispose of in the next several months.

We continue to focus on matching our manufacturing capacity to industry and local market conditions, improving or eliminating under-performing manufacturing facilities, and exiting the retail business, except for Advantage Homes. We continually review our manufacturing capacity and will make further adjustments as deemed necessary. During 2005, we plan to divest of our remaining traditional retail sales centers. After the completion of those planned divestitures, our continuing retail operations will consist of Advantage Homes, which currently operates 18 sales offices specializing in selling homes for the redevelopment of manufactured housing communities in California.

Consolidated Results – Continuing Operations

	Three Months Ended
	April 2, 2005	April 3, 2004	% Change
Net sales	(Dollars in millions)
Manufacturing	$238.8	$209.8	14%
Retail	25.1	19.5	29%
Less: Intercompany	(19.6)	(22.6)
Total net sales	$244.3	$206.7	18%

Gross margin	$37.3	$27.4	36%
Selling, general and administrative expenses (“SG&A”)	31.7	28.2	12%
Mark to market (credit) charge for common stock warrant	(3.8)	5.1	(175%)
Loss on debt retirement	—	3.2
Operating income (loss)	$9.4	$(9.1)

As a percent of net sales
Gross margin	15.3%	13.3%
SG&A	13.0%	13.7%
Operating income (loss)	3.8%	(4.4%)

Net sales for the quarter ended April 2, 2005 increased from the comparable period in 2004 due primarily to sales price increases in the manufacturing segment. Gross margin for the three months ended April 2, 2005 increased $9.8 million from the comparable period of 2004. Manufacturing gross margin increased significantly due to improved pricing and purchasing, as well as production efficiencies in part due to operating a number of our plants with stronger backlogs in 2005 and the closure of under-performing plants in 2004 and prior years. SG&A for the three months ended April 2, 2005 increased by $3.4 million from the comparable period of 2004 primarily due to increases in the manufacturing and retail segments related to increased sales and increased general corporate expenses due to compensation programs and information technology projects.

During the three months ended April 2, 2005, as a result of changes in the Company’s common stock price, the Company recorded mark-to-market credits of $3.8 million for the decrease in estimated fair value of an outstanding common stock warrant. During the three months ended April 3, 2004, the Company recorded mark-to-market charges of $5.1 million for the increase in estimated fair value of the outstanding common stock warrant. On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million

During the three months ended April 3, 2004, operating results included a net loss of $3.2 million for the purchase and retirement of $27.0 million of Senior Notes in exchange for 3.9 million shares of Company common stock.

Manufacturing Operations

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, and general corporate expenses.

c	Three Months Ended
	April 2, 2005	April 3, 2004	% Change
Manufacturing segment net sales (in millions)	$238.8	$209.8	14%
Manufacturing segment income (in millions)	$11.2	$4.7	140%
Manufacturing segment margin %	4.7%	2.2%
HUD-code home shipments	4,014	4,122	(3%)
Modular and Canadian code home shipments	976	883	11%
Total homes sold	4,990	5,005	(0%)
Floors sold	9,609	9,724	(1%)
Multi-section mix	87%	87%
Average home price	$44,600	$40,500	10%
Manufacturing facilities at period end	29	30	(3%)

Manufacturing net sales for the quarter ended April 2, 2005 increased compared to the same period of 2004 primarily from higher average home selling prices and greater delivery revenues. We operated one less manufacturing facility during the first quarter of 2005 versus 2004. Average manufacturing selling prices increased in 2005 as compared to 2004 as a result of price increases, which, in part, offset rising material costs, and product mix, as well as increased sales of higher priced modular homes.

Manufacturing segment income for the three months ended April 2, 2005 increased over the comparable period of 2004 by $6.5 million on increased sales while operating one less plant. The improvement in our manufacturing operations is attributable to improved pricing and purchasing, production efficiencies driven, in part, by operating a number of our plants with stronger backlogs, and our restructuring actions in 2004 and prior years to eliminate under-performing operations. In addition, manufacturing segment income in the first quarter of 2005 included net gains of $1.5 million from the sale of three idle plants.

Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at April 2, 2005 totaled approximately $86 million at the 29 plants operated, compared to $50 million at 30 plants at April 3, 2004.

Retail Operations

We evaluate the performance of our retail segment based on income before interest, income taxes, and general corporate expenses.

	Three Months Ended
	April 2, 2005	April 3, 2004	% Change
Retail segment net sales (in millions)	$25.1	$19.5	29%
Retail segment income (in millions)	$1.3	$0.8	62%
Retail segment margin %	5.0%	4.0%
New homes retail sold	150	129	16%
% Champion-produced new homes sold	81%	78%
New home multi-section mix	96%	97%
Average new home retail price	$165,000	$148,000	11%
Sales centers at end of period	18	14	29%

Retail sales for the three months ended April 2, 2005 increased versus the comparable period last year due to selling more homes from the operation of a greater number of sales centers, and from an increased average selling price. The increased average home selling price resulted from the sale of homes with more add-ons, improvements, and amenities. Additionally, retail prices have increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for the three months ended April 2, 2005 improved by $0.5 million compared to the same period in 2004 primarily due to increased sales.

Discontinued Operations

During the quarter ended April 2, 2005, the Company sold 22 of its retail sales centers and committed to a plan to dispose of the remainder of its retail operations except for its Advantage Homes operation in California. As a result the remaining non-Advantage operations were classified as held for sale. For the periods reported, retail operations, excluding Advantage Homes, are classified as discontinued operations. Also included in discontinued operations is the Company’s former consumer finance business that was exited in the third quarter of 2003.

Loss from discontinued retail operations for the quarter ended April 2, 2005 consisted of an operating loss of $1.6 million, and a net loss of $1.0 million related to sales of retail businesses during the quarter and an asset impairment charge for a sale of eight lots that was completed in April 2005.

Loss from discontinued operations for the quarter ended April 3, 2004 consisted of an operating loss of $1.3 million from discontinued retail operations, partially offset by income from the consumer finance business of $1.2 million that resulted from a favorable adjustment from the settlement of contractual obligations.

Restructuring Charges

We did not incur any significant restructuring charges during the three months ended April 2, 2005 and April 3, 2004. As of April 2, 2005, accrued but unpaid restructuring costs totaled $3.5 million compared to $4.4 million at January 1, 2005, primarily consisting of warranty reserves for closed manufacturing plants.

Interest Income and Interest Expense

Interest income in 2005 was $0.5 million higher than in 2004 due to higher cash balances and increased interest rates. Interest expense in 2005 was $0.5 million lower than in 2004 due to debt reduction during 2004. Since the beginning of 2003, we have reduced indebtedness by more than $180 million.

Income Taxes

We currently provide a 100% valuation allowance for our deferred tax assets. As of January 1, 2005, the Company had net operating losses for tax purposes totaling approximately $120 million that are available to offset certain future taxable income. Income tax expense for the quarters ended April 2, 2005 and April 3, 2004 consisted of foreign and state income taxes.

Liquidity and Capital Resources

Unrestricted cash balances totaled $142.1 million at April 2, 2005. During 2005, net cash of $5.1 million was used for continuing operating activities, including $9.5 million used to increase working capital. During the period, inventories, accounts receivable, and accounts payable increased by $12.3 million, $12.1 million, and $14.8 million, respectively, as a result of typical seasonal factors in our business leading into the beginning of our traditionally stronger selling months. Cash provided during the period included $4.7 million from the disposal of fixed assets primarily from the sale of three idle plants. Additionally, net cash of $10.0 million was provided by the sale of retail businesses that included a $10.3 million pay down of related floorplan borrowings. Cash used during the period included $4.2 million to fund restricted cash and $2.5 million for capital expenditures.

We have a committed $75 million revolving credit facility for letters of credit and general corporate purposes that expires in January 2006. Availability under this facility is determined by a monthly borrowing base calculation based on percentages of accounts receivable, inventories, fixed assets, and, if necessary, cash on deposit. As of April 2, 2005, there were $60.3 million of letters of credit issued under the facility and there were no borrowings outstanding. We expect to continue to utilize this facility principally for letters of credit. The facility contains financial covenants that become effective only in the event that our liquidity, as defined, falls below $35 million. These covenants include required earnings, as defined, of $45.2 million and a required ratio of earnings to fixed charges, as defined, of 1.0 to 1.0 for each 12-month period ending on a fiscal quarter. For the twelve months ended April 2, 2005, our earnings, as defined, were $59.7 million and our ratio of earnings to fixed charges was 1.7 to 1.0. At April 2, 2005, our liquidity, as defined, was $132.5 million, which was in excess of $35 million such that these financial covenants were not in effect. We expect to maintain liquidity at or in excess of the $35 million threshold over the next twelve months.

On April 18, 2005, the preferred shareholder converted the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.

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

The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations including non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guarantees of additional debt otherwise permitted to be incurred. The resulting effect at April 2, 2005, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $83 million of which no more than approximately $32 million of cash borrowings could be secured debt, as defined.

We expect to spend less than $13 million on capital expenditures during the remainder of 2005. We do not plan to pay cash dividends on our common stock in the near term.

Contingent Liabilities and Obligations

We had significant contingent liabilities and obligations at April 2, 2005, including surety bonds and letters of credit totaling $92.4 million, guarantees by certain of our consolidated subsidiaries of $5.5 million of debt of unconsolidated subsidiaries, and estimated wholesale repurchase obligations.

We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative inventory financing sources, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of April 2, 2005 was approximately $250 million, without reduction for the resale value of the homes. As of April 2, 2005, our largest independent retailer, a nationwide retailer, had approximately $9.7 million of inventory subject to repurchase for up to 24 months from date of invoice. As of April 2, 2005 our next 24 largest independent retailers had an aggregate of approximately $50.4 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $0.8 million to $4.8 million per retailer. For the three months ended April 2, 2005, we paid $0.6 million to repurchase 16 homes and recorded related losses of $0.1 million. In the same period last year, we paid $0.4 million and incurred losses of $0.1 million related to the repurchase of 13 homes.

We have provided various representations, warranties and other standard indemnifications in the ordinary course of our business, in agreements to acquire and sell business assets and in financing arrangements. We are also subject to various legal proceedings and that arise in the ordinary course of our business.

Management believes the ultimate liability with respect to these contingent liabilities and obligations will not have a material effect on our financial position, results of operations or cash flows.

Summary of Liquidity and Capital Resources

At April 2, 2005, our unrestricted cash balances totaled $142.1 million and we had no unused availability under our $75 million credit facility. Our credit facility expires in January 2006. We expect to obtain an amendment to the current credit facility during 2005 that would extend the facility for up to two additional years. For the next two years, we expect cash flow from operating activities to fund capital expenditures. In addition, we have less than $2.0 million of scheduled debt payments due in 2005 and 2006. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next two years. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Critical Accounting Policies

For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of the our Form 10-K for 2004.

Impact of Recently Issued Accounting Pronouncements

For information regarding the impact of recently issued accounting pronouncements, see Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Report.

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

In addition, our cash balances and future cash flows may be insufficient to meet our debt service and other obligations. Our business may not generate cash flows from operations in amounts sufficient to pay our debt or to fund other liquidity needs. The factors that affect our ability to generate cash can also affect our ability to raise additional funds through the sale of equity securities, the refinancing of debt or the sale of assets.

We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt obligations, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions that could restrict our operations.

General industry conditions – As a result of the downturn in the manufactured housing industry which began in 1999, during the period beginning in 2000 through 2003 we experienced a decline in sales and incurred operating losses and costs for the closures or consolidations of operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions deteriorate further, our sales could decline further and our operating results and cash flows could suffer.

From mid-1999 through 2004 the manufactured housing industry experienced declining manufacturing shipments and retail sales. Tightened consumer credit standards, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability were all factors contributing to this decline. Since the beginning of the industry downturn, we have closed a significant number of homebuilding facilities and retail sales locations in an attempt to limit losses and return to profitability. From 2000 through 2003, we reported significant net losses including goodwill impairment charges, a valuation allowance of 100% of our deferred tax assets and restructuring charges, which are each discussed in more detail in Item 7 of our Form 10-K for 2004. If industry conditions deteriorate further, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

Common stock and Senior Notes values – Our common stock price has been volatile and may continue to be volatile given current industry and economic conditions. Our Senior Notes have traded at significant discounts to face value and may trade at discounts in the future.

The trading value per share of our stock has ranged from $6.36 to $12.25 during 2004 and 2005. Additionally, our two issuances of Senior Notes have traded at discounts to their respective face values. The market prices of our common stock and Senior Notes are affected by many factors including: general economic and market conditions, interest rates, current manufactured housing industry forecasts, Champion’s and our competitors’ operating results, our ability to pay our debt obligations, consumer and wholesale financing availability, the market’s perception of our strategies and the overall market fluctuations unrelated to our Company or the manufactured housing industry. All of these factors may adversely impact the market prices of our common stock and Senior Notes in the future.

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

Consumer financing availability - Tight credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders have reduced our sales. If consumer financing were to become further curtailed, our sales could decline further and our operating results and cash flows could suffer.

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

Floor plan financing availability – A reduction in floor plan credit availability or tighter loan terms to our independent retailers may cause our manufacturing sales to decline. As a result, our operating results and cash flows could suffer.

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

In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at April 2, 2005 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 2 of this Report and in Item 7 of our Form 10-K for 2004. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

At April 2, 2005, we also had contingent obligations related to surety bonds and letters of credit. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 2 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

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

Effect on liquidity – Industry conditions and our operating results have limited our sources of capital during the past few years. If we are unable to locate alternative sources of capital when needed we may be unable to maintain or expand our business.

We depend on our cash balances, cash flows from operations, and our revolving credit facility to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our operating results and other changes, limited our sources of financing during the past few years. If our cash balances, cash flows from operations, and availability under our revolving credit facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business, or we may need to curtail or limit our existing operations.

We have a significant amount of surety bonds representing collateral for our casualty insurance programs and for general operating purposes. We are required to provide collateral to support our surety bond programs in the form of letters of credit or cash. For additional detail and information concerning the amounts of our surety bonds and letters of credit, see Note 8 of “Notes to Consolidated Financial Statements” in Item 1 of this Report. The inability to retain our current surety bond provider or obtain alternative bonding sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

Competition – The factory-built housing industry is very competitive. If we are unable to effectively compete, our growth could be limited, our sales could decline and our operating results and cash flows could suffer.

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based, among other things, on price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce factory-built homes in our markets. Some of our manufacturing competitors have captive retail distribution systems and consumer finance operations. In addition, there are many independent factory-built housing retail locations in most areas where we have retail operations. Because barriers to entry for manufactured housing retailers are low, we believe that it is relatively easy for new retailers to enter our markets as competitors. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our retail sales and manufacturing shipments could be reduced. As a result, our sales could decline and our operating results and cash flows could suffer.

Zoning – If the factory-built housing industry is not able to secure favorable local zoning ordinances, our sales could decline and our operating results and cash flows could suffer.

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

Potential Dilution - Outstanding preferred stock at April 2, 2005 that was convertible into common stock and redeemable for common stock (and in some cases, at our option, for cash) and other potential capital or debt reduction transactions could result in potential dilution and impair the price of our common stock.

At April 2, 2005 there were $8.75 million of Series C preferred stock outstanding, which was convertible into common stock at a rate of $5.66 per share, and $12 million of Series B-2 preferred stock outstanding, which was convertible into common stock at a rate of $7.92 per share. On April 18, 2005, the preferred shareholder converted this preferred stock into 3.1 million shares of common stock.

In a series of transactions during 2003 and the first half of 2004, we purchased and retired $71.7 million of our Senior Notes due 2007 and 2009 in exchange for 10.4 million shares of our common stock.

To the extent that we decide to further reduce debt obligations through the issuance of common shares, our then existing common shareholders would experience dilution in their percentage ownership interests. The additional shares of common stock that could be available for sale may have a negative impact on the market price of our common stock. In addition, sale of substantial amounts of our common stock in the public market by the former preferred shareholder or the exchangers of Senior Notes, or the perception that these sales might occur, could depress the price of our common stock. Such selling shareholders may determine the timing, structure and terms of any disposition of our common stock, all of which could affect the market price of our common stock.

We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness, the terms of which may result in additional potential dilution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices and LIBOR. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, the amount of outstanding borrowings at April 2, 2005.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the quarter ended April 2, 2005, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing a new enterprise resource planning (“ERP”) system for its manufacturing operations. The completion of the ERP system implementation is targeted for the first half of 2006. Management does not currently believe that this will adversely affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2005, we issued 171,136 shares of our common stock in connection with the final $2.0 million quarterly installment payment under convertible promissory notes issued June 21, 2001. These notes represented a deferred purchase price obligation of the Company. Although these shares of common stock were issued in private placements in reliance on the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, such shares of common stock have been registered for resale under the Securities Exchange Act of 1933, pursuant to effective registration statements.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit No.	Description

10.1	Second Amendment dated January 24, 2005 to the Loan and Security Agreement, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated January 24, 2005 and incorporated herein by reference.

10.2	2005 Cash Incentive Compensation Arrangement Summary.

31.1	Certification of Chief Executive Officer dated April 22, 2005, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

31.2	Certification of Chief Financial Officer dated April 22, 2005, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated
April 22, 2005, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the
quarter ended April 2, 2005.

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

Dated: April 22, 2005