Form 10-Q
period 2005-07-02
CHAMPION ENTERPRISES INC
filed 2005-07-27
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended July 2, 2005

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

75,730,293 shares of the registrant’s $1.00 par value Common Stock were outstanding as of July 25, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net sales	$317,100	$270,484	$561,375	$477,218

Cost of sales	261,527	224,890	468,538	404,167

Gross margin	55,573	45,594	92,837	73,051

Selling, general and administrative expenses	36,642	33,927	68,311	62,170
Mark-to-market (credit) charge for common stock warrant	(500)	(3,900)	(4,300)	1,200
Loss (gain) on debt retirement	901	(450)	901	2,776

Operating income	18,530	16,017	27,925	6,905

Interest income	929	245	1,702	484
Interest expense	(4,628)	(4,586)	(9,209)	(9,648)

Income (loss) from continuing operations before income taxes	14,831	11,676	20,418	(2,259)

Income tax expense (benefit)	600	(11,400)	900	(11,100)

Income from continuing operations	14,231	23,076	19,518	8,841

(Loss) income from discontinued operations, net of taxes	(751)	356	(3,309)	268

Net income	$ 13,480	$ 23,432	$ 16,209	$ 9,109

Basic income (loss) per share:
Income from continuing operations	$ 0.19	$ 0.30	$ 0.25	$ 0.11
(Loss) income from discontinued operations	(0.01)	0.01	(0.05)	0.01
Basic income per share	$ 0.18	$ 0.31	$ 0.20	$ 0.12

Weighted shares for basic EPS	75,176	70,657	73,861	69,380

Diluted income (loss) per share:
Income from continuing operations	$ 0.18	$ 0.29	$ 0.25	$ 0.11
(Loss) income from discontinued operations	(0.01)	0.01	(0.05)	0.00
Diluted income per share	$ 0.17	$ 0.30	$ 0.20	$ 0.11

Weighted shares for diluted EPS	76,042	72,253	74,756	71,152

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Balance Sheets

(In thousands, except par value)

	Unaudited July 2, 2005	January 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$149,899	$142,266
Restricted cash	528	529
Accounts receivable, trade	41,694	22,119
Inventories	80,886	71,616
Current assets of discontinued operations	9,780	35,463
Other current assets	13,736	13,535
Total current assets	296,523	285,528

Property, plant and equipment	198,397	207,216
Less-accumulated depreciation	120,190	126,259
	78,207	80,957

Goodwill	126,564	126,591
Non-current assets of discontinued operations	4,701	7,747
Other non-current assets	13,371	16,219
	$519,366	$517,042

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	33,673	13,819
Accrued warranty obligations	32,011	33,551
Accrued volume rebates	27,564	30,234
Accrued compensation and payroll taxes	20,264	19,659
Accrued self-insurance	26,797	25,988
Current liabilities of discontinued operations	5,422	21,411
Other current liabilities	29,984	31,696
Total current liabilities	175,715	176,358

Long-term liabilities
Long-term debt	191,543	200,758
Long-term liabilities of discontinued operations	342	432
Other long-term liabilities	34,660	41,444
	226,545	242,634
Contingent liabilities (Note 8)

Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 0 shares and 21 shares issued and outstanding, respectively	—	20,750

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 75,730 and 72,358 shares issued and outstanding, respectively	75,730	72,358
Capital in excess of par value	185,287	164,377
Accumulated deficit	(143,459)	(159,375)
Accumulated other comprehensive loss	(452)	(60)
Total shareholders’ equity	117,106	77,300
	$519,366	$517,042

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Unaudited Six Months Ended
	July 2, 2005	July 3, 2004
Cash flows from operating activities
Income from continuing operations	$19,518	$8,841

Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	5,063	5,342
Loss on debt retirement	901	2,776
Mark-to-market (credit) charge for common stock warrant	(4,300)	1,200
Gain on disposal of fixed assets	(1,599)	(74)
Decrease in allowance for tax adjustments	—	(12,000)
Increase/decrease
Accounts receivable	(19,575)	(16,150)
Refundable income taxes	—	376
Inventories	(9,269)	(17,776)
Accounts payable	19,701	7,061
Accrued liabilities	(2,222)	(6,025)
Other, net	5,141	(1,343)
Net cash provided by (used for) continuing operating activities	13,359	(27,772)

Cash flows from discontinued operations
(Loss) income from discontinued operations	(3,309)	268
Proceeds from sales of retail businesses	24,312	—
Change in net assets of discontinued operations	(12,232)	(6,273)
Net cash provided by (used for) discontinued operations	8,771	(6,005)

Cash flows from investing activities
Additions to property, plant and equipment	(5,290)	(4,016)
Investments in and advances to unconsolidated subsidiaries	(55)	(109)
Proceeds on disposal of fixed assets	5,056	203
Net cash used for investing activities	(289)	(3,922)

Cash flows from financing activities
Decrease in floor plan payable, net	—	(29)
Decrease in other long-term debt	(128)	(5,939)
Purchase of Senior Notes	(9,885)	(10,395)
Purchase of common stock warrant	(4,500)	—
Decrease in restricted cash	1	7,710
Preferred stock issued, net	—	12,000
Common stock issued, net	597	4,512
Dividends paid on preferred stock	(293)	(160)
Net cash (used for) provided by financing activities	(14,208)	7,699

Net increase (decrease) in cash and cash equivalents	7,633	(30,000)
Cash and cash equivalents at beginning of period	142,266	145,868

Cash and cash equivalents at end of period	$149,899	$115,868

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statement of Shareholders’ Equity

Unaudited Six Months Ended July 2, 2005

(In thousands)

					Accumulated
			Capital in		other		Total
	Common stock		excess of	Accumulated	comprehensive		comprehensive
	Shares	Amount	par value	Deficit	income (loss)	Total	income (loss)

Balance at January 1, 2005	72,358	$72,358	$164,377	$(159,375)	$(60)	$77,300	—

Net income	—	—	—	16,209	—	16,209	$16,209
Preferred stock dividends	—	—	—	(293)	—	(293)	—
Stock options and benefit plans	141	141	1,391	—	—	1,532	—
Issuance for acquisition deferred purchase price payments	171	171	1,829	—	—	2,000	—
Preferred stock conversion	3,060	3,060	17,690	—	—	20,750
Foreign currency translation adjustments	—	—	—	—	(392)	(392)	(392)

Balance at July 2, 2005	75,730	$75,730	$185,287	$(143,459)	$(452)	$117,106	$15,817

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

During the six months ended July 2, 2005, the Company sold 30 of its retail sales centers pursuant to a plan to dispose of the remainder of its retail operations except for its non-traditional retail operation in California. As a result retail operations, excluding this California operation, were classified as held for sale and, for the periods reported, are classified as discontinued operations. Also included in discontinued operations is the Company’s former consumer finance business that was exited in the third quarter of 2003.

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

	Three Months Ended
	July 2, 2005	July 3, 2004
	(In thousands, except per share amounts)
Net income – as reported	$13,480	$23,432
Net income – pro forma	13,263	23,404
Basic income per share – as reported	0.18	0.31
Diluted income per share – as reported	0.17	0.30
Basic income per share – pro forma	0.18	0.30
Diluted income per share – pro forma	0.17	0.30
Stock-based employee compensation expense, net of related tax effects – as reported	1,407	185
Stock-based employee compensation expense, net of related tax effects – pro forma	$1,624	$213

	Six Months Ended
	July 2, 2005		July 3, 2004
	(In thousands, except per share amounts)
Net income – as reported		$16,209		$9,109
Net income – pro forma		15,881		8,944
Basic income per share – as reported		0.20		0.12
Diluted income per share – as reported		0.20		0.11
Basic income per share – pro forma		0.20		0.11
Diluted income per share – pro forma		0.20		0.11
Stock-based employee compensation expense, net of related tax effects – as reported		2,514		330
Stock-based employee compensation expense, net of related tax effects – pro forma	$	$ 2,841	$	$ 495

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payment under the provisions of APB Opinion No. 25 and disclose share-based compensation as accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until fiscal years beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R in January 2006. Once the standard is adopted, the Company currently expects full-year 2006 diluted net earnings per share to be reduced by less than $.01 for stock options outstanding at July 2, 2005. The effect of adopting the standard for the Company’s other stock-based compensation plans is not determinable. Application of this pronouncement requires significant judgment regarding the inputs to an option-pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on earnings for 2006 could differ significantly from the Company’s current estimate. The Company is currently considering the modified prospective method of transition, which would be first effective for the Company’s 2006 fiscal first quarter.

2.              The following table provides information regarding current year activity for restructuring reserves recorded in previous periods relating to closures of manufacturing plants and retail sales centers.

	Six Months Ended July 2, 2005
	2004 Closures	Prior Closures	Total
	(In thousands)
Balance at beginning of year	$810	$3,611	$4,421
Cash payments:
Warranty costs	—	(443)	(443)
Other closing costs	(528)	(122)	(650)
Reversals credited to earnings:
Other closing costs	(190)	(16)	(206)
Balance at July 2, 2005	$92	$3,030	$3,122

Period end balance comprised of:
Warranty costs	$—	$2,149	$2,149
Other closing costs	92	881	973
	$92	$3,030	$3,122

Warranty costs are expected to be paid over a three-year period after the related closures. Other closing costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures. The reversal of closing costs during the six months ended July 2, 2005 consisted of an adjustment to accruals for employee severance.

3.              The provisions for income tax differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations and discontinued operations as a result of the following differences:

	Six Months Ended
	July 2, 2005	July 3, 2004
Continuing operations	(In thousands)
Statutory U.S. tax rate	$7,200	$(800)
(Decrease) increase in rate resulting from:
Warrant mark-to-market and other permanent differences	(1,300)	600
Deferred tax valuation allowance	(5,100)	700
Decrease in allowance for tax adjustments	—	(12,000)
Foreign and state taxes	100	400
Total income tax expense (benefit)	$900	$(11,100)

	Six Months Ended
	July 2, 2005	July 3, 2004
Discontinued operations	(In thousands)
Statutory U.S. tax rate	$(1,200)	$100
(Decrease) increase in rate resulting from:
Deferred tax valuation allowance	1,200	(100)
Total income tax	$—	$—

The Company currently provides a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. As of January 1, 2005, the Company had available federal net operating loss carryforwards of approximately $120 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 and 2024.

4.	A summary of inventories by component follows:

	July 2,	January 1,
	2005	2005
	(In thousands)
New manufactured homes	$22,547	$18,749
Raw materials	29,107	30,908
Work-in-process	11,632	7,166
Other inventory	17,600	14,793
	$80,886	$71,616

Other inventory consists of land and park spaces and improvements.

5.      The Company’s manufacturing operations generally provide retail homebuyers with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the six months ended July 2, 2005 and July 3, 2004. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

	Accrued Warranty Obligations
	2005	2004
	(In thousands)
Reserves at beginning of year	$40,051	$47,058
Warranty expense provided	24,365	24,302
Cash warranty payments	(25,905)	(27,721)
Reserves at end of quarter	$38,511	$43,639

6.	Long-term debt consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)
7.625% Senior Notes due 2009	$89,273	$89,273
11.25% Senior Notes due 2007	88,430	97,510
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,410	1,545
	$191,543	$200,758

During the quarter ended July 2, 2005, the Company purchased and retired $9.1 million of its Senior Notes due 2007 for cash payments of $9.9 million, resulting in a pretax loss of $0.9 million. During the quarter ended July 3, 2004, the Company purchased and retired $10.9 million of its Senior Notes due 2009 for cash payments of $10.4 million, resulting in a pretax gain of $0.5 million. During the first quarter of 2004, the Company purchased and retired $13.5 million of the Senior Notes due 2009 and $13.5 million of the Senior Notes due 2007 in exchange for Company common stock totaling 3.9 million shares, resulting in a pretax loss of $3.2 million. Also during the first quarter of 2004, the Company repaid a $5.7 million obligation under an industrial revenue bond.

Champion Home Builders Co., a wholly-owned subsidiary of the Company, has a three-year, $75 million revolving credit facility currently used for the issuance of letters of credit. Under this facility, as amended January 24, 2005, letter of credit fees range from 1.75% to 2.25% annually and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.0% to 2.5%. In addition, there is an annual fee of $0.1 million plus 0.375% of the unused portion of the facility. Availability under the facility is determined by a monthly borrowing base calculation based on percentages of eligible accounts receivable, inventory, fixed assets, and, if necessary, cash on deposit. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period as well as cash losses under wholesale repurchase obligations. In addition the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, fixed assets, cash, and other assets. As of July 2, 2005, availability under the facility was $61.6 million, there were $61.0 million of letters of credit issued and no borrowings outstanding, and the Company’s liquidity, as defined, was $138.5 million, which was in excess of $35 million such that no other financial covenants were in effect.

7.      During the first quarter of 2004, the preferred shareholder exercised its right to purchase $12 million of Series B-2 preferred stock. At January 1, 2005, redeemable convertible preferred stock consisted of $8.75 million of Series C and $12 million of Series B-2 with mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Both Series had a 5% annual dividend that was payable quarterly, at the Company’s option, in cash or common stock. Also at January 1, 2005, the preferred shareholder held a warrant that was issued by the Company, which was exercisable based on approximately 2.2 million shares at the strike price at April 2, 2005 of $12.27 per share. The warrant would have expired on April 2, 2009 and was exercisable only on a non-cash, net basis, whereby the warrant holder would have received shares of common stock as payment for any net gain upon exercise.

On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million and the preferred shareholder elected to immediately convert all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.

During the quarter and six months ended July 2, 2005, the Company recorded mark-to-market credits of $0.5 million and $4.3 million, respectively, for the change in estimated fair value of the warrant. During the quarter and six months ended July 3, 2004, the Company recorded mark-to-market adjustments of a $3.9 million credit and a $1.2 million charge, respectively.

8.      The majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at July 2, 2005 was estimated to be approximately $250 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Losses incurred on homes repurchased totaled $0.3 million and $0.2 million for the six months ended July 2, 2005 and July 3, 2004, respectively.

At July 2, 2005 the Company was contingently obligated for approximately $61.3 million under letters of credit, primarily comprised of $14.5 million to support insurance reserves, $12.6 million to support long-term debt, $27.7 million to secure surety bonds, and $5.0 million to support floor plan facilities of independent retailers. Champion was also contingently obligated for $29.9 million under surety bonds, generally to support insurance and license and service bonding requirements. Approximately $27.2 million of the letters of credit and $20.8 million of the surety bonds support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At July 2, 2005 certain of the Company’s subsidiaries were guarantors of $4.6 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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

9.     During the three and six months ended July 2, 2005 and July 3, 2004, the Company’s potentially dilutive securities consisted of outstanding stock options and awards, convertible preferred stock, a common stock warrant, and, in the 2004 periods, deferred purchase price obligations. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Numerator	(In thousands)
Net income	$13,480	$23,432	$16,209	$9,109
Plus loss (less income) from discontinued operations	751	(356)	3,309	(268)
Less preferred stock dividend	(34)	(259)	(293)	(419)
Less amount allocated to participating securities holders	(195)	(1,594)	(793)	(545)
Income from continuing operations available to common shareholders for basic and diluted EPS	14,002	21,223	18,432	7,877

(Loss) income from discontinued operations	(751)	356	(3,309)	268
Less amount allocated to participating securities	—	(25)	—	(17)
(Loss) income from discontinued operations available to common shareholders for basic and diluted EPS	(751)	331	(3,309)	251

Income available to common shareholders for basic and diluted EPS	$13,251	$21,554	$15,123	$8,128

Denominator
Shares for basic EPS--weighted average shares outstanding	75,176	70,657	73,861	69,380
Plus effect of dilutive securities
Deferred purchase price obligations	—	610	—	758
Stock options and awards	866	986	895	1,014
Shares for diluted EPS	76,042	72,253	74,756	71,152

10.    The Company evaluates the performance of its manufacturing and retail segments based on income before interest, income taxes, and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated income (loss) from continuing operations before income taxes follow:

	Three Months Ended
	July 2, 2005		July 3, 2004
Net sales	(In thousands)
Manufacturing	$291,595		$269,084
Retail	38,805		28,300
Less: intercompany	(13,300)		(26,900)
Consolidated net sales	$317,100		$270,484

Income from continuing operations before income taxes: Manufacturing segment income	$24,6	67	$17,5	67
Retail segment income	2,602		1,445
General corporate expenses	(8,738)		(6,845)
Mark-to-market credit for common stock warrant	500		3,900
(Loss) gain on debt retirement	(901)		450
Interest expense, net	(3,699)		(4,341)
Intercompany eliminations	400		(500)
Income from continuing operations before income taxes	$14,831		$11,676

	Six Months Ended
	July 2, 2005	July 3, 2004
Net sales	(In thousands)
Manufacturing	$530,333	$478,940
Retail	63,942	47,778
Less: intercompany	(32,900)	(49,500)
Consolidated net sales	$561,375	$477,218

Income from continuing operations before income taxes: Manufacturing segment income	$35,857	$22,221
Retail segment income	3,869	2,228
General corporate expenses	(16,800)	(12,868)
Mark-to-market credit (charge) for common stock warrant	4,300	(1,200)
Loss on debt retirement	(901)	(2,776)
Interest expense, net	(7,507)	(9,164)
Intercompany eliminations	1,600	(700)
Income (loss) from continuing operations before income taxes	$20,418	$(2,259)

11.    Discontinued operations include the Company’s traditional retail operations, excluding its California retail operations, and its former consumer finance business that was exited in 2003. For the three and six months ended July 2, 2005, revenues from discontinued retail operations were $6.2 million and $25.1 million, respectively. For the three and six months ended July 3, 2004, revenues from discontinued retail operations were $35.6 million and $66.0 million, respectively. (Loss) income from discontinued operations for the three and six months ended July 2, 2005 and July 3, 2004 consist of the following:

	Three Months Ended		Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)
(Loss) income from retail operations	$(739)	$388	$(3,287)	$(849)
(Loss) income from consumer finance business	(12)	(32)	(22)	1,117
Total (loss) income from discontinued operations	$(751)	$356	$(3,309)	$268

The assets and liabilities of discontinued operations consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)
Assets:
Accounts receivable, trade	$141	$598
Inventories	9,167	33,964
Other current assets	472	901
Current assets of discontinued operations	$9,780	$35,463
Property, plant, and equipment, net	$2,507	$5,064
Other non-current assets	2,194	2,683
Non-current assets of discontinued Operations	$4,701	$7,747

Liabilities:
Floor plan payable	$29	$11,835
Accounts payable	710	2,043
Other current liabilities	4,683	7,533
Current liabilities of discontinued operations	$5,422	$21,411
Long-term debt	$342	$432

Loss from discontinued retail operations for the six months ended July 2, 2005 included an operating loss of $2.1 million and a net loss of $1.2 million related to sales of 30 retail locations. In connection with the sales of retail businesses during 2005, intercompany profit of $1.4 million, which had been previously eliminated in consolidation, was recognized in the consolidated statement of operations and was not classified as discontinued operations. Retail assets sold consisted primarily of new homes and other inventory. The total sale price was cash of approximately $24.3 million and the buyers’ assumption of certain liabilities totaling approximately $1.2 million. In connection with these sales, the Company paid down $10.9 million of floor plan borrowings. On July 19, 2005, the Company’s remaining ten traditional retail locations were sold.

12.    During the quarter ended April 2, 2005, the Company issued 171,000 shares of common stock in payment of the final $2.0 million installment of deferred purchase price obligations. During the three and six months ended July 3, 2004, the Company issued 193,000 shares and 469,000 shares, respectively, of common stock in payment of deferred purchase price obligations of $2.0 million and $4.0 million, respectively. In addition, during the second quarter of 2004, the Company issued 29,000 shares of common stock in payment of preferred stock dividends totaling $0.3 million. During the first quarter of 2004, the Company purchased and retired $13.5 million of its Senior Notes due 2009 and $13.5 million of its Senior Notes due 2007 in exchange for 3.9 million shares of Company common stock.

13.    On July 18, 2005 the Company entered into an agreement to acquire New Era Building Systems, a leading modular homebuilder, and its affiliates, Castle Housing of Pennsylvania and Carolina Building Solutions, for cash consideration of $41 million and the assumption of certain liabilities, pending regulatory and the sellers’ shareholder approvals.

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

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Three Months Ended July 2, 2005

				Guarantor		Non-guarantor		Consolidating
	Parent	CHB		Subsidiaries		Subsidiaries		Eliminations	Consolidated
	(In thousands)
Net sales	$—	$94,431		$221,393		$14,276		$(13,000)	$317,100

Cost of sales	—	78,780		184,910		11,237		(13,400)	261,527

Gross margin	—	15,651		36,483		3,039		400	55,573

Selling, general, and administrative expenses	(111)	10,96	9	24,40	5	1,37	9	—	36,64	2
Mark-to-market credit for common stock warrant	(500)	—		—		—		—	(500)
Loss on debt retirement	—	901		—		—		—	901

Operating income	611	3,781		12,078		1,660		400	18,530

Interest income	1,743	1,766		4,261		97		(6,938)	929
Interest expense	(1,743)	(2,776)		(7,025)		—		6,916	(4,628)

Income from continuing operations before income taxes	611	2,771		9,314		1,757		378	14,831

Income tax expense	—	—		50		550		—	600

Income from continuing operations	611	2,771		9,264		1,207		378	14,231

(Loss) income from discontinued operations	—	—		(989)		216		22	(751)

Income before equity in income of consolidated subsidiaries	611	2,771		8,275		1,423		400	13,480
Equity in income of consolidated subsidiaries	12,469	9,698		—		—		(22,167)	—
Net income	$13,080	$12,469		$8,275		$1,423		$(21,767)	$13,480

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Six Months Ended July 2, 2005

				Guarantor		Non-guarantor		Consolidating
	Parent	CHB		Subsidiaries		Subsidiaries		Eliminations	Consolidated
	(In thousands)
Net sales	$—	$169,239		$399,906		$24,230		$(32,000)	$561,375

Cost of sales	—	143,176		339,348		19,614		(33,600)	468,538

Gross margin	—	26,063		60,558		4,616		1,600	92,837

Selling, general, and administrative expenses	(1)	20,99	5	44,61	0	2,70	7	—	68,31	1
Mark-to-market credit for common stock warrant	(4,300)	—		—		—		—	(4,300)
Loss on debt retirement	—	901		—		—		—	901

Operating income	4,301	4,167		15,948		1,909		1,600	27,925

Interest income	3,458	3,458		1,514		188		(6,916)	1,702
Interest expense	(3,458)	(5,559)		(7,108)		—		6,916	(9,209)

Income from continuing operations before income taxes	4,301	2,066		10,354		2,097		1,600	20,418

Income tax expense	—	—		100		800		—	900

Income from continuing operations	4,301	2,066		10,254		1,297		1,600	19,518

Loss from discontinued operations	—	—		(3,251)		(58)		—	(3,309)

Income before equity in income of consolidated subsidiaries	4,301	2,066		7,003		1,239		1,600	16,209
Equity in income of consolidated subsidiaries	10,308	8,242		—		—		(18,550)	—
Net income	$14,609	$10,308		$7,003		$1,239		$(16,950)	$16,209

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of July 2, 2005

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Assets	(In thousands)
Current assets
Cash and cash equivalents	$—	$124,799	$6,387	$18,712	$1	$149,899
Restricted cash	—	294	234	—	—	528
Accounts receivable, trade	—	13,953	27,907	1,589	(1,755)	41,694
Inventories	—	17,001	63,612	3,073	(2,800)	80,886
Current assets of discontinued operations		—	9,780	—	—	9,780
Other current assets	—	9,791	3,627	418	(100)	13,736
Total current assets	—	165,838	111,547	23,792	(4,654)	296,523

Property, plant and equipment, net	—	26,528	49,320	2,359	—	78,207
Goodwill	—	—	125,783	781	—	126,564
Investment in consolidated subsidiaries	20,100	310,393	162,379	6,788	(499,660)	—
Non-current assets of discontinued operations	—	—	4,701	—	—	4,701
Other non-current assets	535	1,748	3,360	7,728	—	13,371
	$20,635	$504,507	$457,090	$41,448	$(504,314)	$519,366
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$11,095	$22,061	$1,934	$(1,417)	$33,673
Accrued warranty obligations	—	7,890	23,376	745	——	32,011
Accrued volume rebates	—	9,748	16,478	1,338	—	27,564
Current liabilities of discontinued operations	—	—	5,422	—	—	5,422
Other current liabilities	1,107	23,384	51,524	1,130	(100)	77,045
Total current liabilities	1,107	52,117	118,861	5,.147	(1,517)	175,715

Long-term liabilities
Long-term debt	89,273	95,764	6,506	—	—	191,543
Long-term liabilities of discontinued operations	—	—	342	—	—	342
Other long-term liabilities	—	8,125	26,420	115	—	34,660
	89,273	103,889	33,268	115	—	226,545
Intercompany balances	(176,124)	65,758	441,674	4,594	(335,902)	—

Shareholders’ equity
Common stock	75,730	1	62	3	(66)	75,730
Capital in excess of par value	185,287	613,336	326,219	32,549	(972,104)	185,287
Accumulated deficit	(154,638)	(330,594)	(462,784)	(718)	805,275	(143,459)
Accumulated other comprehensive loss	—	—	(210)	(242)	—	(452)
Total shareholders’ equity	106,379	282,743	(136,713)	31,592	(166,895)	117,106
	$20,635	$504,507	$457,090	$41,448	$(504,314)	$519,366

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 2, 2005

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used for) provided by operating activities	$(8,716)	$1,347	$18,734	$2,644	$(650)	$13,359

Net cash provided by (used for) discontinued operations	—	—	8,829	(58)	—	8,771

Cash flows from investing activities
Additions to property plant and equipment	—	(1,185)	(3,794)	(311)	—	(5,290)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(55)	—	(55)
Investments in and advances to consolidated subsidiaries	12,912	14,130	(26,123)	(1,089)	170	—
Proceeds on disposal of fixed assets	—	—	5,056	—	—	5,056
Net cash provided by (used for) investing activities	12,912	12,945	(24,861)	(1,455)	170	(289)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	—	—	—	—
Decrease in other long -term debt	—	—	(128)	—	—	(128)
Purchase of Senior Notes	—	(9,885)	—	—	—	(9,885)
Decrease (increase) in restricted cash	—	15	(14)	—	—	1
Purchase of common stock warrant	(4,500)	—	—	—	—	(4,500)
Common stock issued, net	597	—	—	—	—	597
Dividends paid on preferred stock	(293)	—	—	—	—	(293)
Net cash (used for) provided by financing activities	(4,196)	(9,870)	(142)	—	—	(14,208)

Net (decrease) increase in cash and cash equivalents	—	4,422	2,560	1,131	(480)	7,633
Cash and cash equivalents at beginning of period	—	120,377	3,827	17,581	481	142,266
Cash and cash equivalents at end of period	$—	$124,799	$6,387	$18,712	$1	$149,899

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Three Months Ended July 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$77,307	$208,057	$12,020	$(26,900)	$270,484

Cost of sales	—	65,716	176,275	9,299	(26,400)	224,890

Gross margin	—	11,591	31,782	2,721	(500)	45,594

Selling, general and administrative expenses	—	10,550	21,634	1,743	—	33,927
Mark-to-market credit for common stock warrant	(3,900)	—	—	—	—	(3,900)
Gain on debt retirement	(450)	—	—	—	—	(450)

Operating income	4,350	1,041	10,148	978	(500)	16,017

Interest income	1,837	1,795	209	37	(3,633)	245
Interest expense	(1,837)	(2,692)	(3,690)	—	3,633	(4,586)

Income from continuing operations before income taxes	4,350	144	6,667	1,015	(500)	11,676

Income tax expense (benefit)	—	50	(11,950)	500	—	(11,400)

Income from continuing operations	4,350	94	18,617	515	(500)	23,076

Income (loss) from discontinued operations	—	—	373	(17)	—	356

Income before equity in income of consolidated subsidiaries	4,350	94	18,990	498	(500)	23,432
Equity in income of consolidated subsidiaries	19,582	19,488	—	—	(39,070)	—
Net income	$23,932	$19,582	$18,990	$498	$(39,570)	$23,432

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Six Months Ended July 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$136,802	$368,860	$21,056	$(49,500)	$477,218

Cost of sales	—	118,636	317,703	16,628	(48,800)	404,167

Gross margin	—	18,166	51,157	4,428	(700)	73,051

Selling, general and administrative expenses	—	14,592	44,403	3,175	—	62,170
Mark-to-market charge for common stock warrant	1,200	—	—	—	—	1,200
Loss on debt retirement	12	2,696	68	—	—	2,776

Operating (loss) income	(1,212)	878	6,686	1,253	(700)	6,905

Interest income	3,905	3,765	422	63	(7,671)	484
Interest expense	(3,905)	(5,666)	(7,747)	(1)	7,671	(9,648)

(Loss) income from continuing operations before income taxes	(1,212)	(1,023)	(639)	1,315	(700)	(2,259)

Income tax expense (benefit)	—	100	(11,900)	700	—	(11,100)

(Loss) income from continuing operations	(1,212)	(1,123)	11,261	615	(700)	8,841

Income (loss) from discontinued operations	—	—	307	(39)	—	268

(Loss) income before equity in (loss) income of consolidated subsidiaries	(1,212)	(1,123)	11,568	576	(700)	9,109
Equity in income of consolidated subsidiaries	11,021	12,144	—	—	(23,165)	—
Net income	$9,809	$11,021	$11,568	$576	$(23,865)	$9,109

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of January 1, 2005

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Assets	(In thousands)
Current assets
Cash and cash equivalents	$—	$120,377	$3,827	$17,581	$481	$142,266
Restricted cash	—	309	220	—	—	529
Accounts receivable, trade	—	9,273	13,995	1,058	(2,207)	22,119
Inventories	—	16,153	56,383	2,780	(3,700)	71,616
Current assets of discontinued operations		—	35,442	21	—	35,463
Other current assets	—	9,507	3,809	519	(300)	13,535
Total current assets	—	155,619	113,676	21,959	(5,726)	285,528

Property, plant and equipment, net	—	26,608	52,024	2,325	—	80,957
Goodwill	—	—	125,783	808	—	126,591
Investment in consolidated subsidiaries	26,641	310,177	146,242	6,819	(489,879)	—
Non-current assets of discontinued operations	—	—	7,009	738	—	7,747
Other non-current assets	692	2,653	5,002	7,872	—	16,219
	$27,333	$495,057	$449,736	$40,521	$(495,605)	$517,042
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$8,232	$4,696	$891	$—	$13,819
Accrued warranty obligations	—	7,338	25,434	779	—	33,551
Accrued volume rebates	—	10,244	18,232	2,377	(619)	30,234
Current liabilities of discontinued operations	—	—	21,411	—	—	21,411
Other current liabilities	975	24,519	52,775	(726)	(200)	77,343
Total current liabilities	975	50,333	122,548	3,321	(819)	176,358

Long-term liabilities
Long-term debt	89,273	104,879	6,606	—	—	200,758
Long-term liabilities of discontinued operations	—	—	432	—	—	432
Other long-term liabilities	8,800	8,125	24,376	143	—	41,444
	98,073	113,004	31,414	143	—	242,634
Intercompany balances	(160,246)	48,972	441,453	5,974	(336,153)	—

Redeemable convertible preferred stock	20,750	—	—	—	—	20,750
Shareholders’ equity
Common stock	72,358	1	63	3	(67)	72,358
Capital in excess of par value	164,377	613,336	274,324	32,724	(920,384)	164,377
Accumulated deficit	(168,954)	(330,589)	(420,066)	(1,584)	761,818	(159,375)
Accumulated other comprehensive loss	—	—	—	(60)	—	(60)
Total shareholders’ equity	67,781	282,748	(145,679)	31,083	(158,633)	77,300
	$27,333	$495,057	$449,736	$40,521	$(495,605)	$517,042

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended July 3, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used for) operating activities	$ 1,167	$ (27,772)	$ (3,071)	$ 2,019	$ (115)	$ (27,772)

Net cash used for discontinued operations	—	—	(5,966)	(39)	—	(6,005)

Cash flows from investing activities
Additions to property plant and equipment	—	(804)	(3,061)	(151)	—	(4,016)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(109)	—	(109)
Investments in and advances to consolidated subsidiaries	(7,124)	(576)	8,199	(639)	140	—
Proceeds on disposal of fixed assets	—	12	140	51	—	203
Net cash (used for) provided by investing activities	(7,124)	(1,368)	5,278	(848)	140	(3,922)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—	—	(29)	—	(29)
Decrease in other long-term debt	—	—	(5,939)	—	—	(5,939)
Purchase of Senior Notes	(10,395)	—	—	—	—	(10,395)
(Increase) decrease in restricted cash	—	(112)	7,822	—	—	7,710
Preferred stock issued, net	12,000	—	—	—	—	12,000
Common stock issued, net	4,512	—	—	—	—	4,512
Dividends paid on preferred stock	(160)	—	—	—	—	(160)
Net cash provided by (used for) financing activities	5,957	(112)	1,883	(29)	—	7,699

Net (decrease) increase in cash and cash equivalents	—	(29,252)	(1,876)	1,103	25	(30,000)
Cash and cash equivalents at beginning of period	—	129,072	3,824	12,972	—	145,868
Cash and cash equivalents at end of period	$—	$99,820	$1,948	$14,075	$25	$115,868

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations

Three and Six Months Ended July 2, 2005

versus the Three and Six Months Ended July 3, 2004

Overview

We are a leading producer of factory-built housing in the U.S. As of July 2, 2005, we operated 29 homebuilding facilities in 14 states and two provinces in western Canada. As of July 2, 2005, our homes were sold through approximately 2,400 independent sales centers across the U.S. and western Canada and directly to an estimated 500 builders and developers. Approximately 850 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of July 2, 2005, our homes were also sold through 19 Company-owned sales locations in California, in addition to ten sales centers in seven states that were classified as discontinued operations.

Our pretax income from continuing operations for the quarter ended July 2, 2005 was $14.8 million, an increase of $3.2 million over 2004. Improvement in our second quarter results is attributable to improved manufacturing pricing and purchasing and our restructuring actions in 2004 and prior years to eliminate under-performing operations. Included in income from continuing operations for the 2005 quarter is a credit of $0.5 million for the change in estimated fair value of an outstanding common stock warrant compared to a credit of $3.9 million in the 2004 quarter. Results in the 2005 quarter also include a loss on debt retirement of $0.9 million compared to a gain of $0.5 million in the 2004 quarter.

Our pretax income from continuing operations for the six months ended July 2, 2005 was $20.4 million, an increase of $22.7 million over 2004. Improvement in our six month results is attributable to same factors as cited for improvement in our second quarter results. Included in income from continuing operations for the six months ended July 2, 2005 is a credit of $4.3 million for the change in estimated fair value of the common stock warrant, compared to a charge of $1.2 million for the comparable period of 2004. Results in 2005 also include a loss on debt retirement of $0.9 million compared to a loss of $2.8 million in 2004. Additionally, results in 2005 include gains of $1.5 million from the sale of three idle plants that are included in selling, general and administrative expense.

During the six months ended July 2, 2005, we sold 30 retail sales centers and, on July 19, 2005, our remaining ten traditional retail locations were sold, pursuant to our plan to dispose of our traditional retail operations, excluding our non-traditional California operations. As a result, our retail operations, excluding our ongoing California operations, have been classified as discontinued operations for the periods presented.

On July 18, 2005 we entered into an agreement to acquire New Era Building Systems, a leading modular homebuilder, and its affiliates, Castle Housing of Pennsylvania and Carolina Building Solutions, for cash consideration of $41 million and the assumption of certain liabilities, pending regulatory and the sellers’ shareholder approvals.

We continue to focus on matching our manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities We continually review our manufacturing capacity and will make further adjustments as deemed necessary. Our continuing retail operations consist of 19 sales offices specializing in selling homes for the redevelopment of manufactured housing communities in California.

Consolidated Results

	Three Months Ended
	July 2,	July 3,	%
	2005	2004	Change
Net sales	(Dollars in millions)
Manufacturing	$291.6	$269.1	8%
Retail	38.8	28.3	37%
Less: Intercompany	(13.3)	(26.9)
Total net sales	$317.1	$270.5	17%

Gross margin	$55.5	$45.6	22%
Selling, general and administrative expenses (“SG&A”)	36.6	33.9	8%
Mark to market credit for common stock warrant	(0.5)	(3.9)
Loss (gain) on debt retirement	0.9	(0.5)
Operating income	$18.5	$16.1	16%

As a percent of net sales
Gross margin	17.5%	16.9%
SG&A	11.6%	12.5%
Operating income	5.8%	5.9%

	Six Months Ended
	July 2,	July 3,	%
	2005	2004	Change
Net sales	(Dollars in millions)
Manufacturing	$530.3	$478.9	11%
Retail	64.0	47.8	34%
Less: Intercompany	(32.9)	(49.5)
Total net sales	$561.4	$477.2	18%

Gross margin	$92.8	$73.0	27%
Selling, general and administrative expenses (“SG&A”)	68.3	62.2	10%
Mark to market (credit) charge for common stock warrant	(4.3)	1.2
Loss (gain) on debt retirement	0.9	2.7
Operating income	$27.9	$6.9	304%

As a percent of net sales
Gross margin	16.5%	15.3%
SG&A	12.2%	13.0%
Operating income	5.0%	1.4%

Net sales for the three and six months ended July 2, 2005 increased from the comparable periods in 2004 due to sales price increases and changes in product mix in the manufacturing segment and increased homes sold and selling prices in the retail segment. Gross margin for the three and six months ended July 2, 2005 increased $10.0 million and $19.8 million, respectively, from the comparable periods of 2004. Manufacturing gross margin increased significantly due to improved pricing, product mix, and purchasing, and the closure of under-performing plants in 2004 and prior years. SG&A for the three and six months ended July 2, 2005 increased by $2.7 million and $6.1 million, respectively, from the comparable periods of 2004 primarily due to increased sales in the retail segment and increased general corporate expenses due to compensation programs and information technology projects.

During the three and six months ended July 2, 2005, the Company recorded mark-to-market credits of $0.5 million and $4.3 million, respectively, for the decrease in estimated fair value of an outstanding common stock warrant. During the three months and six months ended July 3, 2004, the Company recorded mark-to-market adjustments of a $3.9 million credit and a $1.2 million charge, respectively, for the change in estimated fair value of the outstanding common stock warrant. On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million

During the three and six months ended July 2, 2005, operating results included a loss of $0.9 million from the purchase and retirement of $9.1 million of Senior Notes for cash payments totaling $9.9 million. During the three months ended July 3, 2004, operating results included a gain of $0.5 million from the purchase and retirement of $10.9 million of Senior Notes for cash payments totaling $10.4 million. During the six months ended July 3, 2004, operating results included a net loss of $2.8 million on the extinguishment of debt primarily from the purchase and retirement of $37.9 million of Senior Notes in exchange for 3.9 million shares of Company common stock and $10.4 million of cash.

Manufacturing Operations

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, and general corporate expenses.

	Three Months Ended
	July 2,	July 3,	%
	2005	2004	Change

Manufacturing segment net sales (in millions)	$291.6	$269.1	8%
Manufacturing segment income (in millions)	$24.7	$17.6	40%
Manufacturing segment margin %	8.5%	6.5%
HUD-code home shipments	4,843	5,264	(8%)
Modular and Canadian code home shipments	1,132	1,090	4%
Total homes sold	5,975	6,354	(6%)
Floors sold	11,406	12,037	(5%)
Multi-section mix	84%	83%
Average home price	$45,200	$40,800	11%

	Six Months Ended
	July 2,	July 3,	%
	2005	2004	Change

Manufacturing segment net sales (in millions)	$530.3	$478.9	11%
Manufacturing segment income (in millions)	$35.9	$22.2	61%
Manufacturing segment margin %	6.8%	4.6%
HUD-code home shipments	8,857	9,386	(6%)
Modular and Canadian code home shipments	2,108	1,973	7%
Total homes sold	10,965	11,359	(3%)
Floors sold	21,015	21,761	(3%)
Multi-section mix	85%	85%
Average home price	$44,700	$40,700	10%
Manufacturing facilities at period end	29	29	—

Manufacturing net sales for the three and six months ended July 2, 2005 increased compared to the same periods of 2004 primarily from higher average home selling prices and greater delivery revenues. Average manufacturing selling prices increased in 2005 as compared to 2004 as a result of price increases which, in part, offset rising material costs, and product mix, including increased sales of higher priced modular homes.

Manufacturing segment income for the three and six months ended July 2, 2005 increased over the comparable periods of 2004 by $7.1 million and $13.6 million, respectively, on increased sales. The improvement in our manufacturing operations is attributable to improved pricing and purchasing and production efficiencies driven, in part, by our restructuring actions in 2004 and prior years to eliminate under-performing operations. In addition, manufacturing segment income in the first quarter of 2005 included net gains of $1.5 million from the sale of three idle plants.

Although orders from retailers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at July 2, 2005 totaled approximately $91 million, compared to $90 million at July 3, 2004.

Retail Operations

We evaluate the performance of our retail segment based on income before interest, income taxes, and general corporate expenses.

	Three Months Ended
	July 2,	July 3,	%
	2005	2004	Change

Retail segment net sales (in millions)	$38.8	$28.3	37%
Retail segment income (in millions)	$2.6	$1.4	80%
Retail segment margin %	6.7%	5.1%
New homes retail sold	217	176	23%
% Champion-produced new homes sold	77%	76%
New home multi-section mix	95%	96%
Average new home retail price	$177,200	$157,200	13%

	Six Months Ended
	July 2,	July 3,	%
	2005	2004	Change

Retail segment net sales (in millions)	$63.9	$47.8	34%
Retail segment income (in millions)	$3.9	$2.2	74%
Retail segment margin %	6.1%	4.7%
New homes retail sold	367	305	20%
% Champion-produced new homes sold	79%	77%
New home multi-section mix	96%	96%
Average new home retail price	$172,200	$153,300	12%
Sales centers at period end	19	15	27%

Retail sales for the three and six months ended July 2, 2005 increased versus the comparable periods last year due to selling more homes from a greater number of sales offices in operation, and from an increased average selling price per home. The increased average home selling price resulted from improved market conditions and the sale of homes with more add-ons, improvements, and amenities. Additionally, retail prices have increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for the three and six months ended July 2, 2005 improved by $1.2 million and $1.6 million, respectively, compared to the same period in 2004 primarily due to increased sales.

Discontinued Operations

During the six months ended July 2, 2005, we sold 30 retail sales centers and, on July 19, 2005, our remaining ten traditional retail locations were sold, pursuant to our plan to dispose of our traditional retail operations. As a result, our retail operations, other than our ongoing California business, have been classified as discontinued operations for the periods presented. Also included in discontinued operations is the Company’s former consumer finance business that was exited in the third quarter of 2003.

Loss from discontinued retail operations included operating losses of $0.7 million and $2.1 million for the three and six months ended July 2, 2005, respectively. In addition, a net loss of $1.2 million was recorded during the first quarter of 2005 for the sales and planned sales of retail businesses related to the divestiture plan for our traditional retail operations. In connection with the sales of retail businesses during 2005, intercompany manufacturing profit of $1.4 million was recognized in the consolidated statement of operations as a result of the liquidation of inventory, which is not classified as discontinued operations.

For the three months ended July 3, 2004, income from discontinued operations consisted primarily of retail operating income of $0.4 million. Income from discontinued operations for the six months ended July 3, 2004 consisted of income from the consumer finance business of $1.1 million that resulted from a favorable adjustment from the settlement of contractual obligations, partially offset by a retail operating loss of $0.8 million.

Restructuring Charges

We did not incur any significant restructuring charges during the three and six months ended July 2, 2005 and July 3, 2004. As of July 2, 2005, accrued but unpaid restructuring costs totaled $3.1 million compared to $3.5 million at April 2, 2005 and $4.4 million at January 1, 2005, consisting primarily of warranty reserves for closed manufacturing plants.

Interest Income and Interest Expense

Interest income in the three and six months ended July 2, 2005 was higher than in the comparable 2004 periods due to higher cash balances and increased interest rates. Interest expense in the six months ended July 2, 2005 was lower than in comparable 2004 period due to debt reduction during the first half of 2004. Since the beginning of 2003, we have reduced indebtedness by more than $190 million.

Income Taxes

We currently provide a 100% valuation allowance for our deferred tax assets, which totaled $125.8 million at January 1, 2005. As of January 1, 2005, the Company had net operating losses for tax purposes totaling approximately $120 million that are available to offset certain future taxable income. As a result of the divestiture of our remaining traditional retail operations in the first half of 2005, an estimated $80 million of additional tax loss carryforwards have been generated. Income tax expense for the three and six months ended July 2, 2005 and July 3, 2004 consisted of foreign and state income taxes.

Liquidity and Capital Resources

Unrestricted cash balances totaled $149.9 million at July 2, 2005. During the six months ended July 2,2005, net cash of $13.4 million was provided by continuing operating activities. During the period, inventories, accounts receivable, and accounts payable increased by $9.3 million, $19.6 million, and $19.7 million, respectively, primarily as a result of typical seasonal factors. Other cash provided during the period included $24.3 million from the sale of retail businesses, of which $10.9 million was used to pay down related floorplan borrowings. Additionally, $5.1 million of cash proceeds resulted from the disposal of fixed assets primarily from the sale of three idle plants. Other cash uses during the period included $9.9 million to purchase and retire Senior Notes due 2007, $5.3 million for capital expenditures, and $4.5 million to repurchase the outstanding common stock warrant.

We have a committed $75 million revolving credit facility for letters of credit and general corporate purposes that expires in January 2006. Availability under this facility is determined by a monthly borrowing base calculation based on percentages of accounts receivable, inventories, fixed assets, and, if necessary, cash on deposit. As of July 2, 2005, there were $61.0 million of letters of credit issued under the facility and there were no borrowings outstanding. We expect to continue to utilize this facility principally for letters of credit. The facility contains financial covenants that become effective only in the event that our liquidity, as defined, falls below $35 million. These covenants include required earnings, as defined, of $45.2 million and a required ratio of earnings to fixed charges, as defined, of 1.0 to 1.0 for each 12-month period ending on a fiscal quarter. For the twelve months ended July 2, 2005, our earnings, as defined, were $65.7 million and our ratio of earnings to fixed charges was 1.8 to 1.0. At July 2, 2005, our liquidity, as defined, was $138.5 million, which was in excess of $35 million such that these financial covenants were not in effect.

On April 18, 2005, the preferred shareholder converted all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.

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

The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations including non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guarantees of additional debt otherwise permitted to be incurred. The resulting effect at July 2, 2005, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $85 million of which no more than approximately $32 million of cash borrowings could be secured debt, as defined.

On July 18, 2005 we entered into an agreement to acquire New Era Building Systems, a leading modular homebuilder, and its affiliates, Castle Housing of Pennsylvania and Carolina Building Solutions, for cash consideration of $41 million and the assumption of certain liabilities, pending regulatory and the sellers’ shareholder approval. We expect to spend less than $10 million on capital expenditures during the remainder of 2005. We do not plan to pay cash dividends on our common stock in the near term.

Contingent liabilities and obligations

We had significant contingent liabilities and obligations at July 2, 2005, including surety bonds and letters of credit totaling $91.2 million, guarantees by certain of our consolidated subsidiaries of $4.6 million of debt of unconsolidated subsidiaries, and estimated wholesale repurchase obligations.

We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative inventory financing sources, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of July 2, 2005 was approximately $250 million, without reduction for the resale value of the homes. As of July 2, 2005, our largest independent retailer, a nationwide retailer, had approximately $9.9 million of inventory subject to repurchase for up to 24 months from date of invoice. As of July 2, 2005 our next 24 largest independent retailers had an aggregate of approximately $57.0 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $1.3 million to $5.7 million per retailer. For the six months ended July 2, 2005, we paid $1.6 million and incurred losses of $0.3 million for the repurchase of 41 homes. In the comparable period last year we paid $0.7 million and incurred losses of $0.2 million for the repurchase of 23 homes.

We have provided various representations, warranties and other standard indemnifications in the ordinary course of our business, in agreements to acquire and sell business assets and in financing arrangements. We are also subject to various legal proceedings that arise in the ordinary course of our business.

Management believes the ultimate liability with respect to these contingent liabilities and obligations will not have a material effect on our financial position, results of operations or cash flows.

Summary of liquidity and capital resources

At July 2, 2005, our unrestricted cash balances totaled $149.9 million and we had $3.6 million of unused availability under our $75 million credit facility. Later in July 2005, unused availability under the credit facility was increased by $5.0 million upon the termination of a letter of credit. Our credit facility expires in January 2006. We are currently pursuing an amendment to this credit facility in order to increase our borrowing capacity and extend the facility for up to two additional years, in addition to considering other refinancing options. We have $88.4 million of Senior Notes that mature in April 2007 for which we are considering various alternatives including refinancing, additional repurchases, or other settlements. In July, 2005 we entered into an agreement to acquire New Era Building Systems and two of its affiliates for cash consideration of $41 million and the assumption of certain liabilities. We expect capital expenditures for the next two years to be less than $15 million per year and we have less than $2 million of scheduled debt payments due in 2005 and 2006. Our level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next two years. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Critical Accounting Policies

For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2004. There have been no material changes to the Company’s critical accounting policies described in such Form 10-K.

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

The manufactured housing industry has been highly cyclical and is influenced by many national and regional economic and demographic factors, including:

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

In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at July 2, 2005 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 2 of this Report and in Item 7 of our Form 10-K for 2004. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

At July 2, 2005, we also had contingent obligations related to surety bonds and letters of credit. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 2 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

Dependence upon independent retailers – If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.

During 2004, approximately 78% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. With the divestiture of our traditional retail operations, the proportion of our manufacturing sales to independent retailers has increased. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

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

Potential Dilution – Potential capital or debt reduction transactions could result in potential dilution and impair the price of our common stock.

In a series of transactions during 2003 and the first half of 2004, we purchased and retired $71.7 million of our Senior Notes due 2007 and 2009 in exchange for 10.4 million shares of our common stock. Additionally, during 2005, a preferred shareholder converted $20.8 million of preferred stock into 3.1 million shares of common stock.

To the extent that we decide to further reduce debt obligations through the issuance of common stock and/or convertible preferred stock, our then existing common shareholders would experience dilution in their percentage ownership interests. We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness, the terms of which may result in additional potential dilution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices and LIBOR. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, the amount of outstanding borrowings at July 2, 2005.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the quarter ended July 2, 2005, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing a new enterprise resource planning (“ERP”) system for its manufacturing operations. The completion of the ERP system implementation is targeted for the first half of 2006. Management does not currently believe that this will adversely affect the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2005 the Registrant held its 2005 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders with results as follows:

1.	Election of Directors

Nominee	Votes For	Votes Withheld
Robert W. Anestis	62,773,696	3,089,416
Eric S. Belsky	63,091,986	2,771,126
William C. Griffiths	62,951,595	2,911,517
Selwyn Isakow	62,528,313	3,334,799
Brian D. Jellison	62,532,226	3,330,886
Shirley D. Peterson	63,270,174	2,592,938
G. Michael Lynch	61,643,758	4,219,354

2.	Equity Compensation Plan Approval

Plan	Votes For	Votes Withheld
The 2005 Equity Compensation and Incentive Plan	36,853,336	17,871,478

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated July 26, 2005, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005.

31.2	Certification of Chief Financial Officer dated July 26, 2005, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005.

32.1

                             Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated July 26, 2005, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2005.

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

Dated: July 26, 2005