Form 10-Q
period 2005-10-01
CHAMPION ENTERPRISES INC
filed 2005-10-28
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended October 1, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                      No      X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

75,945,602 shares of the registrant’s $1.00 par value Common Stock were outstanding as of October 27, 2005.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
Net sales	$335,728	$276,949	$897,103	$754,167

Cost of sales	277,819	226,590	746,357	630,757

Gross margin	57,909	50,359	150,746	123,410

Selling, general and administrative expenses	38,385	32,555	106,696	94,725
Mark-to-market charge (credit) for common stock warrant	—	2,300	(4,300)	3,500
Loss on debt retirement	—	—	901	2,776

Operating income	19,524	15,504	47,449	22,409

Interest income	980	470	2,682	954
Interest expense	(4,340)	(4,556)	(13,549)	(14,204)

Income from continuing operations
before income taxes	16,164	11,418	36,582	9,159

Income tax expense (benefit)	950	800	1,850	(10,300)

Income from continuing operations	15,214	10,618	34,732	19,459

Loss from discontinued operations, net of taxes	(900)	(629)	(4,209)	(361)

Net income	14,314	9,989	30,523	19,098

Basic income (loss) per share:
Income from continuing operations	$0.20	$0.14	$0.45	$0.25
Loss from discontinued operations	(0.01)	(0.01)	(0.06)	—
Basic income per share	$0.19	$0.13	$0.39	$0.25

Weighted shares for basic EPS	75,837	71,300	74,520	70,020

Diluted income (loss) per share:
Income from continuing operations	$0.20	$0.13	$0.44	$0.25
Loss from discontinued operations	(0.01)	(0.01)	(0.05)	(0.01)
Diluted income per share	$0.19	$0.12	$0.39	$0.24

Weighted shares for diluted EPS	76,886	72,522	75,559	71,610

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Balance Sheets

(In thousands, except par value)

	Unaudited October 1, 2005	January 1, 2005
ASSETS
Current assets
Cash and cash equivalents	$131,059	$142,266
Restricted cash	509	529
Accounts receivable, trade	52,246	22,119
Inventories	98,705	71,616
Current assets of discontinued operations	2,814	35,463
Other current assets	14,738	13,535
Total current assets	300,071	285,528

Property, plant and equipment	213,365	207,216
Less-accumulated depreciation	122,811	126,259
	90,554	80,957

Goodwill	154,463	126,591
Amortizable intangible assets	4,050	—
Non-current assets of discontinued operations	2,404	7,747
Other non-current assets	13,212	16,219
	$564,754	$517,042

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$40,630	$13,819
Accrued warranty obligations	32,365	33,551
Accrued volume rebates	32,992	30,234
Accrued compensation and payroll taxes	25,412	19,659
Accrued self-insurance	28,565	25,988
Current liabilities of discontinued operations	3,661	23,411
Other current liabilities	39,166	29,696
Total current liabilities	202,791	176,358

Long-term liabilities
Long-term debt	191,494	200,758
Long-term liabilities of discontinued operations	18	432
Other long-term liabilities	37,356	41,444
	228,868	242,634
Contingent liabilities (Note 8)

Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 0 shares and 21 shares issued and outstanding, respectively	—	20,750

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 75,939 and 72,358 shares issued and outstanding, respectively	75,939	72,358
Capital in excess of par value	186,070	164,377
Accumulated deficit	(129,145)	(159,375)
Accumulated other comprehensive income (loss)	231	(60)
Total shareholders’ equity	133,095	77,300
	$564,754	$517,042

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Unaudited Nine Months Ended
	October 1, 2005	October 2, 2004
Cash flows from operating activities
Income from continuing operations	$34,732	$19,459

Adjustments to reconcile income from continuing operations to net cash provided by (used for) operating activities:
Depreciation and amortization	7,726	7,765
Loss on debt retirement	901	2,776
Mark-to-market (credit) charge for common stock warrant	(4,300)	3,500
Gain on disposal of fixed assets	(1,625)	(154)
Decrease in allowance for tax adjustments	—	(12,000)
Increase/decrease
Accounts receivable	(27,617)	(23,799)
Refundable income taxes	—	3,123
Inventories	(13,039)	(22,937)
Accounts payable	20,840	9,393
Accrued liabilities	12,848	7,962
Other, net	9,224	1,943
Net cash provided by (used for) continuing operating activities	39,690	(2,969)

Cash flows from discontinued operations
Loss from discontinued operations	(4,209)	(361)
Proceeds from sales of retail businesses	30,649	—
Change in net assets of discontinued operations	(11,533)	(15,240)
Net cash provided by (used for) discontinued operations	14,907	(15,601)

Cash flows from investing activities
Additions to property, plant and equipment	(7,976)	(6,247)
Acquisition of New Era group	(41,427)	—
Investments in and advances to unconsolidated subsidiaries	(55)	(163)
Proceeds on disposal of fixed assets	5,221	3,645
Net cash used for investing activities	(44,237)	(2,765)

Cash flows from financing activities
Decrease in short-term debt, net	(8,195)	(29)
Purchase of Senior Notes	(9,885)	(10,395)
Decrease in other long-term debt	(277)	(6,025)
Purchase of common stock warrant	(4,500)	—
Decrease in restricted cash	1	7,888
Preferred stock issued, net	—	12,000
Common stock issued, net	1,582	5,154
Dividends paid on preferred stock	(293)	(419)
Net cash (used for) provided by financing activities	(21,567)	8,174

Net decrease in cash and cash equivalents	(11,207)	(13,161)
Cash and cash equivalents at beginning of period	142,266	145,868

Cash and cash equivalents at end of period	$131,059	$132,707

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statement of Shareholders’ Equity

Unaudited Nine Months Ended October 1, 2005

(In thousands)

					Accumulated
			Capital in		other			Total
	Common stock		excess of	Accumulated	comprehensive			comprehensive
	Shares	Amount	par value	Deficit	income (loss)	Total		income (loss)

Balance at January 1, 2005	72,358	$72,358	$164,377	$(159,375)	$(60)		$77,300	—

Net income	—	—	—	30,523	—		30,523	$30,523
Preferred stock dividends	—	—	—	(293)	—	—	(293)	—
Stock options and benefit plans	350	350	2,174	—	—		2,524	—
Issuance for acquisition deferred purchase price payments	171	171	1,829	—	—		2,000	—
Preferred stock conversion	3,060	3,060	17,690	—	—		20,750
Foreign currency translation adjustments	—	—	—	—	291		291	291

Balance at October 1, 2005	75,939	$75,939	$186,070	$(129,145)	$231		$133,095	$30,814

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

During 2005, the Company completed the disposal of its traditional retail operations through the sale of its remaining 40 traditional retail sales centers, including the sale of ten sales centers during the quarter ended October 1, 2005. As a result, the Company’s traditional retail operations, excluding its non-traditional California operations, are classified as discontinued operations for the periods reported. Also included in discontinued operations is the Company’s former consumer finance business that was exited in the third quarter of 2003.

The Company accounts for its stock-based employee compensation programs under Accounting Principles Board (“APB”) Opinion No. 25. The additional disclosures and pro forma information required by Statement of Financial Accounting Standards (“SFAS”) No. 123 as amended by SFAS No. 148 follow. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the requirements of SFAS No. 123, pro forma net income, income per share, and stock-based compensation expense would have been as indicated below:

	Three Months Ended
	October 1, 2005	October 2, 2004
	(In thousands, except per share amounts)
Net income – as reported	$14,314	$9,989
Net income – pro forma	15,704	9,577
Basic income per share – as reported	0.19	0.13
Diluted income per share – as reported	0.19	0.12
Basic income per share – pro forma	0.21	0.12
Diluted income per share – pro forma	0.20	0.12
Stock-based employee compensation expense, net of related tax effects – as reported	3,135	256
Stock-based employee compensation expense, net of related tax effects – pro forma	$1,745	$668

	Nine Months Ended
	October 1, 2005	October 2, 2004
	(In thousands, except per share amounts)
Net income – as reported	$30,523	$19,098
Net income – pro forma	31,585	18,521
Basic income per share – as reported	0.39	0.25
Diluted income per share – as reported	0.39	0.24
Basic income per share – pro forma	0.41	0.24
Diluted income per share – pro forma	0.40	0.23
Stock-based employee compensation expense, net of related tax effects – as reported	5,649	586
Stock-based employee compensation expense, net of related tax effects – pro forma	$4,586	$1,163

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting

Standard (“SFAS”) No. 123R, “Share-Based Payment.” Under previous practice, the reporting entity could account for share-based payment under the provisions of APB Opinion No. 25 and disclose share-based compensation as accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the Securities and Exchange Commission (“SEC”) postponed the effective date of SFAS No. 123R until fiscal years beginning after June 15, 2005. The Company expects to adopt SFAS No. 123R no later than January 2006. Once the standard is adopted, the Company currently expects full-year 2006 diluted net earnings per share to be reduced by less than $.01 for stock options outstanding at October 1, 2005. The effect of adopting the standard for the Company’s other stock-based compensation plans is not determinable. Application of this pronouncement requires significant judgment regarding the inputs to an option-pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on earnings for 2006 could differ significantly from the Company’s current estimate.

2.        On August 8, 2005, pursuant to three separate asset purchase agreements, the Company acquired the assets of New Era Building Systems, Inc. and its affiliates, Castle Housing of Pennsylvania, Ltd. and Carolina Building Solutions, L.L.C. (collectively, "the New Era group"), modular homebuilders, for aggregate cash consideration of $41 million plus the assumption of certain current liabilities, including trade payables, assumed contracts, and working capital lines of credit. These lines of credit, totaling $8.2 million, were subsequently retired. This acquisition expands the Company’s presence in the modular homebuilding industry.

The results of operations of the New Era group from the acquisition date to October 1, 2005 are included in the Company’s results from continuing operations and in its manufacturing segment for the three and nine months ended October 1, 2005.

Goodwill and other intangible assets recognized in the transactions amounted to $31.9 million, substantially all of which is expected to be fully deductible for tax purposes. All of the goodwill and intangible assets were assigned to the manufacturing segment. As of October 1, 2005, intangible assets resulting from the purchase consisted of $2.8 million for trade names, $1.3 million for customer relationships, and $27.8 million for non-amortizable goodwill. Costs of intangible assets were determined based on valuation information obtained from a third-party valuation expert. Trade names were valued based upon the royalty-saving method and customer relationships were valued based upon the excess earnings method. The straight-line amortization periods to be used are 15 years for trade names and seven years for customer relationships, resulting in annual amortization expense of $0.4 million.

An unaudited condensed balance sheet of the acquired businesses at August 8, 2005 is as follows:

August 8, 2005
(in millions)
Current assets	$18.6
Property, plant, and equipment, net	12.2
Goodwill	27.8
Amortizable intangible assets, net	4.1
Other non-current assets	0.3
Total assets	$63.0

Current liabilities	$21.3

Net assets of acquired businesses	$41.7

The following tables include the unaudited pro forma combined results as if Champion had acquired the New Era group as of the beginning of the periods presented, instead of August 8, 2005.

	Unaudited
	Three Months Ended
	October 1, 2005	October 2, 2004
	(in thousands)
Net sales	$347,208	$306,109
Net income	13,865	10,960
Income per share	$0.18	$0.14

	Unaudited
	Nine Months Ended
	October 1, 2005	October 2, 2004
	(in thousands)
Net sales	$966,123	$834,411
Net income	31,476	21,772
Income per share	$0.41	$0.28

The pro forma results include amortization of the intangibles presented above. The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been completed as of the beginning of each of the fiscal periods presented, nor are they indicative of future consolidated results.

3.        The provisions for income tax differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations and discontinued operations as a result of the following differences:

	Nine Months Ended
	October 1, 2005	October 2, 2004
	(In thousands)
Continuing operations
Statutory U.S. tax rate	$12,800	$2,900
(Decrease) increase in rate resulting from:
Warrant mark-to-market and other permanent differences	(1,200)	1,500
Deferred tax valuation allowance	(9,900)	(3,300)
Decrease in allowance for tax adjustments	—	(12,000)
Foreign and state taxes	150	600
Total income tax expense (benefit)	$1,850	$(10,300)

	Nine Months Ended
	October 1, 2005	October 2, 2004
Discontinued operations	(In thousands)
Statutory U.S. tax rate	$(1,500)	$(100)
Increase in rate resulting from:
Deferred tax valuation allowance	1,500	100
Total income tax	$—	$—

The Company currently provides a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. As of January 1, 2005, the Company had available federal net operating loss carryforwards of approximately $120 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 and 2024. As a result of the divestiture of the Company’s remaining traditional retail operations during 2005, an estimated $80 million of additional tax loss carryforwards have been generated.

4.	A summary of inventories by component follows:

	October 1,	January 1,
	2005	2005
	(In thousands)
New manufactured homes	$30,196	$18,749
Raw materials	37,382	30,908
Work-in-process	12,986	7,166
Other inventory	18,141	14,793
	$98,705	$71,616

Other inventory consists of land, park spaces, and improvements, net of inventory reserves.

5.        The Company’s manufacturing operations generally provide retail homebuyers with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as costs of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the nine months ended October 1, 2005 and October 2, 2004. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

	2005	2004
	(In thousands)
Reserves at beginning of year	$40,051	$47,058
Warranty expense provided	36,160	34,327
Warranty reserves from acquisitions	1,783	—
Cash warranty payments	(39,129)	(40,078)
Reserves at end of quarter	$38,865	$41,307

6.	Long-term debt consisted of the following:
		October 1, 2005	January 1, 2005
		(In thousands)
7.625% Senior Notes due 2009		$89,273	$89,273
11.25% Senior Notes due 2007		88,430	97,510
Obligations under industrial revenue bonds		12,430	12,430
Other debt		1,379	1,545
		$191,512	$200,758

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

Champion Home Builders Co., a wholly-owned subsidiary of the Company, has a three-year, $75 million revolving credit facility currently used for the issuance of letters of credit. Under this facility, as amended January 24, 2005, letter of credit fees range from 1.75% to 2.25% annually and borrowings bear interest at either the prime interest rate plus up to 0.5% or the Eurodollar rate plus 2.0% to 2.5%. In addition, there is an annual fee of $0.1 million and a 0.375% of the unused portion of the facility. Availability under the facility is determined by a monthly borrowing base calculation based on percentages of eligible accounts receivable, inventory, fixed assets, and, if necessary, cash on deposit. The facility agreement contains certain financial covenants that require the Company, only in the event that its liquidity, as defined, falls below $35 million, to maintain certain levels of consolidated earnings before interest, taxes, depreciation, amortization, non-cash restructuring costs and gains (losses) from extinguishment of Senior Notes and certain ratios of earnings to fixed charges, as defined. Liquidity, as defined, consists of the majority of the Company’s unrestricted cash and cash equivalents plus unused availability under the facility. Fixed charges, as defined, consist primarily of interest expense, capital expenditures, dividends paid in cash, required principal payments of debt and lease payments paid or accrued during the calculation period as well as cash losses under wholesale repurchase obligations. In addition, the facility contains covenants that limit the Company’s ability to incur additional indebtedness and liens, sell assets and, if liquidity falls below $35 million, make certain investments, pay dividends and purchase or redeem its common stock. The line of credit is collateralized by accounts receivable, inventories, fixed assets, cash, and other assets. As of October 1, 2005, availability under the facility was $62.3 million, there were $52.2 million of letters of credit issued and no borrowings outstanding, and the Company’s liquidity, as defined, was $143.6 million, which was in excess of $35 million such that no other financial covenants were in effect.

During the quarter ended October 1, 2005, the Company announced plans to enter into new senior secured credit facilities in an aggregate amount of $200 million. Approximately $100 million of proceeds will represent funded debt to be used to finance a tender offer for the 11.25% Senior Notes due 2007. The remaining amount will be a back-up facility to support the Company’s letters of credit, in addition to providing working capital through a revolving credit facility. It is anticipated that the new credit facility will close in late October 2005.

On September 30, 2005, the Company commenced a cash tender offer and consent solicitation for all of the $88.4 million of its outstanding 11.25% Senior Notes due 2007. As of October 14, 2005, the Company had received tenders from holders of a total of $82 million of the Senior Notes. As a result of the successful consent solicitation, most of the covenants in the indenture will be eliminated upon closing.

7.        During the first quarter of 2004, the preferred shareholder exercised its right to purchase $12 million of Series B-2 preferred stock. At January 1, 2005, redeemable convertible preferred stock consisted of $8.75 million of Series C and $12 million of Series B-2 with mandatory redemption dates of April 2, 2009 and July 3, 2008, respectively. Both Series had a 5% annual dividend that was payable quarterly, at the Company’s option, in cash or common stock. Also at January 1, 2005, the preferred shareholder held a warrant that was issued by the Company, which was exercisable based on approximately 2.2 million shares at the strike price at April 2, 2005 of $12.27 per share. The warrant had an expiration date of April 2, 2009 and was exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise.

On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million and the preferred shareholder elected to immediately convert all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.

During the nine months ended October 1, 2005, the Company recorded a mark-to-market credit of $4.3 million for the change in estimated fair value of the warrant. During the quarter and nine months ended October 2, 2004, the Company recorded mark-to-market charges of $2.3 million and $3.5 million, respectively.

8.        The majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at October 1, 2005 was estimated to be approximately $265 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Losses incurred on homes repurchased totaled $0.3 million and $0.2 million for the nine months ended October 1, 2005 and October 2, 2004, respectively.

At October 1, 2005 the Company was contingently obligated for approximately $52.5 million under letters of credit, primarily comprised of $35.3 million to support insurance reserves, $12.6 million to support long-term debt, and $3.1 million to secure surety bonds. Champion was also contingently obligated for $10.6 million under surety bonds, generally to support license and service bonding requirements. Approximately $48.0 million of the letters of credit support insurance reserves and long-term debt that are reflected as liabilities in the consolidated balance sheet.

At October 1, 2005 certain of the Company’s subsidiaries were guarantors of $4.6 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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

9. During the three months ended October 1, 2005, the Company’s potentially dilutive securities consisted of outstanding stock options and awards. During the nine months ended October 1, 2005 and the three and nine months ended October 2, 2004, the Company’s potentially dilutive securities consisted of outstanding stock options and awards, convertible preferred stock, a common stock warrant, and, in the 2004 periods, deferred purchase price obligations. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Numerator	(In thousands)
Net income	$14,314	$9,989	$30,523	$19,098
Plus loss from discontinued operations	900	629	4,209	361
Less preferred stock dividend	—	(259)	(293)	(678)
Less amount allocated to participating securities holders	—	(718)	(952)	(1,244)
Income from continuing operations available to common shareholders for basic and diluted EPS	15,214	9,641	33,487	17,537

Loss from discontinued operations available to common shareholders for basic and diluted EPS	(900)	(629)	(4,209)	(361)

Income available to common shareholders for basic and diluted EPS	$14,314	$9,012	$29,278	$17,176

Denominator
Shares for basic EPS--weighted average shares outstanding	75,837	71,300	74,520	70,020
Plus effect of dilutive securities
Deferred purchase price obligations	—	423	—	647
Stock options and awards	1,049	799	1,039	943

Shares for diluted EPS	76,886	72,522	75,559	71,610

10.The Company evaluates the performance of its manufacturing and retail segments based on income before interest, income taxes, and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated income from continuing operations before income taxes follow:

	Three Months Ended
	October 1, 2005	October 2, 2004
Net sales	(In thousands)
Manufacturing	$310,239	$269,498
Retail	36,789	34,251
Less: intercompany	(11,300)	(26,800)
Consolidated net sales	$335,728	$276,949

Income from continuing operations before income taxes: Manufacturing segment income	$27,023	$22,092
Retail segment income	2,176	2,017
General corporate expenses	(9,875)	(6,505)
Mark-to-market charge for common stock warrant	—	(2,300)
Interest expense, net	(3,360)	(4,086)
Intercompany eliminations	200	200
Income from continuing operations before income taxes	$16,164	$11,418

	Nine Months Ended
	October 1, 2005	October 2, 2004
Net sales	(In thousands)
Manufacturing	$840,572	$748,437
Retail	100,731	82,030
Less: intercompany	(44,200)	(76,300)
Consolidated net sales	$897,103	$754,167

Income from continuing operations before income taxes: Manufacturing segment income	$62,880	$44,313
Retail segment income	6,045	4,246
General corporate expenses	(26,675)	(19,374)
Mark-to-market credit (charge) for common stock warrant	4,300	(3,500)
Loss on debt retirement	(901)	(2,776)
Interest expense, net	(10,867)	(13,250)
Intercompany eliminations	1,800	(500)
Income from continuing operations before income taxes	$36,582	$9,159

11.      Discontinued operations include the Company’s traditional retail operations, excluding its California non-traditional retail operations, and its former consumer finance business that was exited in 2003. For the three and nine months ended October 1, 2005, revenues from discontinued retail operations were $0.4 million and $25.6 million, respectively. For the three and nine months ended October 2, 2004, revenues from discontinued retail operations were $38.7 million and $104.7 million, respectively. Losses from discontinued operations for the three and nine months ended October 1, 2005 and October 2, 2004 consist of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)
Loss from retail operations	$(872)	$(557)	$(4,159)	$(1,405)
(Loss) income from consumer finance business	(28)	(73)	(50)	1,044
Total loss from discontinued operations	$(900)	$(630)	$(4,209)	$(361)

The assets and liabilities of discontinued operations consisted of the following:

	October 1, 2005	January 1, 2005
	(In thousands)
Assets:
Accounts receivable, trade	$26	$598
Inventories	2,096	33,964
Other current assets	692	901
Current assets of discontinued operations	2,814	35,463
Property, plant, and equipment, net	580	5,064
Other non-current assets	1,824	2,683
Non-current assets of discontinued operations	2,404	7,747

Liabilities:
Floor plan payable	$—	$11,835
Accounts payable	516	2,043
Other current liabilities	3,145	9,533
Current liabilities of discontinued operations	3,661	23,411
Long-term liabilities	18	432

On July 19, 2005, the Company’s remaining ten traditional retail locations were sold. Loss from discontinued retail operations for the nine months ended October 1, 2005 included an operating loss of $2.3 million and a net loss of $1.9 million related to sales of 40 retail locations. In connection with the sales of retail businesses during 2005, intercompany profit of $2.4 million, which had been previously eliminated in consolidation, was recognized in the consolidated statement of operations and was not classified as discontinued operations. Retail assets sold in 2005 consisted primarily of new homes and other inventory. During 2005 the aggregate sale price for the sold operations was cash of approximately $30.6 million and the buyers’ assumption of certain liabilities totaling approximately $3.4 million. In connection with these sales, the Company paid down $10.9 million of floor plan borrowings.

12.      During the quarter ended April 2, 2005, the Company issued 171,000 shares of common stock in payment of the final $2.0 million installment of deferred purchase price obligations. During the three and nine months ended October 2, 2004, the Company issued 214,000 shares and 683,000 shares, respectively, of common stock in payment of deferred purchase price obligations of $2.0 million and $6.0 million, respectively. In addition, during the second quarter of 2004, the Company issued 29,000 shares of common stock in payment of preferred stock dividends totaling $0.3 million. During the first quarter of 2004, the Company purchased and retired $13.5 million of its Senior Notes due 2009 and $13.5 million of its Senior Notes due 2007 in exchange for 3.9 million shares of Company common stock.

13.    The following table provides information regarding current year activity for restructuring reserves recorded in previous periods relating to closures of manufacturing plants and retail sales centers.

	Nine Months Ended October 1, 2005
	2004 Closures	Prior Closures	Total
	(In thousands)
Balance at beginning of year	$810	$3,611	$4,421
Cash payments:
Warranty costs	—	(675)	(675)
Other closing costs	(600)	(379)	(979)
Reversals credited to earnings:
Other closing costs	(190)	(16)	(206)
Balance at October 1, 2005	$20	$2,541	$2,561

Period end balance comprised of:
Warranty costs	$—	$1,917	$1,917
Other closing costs	20	624	644
	$20	$2,541	$2,561

Warranty costs are expected to be paid over a three-year period after the related closures. Other closing costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures. The reversal of closing costs during the nine months ended October 1, 2005 consisted of an adjustment to accruals for employee severance.

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

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Three Months Ended October 1, 2005

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$92,450	$238,311	$15,967	$(11,000)	$335,728

Cost of sales	—	76,774	199,999	12,246	(11,200)	277,819

Gross margin	—	15,676	38,312	3,721	200	57,909

Selling, general, and administrative expenses	—	11,496	25,329	1,560	—	38,385

Operating income	—	4,180	12,983	2,161	200	19,524

Interest income	1,715	1,585	875	105	(3,300)	980
Interest expense	(1,715)	(2,523)	(3,401)	(1)	3,300	(4,340)

Income from continuing operations before income taxes	—	3,242	10,457	2,265	200	16,164

Income tax expense	—	—	150	800	—	950

Income from continuing operations	—	3,242	10,307	1,465	200	15,214

Loss from discontinued operations	—	—	(900)	—	—	(900)

Income before equity in income of consolidated subsidiaries	—	3,242	9,407	1,465	200	14,314
Equity in income of consolidated subsidiaries	14,114	10,872	—	—	(24,986)	—
Net income	$14,114	$14,114	$9,407	$1,465	$(24,786)	$14,314

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Nine Months Ended October 1, 2005

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$261,689	$638,217	$40,197	$(43,000)	$897,103

Cost of sales	—	219,950	539,347	31,860	(44,800)	746,357

Gross margin	—	41,739	98,870	8,337	1,800	150,746

Selling, general, and administrative expenses	(1)	32,491	69,939	4,267	—	106,696
Mark-to-market credit for common stock warrant	(4,300)	—	—	—	—	(4,300)
Loss on debt retirement	—	901	—	—	—	901

Operating income	4,301	8,347	28,931	4,070	1,800	47,449

Interest income	5,173	5,043	2,389	293	(10,216)	2,682
Interest expense	(5,173)	(8,082)	(10,509)	(1)	10,216	(13,549)

Income from continuing operations before income taxes	4,301	5,308	20,811	4,362	1,800	36,582

Income tax expense	—	—	150	1,700	—	1,850

Income from continuing operations	4,301	5,308	20,661	2,662	1,800	34,732

Loss from discontinued operations	—	—	(4,151)	(58)	—	(4,209)

Income before equity in income of consolidated subsidiaries	4,301	5,308	16,510	2,604	1,800	30,523
Equity in income of consolidated subsidiaries	24,422	19,114	—	—	(43,536)	—
Net income	$28,723	$24,422	$16,510	$2,604	$(41,736)	$30,523

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of October 1, 2005

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Assets	(In thousands)
Current assets
Cash and cash equivalents	$—	$102,182	$5,677	$23,200	$—	$131,059
Restricted cash	—	294	215	—	—	509
Accounts receivable, trade	—	16,907	37,646	1,017	(3,324)	52,246
Inventories	—	17,758	80,991	2,656	(2,700)	98,705
Current assets of discontinued operations	—	—	2,814	—	—	2,814
Other current assets	—	8,495	5,700	643	(100)	14,738
Total current assets	—	145,636	133,043	27,516	(6,124)	300,071

Property, plant and equipment, net	—	26,254	61,780	2,520	—	90,554
Goodwill	—	—	157,678	835	—	158,513
Investment in consolidated subsidiaries	32,370	310,416	183,840	6,789	(533,415)	—
Non-current assets of discontinued operations	—	—	2,404	—	—	2,404
Other non-current assets	566	1,338	3,677	7,631	—	13,212
	$32,936	$483,644	$542,422	$45,291	$(539,539)	$564,754
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$12,652	$28,615	$2,230	$(2,867)	$40,630
Accrued warranty obligations	—	7,553	23,978	834	——	32,365
Accrued volume rebates	—	11,483	19,357	2,152	—	32,992
Current liabilities of discontinued operations	—	—	3,661	——	—	3,661
Other current liabilities	2,586	28,164	61,871	622	(100)	93,143
Total current liabilities	2,586	59,852	137,482	5,838	(2,967)	202,791

Long-term liabilities
Long-term debt	89,273	95,764	6,457	—	—	191,494
Long-term liabilities of discontinued operations	—	—	18	—	—	18
Other long-term liabilities	—	8,125	29,108	123	—	37,356
	89,273	103,889	35,583	123	—	228,868
Intercompany balances	(180,408)	35,152	476,414	4,964	(336,122)	—

Shareholders’ equity
Common stock	75,939	1	62	3	(66)	75,939
Capital in excess of par value	186,070	613,336	326,232	32,549	(972,117)	186,070
Accumulated deficit	(140,524)	(328,586)	(433,315)	1,547	771,733	(129,145)
Accumulated other comprehensive loss	—	—	((36)	267	—	231
Total shareholders’ equity	121,485	284,751	(107,057)	34,366	(200,450)	133,095
	$32,936	$483,644	$542,422	$45,291	$(539,539)	$564,754

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 1, 2005

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash (used for) provided by operating activities	$(7,062)$	11,069	$29,877	$6,237	$(431)$	$39,690

Net cash used for discontinued operations	—	—	14,965	(58)	—	(14,907)

Cash flows from investing activities
Additions to property plant and equipment	—	(1,752)	(5,789)	(435)	—	(7,976)
Acquisition of New Era	—	(41,427)	—	—	—	(41,427)
Investments in and advances to unconsolidated subsidiaries	—	—	—	(55)	—	(55)
Investments in and advances to consolidated subsidiaries	10,273	31,834	(41,436)	(621)	(50)	—
Proceeds on disposal of fixed assets	—	146	4,524	551	—	5,221
Net cash provided by (used for) investing activities	10,273	11,199	(42,701)	(560)	(50)	(44,237)

Cash flows from financing activities
Decrease in short-term debt, net	—	(8,195)	—	—	—	(8,195)
Decrease in other long- term debt	—	—	(277)	—	—	(277)
Purchase of Senior Notes	—	(9,885)	—	—	—	(9,885)
Decrease (increase) in restricted cash	—	15	(14)	—	—	1
Purchase of common stock warrant	(4,500)	—	—	—	—	(4,500)
Common stock issued, net	1,582	—	—	—	—	1,582
Dividends paid on preferred stock	(293)	—	—	—	—	(293)
Net cash used for financing activities	(3,211)	(18,065)	(291)	—	—	(21,567)

Net (decrease) increase in cash and cash equivalents	—	(18,195)	1,850	5,619	(481)	(11,207)
Cash and cash equivalents at beginning of period	—	120,377	3,827	17,581	481	142,266
Cash and cash equivalents at end of period	$—	$102,182	$5,677	$23,200	$—	$131,059

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Three Months Ended October 2, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$77,158	$212,676	$13,915	$(26,800)	$276,949

Cost of sales	—	65,591	177,248	10,751	(27,000)	226,590

Gross margin	—	11,567	35,428	3,164	200	50,359

Selling, general and administrative expenses	—	6,007	24,814	1,734	—	32,555
Mark-to-market charge for common stock warrant	2,300	—	—	—	—	2,300

Operating income	(2,300)	5,560	10,614	1,430	200	15,504

Interest income	1,716	1,832	449	20	(3,547)	470
Interest expense	(1,716)	(2,783)	(3,604)	—	3,547	(4,556)

(Loss) income from continuing operations before income taxes	(2,300)	4,609	7,459	1,450	200	11,418

Income tax expense (benefit)	—	50	50	700	—	800

(Loss) income from continuing operations	(2,300)	4,559	7,409	750	200	10,618

(Loss) income from discontinued operations	—	—	(630)	1	—	(629)

(Loss) income before equity in income of consolidated subsidiaries	(2,300)	4,559	6,779	751	200	9,989
Equity in income of consolidated subsidiaries	12,089	7,530	—	—	(19,619)	—
Net income	$9,789	$12,089	$6,779	$751	$(19,419)	$9,989

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Nine Months Ended October 2, 2004

			Guarantor	Non-guarantor	Consolidating
	Parent	CHB	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$213,960	$581,536	$34,971	$(76,300)	$754,167

Cost of sales	—	184,227	494,951	27,379	(75,800)	630,757

Gross margin	—	29,733	86,585	7,592	(500)	123,410

Selling, general and administrative expenses	—	20,599	69,217	4,909	—	94,725
Mark-to-market charge for common stock warrant	3,500	—	—	—	—	3,500
Loss on debt retirement	12	2,696	68	—	—	2,776

Operating (loss) income	(3,512)	6,438	17,300	2,683	(500)	22,409

Interest income	5,621	5,597	871	83	(11,218)	954
Interest expense	(5,621)	(8,449)	(11,351)	(1)	11,218	(14,204)

(Loss) income from continuing operations before income taxes	(3,512)	3,586	6,820	2,765	(500)	9,159

Income tax expense (benefit)	—	150	(11,850)	1,400	—	(10,300)

(Loss) income from continuing operations	(3,512)	3,436	18,670	1,365	(500)	19,459

Loss from discontinued operations	—	—	(323)	(38)	—	(361)

(Loss) income before equity in (loss) income of consolidated subsidiaries	(3,512)	3,436	18,347	1,327	(500)	19,098
Equity in income of consolidated subsidiaries	23,110	19,674	—	—	(42,784)	—
Net income	$19,598	$23,110	$18,347	$1,327	$(43,284)	$19,098

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of January 1, 2005

	Parent	CHB	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
Assets	(In thousands)
Current assets
Cash and cash equivalents	$—	$120,377	$3,827	$17,581	$481	$142,266
Restricted cash	—	309	220	—	—	529
Accounts receivable, trade	—	9,273	13,995	1,058	(2,207)	22,119
Inventories	—	16,153	56,383	2,780	(3,700)	71,616
Current assets of discontinued operations	—	—	35,442	21	—	35,463
Other current assets	—	9,507	3,809	519	(300)	13,535
Total current assets	—	155,619	113,676	21,959	(5,726)	285,528

Property, plant and equipment, net	—	26,608	52,024	2,325	—	80,957
Goodwill	—	—	125,783	808	—	126,591
Investment in consolidated subsidiaries	26,641	310,177	146,242	6,819	(489,879)	—
Non-current assets of discontinued operations	—	—	7,009	738	—	7,747
Other non-current assets	692	2,653	5,002	7,872	—	16,219
	$27,333	$495,057	$449,736	$40,521	$(495,605)	$517,042
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$8,232	$4,696	$891	$—	$13,819
Accrued warranty obligations	—	7,338	25,434	779	—	33,551
Accrued volume rebates	—	10,244	18,232	2,377	(619)	30,234
Current liabilities of discontinued operations	—	—	21,411	—	—	21,411
Other current liabilities	975	24,519	52,775	(726)	(200)	77,343
Total current liabilities	975	50,333	122,548	3,321	(819)	176,358

Long-term liabilities
Long-term debt	89,273	104,879	6,606	—	—	200,758
Long-term liabilities of discontinued operations	—	—	432	—	—	432
Other long-term liabilities	8,800	8,125	24,376	143	—	41,444
	98,073	113,004	31,414	143	—	242,634
Intercompany balances	(160,246)	48,972	441,453	5,974	(336,153)	—

Redeemable convertible preferred stock	20,750	—	—	—	—	20,750
Shareholders’ equity
Common stock	72,358	1	63	3	(67)	72,358
Capital in excess of par value	164,377	613,336	274,324	32,724	(920,384)	164,377
Accumulated deficit	(168,954)	(330,589)	(420,066)	(1,584)	761,818	(159,375)
Accumulated other comprehensive loss	—	—	—	(60)	—	(60)
Total shareholders’ equity	67,781	282,748	(145,679)	31,083	(158,633)	77,300
	$27,333	$495,057	$449,736	$40,521	$(495,605)	$517,042

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended October 2, 2004

				Guarantor	Non-guarantor	Consolidating
	Parent	CHB		Subsidiaries	Subsidiaries	Eliminations		Consolidated
	(In thousands)
Net cash provided by (used for) operating activities	$4,997	$(28,928	) $	20,336	$1,218	$(592	)$	(2,969)

Net cash used for discontinued operations	—	—		(15,563)	(38)	—		(15,601)

Cash flows from investing activities
Additions to property plant and equipment	—	(1,153)		(4,833)	(261)	—		(6,247)
Investments in and advances to unconsolidated subsidiaries	—	—		(54)	(109)	—		(163)
Investments in and advances to consolidated subsidiaries	(11,337)	14,323		(6,681)	3,174	521		—
Proceeds on disposal of fixed assets	—	1		3,584	60	—		3,645
Net cash (used for) provided by investing activities	(11,337)	(13,171)		(7,984)	2,864	521		(2,765)

Cash flows from financing activities
Decrease in floor plan payable, net	—	—		—	(29)	—		(29)
Decrease in other long-term debt	—	—		(6,025)	—	—		(6,025)
Purchase of Senior Notes	(10,395)	—		—	—	—		(10,395)
(Increase) decrease in restricted cash	—	1		7,887	—	—		7,888
Preferred stock issued, net	12,000	—		—	—	—		12,000
Common stock issued, net	5,154	—		—	—	—		5,154
Dividends paid on preferred stock	(419)	—		—	—	—		(419)
Net cash provided by (used for) financing activities	6,340	1		1,862	(29)	—		8,174

Net (decrease) increase in cash and cash equivalents	—	(15,756)		(1,349)	4,015	(71)		(13,161)
Cash and cash equivalents at beginning of period	—	129,072		3,824	12,972	—		145,868
Cash and cash equivalents at end of period	$—	$113,316		$2,475	$16,987	$(71	)$	132,707

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations

Three and Nine Months Ended October 1, 2005

versus the Three and Nine Months Ended October 2, 2004

Overview

We are a leading producer of factory-built housing in the U.S. As of October 1, 2005, we operated 32 homebuilding facilities in 14 states and two provinces in western Canada. As of October 1, 2005, our homes were sold through 3,000 independent sales centers, builders, and developers across the U.S. and western Canada. Approximately 850 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of October 1, 2005, our homes were also sold through 20 Company-owned sales locations in California.

On August 8, 2005 we acquired New Era Building Systems, a leading modular homebuilder, and its affiliates, Castle Housing of Pennsylvania and Carolina Building Solutions (the “New Era group”), for cash consideration of $41 million and the assumption of certain liabilities. The results of operations of the New Era group from the acquisition date to October 1, 2005 are included in our results from continuing operations and in our manufacturing segment for the three and nine months ended October 1, 2005.

Our pretax income from continuing operations for the quarter ended October 1, 2005 was $16.2 million, an increase of $4.7 million over 2004. Improvement in our third quarter results is attributable to higher sales levels, improved manufacturing pricing and material purchasing, the acquisition of the New Era group, as well as improved operating efficiencies at our manufacturing facilities. Included in income from continuing operations for the 2004 quarter is a charge of $2.3 million for the change in estimated fair value of an outstanding common stock warrant.

Our pretax income from continuing operations for the nine months ended October 1, 2005 was $36.6 million, an increase of $27.4 million over 2004. Improvement in our nine-month results is attributable to the same factors as cited for improvement in our third quarter results. Included in income from continuing operations for the nine months ended October 1, 2005 is a credit of $4.3 million for the change in estimated fair value of the common stock warrant, compared to a charge of $3.5 million for the comparable period of 2004. Results in 2005 also include a loss on debt retirement of $0.9 million compared to a loss of $2.8 million in 2004. Additionally, results in 2005 include gains of $1.5 million from the sale of three idle plants that are included in selling, general, and administrative expense.

During the nine months ended October 1, 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 40 traditional retail sales centers, including the sale of ten sales centers during the quarter ended October 1, 2005. As a result, our retail operations, excluding our ongoing California operations, have been classified as discontinued operations for the periods presented.

In September 2005, we were awarded a contract to supply manufactured homes to the Federal Emergency Management Agency (“FEMA”) in connection with its Hurricane Katrina relief efforts. In September 2005 we obtained an order from FEMA for the delivery of 2,000 new homes for $60 million, plus delivery, under this contract. We expect to construct and deliver these homes during the quarter ended December 31, 2005, subject to delivery instructions and quantities to be received from FEMA.

We continue to focus on matching our manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.

Consolidated Results

	Three Months Ended
	October 1,	October 2,	%
	2005	2004	Change
Net sales	(Dollars in millions)
Manufacturing	$310.2	$269.5	15%
Retail	36.8	34.3	7%
Less: Intercompany	(11.3)	(26.8)
Total net sales	$335.7	$277.0	21%

Gross margin	$57.9	$50.4	15%
Selling, general and administrative expenses (“SG&A”)	38.4	32.6	18%
Mark to market charge for common stock warrant	—	2.3
Operating income	$19.5	$15.5	26%

As a percent of net sales
Gross margin	17.2%	18.2%
SG&A	11.4%	11.8%
Operating income	5.8%	5.6%

	Nine Months Ended
	October 1,	October 2,	%
	2005	2004	Change
Net sales	(Dollars in millions)
Manufacturing	$840.6	$748.4	12%
Retail	100.7	82.0	23%
Less: Intercompany	(44.2)	(76.3)
Total net sales	$897.1	$754.1	19%

Gross margin	$150.7	$123.4	22%
Selling, general and administrative expenses (“SG&A”)	106.7	94.7	13%
Mark to market (credit) charge for common stock warrant	(4.3)	3.5
Loss on debt retirement	0.9	2.8
Operating income	$47.4	$22.4	112%

As a percent of net sales
Gross margin	16.8%	16.4%
SG&A	11.9%	12.6%
Operating income	5.3%	3.0%

Net sales for the three and nine months ended October 1, 2005 increased from the comparable periods in 2004 due to sales price increases and changes in product mix in the manufacturing segment, the inclusion of the New Era group which was acquired on August 8, 2005, and increased selling prices in the retail segment. Gross margin for the three and nine months ended October 1, 2005 increased $7.5 million and $27.3 million, respectively, from the comparable periods of 2004. Manufacturing gross margin increased significantly due to improved pricing, product mix, and purchasing, and from improved operating efficiencies at our manufacturing facilities. SG&A for the three and nine months ended October 1, 2005 increased by $5.8 million and $12.0 million, respectively, from the comparable periods of 2004 primarily due to increased sales in the manufacturing segment, SG&A from the New Era group subsequent to its acquisition and increased general corporate expenses due to information technology projects and corporate compensation programs, including higher stock-based compensation costs due to a rise in our common stock share price during the third quarter. Also during the 2005 year-to-date period, retail SG&A increased over the prior year due to operating a greater average number of retail sales centers and increased retail sales.

During the nine months ended October 1, 2005, we recorded a mark-to-market credit of $4.3 million for the decrease in estimated fair value of an outstanding common stock warrant. On April 18, 2005, we repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million. During the three and nine months ended October 2, 2004, we recorded mark-to-market charges of $2.3 million and $3.5 million, respectively, for the change in estimated fair value of the outstanding common stock warrant.

During the nine months ended October 1, 2005, operating results included a loss of $0.9 million from the purchase and retirement of $9.1 million of Senior Notes for cash payments totaling $9.9 million. During the nine months ended October 2, 2004, operating results included a net loss of $2.8 million on the extinguishment of debt primarily from the purchase and retirement of $37.9 million of Senior Notes in exchange for 3.9 million shares of Company common stock and $10.4 million of cash.

As presented in the tables above, the inclusion of the New Era group business in consolidated results contributed to an increase in net sales and operating income during the three and nine months ended October 1, 2005. On a pro forma basis, assuming we had owned the New Era group during the entire three and nine month periods ended October 1, 2005 and October 2, 2004, consolidated net sales would have increased by 13% and 16% for the three and nine months ended October 1, 2005, respectively, versus the prior year periods. Pro forma operating income would have increased by 16% and 93% for the three and nine months ended October 1, 2005, respectively, versus the prior year periods.

Manufacturing Operations

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, and general corporate expenses.

	Three Months Ended
	October 1,	October 2,	%
	2005	2004	Change
Manufacturing segment net sales (in millions)	$310.2	$269.5	15%
Manufacturing segment income (in millions)	$27.0	$22.1	22%
Manufacturing segment margin %	8.7%	8.2%
HUD-code home shipments	4,717	4,891	(4%)
Modular and Canadian code home shipments	1,360	1,148	18%
Total homes sold	6,077	6,039	1%
Floors sold	11,799	11,582	2%
Multi-section mix	85%	84%
Average home price	$47,300	$43,000	10%

	Nine Months Ended
	October 1,	October 2,	%
	2005	2004	Change
Manufacturing segment net sales (in millions)	$840.6	$748.5	12%
Manufacturing segment income (in millions)	$62.9	$44.3	42%
Manufacturing segment margin %	7.5%	5.9%
HUD-code home shipments	13,574	14,277	(5%)
Modular and Canadian code home shipments	3,468	3,121	11%
Total homes sold	17,042	17,398	(2%)
Floors sold	32,814	33,343	(2%)
Multi-section mix	85%	85%
Average home price	$45,900	$41,500	11%
Manufacturing facilities at period end	32	29	10%

Manufacturing net sales for the three and nine months ended October 1, 2005 increased compared to the same periods of 2004 primarily from the inclusion of the New Era group net sales of approximately $19 million, higher average home selling prices and greater delivery revenues. Average manufacturing selling prices increased in 2005 as compared to 2004 as a result of price increases which, in part, offset rising material costs. Additionally, product mix, including increased sales of higher priced modular homes, contributed to the increased selling prices. Increased sales of modular homes in the quarter ended October 1, 2005, resulted primarily from the inclusion of the New Era group.

Manufacturing segment income for the three and nine months ended October 1, 2005 increased over the comparable periods of 2004 by $4.9 million and $18.6 million, respectively, on increased sales. The improvement in our manufacturing operations is attributable to improved pricing, material purchasing, and production efficiencies. In addition, manufacturing segment income in the first quarter of 2005 included net gains of $1.5 million from the sale of three idle plants.

As presented in the tables above, the inclusion of the New Era group business in manufacturing results contributed to an increase in net sales and operating income during the three and nine months ended October 1, 2005. On a pro forma basis, assuming we had owned the New Era group during the entire three and nine month periods ended October 2, 2004 and October 1, 2005, manufacturing net sales would have increased by 8% and 10% for the three and nine months ended October 1, 2005, respectively, versus the prior year periods. Pro forma manufacturing segment income would have increased by 15% and 36% for the three and nine months ended October 1, 2005, respectively, versus the prior year periods.

Although orders from retailers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at October 1, 2005 totaled approximately $228 million, compared to $116 million at October 2, 2004. Backlog at October 1, 2005 included approximately $58 million related to the order received from FEMA.

Retail Operations

We evaluate the performance of our retail segment based on income before interest, income taxes, and general corporate expenses.

	Three Months Ended
	October 1,	October 2,	%
	2005	2004	Change
Retail segment net sales (in millions)	$36.8	$34.3	7%
Retail segment income (in millions)	$2.2	$2.0	8%
Retail segment margin %	5.9%	5.9%
New homes retail sold	193	211	(9%)
% Champion-produced new homes sold	85%	78%
New home multi-section mix	96%	98%
Average new home retail price	$188,100	$160,500	17%

	Nine Months Ended
	October 1,	October 2,	%
	2005	2004	Change
Retail segment net sales (in millions)	$100.7	$82.0	23%
Retail segment income (in millions)	$6.0	$4.2	42%
Retail segment margin %	6.0%	5.2%
New homes retail sold	560	516	9%
% Champion-produced new homes sold	81%	77%
New home multi-section mix	96%	97%
Average new home retail price	$177,700	$156,300	14%
Sales centers at period end	20	18	11%

Retail sales for the three and nine months ended October 1, 2005 increased versus the comparable periods last year due to an increased average selling price per home and, in the year-to-date period, from selling more homes from a greater number of sales offices in operation. The increased average home selling price resulted from improved market conditions and the sale of homes with more add-ons, improvements, and amenities. Additionally, retail prices have increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for the three and nine months ended October 1, 2005 improved by $0.2 million and $1.8 million, respectively, compared to the same period in 2004 primarily due to increased sales.

Discontinued Operations

During the nine months ended October 1, 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 40 traditional retail sales centers, including the sale of ten sales centers during the quarter ended October 1, 2005. As a result, our retail operations, other than our ongoing California business, have been classified as discontinued operations for the periods presented. Also included in discontinued operations is our former consumer finance business that was exited in the third quarter of 2003.

Loss from discontinued retail operations included operating losses of $0.2 million and $2.3 million for the three and nine months ended October 1, 2005, respectively. Net losses of $0.7 million and $1.9 million were recorded during the three and nine months ended October 1, 2005 for the sales of retail businesses. In connection with the sales of retail businesses during 2005, intercompany manufacturing profit of $2.4 million was recognized in the consolidated statement of operations as a result of the liquidation of inventory, which is not classified as discontinued operations.

For the three months ended October 2, 2004, loss from discontinued operations consisted primarily of a retail operating loss of $0.6 million. Loss from discontinued operations for the nine months ended October 2, 2004 consisted a retail operating loss of $1.4 million, partially offset by income from the consumer finance business of $1.0 million that resulted from a favorable adjustment from the settlement of contractual obligations.

Restructuring Charges

We did not incur any significant restructuring charges during the three and nine months ended October 1, 2005 and October 2, 2004. As of October 1, 2005, accrued but unpaid restructuring costs totaled $2.6 million compared to $3.1 million at July 2, 2005 and $4.4 million at January 1, 2005, consisting primarily of warranty reserves for closed manufacturing plants.

Interest Income and Interest Expense

Interest income in three and nine months ended October 1, 2005 was higher than in the comparable 2004 periods due to higher cash balances and increased interest rates. Interest expense in the nine months ended October 1, 2005 was lower than in comparable 2004 period due to debt reduction during the first half of 2004. Since the beginning of 2003, we have reduced indebtedness by more than $190 million.

Income Taxes

We currently provide a 100% valuation allowance for our deferred tax assets, which totaled $125.8 million at January 1, 2005. As of January 1, 2005, we had net operating losses for tax purposes totaling approximately $120 million that are available to offset certain future taxable income. As a result of the divestiture of our remaining traditional retail operations during 2005, an estimated $80 million of additional tax loss carryforwards have been generated. Income tax expense for the three and nine months ended October 1, 2005 and October 2, 2004 consisted of foreign and state income taxes.

Liquidity and Capital Resources

Unrestricted cash balances totaled $131.1 million at October 1, 2005. During the nine months ended October 1, 2005, net cash of $39.7 million was provided by continuing operating activities. Excluding the working capital acquired in the purchase of the New Era group, during the period, inventories, accounts receivable, and accounts payable increased by $13.0 million, $27.6 million, and $20.8 million, respectively, primarily as a result of typical seasonal factors. Other cash provided during the period included $30.6 million from the sale of retail businesses, of which $10.9 million was used to pay down related floor plan borrowings. Additionally, $5.2 million of cash proceeds resulted from the disposal of fixed assets primarily from the sale of three idle plants. During the period cash totaling $41.4 million was used in the acquisition of the New Era group, and $8.2 million of cash was used to retire short-term debt assumed in the acquisition. Other cash uses during the period included $9.9 million to purchase and retire Senior Notes due 2007, $8.0 million for capital expenditures, and $4.5 million to repurchase the outstanding common stock warrant.

We have a committed $75 million revolving credit facility for letters of credit and general corporate purposes that expires in January 2006. Availability under this facility is determined by a monthly borrowing base calculation based on percentages of accounts receivable, inventories, fixed assets, and, if necessary, cash on deposit. As of October 1, 2005, there were $52.5 million of letters of credit issued under the facility and there were no borrowings outstanding. The facility contains financial covenants that become effective only in the event that our liquidity, as defined, falls below $35 million. These covenants include required earnings, as defined, of $45.2 million and a required ratio of earnings to fixed charges, as defined, of 1.0 to 1.0 for each 12-month period ending on a fiscal quarter. For the twelve months ended October 1, 2005, our earnings, as defined, were $67.2 million and our ratio of earnings to fixed charges was 1.9 to 1.0. At October 1, 2005, our liquidity, as defined, was $143.6 million, which was in excess of $35 million such that these financial covenants were not in effect.

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

The debt incurrence covenant in the indenture governing the Senior Notes due 2007 currently limits additional debt to: i) a working capital line of credit up to a borrowing base equal to 60% of otherwise unencumbered inventories and 75% of otherwise unencumbered accounts receivable; ii) warehouse financing meeting certain parameters up to $200 million; iii) other debt up to $30 million; and iv) ordinary course indebtedness and contingent obligations including non-speculative hedging obligations, floor plan financing, letters of credit, surety bonds, bankers’ acceptances, repurchase agreements related to retailer floor plan financing and guarantees of additional debt otherwise permitted to be incurred. The resulting effect at October 1, 2005, when combined with limits in our Senior Notes due 2009, was a working capital line of credit limit of approximately $84 million of which no more than approximately $30 million of cash borrowings could be secured debt, as defined.

During the quarter ended October 1, 2005, we announced plans to enter into new senior secured credit facilities in an aggregate amount of $200 million. Approximately $100 million of proceeds will represent funded debt to be used to finance a tender offer for the 11.25% Senior Notes due 2007. The remaining amount will be a back-up facility to support our letters of credit, in addition to providing working capital through a revolving credit facility. It is anticipated that the new credit facility will close in late October 2005.

On September 30, 2005, we commenced a cash tender offer and consent solicitation for all of the $88.4 million of our outstanding 11.25% Senior Notes due 2007. As of October 14, 2005, we had received tenders from holders of a total of $82 million of the Senior Notes. As a result of the settlement of the Senior Notes due 2007 and the replacement of the current $75 million revolving credit facility, we will record charges of approximately $9.5 million in the quarter ended December 31, 2005 for the redemption premium and the write off of remaining deferred financing costs and original issue discount. As a result of the successful consent solicitation, most of the covenants in the indenture will be eliminated upon closing.

We expect to spend less than $7 million on capital expenditures during the remainder of 2005. We do not plan to pay cash dividends on our common stock in the near term.

Contingent liabilities and obligations

We had significant contingent liabilities and obligations at October 1, 2005, including surety bonds and letters of credit totaling $63.2 million, guarantees by certain of our consolidated subsidiaries of $4.6 million of debt of unconsolidated subsidiaries, and estimated wholesale repurchase obligations.

We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. With the exit of certain national floor plan lenders from the industry and the shift to alternative inventory financing sources, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of October 1, 2005 was approximately $265 million, without reduction for the resale value of the homes. As of October 1, 2005, our largest independent retailer, a nationwide retailer, had approximately $9.5 million of inventory subject to repurchase for up to 24 months from date of invoice. As of October 1, 2005 our next 24 largest independent retailers had an aggregate of approximately $67.5 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $1.3 million to $6.8 million per retailer. For the nine months ended October 1, 2005, we paid $1.8 million and incurred losses of $0.3 million for the repurchase of 43 homes. In the comparable period last year we paid $1.2 million and incurred losses of $0.2 million for the repurchase of 35 homes.

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

Summary of liquidity and capital resources

In the fourth quarter of 2005 we expect to close on a new senior secured credit facility in an aggregate amount of $200 million, complete a tender offer and consent solicitation for $88.4 million of our 11.25% Senior Notes due 2007 and terminate our current $75 million revolving credit facility. The new credit facility will finance the tender offer, provide a back-up facility of approximately $60 million to support our letters of credit and provide working capital through a $40 million revolving credit facility. We expect capital expenditures for the next two years to be less than $15 million per year and we have less than $2 million of scheduled principal payments due in 2005 and 2006. At October 1, 2005, our unrestricted cash balances totaled $131.1 million.

Our level of cash availability from our cash balances, our expected operating cash flows and availability under our new credit facility is projected to be substantially in excess of cash needed to operate our businesses for the next two years. In the event one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Critical Accounting Policies

For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of the our Form 10-K for 2004. There have been no material changes to our critical accounting policies described in such Form 10-K.

Impact of Recently Issued Accounting Pronouncements

For information regarding the impact of recently issued accounting pronouncements, see Note 1 of “Notes to Consolidated Financial Statements” in Item 1 of this Report.

Forward Looking Statements

Certain statements contained in this Report, including our plans and beliefs regarding availability of liquidity and financing, anticipated capital expenditures, outlook for the manufactured housing industry in particular and the economy in general, availability of wholesale and consumer financing and characterization of and our ability to control our contingent liabilities, could be construed to be forward looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward looking statements. Statements of this sort are or will be based on our estimates, assumptions and projections, and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward looking statements. We do not undertake to update our forward looking statements or risk factors to reflect future events or circumstances. The following risk factors could materially effect our operating results or financial condition.

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

General industry conditions – As a result of the downturn in the manufactured housing industry which began in 1999, during the period beginning in 2000 through 2003 we experienced a decline in sales and incurred operating losses and costs for the closures and consolidations of operations, fixed asset impairment charges and goodwill impairment charges. If industry conditions deteriorate further, our sales could decline further and our operating results and cash flows could suffer.

From mid-1999 through 2003 the manufactured housing industry experienced substantial declines in manufacturing shipments and retail sales. Tightened consumer credit standards, reduced availability of consumer financing, high levels of homes repossessed from consumers, higher interest rates on manufactured housing loans relative to those generally available to site-built homebuyers, a reduced number of consumer and floor plan lenders and reduced floor plan availability were all factors contributing to this decline. Since the beginning of the industry downturn, we have closed a significant number of homebuilding facilities and retail sales locations in an attempt to limit losses and return to profitability. From 2000 through 2003, we reported significant net losses including goodwill impairment charges, a valuation allowance of 100% of our deferred tax assets, and restructuring charges, which are each discussed in more detail in Item 7 of our Form 10-K for 2004. If industry conditions deteriorate further, our sales could decline further, our operating results and cash flows could suffer and we may incur further losses including additional costs for the closures and/or consolidations of existing operations, fixed asset impairment charges and goodwill impairment charges.

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

In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at October 1, 2005 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 2 of this Report and in Item 7 of our Form 10-K for 2004. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

At October 1, 2005, we also had contingent obligations related to surety bonds and letters of credit. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 2 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, the amount of outstanding borrowings at October 1, 2005.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. During the quarter ended October 1, 2005, there were no changes in our internal control over financial reporting which materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing a new enterprise resource planning (“ERP”) system for its manufacturing operations. The completion of the ERP system implementation is targeted for the first half of 2006. Management does not currently believe that this will adversely affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated October 28, 2005, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.
31.2	Certification of Chief Financial Officer dated October 28, 2005, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.
32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated October 28, 2005, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005.

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

Dated: October 28, 2005