Form 10-K
period 2005-12-31
CHAMPION ENTERPRISES INC
filed 2006-03-13
CIK 814068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number 1-9751

CHAMPION ENTERPRISES, INC.

(Exact name of Registrant as specified in its charter)

Michigan	38-2743168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2701 Cambridge Court, Suite 300, Auburn Hills, Michigan	48326
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 340-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      ☐Yes ☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 2, 2005, based on the last sale price of $9.91 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $744,322,619. As of March 10, 2006, the Registrant had 76,103,526 shares of Common Stock outstanding. For purposes of this computation, all officers and directors of the Registrant as of March 10, 2006 are assumed to be affiliates. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Report into which it is incorporated
Proxy Statement for Annual Shareholders’ Meeting to be held May 3, 2006	III

Champion Enterprises, Inc.

Form 10-K

Fiscal Year End December 31, 2005

PART I

Item 1. Business

General

Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, “we,” “Champion,” or the “Company”) primarily produce and sell factory-built homes. As of December 31, 2005, we were operating 32 manufacturing facilities in 14 states in the United States and two provinces in western Canada and 20 Company-owned retail sales locations in California.

Factory-built housing in the United States is generally comprised of manufactured housing (also known as “HUD-code homes”) and modular homes. During the past five years, the manufactured housing (HUD-code homes) industry has been negatively affected by limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers, tightened consumer credit standards, and other factors. Industry shipments of HUD-code homes in 2005 were 24% lower than in 2001 while Champion’s sales of HUD-code homes declined 48% during that period. Industry shipments of HUD-code homes in 2005 were 147,000 homes as compared to 131,000 homes in 2004 and 2003, and 193,000 homes in 2001. Industry shipments in 2005 included an estimated 17,000 homes delivered to the Federal Emergency Management Agency (“FEMA”) in connection with its Hurricane Katrina relief efforts. Industry shipments of modular homes in 2005 were approximately 32% higher than those in 2001 and during that period Champion’s sales of modular homes increased 78%.

Since the beginning of 2000, we have closed, sold, or consolidated 31 manufacturing facilities and approximately 340 retail sales locations to eliminate under-performing operations and rationalize our operations and capacity for industry conditions. During 2005, we exited traditional manufactured housing retail operations by completing the sale of our remaining 42 traditional retail sales centers. The 66 retail sales locations that were sold or closed in 2005 and 2004 are reported as discontinued operations for all periods presented herein.

On August 8, 2005, we acquired the assets and business of New Era Building Systems, Inc. and its affiliates, Castle Housing of Pennsylvania, Ltd. and Carolina Building Solutions, L.L.C. These companies are primarily manufacturers of modular housing located in Pennsylvania and North Carolina.

On February 27, 2006, we announced that we had entered into an agreement to acquire United Kingdom-based Calsafe Group (Holdings) Ltd. and its operating subsidiary Caledonian Building Systems, a leading modular manufacturer, for approximately $110 million. The transaction will be financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in our credit facility, and cash. A portion of the purchase price will be earned upon the achievement of certain financial benchmarks over the next four years. The transaction is expected to close in early April 2006. Caledonian constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. The company recorded revenues of approximately $150 million over the last twelve months. Caledonian’s steel-framed modular technology allows for multi-story construction, a key advantage over North American wood-framed construction techniques.

In 2002, we acquired the manufactured housing consumer loan origination business of CIT Group/Sales Financing, Inc. Through this business we originated and funded loans to consumers who purchased Champion manufactured homes from both Company-owned and independent retailers. However, we exited the consumer finance business in the third quarter of 2003. Results and balances related to this finance business are presented as discontinued operations throughout this Report.

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

Products

In 2005, our manufacturing operations sold 23,960 homes compared to 22,978 homes sold in 2004. Most of the homes we produce are constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (“HUD-code homes” or “manufactured homes”). The HUD Code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. Approximately 79.3% of the homes we produced in 2005, including 1,372 homes sold to FEMA, were HUD-code homes compared to 81.7% in 2004. The remaining homes we produced were modular homes (16.5% in 2005 and 14.3% in 2004) or were manufactured and sold in Canada (4.2% in 2005 and 4.0% in 2004). Modular homes are designed and built to meet local building codes. Homes produced and sold in Canada are constructed in accordance with applicable Canadian building standards.

Champion produces a broad range of homes under various trade names and brand names and in a variety of floor plans and price ranges. While most of the homes we build are multi-section, ranch-style homes, we also build one and one-half story and two-story homes, single-section homes, cape cod style homes, and multi-family units such as townhouses, duplexes and triplexes. In 2005, we also produced commercial modular structures including two story military barracks and non-residential buildings. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen, and two full bathrooms.

We regularly introduce homes with new floor plans, exterior elevations, decors and features. Our corporate marketing and engineering departments work with our manufacturing facilities to design homes that appeal to local markets and consumers’ changing tastes. We design and build homes with a traditional residential or site-built appearance through the use of dormers and higher pitched roofs. We also design and build energy efficient homes and all but one of our U.S. manufacturing facilities are qualified to produce “Energy Star®” rated homes.

Champion homes have won numerous Manufactured Housing Institute, (“MHI”) awards during the past six years. In 2005, one of our HUD-code concept models won the award for “Best New Home Design for a Concept Manufactured Home 1,800 Square Feet or Less.” In 2004, our “Aspen” HUD-code model won the award for the “Best Production Multi-Section Manufactured Home Over 1,400 Square Feet” and our “Jefferson” model won the award for the “Best Production Modular Home Over 1,400 Square Feet.” Additionally, we were selected by Country Living magazine to build its Home of the Year for both 2006 and 2005.

During 2005, the average home net selling price for our manufacturing shipments was $45,700, excluding delivery, and manufacturing sales prices ranged from $15,000 to over $100,000. Retail sales prices of the homes, without land, generally ranged from $25,000 to over $200,000, depending upon size, floor plan, features and options. During 2005, the average retail selling price for new homes sold to consumers by our continuing retail operations was $179,000, including delivery, setup, accessories and lot improvements.

The chief components and products used in factory-built housing are generally of the same quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from several sources and we are not dependent upon any particular supplier. Prices of certain materials such as lumber, insulation, steel and drywall can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation is sometimes limited, resulting in higher prices and/or the need to find alternative suppliers. We generally have been able to pass higher material costs on to the retailers and consumers in the form of surcharges and base price increases.

Most completed factory-built homes have cabinets, wall coverings, and electrical, heating and plumbing systems. HUD-code homes also generally contain factory installed floor coverings, appliances and window treatments. Optional factory installed features include fireplaces, dormers, entertainment centers, and skylights. Upon completion of the home at the factory, homes sold to retailers are transported to a retail sales center or to the home site. Homes sold to builders and developers are generally transported directly to the home site. After the retail sale of the home to the consumer, the home is transported to the home site. At the home site the home is placed on a foundation and readied by setup contractors for occupancy. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, a porch or deck and a garage.

Production

Our homes are constructed in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. Manufactured homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support frame that allows the section(s) to be moved through the assembly line and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed during placement of the homes at the home site. Each section or floor is assembled in stages beginning with the construction of the frame and the floor, then adding the walls, ceiling and roof assembly, and other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly, and often at a lower cost than a conventional site-built home of similar quality.

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

Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retail stores we sell to are located within a 500-mile radius of our manufacturing plants.

Independent Retailers

During 2005, approximately 78% of our manufacturing shipments were to approximately 2,700 independent retail locations throughout the U.S. and western Canada. As of December 31, 2005, approximately 850 of these independent retail locations were part of our Champion Home Center (“CHC”) retailer program. Sales to independent CHC retailers accounted for approximately 60% of the homes we sold to independent retailers. CHC retailers have committed to stocking a minimum of 50% of their inventories with Champion-produced homes and to displaying signage identifying their location as a CHC. CHC retailers have access to a broad range of products, including modular homes, and to a variety of training programs for sales techniques, management tools, inventory management, and retail customer financing procedures. They also benefit from marketing and advertising support, lead management tools, and Internet applications and support. We continually seek to increase our manufacturing shipments by expanding sales at our existing independent retailers and by finding new independent retailers to sell our homes.

As is common in the industry, our independent retailers may sell homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2005, no single independent retailer or distributor accounted for more than 2% of our manufacturing sales. The majority of independent retailer home purchases are financed by lending institutions subject to a floor plan agreement and secured by a lien on such homes. We generally receive payment from the lending institution 5 to 15 days after a home is sold and invoiced to an independent retailer. In accordance with trade practice, we generally enter into repurchase agreements with the major lending institutions providing floor plan financing, as is more fully described in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Report and in “Contingent Repurchase Obligations” in Item 7 of this Report.

Company-Owned Retail Sales Centers

During 2005, we divested of our remaining traditional retail sales centers. Our ongoing retail operations consist of 20 sales offices in California that specialize in replacing older homes within local manufactured housing communities with new manufactured homes. The homes are placed on sites in the communities, site improvements are made and the homes are readied for sale and occupancy. The sales offices are located in leased premises, from which the site preparation and sales process is managed. Purchases by Company-owned retailers, including discontinued retail operations, accounted for 4% of the homes shipped by our manufacturing operations in 2005. Of the total new homes sold by Company-owned retailers in 2005, 84% were Champion-produced.

Market

Factory-built housing competes with other forms of low-cost new housing such as site-built housing, panelized homes and condominiums, and with existing housing such as pre-owned homes and apartments. According to statistics published by the Institute for Building Technology and Safety (“IBTS”) and the U.S. Department of Commerce, Bureau of the Census, for 2005 and for the five year period from 2001 through 2005, industry shipments of HUD-code homes accounted for an estimated 9% and 10%, respectively, of all new single-family housing starts and 10% and 12%, respectively, of all new single-family homes sold. Industry wholesale shipments of HUD-code homes totaled approximately 147,000 homes in 2005, including an estimated 17,000 homes delivered to FEMA, as compared to 131,000 in 2004. Based on data reported by Statistical Surveys, Inc., we estimate that industry retail sales of new HUD-code homes in 2005 totaled 139,000 homes, down 4% from 2004 levels. Based on industry data published by the National Modular Housing Council (“NMHC”), wholesale shipments of modular homes for 2005 are comparable to 2004 levels. Additionally, modular homes sold were approximately 23% of the factory-built housing market in 2005, compared to 25% in 2004 and 14% in 2001.

The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, job creation, general economic conditions and the overall affordability of factory-built housing versus other forms of housing. In addition, demographic trends, such as changes in population growth, and competition affect demand for housing products. Interest rates and the availability of financing also influence the affordability of factory-built housing.

We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and married couples, as well as elderly or retired persons. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing. We believe higher-priced, multi-section manufactured homes and modular homes are attractive to households with higher incomes as an alternative to apartments and entry-level site-built homes and condominiums.

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

Consumer Financing

The number of factory-built homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards, loan terms and cost of consumer financing. Two basic types of consumer financing are available: home-only or personal property loans for purchasers of only the home (generally HUD-code homes), and real estate mortgages for purchasers of the home and land on which the home is placed. Loose credit standards for home-only loans in the mid to late 1990s led to a high number of repossessions of manufactured homes from consumers during the last few years. The poor performance of portfolios of manufactured housing home-only consumer loans in recent years has made it difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market, which had previously been a significant source of long-term capital for originators of such loans. As a result, consumer finance companies have curtailed their industry lending and some have exited the manufactured housing market. Since 2000, many consumer lenders tightened credit underwriting standards and loan terms and increased interest rates for home-only loans to purchase manufactured homes, which reduced lending volumes and resulted in lower industry sales volumes. Additionally, the industry has seen a number of traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing as a result, in part, of program changes by the traditional buyers of conforming mortgage loans, primarily Fannie Mae and Freddie Mac.

Based on a survey published by MHI, total new factory-built home retail sales financed with home-only loans have declined to an estimated 30% of industry sales in 2004. We estimate that in 2000 approximately 80% of new factory-built home retail sales were financed with home-only loans. Since the late 1990s the number of factory-built home sales financed with real estate mortgages has been growing. We estimate that the percentage of total new factory-built home retail sales financed with real estate mortgages has increased from approximately 10% in 2000 to over 50% in 2004. The levels of lending availability for both home-only loans and real estate mortgages significantly affect the number of factory-built homes that can be sold to consumers and related wholesale demand. The majority of modular homes are financed with conventional real estate mortgages.

Floor Plan Financing

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

According to MHI, in December 2005, there were 74 producers of manufactured homes in the U.S. operating an estimated 220 production facilities. For the first nine months of 2005, the top five companies had combined market share of approximately 58% of HUD-code homes, according to data published by MHI. Based on industry data reported by IBTS, in 2005 our U.S. wholesale market share of HUD-code homes sold was 12.9%, compared to 14.4% in 2004. This decline in wholesale market share was due primarily to our restructuring actions that eliminated under-performing retail and manufacturing operations and rationalized operations and capacity for industry conditions. Additionally, in 2005 our sales to FEMA were approximately 8% of total industry sales to FEMA.

Based on industry data published by MHI, we estimate our share of the modular home market in 2005 to be approximately 10% after our acquisition of the New Era group.

According to information obtained from MHI, there are approximately 7,000 industry retail locations throughout the U.S. We sell our homes through Company-owned sales centers and approximately 2,700 independent retailers, which at December 31, 2005, included approximately 850 independent locations that are members of our CHC retail distribution network. In 2005, we also sold homes directly to approximately 500 builders and developers.

Builders and Developers

In 2005, we sold approximately 3,000 homes (12% of the total homes we produced) directly to approximately 500 builders and developers through our Genesis Homes division and certain of our other homebuilding plants. In this distribution channel the builder/developer generally acquires the land, obtains the appropriate zoning, develops the land and builds the foundation for the home. We design, engineer, build, and deliver the home to the site. We, or the builder/developer, contract a crew to set or place the home on the foundation and to finish the home on site. The builder/developer may construct the garage, patio, and porches at the site and either sell the home directly to the consumer or through a realtor. The homes sold through builders/developers may be placed in manufactured housing communities or subdivisions in suburban areas, rather than in rural markets, and are generally larger and have more amenities than the homes we build for our traditional markets. Certain of our builder/developer projects involve multi-family housing units.

Relationship with our Employees

At December 31, 2005, we had approximately 7,400 employees. We deem our relationship with our employees to be generally good. Currently, our two manufacturing facilities in Canada employ approximately 400 workers, of which 300 are subject to collective bargaining agreements, one that expires in November 2007 and the other that expires in June 2008.

The workforce of approximately 150 employees at one of our U.S. manufacturing plants voted to unionize in 2001 but petitioned in April 2002 to withdraw from the union. On January 17, 2003, an Administrative Law Judge (“ALJ”) of the National Labor Relations Board (“NLRB”) made findings that we had engaged in unfair labor practices and therefore set aside the employees’ April 2002 formal petition to end union representation. The ALJ ordered the Company to immediately begin to bargain with the union. This order was reinforced by a “10-J” bargaining injunction. We believe that the ALJ’s findings were incorrect and have appealed those findings and orders to the NLRB while we continue to bargain.

In addition, the workforce of approximately 180 employees at another of our U.S. manufacturing plants voted to unionize on September 1, 2004. Bargaining began in February 2005. Certain employees filed a decertification petition with the NLRB on November 17, 2005 to withdraw from the union. A decertification vote was held on February 10, 2006 and a majority of the employees voted in favor of decertification.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Legal Proceedings” in Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also constitute forward-looking statements. Such statements are or will be based on our estimates, assumptions, and projections, and are not guarantees of future performance and are subject to risks and uncertainties, including those specifically listed in Item 1A of this Report, that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake to update our forward looking statements or risk factors to reflect future events or circumstances. The risk factors discussed in “Risk Factors” in Item 1A of this Report could materially affect our operating results or financial condition.

Executive Officers of the Company

Our executive officers, their ages, and the position or office held by each, are as follows:

Name	Age	Position or Office

William C. Griffiths	54	Chairman of the Board of Directors, President, and Chief Executive Officer
Phyllis A. Knight	43	Executive Vice President, Treasurer, and Chief Financial Officer
John J. Collins, Jr.	54	Senior Vice President, General Counsel and Secretary
Bobby J. Williams	59	Vice President, Operations
Richard P. Hevelhorst	58	Vice President and Controller
Jeffrey L. Nugent	59	Vice President, Human Resources

The executive officers serve at the pleasure of our Board of Directors.

         Mr. Griffiths became President and Chief Executive Officer of Champion Enterprises, Inc. on August 1, 2004. On March 9, 2006, he was elected Chairman of the Board of Directors. Previously, since 2001 Mr. Griffiths was employed by SPX Corporation, a global multi-industry company, located in Charlotte, North Carolina, where he was President-Fluid Systems Division. From 1998 to 2001, Mr. Griffiths was President-Fluid Systems Division at United Dominion Industries, Inc., which was acquired by SPX Corporation in 2001.

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

Mr. Nugent joined Champion in September 2004 as Vice President, Human Resources. Previously, since 2001 Mr. Nugent was employed by SPX Corporation where he was Vice President-Fluid Systems Division and for the prior ten year as Vice President, Human Resources for segments of its predecessor, United Dominion Industries, Inc.

Available Information

Champion’s Internet address is www.championhomes.com. Champion’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to all such reports and statements are made available via its website free of charge as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Champion’s Code of Ethics, Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines, Audit and Financial Resources Committee Charter, and Compensation and Human Resources Committee Charter are also posted on its website. The information on the Company’s website is not part of this or any other report that Champion files with, or furnishes to, the SEC.

Additionally, the public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

Significant debt – Our significant debt could limit our ability to obtain additional financing, require us to dedicate a substantial portion of our cash flows from operations for debt service and prevent us from fulfilling our debt obligations. If we are unable to pay our debt obligations when due, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

As discussed in Note 6 of the “Notes to Consolidated Financial Statements” in Item 8 of this Report, we have a significant amount of debt outstanding, which consists primarily of long-term debt due in 2009 and 2012. We may incur additional debt to finance acquisitions or for other purposes. This indebtedness could, among other things:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, surety bonds, or other requirements;
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

The manufactured housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

•	terms and availability of financing for homebuyers and retailers;
•	consumer confidence;
•	interest rates;
•	population and employment trends;
•	income levels;
•	housing demand; and
•	general economic conditions, including inflation, and recessions.

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

Consumer financing availability - Tight credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders could reduce our sales. If consumer financing were to become further curtailed, our sales could decline and our operating results and cash flows could suffer.

The consumers who buy our homes have historically secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, governmental regulations and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan term than a consumer seeking to finance the purchase of land and the home. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built homes. Between 1999 and 2003, consumer lenders tightened the credit underwriting standards and loan terms and increased interest rates for loans to purchase manufactured homes, which reduced lending volumes and caused our sales to decline.

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

If consumer financing for manufactured homes were to be further curtailed, we would likely experience retail and manufacturing sales declines and our operating results and cash flows would suffer.

Floor plan financing availability – A reduction in floor plan credit availability or tighter loan terms to our independent retailers could cause our manufacturing sales to decline. As a result, our operating results and cash flows could suffer.

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

In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 24 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at December 31, 2005 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations” in Item 7 and Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

At December 31, 2005, we also had contingent obligations related to surety bonds and letters of credit. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 7 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

Dependence upon independent retailers – If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.

During 2005, approximately 78% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. With the divestiture of our traditional retail operations, the proportion of our manufacturing sales to independent retailers has increased. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

Cost and availability of raw materials – Prices of certain materials can fluctuate significantly and availability of certain materials may be limited at times.

Prices of certain materials such as lumber, insulation, steel, and drywall can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation may be limited at times resulting in higher prices and/or the need to find alternative suppliers. We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to the retailers and consumers in the form of surcharges and base price increases. However, it is not certain that future price increases can be passed on to the consumer without affecting demand or that limited availability of materials will not impact our production capabilities.

Effect on liquidity – Industry conditions and our operating results have limited our sources of capital during the past few years. If we are unable to locate alternative sources of capital when needed we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations, and our revolving credit facility to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our operating results and other changes, limited our sources of financing during the past few years. If our cash balances, cash flows from operations, and availability under our revolving credit facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have a significant amount of surety bonds and letters of credit representing collateral for our casualty insurance programs and for general operating purposes. For additional detail and information concerning the amounts of our surety bonds and letters of credit, see Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. The inability to retain our current letter of credit and surety bond providers or to obtain alternative bonding or letter of credit sources could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

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

Limitations on the number of sites available for placement of manufactured homes or on the operation of manufactured housing communities could reduce the demand for manufactured homes and our sales. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, some property owners have resisted the adoption of zoning ordinances permitting the use of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our sales could decline and our operating results and cash flows could suffer.

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

The documents governing the terms of our Senior Secured Credit Agreement and/or our Senior Notes due 2009 contain financial and non-financial covenants that place restrictions on us and our subsidiaries. The terms of our debt agreements include covenants that, to varying degrees, restrict our and our subsidiaries’ ability to:

•	engage in new lines of business;
•	incur indebtedness, contingent liabilities, guarantees, and liens;
•	pay dividends or issue common stock;
•	redeem or refinance existing indebtedness;
•	redeem or repurchase common stock and redeem, repay or repurchase subordinated debt;
•	make investments in subsidiaries that are not subsidiary guarantors;
•	enter into joint ventures;
•	sell certain assets or enter into sale and leaseback transactions;
•	acquire, consolidate with, or merge with or into other companies; and
•	enter into transactions with affiliates.

If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity. If our debt were accelerated, our assets might not be sufficient to repay our debt in full.

For additional detail and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report.

Our potential inability to integrate acquired operations could have a negative effect on our expenses and results of operations.

In the past, we have grown through strategic acquisitions and we may engage in strategic acquisitions in the future to strengthen and expand our operating capabilities. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If we are unable to successfully integrate these acquisitions, we may not realize the benefits of the acquisitions, and our financial results may be negatively affected. A completed acquisition may adversely affect our financial condition and results of operations, including our capital requirements and the accounting treatment of these acquisitions. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of these acquisitions.

Potential Dilution - Potential capital, debt reduction, or acquisition transactions effected with issuances of our common stock could result in potential dilution and impair the price of our common stock.

To the extent we decide to reduce debt obligations through the issuance of common stock and/or convertible preferred stock, our then existing common shareholders would experience dilution in their percentage ownership interests. We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness or making acquisitions, the terms of which may result in additional potential dilution.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

All of our manufacturing facilities are one story with concrete floors and wood and steel superstructures and generally range from 80,000 to 150,000 square feet. We own all of our manufacturing facilities except for four facilities that are leased, including two capital leases, and four facilities that are located on leased land. We also own substantially all of the machinery and equipment used in our manufacturing facilities. We believe our plant facilities are generally well maintained and provide ample capacity to meet expected demand.

The following table sets forth certain information with respect to the 32 homebuilding facilities we were operating as of December 31, 2005. All of these facilities are assembly-line operations.

United States
Alabama	Guin (2 plants)
Arizona	Chandler*
California	Corona** Lindsay Woodland**
Colorado	Berthoud
Florida	Bartow (2 plants)* Lake City (2 plants)***
Idaho	Weiser
Indiana	LaGrange (3 plants) Topeka (3 plants)
Nebraska	York
New York	Sangerfield****
North Carolina	Lillington Salisbury Sanford
Oregon	Silverton
Pennsylvania	Claysburg Ephrata Knox Strattanville
Tennessee	Henry
Texas	Burleson
Canada
Alberta	Medicine Hat
British Columbia	Penticton

*	Includes leased land.
**	Facility leased under an operating lease.

*** Includes leased land and one facility leased under a capital lease.

****Facility leased under a capital lease.

At December 31, 2005, we also owned 15 idled manufacturing facilities in 7 states. Of these facilities, 11 are permanently closed and generally held for sale. Substantially all of the manufacturing facilities we own are encumbered under first mortgages securing our $200 million Senior Secured Credit Agreement. Two of the facilities are encumbered under industrial revenue bond financing agreements and one facility is encumbered under a capital lease.

At December 31, 2005, we operated 20 retail sales offices in California, all of which are leased. Sales office lease terms generally range from monthly to five years. Our executive offices, which are located in Auburn Hills, Michigan, and other miscellaneous offices and properties, are also leased.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in routine litigation incidental to our business. This litigation arises principally from the sale of our products and in various governmental agency proceedings arising from occupational safety and health, wage and hour, and similar employment and workplace regulations. In the opinion of management, none of these matters presently pending are expected to have a material adverse effect on our overall financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of Champion’s security holders during the fourth quarter of 2005.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Champion’s common stock is listed on the New York, Chicago, and Pacific Stock Exchanges as ChampEnt and has a ticker symbol of “CHB”. The high and low sale prices per share of the common stock as reported by Yahoo! Finance for each quarter of 2005 and 2004 were as follows:

	High	Low
2005
1st Quarter	$12.25	$9.11
2nd Quarter	11.20	8.33
3rd Quarter	14.97	9.58
4th Quarter	15.55	12.30

2004
1st Quarter	$11.47	$6.36
2nd Quarter	11.68	8.05
3rd Quarter	10.80	7.53
4th Quarter	12.25	9.15

As of March 10, 2006, the Company had approximately 5,000 shareholders of record and approximately 8,000 beneficial holders.

We have not paid cash dividends on our common stock since 1974 and do not plan to pay cash dividends on our common stock in the near term. As discussed in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Report, our $200 million Senior Secured Credit Agreement contains a covenant that limits our ability to pay dividends.

On April 18, 2005, the preferred shareholder elected to immediately convert all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.

On March 2, 2004, the preferred shareholder exercised its right to purchase $12 million of Series B-2 Cumulative Convertible Preferred stock with a mandatory redemption date of July 3, 2008 and a 5% annual dividend that was payable quarterly, at the Company’s option, in cash or common stock.

Equity Compensation Plan Information

The following table contains information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our equity compensation plans and agreements as of December 31, 2005 (shares in thousands):

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Outstanding Options, Warrants, and Rights)

Equity Compensation Plans Approved by Shareholders	2,436	$5.31	4,270

Equity Compensation Plans and Agreements not Approved by Shareholders (1)	734	$11.22	0
Total	3,170		4,270

(1) Included in this Plan Category are the following:

Salesperson Retention Program – Under this program, commencing in 2001, rights to acquire shares of Company common stock were granted to salespersons employed by Champion and independent retailers who were members of the CHC retail distribution network. These salespersons were granted an initial right for 100 shares of our common stock and subsequent annual grants of rights for 50 shares. The rights vested three years from the grant date for Company employees and three years from the grant date, subject to certain other vesting requirements, for independent CHC employees. We discontinued grants under this program effective January 4, 2004. Previous grants remain exercisable, subject to vesting requirements. Rights representing 46,508 shares of common stock remain outstanding under this program. The “weighted-average exercise price” disclosed in the table does not take these awards into account.

1993 Management Stock Option Plan – This plan is no longer in effect other than for stock options and performance awards which were previously granted and remain outstanding. Options representing 603,082 shares of common stock remain outstanding under this plan. The weighted-average exercise price of these options is $10.83.

Acquisitions – We granted stock options to certain employees of acquired businesses. These options were granted at fair market value and vested over time. Options representing 84,000 shares of common stock remain outstanding under these agreements. The weighted-average exercise price of these options is $20.22.

Item 6. Selected Financial Information

Five-Year Highlights
	2005		2004		2003		2002		2001
Operations	(Dollars and weighted shares in thousands, except per share amounts)
Net sales
Manufacturing	$1,190,819		$1,002,164		$981,254		$1,150,638		$1,296,315
Retail	135,371		110,024		130,366		250,277		332,390
Less: Intercompany	(53,600)		(97,900)		(109,686)		(156,704)		(201,000)
Total net sales	1,272,590		1,014,288		1,001,934		1,244,211		1,427,705
Cost of sales	1,055,749		843,261	(c)	866,020	(c)	1,077,045	(c)	1,187,784
Gross margin	216,841		171,027		135,914		167,166		239,921
Selling, general, and administrative expenses (“SG&A”)	151,810		129,096		146,513		197,317		243,813
Mark-to-market (credit) charge for common stock warrant	(4,300)		5,500		3,300		—		—
Other charges, net	9,857	(a)	6,076	(d)	44,644	(f)	129,615	(h)	8,900	(j)
Operating income (loss)	59,474		30,355		(58,543)		(159,766)		(12,792)
Net interest expense	(13,986)		(17,219)		(26,399)		(26,430)		(20,734)
Pretax income (loss) from continuing operations	45,488		13,136		(84,942)		(186,196)		(33,526)
Income tax expense (benefit)	3,300		(10,000)	(e)	(5,500)		53,500	(i)	(13,400)
Income (loss) from continuing operations	42,188		23,136		(79,442)		(239,696)		(20,126)
Loss from discontinued operations	(4,383)	(b)	(6,125)	(b)	(23,642)	(b)	(15,859)	(b)	(7,762)	(b)
Net income (loss)	$37,805		$17,011		$(103,084)		$(255,555)		$(27,888)
Diluted income (loss) per share
Income (loss) from continuing operations	$0.54		$0.29		$(1.45)		$(4.90)		$(0.43)
Loss from discontinued operations	(0.06)	(b)	(0.08)	(b)	(0.41)	(b)	(0.32)	(b)	(0.16)	(b)
Net income (loss)	$0.48		$0.21		$(1.86)		$(5.22)		$(0.59)
Diluted weighted shares outstanding	76,034		71,982		57,688		49,341		47,887
Financial Information
Cash flows provided by (used for) continuing operating activities	$38,406		$(7,319)		$71,215	(g)	$10,544	(g)	$52,478	(g)
Cash flows provided by (used for) discontinued operating activities	15,438		(1,976)		(12,030)		(37,633)		15,510
Depreciation and amortization	10,738		10,209		13,714		21,152		36,043
Capital expenditures	11,785		8,440		5,912		6,063		6,972
Net property, plant, and equipment	91,173		80,957		87,365		127,129		177,430
Total assets	566,654		517,042		528,300		728,091		858,152
Long-term debt	201,727		200,758		244,669		341,612		224,926
Redeemable convertible preferred stock	—		20,750		8,689		29,256		20,000
Shareholders’ equity	147,305		77,300		14,989		37,325		272,034
Per share (unaudited)	$1.94		$1.07		$0.23		$0.71		$5.63
Other Statistical Information (Unaudited)
Number of employees at year end	7,400		6,800		6,800		8,000		10,600
Homes sold
Manufacturing	23,960		22,978		25,483		32,460		39,551
Retail – new	748		687		3,432		6,006		7,578
Manufacturing multi-section mix	79%		85%		84%		82%		77%
Certain amounts have been reclassified to conform to current period presentation.

(a)	Consisted of loss on debt retirement of $9.9 million.
(b)	Discontinued operations in 2005, 2004, 2003, 2002, and 2001 consisted of the consumer finance business, which was exited in 2003, and 49 retail lots that were closed in 2004 and 2005.
(c)

Included restructuring (credits) charges due to closing or consolidation of manufacturing facilities and retail centers of ($1.3) million in 2004, $8.9 million in 2003, and $15.3 million in 2002 classified as cost of sales.

(d)	Consisted of restructuring charges due to closing or consolidation of manufacturing facilities and retail centers of $3.3 million and loss on debt retirement of $2.8 million.
(e)	As a result of the finalization of certain tax examinations, the allowance for tax adjustments was reduced by $12 million.
(f)

Consisted of restructuring charges due to closing or consolidation of manufacturing facilities and retail centers of $21.1 million, pretax goodwill impairment charges of $34.2 million, and gains on debt retirement of $10.6 million.

(g)	Included income tax refunds of $64 million in 2003, $22 million in 2002, and $14 million in 2001.
(h)	Consisted of restructuring charges of $40.0 million, pretax goodwill impairment charges of $97.0 million, and gains on debt retirement of $7.4 million.
(i)	Included deferred tax asset valuation allowance of $101.5 million.
(j)	Consisted of restructuring charges due to consolidation of manufacturing facilities and retail centers.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading producer of factory-built housing in the United States. As of December 31, 2005, we operated 32 homebuilding facilities in 14 states and two provinces in western Canada. As of December 31, 2005, our homes were sold through approximately 3,200 independent sales centers, builders, and developers across the U.S. and western Canada. Approximately 850 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of December 31, 2005, our homes were also sold through 20 Company-owned sales locations in California.

On August 8, 2005, we acquired the assets of New Era Building Systems, Inc., a leading modular homebuilder, and its affiliates, Castle Housing of Pennsylvania Ltd. and Carolina Building Solutions LLC (collectively, the “New Era group”), for aggregate cash consideration of $41 million and the assumption of certain liabilities. The results of operations of the New Era group from the acquisition date to December 31, 2005 are included in our results from continuing operations and in our manufacturing segment for the year ended December 31, 2005.

Our pretax income from continuing operations for the year ended December 31, 2005 was $45.5 million, an increase of $32.4 million over 2004. Improvement in our annual results is attributable to higher sales levels, improved manufacturing pricing and material purchasing, the acquisition of the New Era group, as well as improved operating efficiencies at our manufacturing facilities as a result of better positioning our manufacturing capacity to match regional market demand. Included in income from continuing operations for the year ended December 31, 2005 is a credit of $4.3 million for the change in estimated fair value of a common stock warrant, compared to a charge of $5.5 million for 2004. Results in 2005 also include a loss on debt retirement of $9.9 million compared to a loss of $2.8 million in 2004. Additionally, results in 2005 include gains of $1.5 million from the sale of three idle plants and an accrual of additional closed plant warranty costs of $2.3 million. Results in 2004 included $5.5 million of restructuring charges for closures of retail sales centers and one manufacturing facility.

During the year ended December 31, 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 42 traditional retail sales centers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” the 66 traditional retail sales centers closed or sold in 2005 and 2004 along with their related administrative offices are reported as discontinued operations for all periods presented. In addition, retail restructuring charges in 2004 are included with discontinued operations. In accordance with SFAS No. 144 and EITF Issue No. 03-13, any traditional sales centers closed, sold or disposed of in 2003 and prior years are reported as continuing operations for all periods presented along with related retail restructuring charges. Also included in discontinued operations is our former consumer finance business that was exited in the third quarter of 2003. Continuing retail operations in 2005 and 2004 consist of our ongoing non-traditional California retail operations.

In September 2005, we obtained an order from FEMA for the production and delivery of 2,000 new homes by November 30, 2005, in connection with its hurricane relief efforts. During the fourth quarter of 2005, we constructed the 2,000 homes and delivered and invoiced 1,372 of these homes, resulting in $47.4 million of revenue, including delivery. The remaining 628 homes are included in finished goods inventory at December 31, 2005, and were delivered and invoiced to FEMA in January and February 2006, resulting in revenues of approximately $22.0 million that will be recorded in the first quarter of 2006.

On October 31, 2005, we entered into a $200 million Senior Secured Credit Agreement (the “Credit Agreement”) that provides a credit facility that replaces our 11.25% Senior Notes due 2007 and our previous $75 million revolving credit facility. Also on October 31, 2005, we completed our previously announced tender offer and consent solicitation for our 2007 Senior Notes, pursuant to which $82.4 million principal amount of 2007 Senior Notes were tendered. The remaining $6.0 million of 2007 Senior Notes were redeemed via provisions in the 2007 Senior Note indenture during the fourth quarter of 2005. Funding for the tender offer and consent solicitation, as well as the redemption of the remaining 2007 Senior Notes, was provided by the proceeds of a new $100 million term loan under the Credit Agreement. The fourth quarter retirement of the $88.4 million of Senior Notes due 2007 resulted in a pretax loss on debt retirement of $9.0 million.

During the fourth quarter of 2005, we adopted SFAS No. 123(R), “Share-Based Payment,” effective January 2, 2005. The cumulative effect of the accounting change at January 2, 2005 was $0.2 million and was included in selling, general, and administrative expenses.

We continue to focus on matching our manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.

Results of Operations 2005 versus 2004

Consolidated
	2005	2004	% Change
	(Dollars in thousands)
Net sales
Manufacturing	$1,190,819	$1,002,164	19%
Retail	135,371	110,024	23%
Less: intercompany	(53,600)	(97,900)
Total net sales	$1,272,590	$1,014,288	25%

Gross margin	$216,841	$171,027	27%
Selling, general, and administrative expenses (“SG&A”)	151,810	129,096	18%
Mark-to-market (credit) charge for common stock warrant	(4,300)	5,500
Restructuring charges	—	3,300
Loss on debt retirement	9,857	2,776
Operating income	$59,474	$30,355	96%

As a percent of net sales
Gross margin	17.0%	16.9%
SG&A	11.9%	12.7%
Operating income	4.7%	3.0%

Net sales in 2005 increased by 25% from 2004 levels due to the inclusion of the New Era group that was acquired on August 8, 2005, increased selling prices in the manufacturing and retail segments, the sale of 1,372 homes to FEMA for approximately $47 million, and changes in product mix in the manufacturing segment.

Gross margin in 2005 increased $45.8 million or 27% from 2004 primarily due to the 25% increase in net sales. Gross margin in 2005 was also impacted by improved pricing, product mix and purchasing, as well as from improved operating efficiencies at our manufacturing facilities. The improvement in gross margin was slightly offset by an accrual of $2.3 million for additional closed plant warranty costs that were included in cost of sales. Gross margin as a percent of sales in the manufacturing and retail segments in 2005 each improved by approximately 1.0% of sales over the 2004 levels. However, the effect of intercompany eliminations caused the consolidated gross margin percent in 2005 to increase only slightly over 2004 levels.

SG&A in 2005 increased $22.7 million from 2004 primarily due to increased sales and earnings in the manufacturing segment, SG&A from the New Era group subsequent to its acquisition, and increased corporate expenses due to information technology projects and incentive compensation programs. Also during 2005, retail SG&A increased over 2004 due to operating a greater average number of retail sales centers and increased retail sales. SG&A in 2005 included $1.5 million of gains from the sale of three idle plants.

During 2005, a mark-to-market credit of $4.3 million was recorded for the decrease in estimated fair value of an outstanding common stock warrant. On April 18, 2005, we repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million. During 2004, a mark-to-market charge of $5.5 million was recorded for the change in estimated fair value of the outstanding common stock warrant.

During 2005, operating results included a loss on debt retirement of $9.9 million from the purchase and retirement of $97.5 million of Senior Notes for cash payments totaling $106.3 million. During 2004, operating results included a net loss of $2.8 million on the extinguishment of debt primarily from the purchase and retirement of $37.9 million of Senior Notes in exchange for 3.9 million shares of Company common stock and $10.4 million of cash.

As presented in the tables above, the inclusion of the New Era group in consolidated results contributed to an increase in net sales and operating income during 2005. On a pro forma basis, assuming we had owned the New Era group during the entire year ended December 31, 2005 and January 1, 2005, consolidated net sales would have increased by 19% versus the prior year. Pro forma operating income would have increased by 75% versus the prior year.

Operating income in 2005 and 2004 was comprised of the following:
	2005	% of Related Sales	2004	% of Related Sales
	(Dollars in thousands)

Manufacturing segment income	$90,286	7.6%	$59,731	6.0%
Retail segment income	8,167	6.0%	5,506	5.0%
General corporate expenses	(35,522)		(27,706)
Mark-to-market credit (charge) for common stock warrant	4,300		(5,500)
Loss on debt retirement	(9,857)		(2,776)
Intercompany profit elimination	2,100		1,100
Operating income	$59,474	4.7%	$30,355	3.0%

The manufacturing and retail segments are discussed below. The mark-to-market credit (charge) for the common stock warrant and loss on debt retirement are discussed above. General corporate expenses increased primarily due to information technology projects and corporate compensation programs.

Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory, which represents the amount of manufacturing segment gross margin in Champion-produced inventory at Company-owned retailers. In reconciling 2005 and 2004 results by segment, a credit (income) resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment.

Restructuring Charges

During 2004, we closed 15 retail sales centers and one manufacturing facility and recorded $5.5 million of restructuring charges. These restructuring charges consisted of $2.8 million for the manufacturing segment, $3.5 million for the retail segment which is included in discontinued operations, and $0.8 million of inter-company profit (income). For additional information see “Restructuring Charges” below in “Results of Operations 2004 versus 2003” and in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. During the fourth quarter of 2005, closed plant warranty reserves were increased by $2.3 million due to unfavorable experience during 2005.

Goodwill Impairment Charges

During the fourth quarter of 2005, we performed our annual test for goodwill impairment and concluded no impairment of the carrying value of goodwill existed at December 31, 2005.

Manufacturing Operations

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, and general corporate expenses.

	2005	2004	% Change
Manufacturing segment net sales (in thousands)	$1,190,819	$1,002,164	19%
Manufacturing segment income (in thousands)	$90,286	$59,731	51%
Manufacturing segment margin %	7.6%	6.0%
HUD-code home shipments	18,989	18,782	1%
Modular and Canadian code home shipments	4,971	4,196	18%
Total homes sold	23,960	22,978	4%
Floors sold	44,905	44,036	2%
Multi-section mix	79%	85%
Average home price	$45,700	$42,000	9%
Manufacturing facilities at year end	32	29	10%

Manufacturing net sales for the year ended December 31, 2005 increased compared to 2004 primarily from the inclusion of the New Era group net sales of approximately $48 million, the inclusion of sales to FEMA totaling approximately $47 million, higher average home selling prices, and greater delivery revenues. Average manufacturing selling prices increased in 2005 as compared to 2004 as a result of price increases which, in part, offset rising material costs. Additionally, product mix, including increased sales of higher priced modular homes, contributed to the increased selling prices. Increased sales of modular homes in 2005 resulted, in part, from the inclusion of the New Era group. The multi-section mix decreased due to the sale of 1,372 single-section homes to FEMA.

Manufacturing segment income for the year ended December 31, 2005 increased over the prior year by $30.6 million due to increased sales, including the New Era group sales and sales to FEMA, as well as improved pricing, material purchasing, and production efficiencies. In addition, manufacturing segment income in 2005 was reduced as a result of an accrual of $2.3 million of additional closed plant warranty costs based on unfavorable experience, partially offset by net gains of $1.5 million from the sale of three idle plants.

As presented in the tables above, the inclusion of the New Era group in manufacturing results contributed to an increase in net sales and operating income during 2005. On a pro forma basis, assuming we had owned the New Era group during the entire years ended January 1, 2005 and December 31, 2005, manufacturing net sales would have increased by 13% versus the prior year. Pro forma manufacturing segment income would have increased by 43% for the year ended December 31, 2005 versus the prior year.

Although orders from retailers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing production orders for homes at December 31, 2005 totaled approximately $147 million, compared to $90 million at January 1, 2005.

        Retail Operations

We evaluate the performance of our retail segment based on income before interest, income taxes, and general corporate expenses.

	2005	2004	% Change
Retail segment net sales (in thousands)	$135,371	$110,024	23%
Retail segment income (in thousands)	$8,167	$5,506	48%
Retail segment margin %	6.0%	5.0%
New homes retail sold	748	687	9%
% Champion-produced new homes sold	82%	78%
New home multi-section mix	97%	97%
Average new home retail price	$178,900	$157,400	14%
Sales centers at period end	20	18	11%

Retail net sales for the year ended December 31, 2005 increased versus 2004 due to an increased average selling price per home and from selling more homes from a greater number of sales offices in operation. The increased average home selling price resulted from improved market conditions and the sale of homes with more add-ons, improvements, and amenities. Additionally, retail prices have increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for year ended December 31, 2005 improved by $2.7 million compared to the same period in 2004 primarily due to increased sales.

Discontinued Operations

During 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 42 traditional retail sales centers. As a result, our 66 retail sales locations disposed of during 2004 and 2005 have been classified as discontinued operations for the periods presented. During 2003 we exited the consumer finance business that is also classified as discontinued operations.

	2005	2004	2003
	(in thousands)
Loss from retail operations	$(4,334)	$(7,322)	$(3,828)
(Loss) income from consumer finance business	(49)	1,197	(19,814)
Total loss from discontinued operations	$(4,383)	$(6,125)	$(23,642)

Loss from discontinued retail operations included operating losses of $2.3 million, $5.2 million, and $3.8 million on sales of $26.0 million, $136.0 million, and $137.0 million for 2005, 2004, and 2003, respectively, including restructuring charges totaling $1.7 million in 2004 for closures of sales centers. Loss from discontinued retail operations also included net losses of $2.0 million and $2.1 million for 2005 and 2004, respectively, for sales centers sold or to be sold, including restructuring charges totaling $1.8 million in 2004. In connection with the sales and closures of retail locations during 2005 and 2004, intercompany manufacturing profit of $2.4 million and $1.7 million, respectively, was recognized in the consolidated statement of operations as a result of the liquidation of retail inventory, which is not classified as discontinued operations.

Income from the discontinued consumer finance business in 2004 resulted from the settlement of contractual obligations that were accrued as part of the loss on discontinuance in 2003. The loss on discontinuance of the consumer finance business in 2003 included a goodwill impairment charge of $4.1 million as well as fixed asset impairment charges, severance costs and accruals for the estimated costs associated with the termination of operating leases and other contracts. Approximately 30 employees were terminated as a result of the discontinuance. Net revenues of the financial services business were $2.3 million in 2003. During 2003, $35.8 million of loans were originated and we sold substantially all the consumer loans that had been originated. Loans with a face value of $86.7 million were sold for gross proceeds of approximately $79.3 million, providing net cash of $27.0 million after the reduction of associated short-term borrowings.

Interest Income and Interest Expense

Interest income in 2005 was higher than in 2004 due to higher cash balances and increased interest rates. Interest expense in 2005 was lower than in 2004 due to debt reduction during 2005 and the first half of 2004 and the refinancing of the 11.25% Senior Notes due 2007 with a $100 million Term Loan with a LIBOR-based interest rate. Since the beginning of 2003, we have reduced indebtedness by more than $190 million.

Income Taxes

During 2005 and 2004 we provided a 100% valuation allowance for our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. The effective tax rates for the years ended December 31, 2005 and January 1, 2005 differ from the 35% federal statutory rate in part because of this 100% valuation allowance. Income taxes in 2005 and 2004 consisted of foreign (Canada) and state taxes, plus the following items. 2005 taxes also included U.S. federal tax of $0.8 million on dividends paid by our Canadian subsidiary. 2004 taxes also included a $12 million decrease in the allowance for tax adjustments as a result of the finalization of certain U.S. tax examinations.

As of December 31, 2005, we have net operating loss carryforwards for tax purposes totaling approximately $130 million that are available to offset certain future taxable income. Additionally, as a result of the sale of our remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses will become available in 2006, upon completion of certain disposal activities.

During 2005 and 2004, we had U.S. pretax income totaling approximately $37 million for financial reporting purposes and expect to be profitable in 2006. Depending on the level of our U.S. pretax income in 2006 and expectation of future profitability, it is possible that all of the then remaining deferred tax asset valuation allowance will be reversed to income during 2006 or 2007.

Results of Fourth Quarter 2005 Versus 2004

	2005	2004	% Change
	(Dollars in thousands, except average home price)
Net sales
Manufacturing	$350,247	$253,727	38%
Retail	34,640	27,994	24%
Less: intercompany	(9,400)	(21,600)
Total net sales	$375,487	$260,121	44%

Gross margin	$66,095	$47,617	39%
SG&A	46,413	34,371	35%
Mark-to-market charge for common stock warrant	—	2,000
Restructuring charges	—	3,300
Loss on debt retirement	8,956	—
Operating income	$10,726	$7,946	35%

Manufacturing segment income	$26,971	$15,418	75%
Retail segment income	2,115	1,258	68%
General corporate expenses	(9,704)	(8,330)	(16%)
Mark-to-market charge for common stock warrant	—	(2,000)
Loss on debt retirement	(8,956)	—
Intercompany profit elimination	300	1,600
Operating income	$10,726	$7,946	35%

As a percent of net sales
Gross margin	17.6%	18.3%
SG&A	12.4%	13.2%
Manufacturing segment margin %	7.7%	6.1%
Retail segment margin %	6.1%	4.5%

Manufacturing
HUD-code home shipments	5,415	4,505	20%
Modular and Canadian code home shipments	1,503	1,075	40%
Total homes sold	6,918	5,580	24%
Floors sold	12,091	10,693	13%
Multi-section mix	65%	85%
Average home price	$45,600	$43,700	4%

Retail
New homes retail sold	188	171	10%
% Champion-produced new homes sold	84%	80%
New home multi-section mix	97%	98%
Average new home price	$182,500	$160,800	13%
Sales centers at end of year	20	18	11%

        Net sales for the fourth quarter of 2005 increased by 44% from the same period of 2004 levels due to the inclusion of the New Era group that was acquired on August 8, 2005, the inclusion of sales to FEMA totaling approximately $47 million, sales price increases and changes in product mix in the manufacturing segment, and increased selling prices in the retail segment. The manufacturing multi-section mix decreased due to the sale of 1,372 single-section homes to FEMA.

Gross margin for the fourth quarter of 2005 increased $18.5 million from same period of 2004, due to higher sales, including the New Era group and FEMA sales, partially offset by an accrual of $2.3 million of additional closed plant warranty costs that were included in cost of sales. Additionally, manufacturing gross margin increased significantly due to improved pricing, product mix, purchasing, and from improved operating efficiencies at our manufacturing facilities. Gross margin as a percent of sales in the manufacturing and retail segments in fourth quarter of 2005 each improved by over 1.0% of sales over the 2004 levels. However, the effect of intercompany eliminations caused the consolidated gross margin percent in 2005 to decrease versus 2004 levels.

SG&A increased $12.0 million primarily due to increased sales and earnings in the manufacturing segment, SG&A from the New Era group and increased corporate expenses due to information technology projects and incentive compensation programs. Also during the fourth quarter of 2005, retail SG&A increased over the comparable period of 2004 due to operating a greater average number of retail sales centers and increased retail sales.

During the fourth quarter of 2004, we recorded a mark-to-market charge of $2.0 million for the change in estimated fair value of the outstanding common stock warrant. We repurchased and cancelled the common stock warrant in the second quarter of 2005.

During the fourth quarter of 2005, operating results included a loss on debt retirement of $9.0 million from the purchase and retirement of $88.4 million of Senior Notes for cash payments totaling $96.4 million.

As presented in the tables above, the inclusion of the New Era group business in consolidated results contributed to an increase in net sales and operating income during the 2005. On a pro forma basis, assuming we had owned the New Era group during the quarter ended January 1, 2005, consolidated net sales for the fourth quarter of 2005 would have increased by 28% versus the prior year period. Pro forma operating income for the fourth quarter of 2005 would have increased by 41% versus the prior year period.

Operations

Manufacturing net sales for the fourth quarter of 2005 increased compared to the same period of 2004 primarily from the inclusion of the New Era group net sales totaling approximately $30 million and sales to FEMA totaling approximately $47 million. Also affecting sales in the quarter were higher average home selling prices and greater delivery revenues. Average manufacturing selling prices increased in 2005 as compared to 2004 as a result of price increases which, in part, offset rising material costs. Additionally, product mix, including increased sales of higher priced modular homes, contributed to the increased selling prices. Increased sales of modular homes in 2005 resulted, in part, from the inclusion of the New Era group.

Manufacturing segment income for the fourth quarter of 2005 increased by $11.6 million versus the same period of 2004 due to increased sales, including New Era group sales and sales to FEMA, improved pricing, and production efficiencies from operating with greater backlogs. 2005 results includes an accrual of $2.3 million of additional closed plant warranty costs and 2004 results include $3.8 million of restructuring charges related to a plant closure.

As presented in the tables above, the inclusion of the New Era group business in manufacturing results contributed to an increase in net sales and operating income during the fourth quarter of 2005. On a pro forma basis, assuming we had owned the New Era group during the quarter ended January 1, 2005, manufacturing net sales would have increased by 22% versus the fourth quarter of 2004. Pro forma manufacturing segment income would have increased by 79% for the quarter ended December 31, 2005 versus the prior year quarter.

Retail net sales for the fourth quarter of 2005 increased versus the comparable period of 2004 due to an increased average selling price per home and from selling more homes from a greater number of sales offices in operation. The increased average home selling price resulted from improved market conditions and the sale of homes with more add-ons, improvements, and amenities. Additionally, retail prices have increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for fourth quarter of 2005 improved by $0.8 million compared to the same period of 2004 primarily due to increased sales.

Results of Operations 2004 versus 2003

Consolidated
	2004	2003	% Change
	(Dollars in thousands)
Net sales
Manufacturing	$1,002,164	$981,254	2%
Retail	110,024	130,366	(16%)
Less: intercompany	(97,900)	(109,686)
Total net sales	$1,014,288	$1,001,934	1%

Gross margin	$171,027	$135,914	26%
Selling, general, and administrative expenses (“SG&A”)	129,096	146,513	(12%)
Mark-to-market charge for common stock warrant	5,500	3,300
Goodwill impairment charges	—	34,183
Restructuring charges	3,300	21,100
Loss (gain) on debt retirement	2,776	(10,639)
Operating income (loss)	$30,355	$(58,543)

As a percent of net sales
Gross margin	16.9%	13.6%
SG&A	12.7%	14.6%
Operating income (loss)	3.0%	(5.8%)

Fiscal 2004 was comprised of 52 weeks while fiscal 2003 consisted of 53 weeks. Retail operations closed or sold during 2004 and 2005 have been classified as discontinued operations for the periods presented. Retail locations closed or disposed of in 2003 and prior years along with our ongoing California retail operations are classified as continuing operations for the periods presented.

Net sales in 2004 increased by 1% from 2003 levels due primarily to sales price increases and selling a greater proportion of multi-section and modular homes in the manufacturing segment, partially offset by operating fewer retail sales centers and manufacturing facilities and decreasing manufacturing and retail unit volumes. During 2004, we operated an average of five fewer manufacturing facilities and an average of 32 fewer retail sales centers than we operated during 2003.

Gross margin dollars in 2004 increased $35.1 million from 2003, of which $10.2 million was due to a decrease in restructuring charges that were included in cost of sales (see additional discussion under “Restructuring Charges”). Additionally, manufacturing gross margin increased significantly due to improved pricing and purchasing, as well as a $5.8 million improvement in self-insurance costs, production efficiencies from operating many of our plants with stronger backlogs in 2004, and the closure of under-performing plants in 2003.

SG&A decreased $17.4 million primarily from operating fewer manufacturing facilities and retail sales centers due to the closure of under-performing operations. SG&A in 2003 included $4.5 million of gains from the sale of properties, primarily five idle manufacturing facilities.

        Operating income (loss) in 2004 and 2003 was comprised of the following:

	2004	% of Related Sales	2003	% of Related Sales
	(Dollars in thousands)

Manufacturing segment income	$59,731	6.0%	$7,253	0.7%
Retail segment income (loss)	5,506	5.0%	(11,200)	(8.6%)
General corporate expenses	(27,706)		(30,968)
Mark-to-market charge for common stock warrant	(5,500)		(3,300)
Goodwill impairment charges	—		(34,183)
(Loss) gain on debt retirement	(2,776)		10,639
Intercompany profit elimination	1,100		3,216
Operating income	$30,355	3.0%	$(58,543)	(5.8%)

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

Restructuring Charges

During the fourth quarter of 2004, we closed 15 retail sales centers and one manufacturing facility and recorded $6.5 million of restructuring charges. These restructuring actions were substantially completed during the first quarter of 2005. Retail restructuring charges in 2004 included fixed asset impairment charges of $0.6 million related to the sale of 13 retail sales centers during the first half of 2005 and $0.4 million for the fixed asset impairments at certain under-performing sales centers. Manufacturing restructuring charges in 2004 were reduced by a $1.0 million reduction of accrued warranty reserves related to prior year plant closures due to better than expected loss experience.

During 2003, difficult industry conditions reduced our sales volumes and negatively impacted operating results. During 2003 we closed and consolidated 40 retail sales centers and seven manufacturing facilities and recorded $30.0 million of restructuring charges, including a $2.1 million warranty charge for prior year closures. All restructuring actions were substantially complete in 2003.

Restructuring charges for the years ended January 1, 2005 and January 3, 2004 were as follows:

	2004	2003
	(In thousands)
Manufacturing restructuring charges
Fixed asset impairment charges	$2,500	$15,100
Inventory charges	500	1,000
Warranty costs	(1,000)	5,400
Severance costs	800	700
Other closing costs	—	600
Total manufacturing charges	2,800	22,800
Retail restructuring charges
Fixed asset impairment charges	1,400	1,900
Inventory charges	1,900	4,600
Lease termination costs	100	900
Severance costs	100	200
Other closing costs	—	1,700
Total retail charges	3,500	9,300
Intercompany profit elimination	(800)	(2,100)
	$5,500	$30,000

Inventory charges, net of intercompany profit elimination, and warranty costs were included in cost of sales while fixed asset impairment charges, severance costs, lease termination costs and other closing costs were included in restructuring charges in the consolidated statements of operations. All retail restructuring charges recorded during 2004 are included in net loss from discontinued operations in the consolidated statements of operations. Retail restructuring charges in 2003 are included with continuing retail operations. Fixed asset and other asset impairment charges were non-cash charges. Inventory charges were generally realized through liquidation or disposal of the inventory in the year the charges were recorded, except for a portion of the 2004 reserves that were utilized during the first quarter of 2005. The unpaid portions of restructuring charges, excluding non-cash charges, were $4.3 million, $4.4 million, and $8.0 million at December 31, 2005, January 1, 2005, and January 3, 2004, respectively, primarily consisting of warranty costs.

See additional discussion of restructuring charges in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

        Manufacturing Operations

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, and general corporate expenses, excluding goodwill impairment charges.

	2004	2003	% Change
Manufacturing segment net sales (in thousands)	$1,002,164	$981,254	2%
Manufacturing segment income (in thousands)	$59,731	$7,253	718%
Manufacturing segment margin %	6.0%	0.7%
HUD-code home shipments	18,782	21,968	(15%)
Modular and Canadian code home shipments	4,196	3,515	19%
Total homes sold	22,978	25,483	(10%)
Floors sold	44,036	48,506	(9%)
Multi-section mix	85%	84%
Average home price	$42,000	$37,100	13%
Manufacturing facilities at year end	29	30	(3%)

Manufacturing net sales for the year ended January 1, 2005 increased slightly compared to 2003 resulting from an increase in the average home selling price partially offset by selling fewer homes. Average manufacturing selling prices increased in 2004 as compared to 2003 as a result of price increases to offset rising material costs and product mix, as well as increased sales of higher priced modular homes. The average home selling price of modular homes in 2004 was 37% higher than HUD-code homes.

Manufacturing segment income for the year ended January 1, 2005 increased over 2003 by $52.5 million on slightly higher sales while operating an average of five fewer plants. Results in 2004 included $2.8 million of restructuring charges, a $20.0 million reduction from restructuring charges of $22.8 million in 2003. The additional improvement in manufacturing segment income of $32.5 million for the year ended January 1, 2005 was primarily due to the following: production efficiencies and lower SG&A from the closure of under-performing plants in 2003; operating many of our plants with stronger backlogs in 2004; improved pricing and purchasing; self-insurance costs that improved by $5.8 million; and repurchase losses and reserves that improved by $6.3 million. Results in 2003 included gains of $4.1 million from the sale of five idle manufacturing facilities.

Although retailer orders can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing production orders for housing at January 1, 2005 totaled approximately $90 million at the 29 plants operated, as compared to $44 million at 30 plants a year earlier.

        Retail Operations

We evaluate the performance of our retail segment based on income before interest, income taxes, and general corporate expenses.

	2004	2003	% Change
Retail segment net sales (in thousands)	$110,024	$130,366	(16%)
Retail segment income (loss) (in thousands)	$5,506	$(11,200)	149%
Retail segment margin %	5.0%	(8.6%)
New homes retail sold*	687	3,061
% Champion-produced new homes sold*	78%	95%
New home multi-section mix*	97%	87%
Average new home retail price*	$157,400	$78,300
Sales centers at period end*	18	78

*2004 data pertains to the continuing operations. 2003 data pertains to both continuing and discontinued retail operations.

Retail sales for 2004 decreased versus 2003 due to a lower number of sales locations in operation, somewhat offset by an increased average selling price per home. Sales in 2003 included approximately $41 million from sales locations closed during 2003. The increased average home selling price resulted from improved market conditions and the sale of homes with more add-ons, improvements, and amenities. Additionally, retail prices increased to offset higher prices from the manufacturers due to rising material costs. Retail segment results for 2004 include only our ongoing profitable California retail operations, whereas results for 2003 also include losses from retail locations closed during 2003 of approximately $15.5 million including $9.3 million of restructuring charges. In 2003 our ongoing California retail operations reported income before interest and income taxes of $4.3 million on sales of $89.4 million.

Discontinued Operations

During 2005 and 2004, we closed or sold 66 traditional retail sales centers that in 2005 were reclassified to discontinued operations for all periods presented. Discontinued operations also include our former consumer finance business that we exited in 2003. Our financial services segment operated as HomePride Finance Corp. (“HPFC”). HPFC stopped accepting new loan applications on July 31, 2003 and processed approved applications through September 30, 2003. See additional discussion above in “Results of Operations 2005 Versus 2004.”

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

Interest Expense

Interest expense decreased by $8.7 million in 2004 versus 2003. Interest on Senior Notes decreased by $7.9 million due to our purchase and retirement of $37.9 million of Senior Notes in 2004 and $95.3 million in 2003. Interest on Senior Notes also decreased because fiscal 2004 consisted of 52 weeks versus 53 weeks for fiscal 2003. Retail floor plan interest expense is included in discontinued operations in 2004 while a portion is included in interest expense for continuing operations in 2003.

Income Taxes

During 2004 and 2003, we provided a 100% valuation allowance for our deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. At January 1, 2005 we had net operating losses for tax purposes totaling approximately $120 million that are available to offset certain future taxable income. The effective tax rates for the years ended January 1, 2005 and January 3, 2004 differ from the 35% federal statutory rate in part because of this 100% valuation allowance. The 2004 tax rate was also affected by a $12 million decrease in the allowance for tax adjustments as a result of the finalization of certain tax examinations. The 2003 tax benefit included a $3.3 million current federal tax benefit resulting from the receipt of tax refunds totaling $63.5 million in 2003 that exceeded the total amount estimated at December 28, 2002. Additionally, in 2003 we recorded current federal tax benefits of $3.7 million as a result of federal tax audits completed in 2003.

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

Each quarter we review our contingent wholesale repurchase obligations to assess the adequacy of the reserve for repurchase losses. This analysis is based on a review of current and historical experience, reports received from the primary national floor plan lenders that provide floor plan financing for approximately 45% of our manufacturing sales, and information regarding the performance of our retailers obtained from our manufacturing facilities. We do not have repurchase risk for cash sales and we do not always enter into repurchase agreements with floor plan lenders that provide financing for the balance of our manufacturing sales to independent retailers.

The estimated repurchase obligation is calculated as the total amount that would be paid upon the default of all of our independent retailers whose inventories are subject to repurchase agreements, without reduction for the resale value of the repurchased homes. As of December 31, 2005, our largest independent retailer, a nationwide retailer, had approximately $10.1 million of inventory subject to repurchase for up to 24 months from date of invoice. As of December 31, 2005 our next 24 largest independent retailers had an aggregate of approximately $64.4 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $0.8 million to $7.5 million per retailer.

A summary of actual repurchase activity for the last three years follows:

	2005	2004	2003
	(Dollars in millions)

Estimated repurchase obligation at end of year	$ 260	$ 250	$ 245
Number of retailers defaults	17	16	43
Number of homes repurchased	50	46	192
Total repurchase price	$ 2.1	$ 1.7	$ 6.7
Losses incurred on homes repurchased	$ 0.3	$ 0.3	$ 1.3

We lowered repurchase reserves by $1 million in both 2005 and 2004 as a result of better experience during those years and the improved financial condition of our largest independent retailer. During the first quarter of

2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national floor plan lenders and for the negative effects of market conditions on our largest independent retailer. Also during 2003, we agreed to temporarily extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to certain floor plan lenders.

Liquidity and Capital Resources

Unrestricted cash balances totaled $127.0 million at December 31, 2005. During 2005, net cash of $38.4 million was provided by continuing operating activities. Excluding the working capital acquired in the purchase of the New Era group, during the year, inventories, accounts receivable, and accounts payable increased by $23.0 million, $24.4 million, and $9.3 million, respectively, primarily as a result of increased sales and orders. At December 31, 2005, working capital included approximately $17.0 million of FEMA-related finished goods inventory and accounts receivable that is expected to be converted into cash during the first quarter of 2006. In addition, working capital at December 31, 2005 was higher due to higher raw material prices. Other cash provided during the period included $31.0 million from the sale of retail businesses, of which $10.9 million was used to pay down related floor plan borrowings, and $100.0 million of proceeds from the Term Loan due 2012, of which $96.4 million was used to purchase and retire Senior Notes due 2007. Additionally, $5.6 million of cash proceeds resulted from the disposal of fixed assets primarily from the sale of three idle plants. During the period cash totaling $41.4 million was used in the acquisition of the New Era group, and $8.2 million of cash was used to retire short-term debt assumed in the acquisition. In 2005, we used cash totaling $106.3 million to purchase and retire Senior Notes due 2007, including the $96.4 million from the Term Loan proceeds described above. Other cash uses during the period included $11.8 million for capital expenditures, $4.5 million to repurchase the outstanding common stock warrant, and $3.6 million for deferred financing costs.

On October 31, 2005, we entered into the Credit Agreement with various financial institutions. The Credit Agreement provides a credit facility that replaces our 11.25% Senior Notes due 2007 (the “2007 Notes”) and our previous $75 million revolving credit facility. The Credit Agreement represents a new $200 million senior secured credit facility comprised of a $100 million term loan, a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of December 31, 2005 there was $99.8 million of term debt and no borrowings under the revolver outstanding, and $58.6 million of letters of credit issued under the facility. The Credit Agreement and Senior Notes due 2009 are secured equally and ratably by a first security interest in substantially all of the assets of our domestic operating subsidiaries.

The interest rate for borrowings under the term loan is currently a LIBOR based rate plus 250 basis points. The maturity date for each of the term loan, the revolving line of credit and the letter of credit facility is October 31, 2012, unless as of February 3, 2009, more than $25 million in aggregate principal amount of our 7.625% Senior Notes due 2009 are outstanding, then the maturity date will be February 3, 2009.

The Credit Agreement contains affirmative and negative covenants. Under the Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined) of no more than 4.0 to 1, for the fourth fiscal quarter of 2005 and the first and second fiscal quarters of 2006, 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of our Total Debt (as defined) on the last day of a fiscal quarter to our consolidated EBITDA (as defined) for the four-quarter period then ended. We are also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of our consolidated EBITDA for the four-quarter period then ended to our Cash Interest Expense (as defined) over the same four-quarter period. In addition, beginning with the fiscal year ending December 30, 2006, annual mandatory prepayments are required should we generate Excess Cash Flow (as defined). As of December 31, 2005, we were in compliance with all Credit Agreement covenants.

Letter of credit fees are 2.60% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.

On October 31, 2005, we completed our previously announced tender offer and consent solicitation for our outstanding Senior Notes due 2007, pursuant to which $82.4 million principal amount of 2007 Notes were tendered. The remaining $6.0 million of Senior Notes due 2007 were redeemed in the quarter ended December 31, 2005, via provisions in the 2007 Senior Note indenture. Funding for the tender offer and consent solicitation, as well as the redemption of the remaining 2007 Senior Notes, was provided by the proceeds of the new $100 million term loan. The fourth quarter retirement of the $88.4 million of Senior Notes due 2007 for cash payments totaling $96.4 million resulted in a pretax loss on debt retirement of $9.0 million.

During the quarter ended July 2, 2005, we purchased and retired $9.1 million of our Senior Notes due 2007 in exchange for cash payments of $9.9 million, resulting in a pretax loss of $0.9 million. During 2004, we purchased and retired $13.5 million of our Senior Notes due 2007 in exchange for 2.2 million shares of our common stock, resulting in a pretax loss of $2.7 million. During 2003, we purchased and retired $39.0 million of our Senior Notes due 2007 in exchange for cash payments of $13.2 million and 3.8 million shares of our common stock, resulting in a pretax 1oss of $2.7 million. Also during the first quarter of 2004, the Company repaid a $5.7 million obligation under an industrial revenue bond, resulting in a pretax loss of $0.1 million.

The Senior Notes due 2009 are secured equally and ratably with the $200 million senior credit facility dated October 31, 2005. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants which, among other things, limit our ability to incur additional indebtedness and incur liens on assets. During 2004, we purchased and retired $24.4 million of our Senior Notes due 2009 in exchange for cash payments of $10.4 million and 1.7 million shares of our common stock. During 2003, we purchased and retired $56.3 million of our Senior Notes due 2009 in exchange for cash payments of $22.6 million and 2.8 million shares of our common stock, resulting in a pretax gain of $13.3 million.

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

On February 27, 2006, we announced that we had entered into an agreement to acquire United Kingdom-based Calsafe Group (Holdings) Ltd. and its operating subsidiary Caledonian Building Systems, a leading modular manufacturer, for approximately $110 million. The transaction will be financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in our credit facility, and cash. A portion of the purchase price will be earned upon the achievement of certain financial benchmarks over the next four years. The transaction is expected to close in early April, 2006.

We expect to spend less than $15 million in 2006 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.

Contingent Liabilities and Obligations

We had significant contingent liabilities and obligations at December 31, 2005, including surety bonds and letters of credit totaling $68.4 million and guarantees by certain of our consolidated subsidiaries of $4.7 million of debt of unconsolidated subsidiaries. Additionally, we are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We estimate our contingent repurchase obligation as of December 31, 2005 was approximately $260 million, without reduction for the resale value of the homes. See “Contingent Repurchase Obligations” discussed above in Item 7 of this Report.

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

Summary of Liquidity and Capital Resources

At December 31, 2005, our unrestricted cash balances totaled $127.0 million and we had unused availability of $40.0 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $167.0 million. We expect that our cash flow from operations for the next two years will be adequate to fund capital expenditures during that period as well as the approximately $3.0 million of scheduled debt payments due in 2006 and 2007. We expect to use cash of approximately $30 million in early April 2006, in connection with our acquisition of Calsafe Group (Holdings) Ltd. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next two years. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Contractual Obligations

The following table presents a summary of payments due by period for our contractual obligations for long-term debt, capital leases, operating leases, and certain other long-term liabilities as of December 31, 2005:

		Payments due by period after December 31, 2005
		Within			After
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(In thousands)
Long-term debt
Senior Notes due 2009	$89,273	$—	$—	$89,273	$—
Senior Secured Term Loan due 2012	99,750	1,000	2,000	2,000	94,750	*
Obligations under industrial revenue bonds	12,430	—	—	—	12,430
Other capital leases and debt	1,539	265	535	513	226

Operating leases	12,274	3,439	3,631	1,259	3,945
Total	$215,266	$4,704	$6,166	$93,045	$111,351

* The maturity date for each of the term loan, the revolving line of credit and the letter of credit facility is October 31, 2012, unless as of February 3, 2009, more than $25 million in aggregate principal amount of our 7.625% Senior Notes due 2009 are outstanding, then the maturity date will be February 3, 2009.

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

Reserves for Self-Insured Risks

We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $500,000 per claim for workers’ compensation ($750,000 per claim in California) and automobile liability claims, up to $0.5 million, $1.5 million or $1.75 million per claim for product liability and general liability claims, depending on the policy year under which the claim is made, and up to $0.5 million per claim for property insurance claims including business interruption losses. We maintain excess liability and property insurance with independent insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for up to $150,000 of health insurance claims per contract per year. Estimated casualty and health insurance costs are accrued for incurred claims and claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history and inflation, as well as estimates provided by our outside insurance broker and carrier, and third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.

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

Income Taxes and Deferred Tax Assets

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We incurred significant pretax losses in 2000 through 2002. During 2000 through 2002 the manufactured housing industry and we were challenged by limited availability of consumer and floor plan financing, high industry consumer repossession levels and an uncertain economic outlook, resulting in a continued decline in manufacturing shipments and retail sales. After consideration of these factors, we provided a 100% valuation allowance against our deferred tax assets in 2002. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required. The Company’s deferred tax assets and liabilities pertaining to tax-deductible goodwill are determined on an aggregate basis versus an acquisition-by-acquisition basis. When future tax deductions result in a net deferred tax liability for tax-deductible goodwill, in the absence of the reversal of the valuation allowance for deferred tax assets, this deferred tax liability will be established through a deferred tax provision.

During 2005 and 2004, we had U.S. pretax income totaling approximately $37 million for financial reporting purposes and expect to be profitable in 2006. Depending on the level of our U.S. pretax income in 2006 and expectation of future profitability, it is possible that all of the then remaining deferred tax asset valuation allowance will be reversed to income during 2006 or 2007.

        Goodwill

Remaining goodwill is related to our manufacturing operations. We test for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate the fair value of our manufacturing segment versus its carrying value as of each fiscal year end or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating fair value, we calculate the present value of future cash flows based on forecasted sales volumes, the number of homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. Past evaluations of goodwill have resulted in significant impairment charges for retail segment goodwill including charges in 2003. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in impairment charges in the future.

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

Impact of Inflation

Inflation has not had a material effect on our operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices we have generally been able to pass the increased costs to our customers in the form of surcharges and base price increases.

Impact of Recently Issued Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our debt obligations under the Credit Agreement are subject to variable rates of interest based on LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.0 million, assuming average related debt of $99.8 million, which was the amount of outstanding borrowings at December 31, 2005.

Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing a new enterprise resource planning (“ERP”) system for its manufacturing operations. The completion of the ERP system implementation is targeted for the first quarter of 2007. Management does not currently believe that this system implementation will adversely affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information set forth in the sections entitled “Election of Directors,” “Information Regarding the Board of Directors,” and “Corporate Governance” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held May 3, 2006 (the “Proxy Statement”) is incorporated herein by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the sections entitled “Compensation of Directors,” “Compensation and Human Resources Committee Report on Executive Compensation,” “Executive Compensation,” and “Employment Agreements” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under Part II, Item 5 of this Report is incorporated herein by reference. The information set forth under the captions “Principal Shareholders” and “Management” in the section entitled “Share Ownership” in the Company’s Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “Related Party Disclosures” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the captions “Independent Auditors,” “Fees,” and “Pre-approval Policy” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

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

2.1

Asset Purchase Agreement, dated July 18, 2005, by and among NEBS Acquisition Corp., Champion Enterprises, Inc., and New Era Building Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 22, 2005 and incorporated herein by reference.

2.2

Asset Purchase Agreement, dated July 18, 2005, by and among NEBS Acquisition Corp., Champion Enterprises, Inc., and Castle Housing of Pennsylvania, Ltd., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 22, 2005 and incorporated herein by reference.

2.3

Asset Purchase Agreement, dated July 18, 2005, by and among NEBS Acquisition Corp., Champion Enterprises, Inc., and Carolina Building Solutions, L.L.C., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed July 22, 2005 and incorporated herein by reference.

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

4.10	Supplemental Indenture dated as of October 14, 2005, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2005 and incorporated herein by reference.
4.11

Agreement, dated as of June 29, 2001, between the Company, and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.

4.12

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

10.16	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.
10.17	*2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2005 and incorporated herein by reference.
10.18

*Form of Performance Share Award under the 2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference.

10.19

*Form of Annual Incentive Award under the 2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference.

10.20	*Executive Employment Agreement dated as of July 12, 2004 between the Company and William C. Griffiths, as amended and restated.

10.21

*Form of Change in Control Agreement dated November 22, 2004 between the Company and certain executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.

10.22

*Change in Control Agreement dated November 22, 2004 between the Company and William C. Griffiths, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.

10.23	*Executive Officer Severance Pay Plan effective December 1, 2004, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.24

*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.25

*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

10.26

*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.

10.27

*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.

10.28	*Letter Agreement dated September 21, 2004 between the Company and Jeffrey L. Nugent.
10.29

Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court, Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.

10.30

First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court, Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

10.31

Credit Agreement, dated as of October 31, 2005, by and among Champion Home Builders Co., as the Borrower, Champion Enterprises, Inc., as the Parent, various financial institutions and other persons from time to time parties thereto, as Lenders, and Credit Suisse, Cayman Islands Branch, as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 31, 2005 and incorporated herein by reference.

21.1	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer dated March 10, 2006, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
31.2	Certification of Chief Financial Officer dated March 10, 2006, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.
32.1

Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated March 10, 2006, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

99.1	Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

By: /s/ PHYLLIS A. KNIGHT
Phyllis A. Knight
Executive Vice President, Treasurer, and Chief Financial Officer

Dated:	March 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. GRIFFITHS	Chairman of the Board of Directors,	March 10, 2006
William C. Griffiths	President, and Chief Executive Officer (Principal Executive Officer)

/s/ ROBERT W. ANESTIS	Director	March 10, 2006
Robert W. Anestis

/s/ ERIC S. BELSKY	Director	March 10, 2006
Eric S. Belsky

/s/ RICHARD HEVELHORST	Vice President and Controller	March 10, 2006
Richard Hevelhorst	(Principal Accounting Officer)

/s/ SELWYN ISAKOW	Lead Independent Director	March 10, 2006
Selwyn Isakow

/s/ BRIAN D. JELLISON	Director	March 10, 2006
Brian D. Jellison

/s/ PHYLLIS A. KNIGHT	Executive Vice President, Treasurer, and	March 10, 2006
Phyllis A. Knight	Chief Financial Officer (Principal Financial Officer)

/s/ G. MICHAEL LYNCH	Director	March 10, 2006
G. Michael Lynch

/s/ SHIRLEY D. PETERSON	Director	March 10, 2006
Shirley D. Peterson

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

On August 8, 2005, we acquired the assets and business of New Era Building Systems, Inc. and its affiliates, Castle Housing of Pennsylvania, Ltd. and Carolina Building Solutions, L.L.C. (collectively, "the New Era group" or “New Era Building Systems, Inc.”). We have excluded the New Era group from our assessment of internal control over financial reporting as of December 31, 2005 because it was acquired during 2005. New Era Building Systems, Inc. is a wholly-owned subsidiary whose total assets and total revenues represented 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

William C. Griffiths	Phyllis A. Knight
Chief Executive Officer	Chief Financial Officer

CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

AND

FINANCIAL STATEMENT SCHEDULES

Description	Page

All other financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Champion Enterprises, Inc.:

We have completed integrated audits of Champion Enterprises, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders equity and of cash flows present fairly, in all material respects, the financial position of Champion Enterprises, Inc and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded New Era Building Systems, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company during 2005. We have also excluded New Era Building Systems, Inc. from our audit of internal control over financial reporting. New Era Building Systems, Inc. is a wholly-owned subsidiary whose total assets and total revenues represented 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP

Detroit, MI

March 10, 2006

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2005	January 1, 2005		January 3, 2004
	(In thousands, except per share amounts)
Net sales	$1,272,590	$1,014,288		$1,001,934

Cost of sales	1,055,749	843,261		866,020

Gross margin	216,841	171,027		135,914

Selling, general and administrative expenses	151,810	129,096		146,513
Goodwill impairment charges	—	—		34,183
Restructuring charges	—	3,300		21,100
Mark-to-market (credit) charge for common stock warrant	(4,300)	5,500		3,300
Loss (gain) on debt retirement	9,857	2,776		(10,639)

Operating income (loss)	59,474	30,355		(58,543)

Interest income	3,712	1,625		1,191
Interest expense	(17,698)	(18,844)		(27,590)

Income (loss) from continuing operations before income taxes	45,488	13,136		(84,942)

Income tax expense (benefit)	3,300	(10,000)		(5,500)

Income (loss) from continuing operations	42,188	23,136		(79,442)

Loss from discontinued operations, net of taxes (Note 3)	(4,383)	(6,125)		(23,642)

Net income (loss)	$37,805	$17,011		$(103,084)

Basic income (loss) per share (Note 10):
Income (loss) from continuing operations	$0.55	$0.29	$	$(1.45)
Loss from discontinued operations	(0.06)	(0.08)		(0.41)
Basic income (loss) per share	$0.49	$0.21	$	$(1.86)

Weighted shares for basic EPS	74,891	70,494		57,688

Diluted income (loss) per share (Note 10):
Income (loss) from continuing operations	$0.54	$0.29		$(1.45)
Loss from discontinued operations	(0.06)	(0.08)		(0.41)
Diluted income (loss) per share	$0.48	$0.21		$(1.86)

Weighted shares for diluted EPS	76,034	71,982		57,688

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	January 1, 2005
ASSETS	(In thousands, except par value)
Current assets
Cash and cash equivalents	$126,979	$142,266
Restricted cash	713	529
Accounts receivable, trade	49,146	22,119
Inventories	108,650	71,616
Current assets of discontinued operations	1,836	35,463
Other current assets	10,832	13,535
Total current assets	298,156	285,528

Property, plant and equipment
Land and improvements	26,467	25,119
Buildings and improvements	104,329	99,989
Machinery and equipment	84,350	82,108
	215,146	207,216
Less-accumulated depreciation	123,973	126,259
	91,173	80,957

Goodwill	154,174	126,591
Amortizable intangible assets, net	3,927	—
Non-current assets of discontinued operations	2,226	7,747
Other non-current assets	16,998	16,219
	$566,654	$517,042
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$29,115	$13,819
Accrued warranty obligations	33,509	33,551
Accrued volume rebates	33,056	30,234
Accrued compensation and payroll taxes	26,757	19,659
Accrued self-insurance	30,968	25,988
Current liabilities of discontinued operations	3,279	23,411
Other current liabilities	29,407	29,696
Total current liabilities	186,091	176,358

Long-term liabilities
Long-term debt	201,727	200,758
Long-term liabilities of discontinued operations	—	432
Other long-term liabilities	31,531	41,444
	233,258	242,634
Contingent liabilities (Note 13)

Redeemable convertible preferred stock, no par value, 5,000 shares authorized, 0 shares and 21 shares issued and outstanding, respectively	—	20,750

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 76,045 and 72,358 shares issued and outstanding, respectively	76,045	72,358
Capital in excess of par value	192,905	164,377
Accumulated deficit	(121,863)	(159,375)
Accumulated other comprehensive income (loss)	218	(60)
Total shareholders’ equity	147,305	77,300
	$566,654	$517,042

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2005	January 1, 2005*	January 3, 2004*
	(In thousands)
Cash flows from operating activities
Net income (loss)	$37,805	$17,011	$(103,084)
Loss from discontinued operations	4,383	6,125	23,642
Adjustments to reconcile income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	10,738	10,209	13,714
Stock-based compensation	5,674	2,349	543
Loss (gain) on debt retirement	9,857	2,776	(10,639)
Goodwill impairment charges	—	—	34,183
Mark-to-market (credit) charge for common stock warrant	(4,300)	5,500	3,300
Fixed asset impairment charges	—	2,500	15,100
Gain on disposal of fixed assets	(1,691)	(555)	(4,611)
Decrease in allowance for tax adjustments	—	(12,000)	—
Increase/decrease
Accounts receivable	(24,364)	(8,636)	17,608
Refundable income taxes	—	3,123	58,397
Inventories	(22,984)	(23,016)	759
Cash collateral deposits	6,500	—	9,600
Accounts payable	9,326	(10,483)	(10,179)
Accrued liabilities	7,040	684	16,478
Other, net	422	(2,906)	6,404
Net cash provided by (used for) continuing operating activities	38,406	(7,319)	71,215
Cash flows from investing activities
Additions to property, plant and equipment	(11,785)	(8,440)	(5,912)
Acquisition of New Era group	(41,416)	—	—
Investments in and advances to unconsolidated subsidiaries	(104)	(208)	(501)
Proceeds on disposal of fixed assets	5,576	3,718	10,192
Net cash (used for) provided by investing activities	(47,729)	(4,930)	3,779
Cash flows from financing activities
(Decrease) increase in short-term debt, net	(8,195)	(29)	67
Proceeds from Term Loan	100,000	—	—
Purchase of Senior Notes	(106,316)	(10,395)	(35,830)
Decrease in other long-term debt	(687)	(5,940)	(1,112)
Purchase of common stock warrant	(4,500)	—	—
Increase in deferred financing costs	(3,567)	—	(1,840)
(Increase) decrease in restricted cash	(184)	7,888	43,949
Preferred stock issued, net	—	12,000	—
Common stock issued, net	2,340	7,777	1,390
Dividends paid on preferred stock	(293)	(678)	(1,101)
Net cash (used for) provided by financing activities	(21,402)	10,623	5,523
Cash flows from discontinued operations
Net cash used for operating activities of discontinued operations	(3,247)	(6,072)	(14,775)
Net cash provided by investing activities of discontinued operations	30,952	6,722	—
Net cash used for financing activities of discontinued operations	(12,267)	(2,626)	2,745
Net cash provided by (used for) discontinued operations	15,438	(1,976)	(12,030)
Net (decrease) increase in cash and cash equivalents	(15,287)	(3,602)	68,487
Cash and cash equivalents at beginning of period	142,266	145,868	77,381
Cash and cash equivalents at end of period	$126,979	$142,266	$145,868
Additional cash flow information
Cash paid for interest	$20,084	$20,801	$29,045
Cash paid for income taxes	2,661	2,356	1,664

* The 2004 and 2003 statements of cash flows have been revised to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. These amounts were previously reported on a combined basis.

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
			Capital in		other		Total
	Common stock		excess of	Accumulated	comprehensive		comprehensive
	Shares	Amount	par value	Deficit	income (loss)	Total	income (loss)
	(In thousands)
Balance at December 28, 2002	52,658	$52,658	$54,666	$(68,150)	$(1,849)	$37,325	—

Net loss	—	—	—	(103,084)	—	(103,084)	$(103,084)
Preferred stock dividends declared	—	—	—	(728)	—	(728)	—
Stock options and benefit plans	643	643	4,317	—	—	4,960	—
Amortization of preferred stock issuance costs	—	—	(683)	—	—	(683)	—
Preferred stock conversions and redemptions	3,752	3,752	17,499	—	—	21,251	—
Charge for induced conversion of preferred stock	—	—	3,488	(3,488)	—	—	—
Issuance for acquisition deferred purchase price payments	1,731	1,731	4,887	—	—	6,618	—
Issuance for purchase and retirement of debt	6,686	6,686	41,212	—	—	47,898	—
Foreign currency translation adjustments	—	—	—	—	1,432	1,432	1,432
Balance at January 3, 2004	65,470	65,470	125,386	(175,450)	(417)	14,989	$(101,652)

Net income	—	—	—	17,011	—	17,011	$17,011
Preferred stock dividends declared	29	29	230	(936)	—	(677)	—
Stock options and benefit plans	2,127	2,127	5,758	—	—	7,885	—
Amortization of preferred stock issuance costs	—	—	(61)	—	—	(61)	—
Issuance for acquisition deferred purchase price payments	880	880	7,120	—	—	8,000	—
Issuance for purchase and retirement of debt	3,852	3,852	25,944	—	—	29,796	—
Foreign currency translation adjustments	—	—	—	—	357	357	357
Balance at January 1, 2005	72,358	$72,358	$164,377	$(159,375)	$(60)	$77,300	$17,368

Net income	—	—	—	37,805	—	37,805	$37,805
Preferred stock dividends	—	—	—	(293)	—	(293)	—
Stock options and benefit plans	456	456	9,009	—	—	9,465	—
Issuance for acquisition deferred purchase price payments	171	171	1,829	—	—	2,000	—
Preferred stock conversion	3,060	3,060	17,690	—	—	20,750
Foreign currency translation adjustments	—	—	—	—	278	278	278

Balance at December 31, 2005	76,045	$76,045	$192,905	$(121,863)	$218	$147,305	$38,083

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Summary of Significant Accounting Policies

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

During 2005, the Company completed the disposal of its traditional retail operations through the sale of its remaining 42 traditional retail sales centers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS 144 in Determining Whether to Report Discontinued Operations,” the 66 traditional retail sales centers closed or sold in 2005 and 2004 along with their related administrative offices are reported as discontinued operations for all periods presented. In accordance with SFAS No. 144 and EITF Issue No. 03-13, any traditional retail sales centers closed, sold or disposed of in 2003 and prior years are reported as continuing operations for all periods presented. Also included in discontinued operations is the Company’s former consumer finance business that was exited in the third quarter of 2003. Continuing retail operations in 2005 and 2004 consist of the Company’s ongoing non-traditional California retail operations.

Business

The Company is a leading producer of factory-built housing with operations and markets located throughout the U.S. and in western Canada. The Company also has retail operations that sell factory-built housing in California.

Revenue Recognition

For manufacturing shipments to independent retailers, sales revenue is generally recognized when wholesale floor plan financing or retailer credit approval has been received, the home is invoiced and title is transferred. As is customary in the factory-built housing industry, the majority of the Company’s manufacturing shipments to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of generally up to 24 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to purchase the related floor plan loans or repurchase the homes from the lender. The repurchase price is equal to the unpaid balance of the floor plan loans, plus certain administrative costs incurred by the lender to repossess the homes, less the cost of any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 13.

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

Restructuring Charges

Restructuring charges incurred in 2004 and 2003 were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Advertising Costs and Delivery Costs and Revenue

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). Total advertising expense was approximately $3 million, $6 million, and $7 million in 2005, 2004, and 2003, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

Cash and Cash Equivalents

Cash and cash equivalents include investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities.

Restricted Cash

Restricted cash is held as collateral for outstanding letters of credit that collateralize insurance programs.

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

Property, Plant, and Equipment

Property, plant and equipment (“PP&E”) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements – 3 to 15 years; buildings and improvements – 8 to 33 years; and machinery and equipment – 3 to 15 years. Depreciation expense was $10.6 million, $10.2 million, and $13.7 million in 2005, 2004, and 2003, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value, or projected future cash flows. In 2004 and 2003, the Company recorded PP&E impairment charges of $3.9 million and $17.0 million, respectively, relating to idled manufacturing facilities and closed retail sales centers.

At December 31, 2005, the Company had 15 idled manufacturing facilities of which 11 with net book value of approximately $2.6 million were permanent closures that were generally accounted for as held for sale. The balance of the Company’s idled manufacturing facilities with net book value of $3.7 million at December 31, 2005 was accounted for as long-lived assets to be held and used. The net book value of idled manufacturing facilities at December 31, 2005 was net of impairment reserves totaling $13.8 million. During 2005, the Company sold three idled manufacturing facilities for total proceeds of $5.6 million, resulting in a $1.5 million gain.

Goodwill

The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s remaining goodwill at December 31, 2005 is related to its manufacturing segment. The Company evaluates the segment’s fair value versus its carrying value in the fourth quarter of each year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the segment’s fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, the number of homebuilding facilities in operation, current industry and economic conditions, historical results, and inflation. In 2003, the Company recorded retail goodwill impairment charges of $34.2 million.

Amortizable Intangible Assets

Amortizable intangible assets were acquired during 2005 in connection with the acquisition of the New Era group and, at December 31, 2005, consisted of $2.8 million for trade names and $1.1 million for customer relationships, net of accumulated amortization of $0.1 million each. All amortizable intangible assets were assigned to the manufacturing segment. Trade names were valued based upon the royalty-saving method and customer relationships were valued based upon the excess earnings method. The straight-line amortization periods to be used are 15 years for trade names and seven years for customer relationships, resulting in annual amortization expense of $0.4 million from 2006 through 2010. Amortization expense was $0.2 million in 2005.

Unconsolidated Subsidiaries

The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company’s net investment in its unconsolidated subsidiaries totaled $3.0 million and $3.3 million at December 31, 2005 and January 1, 2005, respectively. Equity method pretax losses from these companies totaled $0.4 million in 2005, $0.4 million in 2004, and $0.4 million in 2003 and were recorded in SG&A.

Deferred Expenses

Debt issuance costs and deferred financing costs are classified as non-current assets on the balance sheet and amortized over the life of the related debt or credit facility using the straight-line method since minimal or no installment payments are required. Original issue discount related to the Company’s Senior Notes is amortized using the interest method. Upon retirement of any of the related debt, a proportional share of debt issuance costs and original issue discount is expensed.

Warranty Obligations

The Company’s manufacturing operations generally provide the retail homebuyer or the builder/developer with a twelve-month warranty from the date of respective purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the twelve-month warranty period, and the historical average costs incurred to service a home.

Dealer Volume Rebates

The Company’s manufacturing operations sponsor volume rebate programs under which sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

Accrued Self-Insurance

The Company is self-insured for a significant portion of its workers’ compensation, general and products liability, auto liability, health and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and claims incurred but not yet reported.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. In 2002, the Company provided a 100% valuation allowance for its deferred tax assets. Deferred tax assets will continue to require a 100% valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors. The Company’s deferred tax assets and liabilities pertaining to tax-deductible goodwill are determined on an aggregate basis versus an acquisition-by-acquisition basis. When future tax deductions result in a net deferred

tax liability for tax-deductible goodwill, in the absence of the reversal of the valuation allowance for deferred tax assets, this deferred tax liability will be established through a deferred tax provision.

Derivative Instruments

The Company generally does not utilize derivative instruments. However, during the past three years, the Company had an outstanding common stock warrant for 2.2 million shares that was accounted for as a derivative instrument. The obligation under this warrant was recorded at its estimated fair market value which resulted in a credit of $4.3 million during 2005 and charges totaling $5.5 million in 2004 and $3.3 million in 2003. During 2005, the Company purchased and subsequently cancelled the warrant for $4.5 million cash.

Reclassifications

Certain items in the prior years’ financial statements have been reclassified or revised to conform to the current year presentation.

Stock-Based Compensation Programs

In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. Under previous practice stock-based employee compensation programs could be accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and disclosures made for share-based compensation as if accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123(R), a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. The Company early adopted SFAS No. 123(R) in the fourth quarter of 2005, effective January 2, 2005 using the modified prospective method of transition. The cumulative effect of the accounting change at January 2, 2005 of $0.2 million (income) was included in selling, general, and administrative expenses and was insignificant to income from continuing operations, income before income taxes, net income, cash flow from operations and diluted earnings per share for 2005.

Under APB Opinion No. 25, no expense was recorded for stock options with an option price of grant date market value. The effect of expensing stock options under SFAS No. 123(R) in 2005 was less than $0.01 per diluted share. Under APB Opinion No. 25, awards of performance shares and restricted stock were accounted for by valuing unvested shares expected to be earned at fair market value. Under SFAS No. 123(R), awards of performance shares and restricted stock are accounted for by valuing unvested shares expected to be earned at grant date market value.

In previous years, the Company accounted for its stock-based employee compensation programs under APB Opinion No. 25. Additional disclosures and pro forma information required by SFAS No. 123(R) follow. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the requirements of SFAS No. 123(R), pro forma net income (loss) per share and stock-based compensation expense would have been as indicated below for the years ended January 1, 2005 and January 3, 2004:

	2004	2003
	(In millions, except per share amounts)
Net income (loss) – as reported	$17.0	$(103.1)
Net income (loss) – pro forma	16.5	(103.5)
Basic income (loss) per share – as reported	0.21	(1.86)
Diluted income (loss) per share – as reported	0.21	(1.86)
Basic income (loss) per share – pro forma	0.21	(1.87)
Diluted income (loss) per share – pro forma	0.20	(1.87)
Stock-based employee compensation expense,
Net of related tax effects – as reported	2.1	2.8
Stock-based employee compensation expense,
Net of related tax effects – pro forma	$2.6	$3.2

SFAS No. 123(R) pro forma stock –based compensation costs for 2004 and 2003 were reduced by the reversal of prior years pro forma stock-based compensation costs totaling $0.3 million and $0.9 million, respectively, for forfeitures of unvested options and awards during the year. In determining the pro forma amounts in accordance with SFAS No. 123(R), the fair value of each stock option grant or award is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004 and 2003:

	2004	2003
Risk free interest rate	5.1%	2.8%
Expected life (years)	4.0	4.0
Expected volatility	50%	50%
Expected dividend	—	—

The weighted average per share fair value of stock options granted during 2004 and 2003 was $4.90 and $1.53, respectively, for options granted at market value. No stock options were granted in 2005.

Year End

The Company’s fiscal year is a 52 or 53 week period that ends on the Saturday nearest December 31. Fiscal years 2005 and 2004 were each comprised of 52 weeks. The year ended January 3, 2004 (fiscal year 2003) was comprised of 53 weeks.

NOTE 2 – New Era Group Acquisition

On August 8, 2005, pursuant to three separate asset purchase agreements, the Company acquired the assets and business of New Era Building Systems, Inc. and its affiliates, Castle Housing of Pennsylvania, Ltd. and Carolina Building Solutions, L.L.C. (collectively, "the New Era group"), modular homebuilders, for aggregate cash consideration of $41.4 million plus the assumption of certain current liabilities, including trade payables, assumed contracts, and working capital lines of credit. These lines of credit, totaling $8.2 million, were subsequently retired. This acquisition expanded the Company’s presence in the modular homebuilding industry.

The results of operations of the New Era group from the acquisition date to December 31, 2005 are included in the Company’s results from continuing operations and in its manufacturing segment for the year ended December 31, 2005.

Goodwill and amortizable intangible assets recognized in the transactions amounted to $31.6 million, substantially all of which is expected to be fully deductible for tax purposes. All of the goodwill and amortizable intangible assets were assigned to the manufacturing segment. As of December 31, 2005, intangible assets resulting from the purchase consisted of $2.9 million for trade names, $1.2 million for customer relationships, and $27.5 million for non-amortizable goodwill.

An unaudited condensed balance sheet of the acquired businesses at August 8, 2005 is as follows:

August 8, 2005
(in millions)
Current assets	$18.6
Property, plant, and equipment, net	12.2
Goodwill	27.5
Amortizable intangible assets, net	4.1
Other non-current assets	0.3
Total assets	$62.7

Current liabilities	$21.3

Net assets of acquired businesses	$41.4

The following table includes the unaudited pro forma combined results as if Champion had acquired the New Era group as of the beginning of the periods presented, instead of August 8, 2005.

	Unaudited
	Year Ended
	December 31, 2005	January 1, 2005
	(in thousands)
Net sales	$1,341,610	$1,127,494
Net income	38,758	21,082
Diluted income per share	$0.49	$0.26

The pro forma results include amortization of the intangibles presented above. The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been completed as of the beginning of each of the fiscal periods presented, nor are they indicative of future consolidated results.

NOTE 3 – Discontinued Operations

Discontinued operations consist of the retail operations closed or sold during 2005 and 2004 that have been reclassified in 2005 as discontinued operations for the periods presented and the Company’s former consumer finance business which was exited in 2003.

The loss from discontinued operations for the years ended December 31, 2005, January 1, 2005, and January 3, 2004 is summarized below:

	2005	2004	2003
	(in thousands)
Loss from retail operations	$(4,334)	$(7,322)	$(3,828)
(Loss) income from consumer finance business	(49)	1,197	(19,814)
Total loss from discontinued operations	$(4,383)	$(6,125)	$(23,642)

The assets and liabilities of discontinued operations consisted of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
Assets:
Accounts receivable, trade	$36	$598
Inventories	1,279	33,964
Other current assets	521	901
Current assets of discontinued operations	1,836	35,463
Property and equipment, net	430	5,064
Other non-current assets	1,796	2,683
Non-current assets of discontinued operations	2,226	7,747

Liabilities:
Floor plan payable	$—	$11,835
Accounts payable	359	2,043
Other current liabilities	2,920	9,533
Current liabilities of discontinued operations	3,279	23,411
Long-term liabilities	—	432

Discontinued retail operations

Loss from discontinued retail operations included operating losses of $2.3 million, $5.2 million and $3.8 million for 2005, 2004 and 2003, respectively, including restructuring charges totaling $1.7 million in 2004 for closures of sales centers. Loss from discontinued retail operations also included net losses of $2.0 million and $2.1 million for 2005 and 2004, respectively, for sales centers sold or to be sold, including restructuring charges totaling $1.8 million in 2004. In connection with the disposals of retail businesses during 2005 and 2004, intercompany manufacturing profit of $2.4 million and $1.7 million, respectively, was recognized in the consolidated statement of operations as a result of the liquidation of retail inventory, which is not classified as discontinued operations. Retail assets sold in 2005 and 2004 consisted primarily of new home inventory, other inventory and property and equipment. During 2005, the aggregate sale price for the sale of the 42 sales centers and other retail assets was cash of approximately $31.0 million and the buyers’ assumption of certain liabilities totaling approximately $3.5 million. In connection with these sales, the Company paid down $10.9 million of floor plan borrowings. During 2004, nine traditional sales centers and four other sales locations were sold for net cash proceeds of $6.8 million and the buyers assumption of liabilities of $0.6 million. During 2005, 2004, and 2003, the discontinued retail operations had net sales of approximately $26 million, $136, million and $137 million, respectively.

Discontinued consumer finance business

The income from the consumer finance business recorded in 2004 primarily resulted from the settlement of contractual obligations that were accrued as part of the loss on discontinuance in 2003. The loss on discontinuance of the consumer finance business in 2003 included a goodwill impairment charge of $4.1 million as well as fixed asset impairment charges, severance costs and accruals for the estimated costs associated with the termination of operating leases and other contracts. Approximately 30 employees were terminated as a result of the discontinuance. Net revenues for the financial services business were $2.3 million for the year ended January 3, 2004. During 2003, the Company sold substantially all the consumer loans that had been originated. Loans with face value of $86.7 million were sold for gross proceeds of approximately $79.3 million, providing net cash of $27.0 million after paydown of associated warehouse borrowings. During 2003, the Company originated $35.8 million of loans.

NOTE 4 – Income Taxes

Pretax income (loss) from continuing operations for the fiscal years ended December 31, 2005, January 1, 2005, and January 3, 2004 was taxed under the following jurisdictions:

	2005	2004	2003
	(In thousands)

Domestic	$38,336	$8,982	$(88,138)
Foreign	7,152	4,154	3,196
Total pretax income (loss) from continuing operations	$45,488	$13,136	$(84,942)

        The income tax provision (benefit) for continuing operations follows:

	2005	2004	2003
	(In thousands)
Current
U.S. Federal	$800	$(12,000)	$(7,000)
Foreign	2,200	2,000	1,300
State	300	—	200
Total current	3,300	(10,000)	(5,500)
Deferred
U.S. Federal	—	—	—
Foreign	—	—	—
State	—	—	—
Total deferred	—	—	—
Total (benefit) provision	$3,300	$(10,000)	$(5,500)

The income tax provisions (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) from continuing operations and discontinued operations as a result of the following differences:

	2005	2004	2003
	(In thousands)
Continuing operations
Statutory U.S. tax rate	$15,900	$4,600	$(29,700)
(Decrease) increase in rate resulting from:
Warrant mark-to-market and other permanent differences	(1,500)	2,000	1,200
Deferred tax valuation allowance	(14,200)	(17,600)	21,400
Decrease in allowance for tax adjustments	—	(12,000)	(3,700)
State tax net operating loss	2,000	4,500	(3,500)
Nondeductible goodwill impairment	—	7,500	3,400
Other	1,100	1,000	5,400
Total income tax expense (benefit)	$3,300	$(10,000)	$(5,500)

	2005	2004	2003
Discontinued operations	(In thousands)
Statutory U.S. tax rate	$(1,500)	$(2,100)	$(8,300)
Increase in rate resulting from:
Deferred tax valuation allowance	1,500	2,100	8,300
Total income tax	$—	$—	$—

The income tax provision in 2005 includes $0.8 million of U.S. federal income tax on dividends paid by a Canadian subsidiary. The 2004 tax benefit included a $12.0 million current federal tax benefit from a reduction in the allowance for tax adjustments as a result of the finalization of certain tax examinations. The 2003 tax benefit included a $3.3 million current federal tax benefit resulting from the receipt of tax refunds totaling $63.5 million in 2003 that exceeded the total amount estimated at December 28, 2002. Additionally, in 2003 the Company recorded current federal tax benefits of $3.7 million as a result of federal tax audits completed in 2003.

SFAS No. 109, “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the absence of specific favorable factors, application of SFAS No. 109 requires a 100% valuation allowance for any net deferred tax asset when a company has cumulative financial accounting losses, excluding unusual items, over several years. The Company incurred pretax losses from continuing operations in 2000 through 2002 totaling $457 million, including goodwill impairment charges of $287 million. During 2000 through 2002, the manufactured housing industry and the Company were challenged by limited availability of consumer financing, high consumer repossession levels, reductions in wholesale floor plan lending availability and an uncertain economic outlook resulting in a continued decline in retail sales and manufacturing shipments. Accordingly, after consideration of these factors, the Company provided a 100% valuation allowance for its deferred tax assets in 2002. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. During 2005 and 2004, the Company had U.S. pretax income totaling approximately $37 million for financial reporting purposes and expects to be profitable in 2006. Depending on the level of U.S. pretax income in 2006 and expectation of future profitability, it is possible that all of the then remaining deferred tax asset valuation allowance will be reversed to income during 2006 or 2007.

As of December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $130 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2025. Additionally, as a result of the sale of our remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses will become available in 2006, upon completion of certain disposal activities. Approximately $16.0 million of the U.S. federal net operating loss carryforward is due to tax deductions related to stock option exercises, the benefit of which, when recognized, will result in an increase to shareholders’ equity – capital in excess of par value.

The Company has available state net operating loss carryforwards of approximately $156 million for tax purposes to offset future state taxable income and which expire in 2016 through 2025.

Discontinued operations were taxed domestically. No net tax benefits were recorded for discontinued operations for 2005, 2004, and 2003 because the tax benefits of the pretax losses were entirely offset by the deferred tax asset valuation allowance. Deferred tax assets and liabilities are comprised of the following as of December 31, 2005 and January 1, 2005:

	2005	2004
	(In thousands)
Assets
Federal net operating loss carryforwards	$46,800	$41,700
Goodwill	6,400	20,200
Warranty reserves	15,500	15,200
Insurance reserves	17,600	15,700
Fixed asset impairments	7,800	11,400
State net operating loss carryforwards	11,200	11,600
Employee compensation	5,300	5,200
Volume rebates	3,800	3,500
Inventory reserves	700	1,500
Other	4,700	5,300
Gross deferred tax assets	119,800	131,300

Liabilities
Depreciation	2,400	3,500
Prepaid expenses	1,000	1,100
Canadian withholding	400	900
Gross deferred tax liabilities	3,800	5,500

Valuation allowance	(116,000)	(125,800)

Net deferred tax assets	$—	$—

NOTE 5 - Inventories

A summary of inventories by component at December 31, 2005 and January 1, 2005 follows:
	December 31,	January 1,
	2005	2005
	(In thousands)
New manufactured homes	$36,843	$18,749
Raw materials	41,525	30,908
Work-in-process	10,621	7,166
Other inventory	19,661	14,793
	$108,650	$71,616

Other inventory consists of payments made for manufactured housing communities park spaces and related improvements.

NOTE 6 – Debt

Long-term debt consisted of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
7.625% Senior Notes due 2009	$89,273	$89,273
Term Loan due 2012	99,750	—
11.25% Senior Notes due 2007	—	97,510
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,539	1,808
Total debt	202,992	201,021
Less: Current portion of long-term debt	(1,265)	(263)
Long-term debt	$201,727	$200,758

On October 31, 2005, the Company entered into a Senior Secured Credit Agreement (the “Credit Agreement”), with various financial institutions. The Credit Agreement provides a credit facility that replaces the Company’s 11.25% Senior Notes due 2007 (the “2007 Senior Notes”) and its previous $75 million revolving credit facility. The Credit Agreement represents a new $200 million senior secured credit facility comprised of a $100 million term loan, a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of December 31, 2005 there was $99.8 million of term debt and no borrowings under the line of credit outstanding, and $58.6 million of letters of credit issued under the facility. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company.

The interest rate for borrowings under the term loan is currently a LIBOR based rate (4.39% at December 31, 2005) plus 2.5%. The maturity date for each of the term loan, the revolving line of credit and the letter of credit facility is October 31, 2012, unless, as of February 3, 2009, more than $25 million in aggregate principal amount of the Company’s 7.625% Senior Notes due 2009 are outstanding, then the maturity date will be February 3, 2009.

The Credit Agreement contains affirmative and negative covenants. Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined) of no more than 4.0 to 1, for the fourth fiscal quarter of 2005 and the first and second fiscal quarters of 2006, 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of Total Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Company is also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA for the four-quarter period then ended to its Cash Interest Expense (as defined) over the same four-quarter period. In addition, beginning with the fiscal year ending December 30, 2006, annual mandatory prepayments are required should the Company generate Excess Cash Flow (as defined). As of December 31, 2005, the Company was in compliance with all Credit Agreement covenants.

Letter of credit fees are 2.6% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.

On October 31, 2005, the Company completed its previously announced tender offer and consent solicitation for its outstanding Senior Notes due 2007, pursuant to which $82.4 million principal amount of 2007 Senior Notes were tendered. The remaining $6.0 million of Senior Notes due 2007 were redeemed in the quarter ended December 31, 2005, via provisions in the 2007 Senior Note indenture. Funding for the tender offer and consent solicitation, as well as the redemption of the remaining 2007 Notes, was provided by the proceeds of the new $100 million term loan. The fourth quarter retirement of the $88.4 million of Senior Notes due 2007 for cash payments totaling $96.4 million resulted in a pretax loss on debt retirement of $9.0 million.

During the quarter ended July 2, 2005, the Company purchased and retired $9.1 million of its Senior Notes due 2007 in exchange for cash payments of $9.9 million, resulting in a pretax loss of $0.9 million. During 2004, the Company purchased and retired $13.5 million of its Senior Notes due 2007 in exchange for 2.2 million shares of the Company’s common stock, resulting in a pretax loss of $2.7 million. During 2003, the Company purchased and retired $39.0 million of its Senior Notes due 2007 in exchange for cash payments of $13.2 million and 3.8 million shares of Company common stock, resulting in a pretax 1oss of $2.7 million. Also during the first quarter of 2004, the Company repaid a $5.7 million obligation under an industrial revenue bond, resulting in a pretax loss of $0.1 million.

The Senior Notes due 2009 are secured equally and ratably with the $200 million senior credit facility dated October 31, 2005. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants, which, among other things, limit the Company’s ability to incur additional indebtedness and incur liens on assets. During 2004, the Company purchased and retired $24.4 million of its Senior Notes due 2009 in exchange for cash payments of $10.4 million and 1.7 million shares of the Company’s common stock, resulting in no net gain or loss. During 2003, the Company purchased and retired $56.3 million of its Senior Notes due 2009 in exchange for cash payments of $22.6 million and 2.8 million shares of Company common stock, resulting in a pretax gain of $13.3 million.

NOTE 7 – Restructuring Charges

During 2005, the Company accrued additional warranty costs of $2.3 million for plants closed in prior periods due to unfavorable experience. During the fourth quarter of 2004, the Company closed 15 retail sales centers, closed one manufacturing facility for purposes of consolidating production at another facility, and recorded $6.5 million of restructuring charges. These restructuring actions were substantially completed during the first quarter of 2005. Retail restructuring charges in 2004 include fixed asset impairment charges of $0.6 million related to the planned sale of 13 retail sales centers during the first half of 2005. Manufacturing restructuring charges in 2004 also included a $1.0 million reduction of accrued warranty costs related to prior year closures due to better than expected loss experience.

In 2003, the Company closed and consolidated 40 retail sales centers and seven manufacturing facilities. Restructuring charges in 2003 also included additional warranty charges of $2.1 million for plants closed in prior periods.

In addition, in 2005, the Company sold 42 traditional sales centers and in 2004 the Company sold nine traditional sales centers and four other sales centers. The net proceeds for these sales approximated book value of the assets sold, net of related reserves for intercompany profit in inventory.

        Restructuring charges for the fiscal years ended January 1, 2005, and January 3, 2004 were as follows:

	2004	2003
	(In thousands)
Manufacturing restructuring charges
Fixed asset impairment charges	$2,500	$15,100
Inventory charges	500	1,000
Warranty costs	(1,000)	5,400
Severance costs	800	700
Other closing costs	—	600
Total manufacturing charges	2,800	22,800
Retail restructuring charges
Fixed asset impairment charges	1,400	1,900
Inventory charges	1,900	4,600
Lease termination costs	100	900
Severance costs	100	200
Other closing costs	—	1,700
Total retail charges	3,500	9,300
Intercompany profit elimination	(800)	(2,100)
	$5,500	$30,000

Inventory charges, net of intercompany profit elimination, and warranty costs were included in cost of sales while asset impairment charges, severance costs, lease termination costs and other closing costs were included in restructuring charges in the consolidated statements of operations. All retail restructuring charges recorded during 2004 are included in net loss from discontinued operations in the consolidated statements of operations. Retail restructuring charges in 2003 are included in continuing operations. Fixed asset and other asset impairment charges were non-cash charges. Inventory charges were generally realized through liquidation or disposal of the inventory in the year the charges were recorded, except for a portion of the 2004 reserves that was utilized during the first quarter of 2005.

Fixed asset impairment charges for closed manufacturing facilities were primarily based on appraised values and the Company’s estimates of net sales values for permanent closures and projected future cash flows for temporary closures. See Note 1 for additional discussion related to the accounting for idled manufacturing facilities.

Manufacturing inventory charges are for obsolescence related to the consolidation of product lines and models as a result of plant closings and the elimination of stock keeping units. Additional warranty costs were provided for expected higher costs to service homes after the closure of plants in certain areas. Manufacturing severance costs are related to the termination of substantially all the employees at the manufacturing facilities closed in the respective periods and include payments required under the Worker Adjustment and Retraining Notification Act made to hourly employees and severance payments to qualifying salaried employees. Approximately 200 and 1,000 employees were terminated at the manufacturing facilities closed during 2004 and 2003, respectively. Unpaid manufacturing severance costs at December 31, 2005 and January 1, 2005 were none and $0.8 million, respectively.

Retail fixed asset impairment charges were determined based on the expected sales proceeds for lots sold or to be sold and the net book value of sales centers abandoned or to be abandoned. Retail inventory charges represent estimated losses resulting from the wholesale liquidation of certain new home inventory and estimated lower of cost or market charges for inventory of land and park spaces and improvements at closed sales centers or lots to be sold. For purposes of reconciling 2005, 2004, and 2003 restructuring charges by segment, a credit (income) of $2.4 million, $1.7 million, and $2.1 million, respectively, resulted from the reduction in intercompany profit in inventory due to declining inventories at the retail segment as a result of the liquidation of inventory at sales centers closed or sold. Retail lease termination charges consist of accruals for future lease payments, net of estimated sublease income or settlements, for the termination of leases at vacated sales centers. Retail severance costs were related to the termination of qualifying employees. Approximately 370, 125, and 170 retail employees were terminated as a result of closures or sales of retail sales centers in 2005, 2004, and 2003, respectively. Unpaid retail severance costs were insignificant at the end of 2005, 2004, and 2003.

The following table provides information regarding activity for other restructuring reserves during 2005, 2004, and 2003.

	2005	2004		2003
	Prior	2004	Prior	2003	Prior
	Closures	Closures	Closures	Closures	Closures
	(In thousands)
Balance at beginning of year	$4,421	$—	$8,073	$—	$5,652
Additions charged (reversals credited) to earnings
Severance costs	(190)	900	(64)	900	—
Warranty costs	2,300	—	(1,000)	3,300	2,100
Lease termination costs	—	100	(114)	900	(354)
Other closing costs	(16)	—	—	2,300	—
Cash payments
Severance costs	(604)	(106)	(438)	(398)	(165)
Warranty costs	(1,060)	—	(2,234)	(710)	(1,802)
Lease termination costs	(16)	(84)	(448)	(712)	(1,638)
Other closing costs	(505)	—	(164)	(1,300)	—
Balance at end of year	$4,330	$810	$3,611	$4,280	$3,793

Year end balance comprised of
Warranty costs	$3,832	$—	$2,592	$2,590	$3,236
Other closing costs	498	810	1,019	1,690	557
	$4,330	$810	$3,611	$4,280	$3,793

Severance costs and other closing costs are generally paid within one year of the related closures. Most lease termination costs are paid within one year of the closures, but some are paid up to three years after the closures. Warranty costs are expected to be paid over a three-year period after the closures.

NOTE 8 – Goodwill

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

When estimating fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, number of homebuilding facilities in operation, current industry and economic conditions, historical results, and inflation. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future. Past evaluations of goodwill have resulted in significant retail impairment charges. The change in the carrying amount of goodwill for the fiscal years ended December 31, 2005 and January 1, 2005 follows:

Total
(In thousands)
Balance at January 3, 2004	$126,537
Foreign currency translation changes	54
Balance at January 1, 2005	126,591
New Era acquisition	27,554
Foreign currency translation changes	29
Balance at December 31, 2005	$154,174

During the fourth quarter of 2005, the Company performed its annual test for goodwill impairment and concluded no impairment of the carrying value of goodwill existed at December 31, 2005.

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

NOTE 9 – Redeemable Convertible Preferred Stock

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

During 2005, the Company recorded a mark-to-market credit of $4.3 million for the change in estimated fair value of the warrant. During 2004 and 2003, as a result of an increase in the Company’s common stock price, the Company recorded charges of $5.5 million and $3.3 million, respectively, for the change in estimated fair value of this warrant.

During 2003, the terms of the Series C preferred stock were amended to accelerate the modification of the conversion price to $5.66 and the preferred shareholder agreed to convert $16.25 million of the Series C preferred stock by March 12, 2003. Upon conversion, 2.9 million shares of common stock were issued. This amendment to the preferred stock terms was accounted for as an induced conversion, resulting in a charge to retained earnings of $3.5 million. Also during 2003, the preferred shareholder redeemed $5.0 million of Series B-1 preferred stock for 0.9 million shares of the Company’s common stock.

NOTE 10 – Earnings per Share

Earnings per share calculations for 2005 and 2004 include an allocation of income to participating securities pursuant to the provisions of EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The Company’s participating securities during 2005 and 2004 consisted of its convertible preferred stock and its common stock warrant. As a result of the repurchase and cancellation of the warrant and the conversion of all convertible preferred stock in April 2005, the Company’s participating securities have been eliminated for future periods.

The Company’s potentially dilutive securities consist of outstanding stock options and awards, deferred purchase price obligations, convertible preferred stock and common stock warrants. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. Outstanding stock options and deferred purchase price obligations were not considered in determining the denominator for diluted EPS for 2003 because the effect would have been antidilutive. The amount of potentially dilutive securities that were excluded from the determination of diluted EPS was 7 million shares in 2003. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	2005	2004	2003
	(in thousands)
Numerator
Net income (loss)	$37,805	$17,011	$(103,084)
Plus loss from discontinued operations	4,383	6,125	23,642
Less preferred stock dividends	(293)	(936)	(728)
Less amount allocated to participating securities holders	(1,025)	(1,413)	—
Less charge to retained earnings for induced conversion of preferred stock	—	—	(3,488)
Income (loss) from continuing operations available to common shareholders for basic and diluted EPS	40,870	20,787	(83,658)

Loss from discontinued operations available to common shareholders for basic and diluted EPS	(4,383)	(6,125)	(23,642)

Income (loss) available to common shareholders for basic and diluted EPS	$36,487	$14,662	$(107,300)

Denominator
Shares for basic EPS—weighted average shares outstanding	74,891	70,494	57,688
Plus effect of dilutive securities
Deferred purchase price obligations	—	530	—
Stock options and awards	1,143	958	—
Shares for diluted EPS	76,034	71,982	57,688

NOTE 11 – Shareholders’ Equity

The Company has 120 million shares of common stock authorized. In addition, there are 5 million authorized shares of preferred stock, without par value, the issuance of which is subject to approval by the Board of Directors. The Board has the authority to fix the number, rights, preferences and limitations of the shares of each series, subject to applicable laws and the provisions of the Articles of Incorporation. At January 1, 2005 the Company had 20,750 shares of cumulative convertible preferred stock issued and outstanding. See Note 10.

At January 1, 2005, the Company was obligated for a deferred purchase price liability totaling $2 million due in quarterly installments of $2 million without interest, and was payable, at the Company’s option, in cash or common stock. In January 2005, the final installment was paid by issuing 171,000 shares of common stock.

The four installments in 2004 were paid by issuing 0.9 million shares of Champion common stock.

NOTE 12 – Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments in accordance with SFAS No. 107, “Disclosure About Fair Value of Financial Instruments.” The following methodologies and assumptions were used by the Company to estimate its fair value disclosures for financial instruments. Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. The estimated fair values of all financial instruments approximate book values due to the instruments’ short term maturities or variable rates, except for the Company’s two issues of Senior Notes which were valued based upon trading activity and management’s estimates, and redeemable preferred stock which was based on redemption value.

The book value and estimated fair value of the Company’s financial instruments are as follows:

	December 31, 2005		January 1, 2005
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Cash and cash equivalents	$126,979	$126,979	$142,266	$142,266
Restricted cash	713	713	529	529
Floor plan payable	—	—	11,835	11,835
Term Loan due 2012	99,750	99,750	—	—
7.625% Senior Notes due 2009	89,273	89,496	89,273	90,717
11.25% Senior Notes due 2007	—	—	97,510	109,717
Other long-term debt	13,704	13,704	14,407	14,407
Redeemable convertible preferred stock	$—	$—	$20,750	$20,750

NOTE 13 – Contingent Liabilities

As is customary in the manufactured housing industry, a significant portion of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at December 31, 2005 was estimated to be approximately $260 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates which will not be paid. Losses incurred on homes repurchased totaled $0.3 million in 2005, $0.3 million in 2004, and $1.3 million in 2003.

The Company lowered its wholesale repurchase reserves by $1.0 million in both 2005 and 2004 as a result of reduced repurchases during the years and improved financial condition of its largest retailer. During the first quarter of 2003, wholesale repurchase reserves were increased $3.2 million in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. During 2003, the Company agreed to temporarily extend both repurchase terms and the timing of required principal curtailment payments by this independent retailer to respective floor plan lenders.

At December 31, 2005 the Company was contingently obligated for approximately $60.9 million under letters of credit, primarily comprised of $41.8 million to support insurance reserves, $12.6 million to support long-term debt and $1.5 million to secure surety bonds. Champion was also contingently obligated for $7.6 million under surety bonds, generally to support license and service bonding requirements. Approximately $55.9 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.

At December 31, 2005 certain of the Company’s subsidiaries were guarantors of $4.7 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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

NOTE 14 – Retirement Plans

The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing three months of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees’ contributions. Company contributions vest when made for employees with at least one full year of service. Company contributions made on behalf of employees with less than one full year of service vest on the employee’s first anniversary. Amounts expensed under these plans were $3.2 million in 2005, $3.1 million in 2004 and $3.4 million in 2003.

NOTE 15 – Stock Option and Stock-Based Incentive Plans

The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards, and other stock-based incentives were made available to certain employees, directors and others. Stock options were granted below, at, or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions.

The following table summarizes the changes in outstanding stock options during the last three years:

	Number of shares	Weighted average exercise price per share
	(In thousands)
Outstanding at December 28, 2002	7,560	$ 7.82
Granted	145	4.03
Exercised	(553)	3.76
Canceled or forfeited	(1,747)	9.12

Outstanding at January 3, 2004	5,405	7.72
Granted	100	9.73
Exercised	(1,959)	4.09
Forfeited	(457)	11.62

Outstanding at January 1, 2005	3,089	9.52
Exercised	(447)	5.43
Forfeited	(379)	15.30

Outstanding at December 31, 2005	2,263	$ 9.35

The following table summarizes information regarding stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number of shares (In thousands)	Weighted average life (Years)	Average exercise price per share	Number of shares (In thousands)	Average exercise price per share

$2.48 - $5.00	808	3.2	$ 2.82	688	$ 2.88
$5.01 - $10.00	589	4.2	8.20	571	8.19
$10.01 - $15.00	396	1.8	11.31	371	11.28
$15.01 - $26.81	470	2.1	20.41	469	20.41
	2,263	3.0	$ 9.35	2,099	$ 9.73

As of January 1, 2005, exercisable shares totaled 2,453,000 with a weighted average exercise price of $10.30 per share. As of January 3, 2004, exercisable shares totaled 3,925,000 with a weighted average exercise price of $8.17 per share.

The number of shares issued through non-employee director stock awards in 2005, 2004, and 2003, was 38,100, 27,206, and 27,200, respectively, with weighted average award date fair values per share of $10.00, $11.41, and $2.30, respectively.

In 2003, the Company granted 100,400 shares of non-vested common stock, with grant date fair values per share of $2.86. This grant is subject to a three-year cliff-vesting schedule. During 2005 and 2004, 28,800 shares and 22,100 shares, respectively, from similar grants in 2002 and 2001, respectively, vested and were issued. At December 31, 2005, there were 46,508 shares outstanding under these grants.

At December 31, 2005 there were 832,165 performance share awards outstanding. These shares will vest and be issued only if the participants remain employed by the Company and certain three-year performance targets are met for 2004 through 2006 and 2005 through 2007. During 2005 and 2004, performance shares totaling 376,899 and 106,204 were earned but are not yet vested. During 2005, performance shares totaling 249,000 were forfeited due to employee terminations or failure to attain the three-year performance targets.

At December 31, 2005 there were 41,110 shares of non-vested shares outstanding that were granted in 2004 with a grant date fair value of $9.73 and vest 33% per year subject to continued employment with the Company. Additionally, at December 31, 2005, there were 128,000 shares of restricted stock outstanding that were issued in 2004 with a grant date fair value of $11.75 and vest 20% per year over 5 years subject to continued employment with the Company.

There were 4.3 million, 0.4 million, and 3.1 million shares reserved for stock-based compensation grants and awards at December 31, 2005, January 1, 2005, and January 3, 2004, respectively.

NOTE 16 – Segment Information

The 66 traditional retail sales centers closed or sold in 2005 and 2004 along with their related administrative offices are reported as discontinued operations for all periods presented. Any retail sales centers closed, sold or disposed of in 2003 and prior years are reported as continuing operations for all periods presented. Continuing retail operations in 2005 and 2004 consist of the Company’s ongoing non-traditional California retail operations.

The Company currently operates principally in two segments in the manufactured housing industry: (1) manufacturing and (2) retail. The accounting policies of the segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.” Manufacturing segment sales to the retail segment and related manufacturing profits are included with the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between reportable operating segments are eliminated in consolidation. Each segment’s results include corporate office costs that are directly and exclusively incurred for the segment. General corporate expenses include the costs and equity method losses from development operations. In reconciling results by segment, the intercompany profit elimination represents the change in manufacturing segment gross profit in

Champion-produced inventory at Company-owned retailers. The Company has foreign operations consisting of two manufacturing facilities in western Canada. For each of the last three years, the total sales and total assets of these Canadian operations were less than 5% of the Company’s consolidated totals.

The Company evaluates the performance of its manufacturing and retail segments and allocates resources to them primarily based on income (loss) before interest, income taxes, and general corporate expenses, excluding goodwill impairment charges (“segment income (loss)”).

Reconciliations of segment sales to consolidated net sales, segment income (loss) to consolidated income (loss) from continuing operations before income taxes, segment depreciation expense to consolidated depreciation expense and segment capital expenditures to consolidated capital expenditures in 2005, 2004, and 2003, and segment assets to consolidated total assets as of December 31, 2005, January 1, 2005, and January 3, 2004 were as follows:

	2005	2004	2003
	(In thousands)
Net sales
Manufacturing net sales	$1,190,819	$1,002,164	$981,254
Retail net sales	135,371	110,024	130,366
Less: intercompany	(53,600)	(97,900)	(109,686)
Consolidated net sales	$1,272,590	$1,014,288	$1,001,934

Income (loss) from continuing operations before income taxes
Manufacturing segment income	$90,286	$59,731	$7,253
Retail segment income (loss)	8,167	5,506	(11,200)
General corporate expenses	(35,522)	(27,706)	(30,968)
Mark-to-market credit (charge) for common stock warrant	4,300	(5,500)	(3,300)
Goodwill impairment charges	—	—	(34,183)
(Loss) gain on debt retirement	(9,857)	(2,776)	10,639
Interest expense, net	(13,986)	(17,219)	(26,399)
Intercompany profit elimination	2,100	1,100	3,216
Consolidated income (loss) from continuing operations before income taxes	$45,488	$13,136	$(84,942)

Total assets
Manufacturing	$375,925	$275,368	$268,001
Retail	39,544	33,356	22,034
Corporate and developments	149,694	170,079	189,858
Discontinued operations	4,062	43,210	55,328
Intercompany elimination	(2,571)	(4,971)	(6,921)
Consolidated total assets	$566,654	$517,042	$528,300

Depreciation expense
Manufacturing	$9,876	$9,453	$12,312
Retail	155	165	493
Corporate and developments	554	583	775
Discontinued operations	278	1,194	1,623
Consolidated depreciation expense	$10,863	$11,395	$15,203

Capital expenditures
Manufacturing	$10,735	$7,187	$4,056
Retail	97	495	398
Corporate and developments	953	758	1,458
Discontinued operations	80	232	246
Consolidated capital expenditures	$11,865	$8,672	$6,158

For the year ended December 31, 2005, manufacturing segment income included $2.3 million of additional warranty costs for plants closed in previous years.

For the year ended January 1, 2005, manufacturing segment income included $2.8 million of restructuring charges. See Note 7 for a description of the restructuring charges.

For the year ended January 3, 2004, manufacturing segment income included $22.8 million of restructuring charges, and a $3.2 million increase in wholesale repurchase reserves in connection with the extension of repurchase terms to 24 months for certain national lenders and for the negative effects of market conditions on the Company’s largest independent retailer. Also, included in 2003 manufacturing results were $4.1 million of gains from the sale of idle facilities. Retail segment income in 2003 included $9.3 million of restructuring charges. General corporate expenses in 2003 included severance costs totaling $4.4 million related to the termination of certain executive officers.

All cash balances and refundable income tax balances are classified as corporate assets. Restricted cash balances of $0.7 million, $0.5 million, and $8.3 million at December 31, 2005, January 1, 2005, and January 3, 2004, respectively, are classified as corporate assets. Retail floor plan interest expense not included in retail segment loss totaled $1.4 million in 2003.

NOTE 17 - Leases

The Company’s retail sales locations, certain of its other facilities, and certain manufacturing equipment are leased under terms that generally range from monthly to five years. Rent expense was $4.4 million in 2005, $6.0 million in 2004, and $7.6 million in 2003. Some of the real property leases have renewal options or escalation clauses.

Future minimum lease payments under operating leases totaled $12.3 million at December 31, 2005 as follows: $3.4 million in 2006, $2.7 million in 2007, $1.0 million in 2008, $0.7 million in 2009, $0.5 million in 2010, and $4.0 million thereafter.

NOTE 18 – Accrued Product Warranty Obligations

The following table summarizes the changes in accrued product warranty obligations during the last three years. A portion of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet.

Accrued Warranty Obligation
(In thousands)
Reserves at December 28, 2002	$49,639
Warranty expense provided	51,389
Reserve adjustment for closed plants	5,400
Cash warranty payments	(59,370)

Reserves at January 3, 2004	47,058
Warranty expense provided	46,822
Reserve adjustment for closed plants	(1,000)
Cash warranty payments	(52,829)

Reserves at January 1, 2005	40,051
Warranty expense provided	47,855
Warranty reserves from acquisition	1,783
Reserve adjustment for closed plants	2,300
Cash warranty payments	(51,980)

Reserves at December 31, 2005	$40,009

NOTE 19 – Non-Cash Transactions

In 2005, the Company issued 0.2 million shares of common stock in payment of $2.0 million of deferred purchase price obligations.

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

NOTE 20 – Subsequent Event

On February 27, 2006, The Comapny announced that it had entered into an agreement to acquire United Kingdom-based Calsafe Group (Holdings) Ltd. and its operating subsidiary Caledonian Building Systems, a leading modular manufacturer, for approximately $110 million. The transaction will be financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in Champion’s credit facility, and cash. A portion of the purchase price will be earned upon the achievement of certain financial benchmarks over the next four years. The transaction is expected to close at or near the end of Champion’s first fiscal quarter. Caledonian constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. The company recorded revenues of approximately $150 million over the last twelve months. Caledonian’s steel-framed modular technology allows for multi-story construction, a key advantage over North American wood-framed construction techniques.

NOTE 21 – Subsidiaries’ Guaranty of Indebtedness

Substantially all domestic operating subsidiaries of the Company are guarantors of the Term Loan due 2012 and the Senior Notes due 2009. The non-guarantor subsidiaries primarily include the Company’s foreign operations, its development company, and closed or discontinued retail and manufacturing subsidiaries.

Separate financial statements for each guarantor subsidiary are not included in this filing because each guarantor subsidiary is 100%-owned and the guarantees are full and unconditional, as well as joint and several, for the Senior Notes due 2009 and for the Term Loan due 2012. There were no significant restrictions on the ability of the parent company or any guarantor subsidiary to obtain funds from its subsidiaries by dividend or loan.

The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company (“Parent”), as parent, as if it accounted for its subsidiaries on the equity method; (ii) the guarantor subsidiaries, and (iii) the non-guarantor subsidiaries.

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2005

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$1,268,657	$57,533	$(53,600)	$1,272,590

Cost of sales	—	1,062,183	49,266	(55,700)	1,055,749

Gross margin	—	206,474	8,267	2,100	216,841

Selling, general, and administrative expenses	442	145,240	6,128	—	151,810
Mark-to-market credit for common stock warrant	(4,300)	—	—	—	(4,300)
Loss on debt retirement	—	9,857	—	—	9,857

Operating income	3,858	51,377	2,139	2,100	59,474

Interest income	6,860	9,660	574	(13,382)	3,712
Interest expense	(6,860)	(24,219)	(1)	13,382	(17,698)

Income from continuing operations before income taxes	3,858	36,818	2,712	2,100	45,488

Income tax expense	—	1,100	2,200	—	3,300

Income from continuing operations	3,858	35,718	512	2,100	42,188

Loss from discontinued operations	—	—	(4,383)	—	(4,383)

Income (loss) before equity in income (loss) of consolidated subsidiaries	3,858	35,718	(3,871)	2,100	37,805
Equity in income (loss) of consolidated subsidiaries	31,847	(3,871)	—	(27,976)	—
Net income (loss)	$35,705	$31,847	$(3,871)	$(25,876)	$37,805

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
	(In thousands)
Current assets
Cash and cash equivalents	$—	$117,684	$9,295	$—	$126,979
Restricted cash	—	513	200	—	713
Accounts receivable, trade	—	51,996	9	(2,859)	49,146
Inventories	—	108,387	2,663	(2,400)	108,650
Current assets of discontinued operations	—	—	1,836	—	1,836
Other current assets	—	10,157	675	—	10,832
Total current assets	—	288,737	14,678	(5,259)	298,156

Property, plant, and equipment, net	—	86,484	4,689	—	91,173
Goodwill	—	153,337	837	—	154,174
Investment in consolidated subsidiaries	14,796	472,921	6,790	(494,507)	—
Non-current assets of discontinued operations	—	—	2,226	—	2,226
Other non-current assets	524	12,820	7,581	—	20,925
	$15,320	$1,014,299	$36,801	$(499,766)	$566,654
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$29,547	$2,028	$(2,460)	$29,115
Accrued warranty obligations	—	31,970	1,539	—	33,509
Accrued volume rebates	—	30,118	2,938	—	33,056
Current liabilities of discontinued operations	—	—	3,279	—	3,279
Other current liabilities	861	83,322	2,949	—	87,132
Total current liabilities	861	174,957	12,733	(2,460)	186,091

Long-term liabilities
Long-term debt	89,273	112,454	—	—	201,727
Other long-term liabilities	—	31,408	123	—	31,531
	89,273	143,862	123	—	233,258
Intercompany balances	(210,222)	608,493	(62,031)	(336,240)	—

Shareholders’ equity
Common stock	76,045	41	25	(66)	76,045
Capital in excess of par value	192,905	243,844	704,926	(948,770)	192,905
Accumulated deficit	(133,542)	(156,862)	(619,229)	787,770	(121,863)
Accumulated other comprehensive loss	—	(36)	254	—	218
Total shareholders’ equity	135,408	86,987	85,976	(161,066)	147,305
	$15,320	$1,014,299	$36,801	$(499,766)	$566,654

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated
		(In thousands)
Net cash (used for) provided by operating activities	$(336)	$51,321	$(12,412)$	(167	) $	38,406

Net cash provided by discontinued operations	—	—	15,438	—		15,438

Cash flows from investing activities
Acquisition of New Era group	—	(41,416)	—	—		(41,416)
Additions to property plant and equipment	—	(11,228)	(557)	—		(11,785)
Investments in and advances to unconsolidated subsidiaries	—	—	(104)	—		(104)
Investments in and advances to consolidated subsidiaries	2,789	11,553	(14,028)	(314)		—
Proceeds on disposal of fixed assets	—	4,961	615	—		5,576
Net cash provided by (used for) investing activities	2,789	(36,130)	(14,074)	(314)		(47,729)

Cash flows from financing activities
Decrease in short-term debt, net	—	(8,195)	—	—		(8,195)
Decrease in other long- term debt	—	(687)	—	—		(687)
Proceeds from Term Loan	—	100,000	—	—		100,000
Purchase of Senior Notes	—	(106,316)	—	—		(106,316)
Purchase of common stock warrant	(4,500)	—	—	—		(4,500)
Deferred financing costs	—	(3,567)	—	—		(3,567)
Increase in restricted cash	—	(184)	—	—		(184)
Common stock issued, net	2,340	—	—	—		2,340
Dividends paid on preferred stock	(293)	—	—	—		(293)
Net cash (used for) financing activities	(2,453)	(18,949)	—	—		(21,402)

Net decrease in cash and cash equivalents	—	(3,758)	(11,048)	(481)		(15,287)
Cash and cash equivalents at beginning of period	—	121,442	20,343	481		142,266
Cash and cash equivalents at end of period	$—	$117,684	$9,295	$—		$126,979

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Year Ended January 1, 2005

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$1,039,022	$73,166	$(97,900)	$1,014,288

Cost of sales	—	879,893	62,368	(99,000)	843,261

Gross margin	—	159,129	10,798	1,100	171,027

Selling, general, and administrative expenses	(220)	119,754	9,562	—	129,096
Mark-to-market charge for common stock warrant	5,500	—	—	—	5,500
Restructuring charges	—	—	3,300	—	3,300
Loss on debt retirement	12	2,764	—	—	2,776

Operating (loss) income	(5,292)	36,611	(2,064)	1,100	30,355

Interest income	7,308	8,698	215	(14,596)	1,625
Interest expense	(7,308)	(26,132)	—	14,596	(18,844)

(Loss) income from continuing operations before income taxes	(5,292)	19,177	(1,849)	1,100	13,136

Income tax (benefit) expense	—	(12,000)	2,000	—	(10,000)

(Loss) income from continuing operations	(5,292)	31,177	(3,849)	1,100	23,136

Loss from discontinued operations	—	—	(6,125)	—	(6,125)

(Loss) income before equity in income (loss) of consolidated subsidiaries	(5,292)	31,177	(9,974)	1,100	17,011
Equity in income (loss) of consolidated subsidiaries	21,203	(9,974)	—	(11,229)	—
Net income (loss)	$15,911	$21,203	$(9,974)	$(10,129)	$17,011

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of January 1, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
	(In thousands)
Current assets
Cash and cash equivalents	$—	$121,442	$20,343	$481	$142,266
Restricted cash	—	310	219	—	529
Accounts receivable, trade	—	22,463	1,863	(2,207)	22,119
Inventories	—	70,517	4,799	(3,700)	71,616
Current assets of discontinued operations	—	—	35,463	—	35,463
Other current assets	—	13,241	616	(322)	13,535
Total current assets	—	227,973	63,303	(5,748)	285,528

Property, plant, and equipment, net	—	75,975	4,982	—	80,957
Goodwill	—	125,783	808	—	126,591
Investment in consolidated subsidiaries	1,407	411,855	6,819	(420,081)	—
Non-current assets of discontinued operations	—	—	7,747	—	7,747
Other non-current assets	692	7,655	7,872	—	16,219
	$2,099	$849,241	$91,531	$(425,829)	$517,042
Liabilities, Redeemable Convertible Preferred Stock and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$13,093	$1,245	$(519)	$13,819
Accrued warranty obligations	—	30,076	3,475	—	33,551
Accrued volume rebates	—	27,049	3,285	(100)	30,234
Current liabilities of discontinued operations	—	—	23,411	—	23,411
Other current liabilities	755	73,201	1,609	(222)	75,343
Total current liabilities	755	143,419	33,025	(841)	176,358

Long-term liabilities
Long-term debt	89,273	111,485	—	—	200,758
Long-term liabilities of discontinued operations	—	—	432	—	432
Other long-term liabilities	8,800	32,500	144	—	41,444
	98,073	143,985	576	—	242,634
Intercompany balances	(185,260)	465,038	56,375	(336,153)	—

Redeemable convertible preferred stock	20,750	—	—	—	20,750
Shareholders’ equity
Common stock	72,358	41	26	(67)	72,358
Capital in excess of par value	164,377	243,844	606,742	(850,586)	164,377
Accumulated deficit	(168,954)	(147,050)	(605,189)	761,818	(159,375)
Accumulated other comprehensive loss	—	(36)	(24)	—	(60)
Total shareholders’ equity	67,781	96,799	1,555	(88,835)	77,300
	$2,099	$849,241	$91,531	$(425,829)	$517,042

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 1, 2005

		Guarantor		Non-guarantor	Consolidating
	Parent	Subsidiaries		Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net cash provided by (used for) operating activities	$5,396	$(6,205	) $	(6,548)$	38	$(7,319)

Net cash used for discontinued operations	—	—		(1,976)	—	(1,976)

Cash flows from investing activities
Additions to property plant and equipment	—	(7,968)		(472)	—	(8,440)
Investments in and advances to unconsolidated subsidiaries	—	—		(208)	—	(208)
Investments in and advances to consolidated subsidiaries	(14,100)	3,546		10,111	443	—
Proceeds on disposal of fixed assets	—	1,024		2,694	—	3,718
Net cash (used for) provided by investing activities	(14,100)	(3,398)		12,125	443	(4,930)

Cash flows from financing activities
Decrease in short-term debt, net	—	—		(29)	—	(29)
Decrease in other long- term debt	—	(5,940)		—	—	(5,940)
Purchase of Senior Notes	(10,395)	—		—	—	(10,395)
Decrease in restricted cash	—	7,888		—	—	7,888
Preferred stock issued, net	12,000	—		—	—	12,000
Common stock issued, net	7,777	—		—	—	7,777
Dividends paid on preferred stock	(678)	—		—	—	(678)
Net cash provided by (used for) financing activities	8,704	1,948		(29)	—	10,623

Net (decrease) increase in cash and cash equivalents	—	(7,655)		3,572	481	(3,602)
Cash and cash equivalents at beginning of period	—	129,097		16,771	—	145,868
Cash and cash equivalents at end of period	$—	$121,442		$20,343	$481	$142,266

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Year Ended January 3, 2004

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$944,669	$166,951	$(109,686)	$1,001,934

Cost of sales	—	822,300	156,820	(113,100)	866,020

Gross margin	—	122,369	10,131	3,414	135,914

Selling, general, and administrative expenses	—	116,105	30,210	198	146,513
Mark-to-market charge for common stock warrant	3,300	—	—	—	3,300
Goodwill impairment charge	—	—	34,183	—	34,183
Restructuring charges	—	8,000	13,100	—	21,100
(Gain) loss on debt retirement	(13,282)	2,643	—	—	(10,639)

Operating income (loss)	9,982	(4,379)	(67,362)	3,216	(58,543)

Interest income	11,046	13,439	205	(23,499)	1,191
Interest expense	(11,046)	(38,354)	(1,689)	23,499	(27,590)

Income (loss) from continuing operations before income taxes	9,982	(29,294)	(68,846)	3,216	(84,942)

Income tax expense (benefit)	403	(5,500)	(403)	—	(5,500)

Income (loss) from continuing operations	9,579	(23,794)	(68,443)	3,216	(79,442)

Loss from discontinued operations	—	—	(21,485)	(2,157)	(23,642)

Income (loss) before equity in loss of consolidated subsidiaries	9,579	(23,794)	(89,928)	1,059	(103,084)
Equity in loss of consolidated subsidiaries	(113,722)	(89,928)	—	203,650	—
Net loss	$(104,143)	$(113,722)	$(89,928)	$204,709	$(103,084)

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 3, 2004

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(In thousands)
Net cash (used for) provided by operating activities	$(970)	$109,831	$(38,462)$	816	$71,215

Net cash (used for) provided by discontinued operations	—	—	(12,174)	144	(12,030)

Cash flows from investing activities
Additions to property plant and equipment	—	(5,440)	(472)	—	(5,912)
Investments in and advances to unconsolidated subsidiaries	—	—	(501)	—	(501)
Investments in and advances to consolidated subsidiaries	23,280	(77,897)	55,577	(960)	—
Proceeds on disposal of fixed assets	—	7,498	2,694	—	10,192
Net cash provided by (used for) investing activities	23,280	(75,839)	57,298	(960)	3,779

Cash flows from financing activities
Increase (decrease) in short-term debt, net	—	96	(29)	—	67
Decrease in other long- term debt	—	(1,112)	—	—	(1,112)
Purchase of Senior Notes	(22,599)	(13,231)	—	—	(35,830)
Decrease in restricted cash	—	43,949	—	—	43,949
Deferred financing costs	—	(1,840)	—	—	(1,840)
Common stock issued, net	1,390	—	—	—	1,390
Dividends paid on preferred stock	(1,101)	—	—	—	(1,101)
Net cash (used for) provided by financing activities	(22,310)	27,862	(29)	—	5,523

Net increase in cash and cash equivalents	—	61,854	6,633	—	68,487
Cash and cash equivalents at beginning of period	—	67,243	10,138	—	77,381
Cash and cash equivalents at end of period	$—	$129,097	$16,771	$—	$145,868

NOTE 21– Quarterly Financial Information (Unaudited)

	(Restated*)	(Restated*)	(Restated*)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005	(Dollars in thousands, except per share amounts)
Net sales
Manufacturing net sales	$238,738	$291,595	$310,239	$350,247	$1,190,819
Retail net sales	25,137	38,805	36,789	34,640	135,371
Less: Intercompany	(19,600)	(13,300)	(11,300)	(9,400)	(53,600)
Total net sales	244,275	317,100	335,728	375,487	1,272,590
Cost of sales	207,011	261,527	277,819	309,392	1,055,749
Gross margin	37,264	55,573	57,909	66,095	216,841
Selling, general, and administrative expenses	31,747	36,655	36,995	46,413	151,810
Mark-to-market credit for common stock warrant	(3,800)	(500)	—	—	(4,300)
Restructuring charges	—	—	—	—	—
Loss on debt retirement	—	901	—	8,956	9,857
Operating income	9,317	18,517	20,914	10,726	59,474
Net interest expense	3,808	3,699	3,360	3,119	13,986
Pretax income from continuing operations	5,509	14,818	17,554	7,607	45,488
Income tax expense	300	600	950	1,450	3,300
Income from continuing operations	5,209	14,218	16,604	6,157	42,188
Loss from discontinued operations	(2,558)	(751)	(900)	(174)	(4,383)
Net income	$2,651	$13,467	$15,704	$5,983	$37,805
Basic income (loss) per share:
Income from continuing operations	$0.06	$0.19	$0.22	$0.08	$0.55
Loss from discontinued operations	(0.03)	(0.01)	(0.01)	—	(0.06)
Basic income per share	$0.03	$0.18	$0.21	$0.08	$0.49
Diluted income (loss) per share:
Income from continuing operations	$0.06	$0.18	$0.21	$0.08	$0.54
Loss from discontinued operations	(0.03)	(0.01)	(0.01)	—	(0.06)
Diluted income per share	$0.03	$0.17	$0.20	$0.08	$0.48

Manufacturing segment income	$11,194	$24,803	$27,318	$26,971	$90,286
Retail segment income	1,267	2,601	2,184	2,115	8,167
General corporate expenses	(8,144)	(8,887)	(8,787)	(9,704)	(35,522)

Manufacturing homes sold	4,990	5,975	6,077	6,918	23,960
New homes retail sold	150	217	193	188	748
Manufacturing multi-section mix	87%	84%	85%	65%	79%
Manufacturing facilities at period end	29	29	31	32	32
Retail sales centers at period end	18	19	20	20	20

* First, second, and third quarters of 2005 have been restated to reflect the adoption of SFAS No. 123(R), "Share Based Payment," by increasing (decreasing) selling, general, and administrative expenses by $0.1 million, $0.0 million, and ($1.4) million, respectively.

In 2005, retail locations sold or closed in 2004 or 2005 were reclassified as discontinued operations.

NOTE 21– Quarterly Financial Information (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004	(Dollars in thousands, except per share amounts)
Net sales
Manufacturing net sales	$209,856	$269,083	$269,498	$253,727	$1,002,164
Retail net sales	19,478	28,301	34,251	27,994	110,024
Less: Intercompany	(22,600)	(26,900)	(26,800)	(21,600)	(97,900)
Total net sales	206,734	270,484	276,949	260,121	1,014,288
Cost of sales	179,277	224,890	226,590	212,504	843,261
Gross margin	27,457	45,594	50,359	47,617	171,027
Selling, general, and administrative expenses	28,243	33,927	32,555	34,371	129,096
Mark-to-market charge (credit) for common stock warrant	5,100	(3,900)	2,300	2,000	5,500
Restructuring charges	—	—	—	3,300	3,300
Loss (gain) on debt retirement	3,226	(450)	—	—	2,776
Operating (loss) income	(9,112)	16,017	15,504	7,946	30,355
Net interest expense	4,823	4,341	4,086	3,969	17,219
Pretax (loss) income from continuing operations	(13,935)	11,676	11,418	3,977	13,136
Income tax expense (benefit)	300	(11,400)	800	300	(10,000)
(Loss) income from continuing operations	(14,235)	23,076	10,618	3,677	23,136
(Loss) income from discontinued operations	(88)	356	(629)	(5,764)	(6,125)
Net (loss) income	$(14,323)	$23,432	$9,989	$(2,087)	$17,011
Basic (loss) income per share:
(Loss) income from continuing operations	$(0.21)	$0.30	$0.14	$0.05	$0.29
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.08)	(0.08)
Basic (loss) income per share	$(0.21)	$0.31	$0.13	$(0.03)	$0.21
Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.21)	$0.29	$0.13	$0.05	$0.29
Income (loss) from discontinued operations	—	0.01	(0.01)	(0.08)	(0.08)
Diluted (loss) income per share	$(0.21)	$0.30	$0.12	$(0.03)	$0.21

Manufacturing segment income	$4,654	$17,567	$22,092	$15,418	$59,731
Retail segment income	783	1,445	2,020	1,258	5,506
General corporate expenses	(6,023)	(6,845)	(6,508)	(8,330)	(27,706)

Manufacturing homes sold	5,005	6,354	6,039	5,580	22,978
New homes retail sold	129	176	211	171	687
Manufacturing multi-section mix	87%	83%	85%	85%	85%
Manufacturing facilities at period end	30	29	29	29	29
Retail sales centers at period end	14	15	18	18	18

In 2005, retail locations sold or closed in 2004 or 2005 were reclassified as discontinued operations.

See Note 7, "Restructuring Charges," for discussion of restructuring charges.

In the second quarter of 2004, as a result of the finalization of certain tax examinations, the Company recorded a $12 million decrease in the allowance for tax adjustments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of Champion Enterprises, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 10, 2006, appearing in the 2005 Annual Report to Shareholders of Champion Enterprises, Inc. (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan

March 10, 2006

CHAMPION ENTERPRISES, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Additions charged (credited) to expense	Payment or amortization	Balance at end of period
	(In thousands)
Fiscal year ended December 31, 2005:
Deferred tax asset valuation allowance	$125,800	$(9,800)	—	$116,000
Fiscal year ended January 1, 2005:
Deferred tax asset valuation allowance	$137,200	$(11,400)		$125,800
Fiscal year ended January 3, 2004:
Deferred tax asset valuation allowance	$102,300	$34,900	$—	$137,200
Allowance for loan losses	$1,071	$—	$(1,071)	$—