Form 10-Q
period 2006-04-01
CHAMPION ENTERPRISES INC
filed 2006-05-01
CIK 814068

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly period ended April 1, 2006

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

76,248,977 shares of the registrant’s $1.00 par value Common Stock were outstanding as April 28, 2006.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

	CHAMPION ENTERPRISES, INC.
	Consolidated Statements of Operations
(In thousands, except per share amounts)
	Unaudited
	Three Months Ended
	April 1,	April 2,
	2006	2005
		(Restated)
Net sales	$346,529	$244,275

Cost of sales	292,236	207,011

Gross margin	54,293	37,264

Selling, general, and administrative expenses	37,323	31,747
Mark-to-market credit for common stock warrant	—	(3,800)

Operating income	16,970	9,317

Interest income	1,541	773
Interest expense	(3,611)	(4,581)

Income from continuing operations
before income taxes	14,900	5,509

Income tax expense	1,200	300

Income from continuing operations	13,700	5,209

Loss from discontinued operations, net of taxes	(53)	(2,558)

Net income	$13,647	$2,651

Basic income (loss) per share:
Income from continuing operations	$0.18	$0.06
Loss from discontinued operations	—	(0.03)
Basic income per share	$0.18	$0.03

Weighted shares for basic EPS	76,081	72,547

Diluted income (loss) per share:
Income from continuing operations	$0.18	$0.06
Loss from discontinued operations	—	(0.03)
Diluted income per share	$0.18	$0.03

Weighted shares for diluted EPS	77,300	73,345

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Balance Sheets

(In thousands, except par value)

	Unaudited April 1, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$132,136	$126,979
Restricted cash	325	713
Accounts receivable, trade	45,899	49,146
Inventories	106,747	108,650
Current assets of discontinued operations	1,262	1,836
Other current assets	6,922	10,832
Total current assets	293,291	298,156

Property, plant and equipment	222,196	215,146
Less-accumulated depreciation	126,129	123,973
	96,067	91,173

Goodwill	171,670	154,174
Amortizable intangible assets, net	3,836	3,927
Non-current assets of discontinued operations	1,720	2,226
Other non-current assets	17,327	16,998
	$583,911	$566,654
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$40,896	$29,115
Accrued warranty obligations	33,899	33,509
Accrued volume rebates	30,024	33,056
Accrued compensation and payroll taxes	17,883	26,757
Accrued self-insurance	32,277	30,968
Current liabilities of discontinued operations	2,893	3,279
Other current liabilities	30,106	29,407
Total current liabilities	187,978	186,091

Long-term liabilities
Long-term debt	201,418	201,727
Other long-term liabilities	31,383	31,531
	232,801	233,258
Contingent liabilities (Note 8)
Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 76,142 and 76,045 shares issued and outstanding, respectively	76,142	76,045
Capital in excess of par value	195,087	192,905
Accumulated deficit	(108,216)	(121,863)
Accumulated other comprehensive income	119	218
Total shareholders’ equity	163,132	147,305
	$583,911	$566,654

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Unaudited
	Three Months Ended
	April 1, 2006	April 2, 2005*
Cash flows from operating activities		(Restated)
Net income	$13,647	$2,651
Loss from discontinued operations	53	2,558
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	3,231	2,539
Stock-based compensation	1,817	964
Mark-to-market credit for common stock warrant	—	(3,800)
Gain on disposal of fixed assets	(3,986)	(1,595)
Increase/decrease
Accounts receivable	5,486	(12,126)
Inventories	3,635	(12,253)
Accounts payable	9,865	14,845
Accrued liabilities	(10,491)	(1,814)
Other, net	3,375	2,939
Net cash provided by (used for) continuing operating activities	26,632	(5,092)
Cash flows from investing activities
Additions to property, plant and equipment	(4,511)	(2,468)
Acquisition of Highland Manufacturing Company	(22,828)	—
Investments in and advances to unconsolidated subsidiaries	—	(55)
Proceeds on disposal of fixed assets	4,620	4,746
Net cash (used for) provided by investing activities	(22,719)	2,223
Cash flows from financing activities
Decrease in long-term debt	(301)	(51)
Increase in deferred financing costs	(15)	—
Decrease (increase) in restricted cash	388	(4,165)
Common stock issued, net	622	182
Dividends paid on preferred stock	—	(259)
Net cash provided by (used for) financing activities	694	(4,293)
Cash flows from discontinued operations
Net cash provided by (used for) operating activities of discontinued operations	550	(2,271)
Net cash provided by investing activities of discontinued operations	—	19,568
Net cash used for financing activities of discontinued operations	—	(10,282)
Net cash provided by discontinued operations	550	7,015
Net increase (decrease) in cash and cash equivalents	5,157	(147)
Cash and cash equivalents at beginning of period	126,979	142,266
Cash and cash equivalents at end of period	$132,136	$142,119

* The 2005 statement of cash flows has been revised to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. These amounts were previously reported on a combined basis.

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Consolidated Statement of Shareholders’ Equity

Unaudited Three Months Ended April 1, 2006

(In thousands)

					Accumulated
			Capital in		other		Total
	Common stock		excess of	Accumulated	comprehensive		comprehensive
	Shares	Amount	par value	Deficit	income (loss)	Total	income (loss)

Balance at December 31, 2005	76,045	$76,045	$192,905	$(121,863)	$218	$147,305	—

Net income	—	—	—	13,647	—	13,647	$13,647
Stock options and benefit plans	97	97	2,182	—	—	2,279	—
Foreign currency translation adjustments	—	—	—	—	(99)	(99)	(99)

Balance at April 1, 2006	76,142	$76,142	$195,087	$(108,216)	$119	$163,132	$13,548

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

Notes to Consolidated Financial Statements

(Unaudited)

1.      The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal recurring nature. Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

For a description of significant accounting policies used by Champion Enterprises, Inc. (“the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

During 2005, the Company completed the disposal of its traditional retail operations through the sale of its remaining 42 traditional retail sales centers. As a result, the Company’s traditional retail operations, excluding its non-traditional California operations, are classified as discontinued operations for the periods reported. Also included in discontinued operations is the Company’s former consumer finance business that was exited in 2003. Continuing retail operations in 2006 and 2005 consist of our ongoing non-traditional California retail operations.

The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards, and other stock-based incentives are made available to certain employees, directors, and others. The Company accounts for these stock-based employee compensation programs under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” Awards of performance shares and restricted stock are accounted for by valuing unvested shares expected to be earned at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation cost was $1.8 million and $1.0 million for the three months ended April 1, 2006 and April 2, 2005, respectively, and is included in selling, general, and administrative expenses. Future stock-based compensation costs related to unvested stock options is approximately $0.1 million.

The Company early adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” (“SFAS No. 123(R)”) in the fourth quarter of 2005, effective January 2, 2005 using the modified prospective method of transition. The quarter ended April 2, 2005, has been restated to reflect the adoption of SFAS No. 123(R), which required adjustments for the cumulative effect of the accounting change at January 2, 2005 of $0.2 million (income) and additional stock compensation expense of $0.1 million for the quarter ended April 2, 2005. These adjustments were included in selling, general, and administrative expenses.

SFAS No. 123(R) provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the consolidated statement of cash flows as a financing (rather than an operating) cash flow. Realized windfall tax benefits are credited to capital in excess of par in the consolidated balance sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, the Company was permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. The Company completed such study during the quarter ended December 31, 2005, the period of adoption, and currently has sufficient cumulative memo windfall tax benefits to absorb arising shortfalls, such that earnings were not affected in the periods presented. Because the Company provides a 100% valuation allowance for its deferred tax assets (see Note 3), there are no windfall tax benefit cash flows realized in the periods presented.

2.   On March 31, 2006, the Company acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes, for cash consideration of $23 million. This acquisition expanded the Company’s presence in the modular homebuilding industry and increased the Company’s manufacturing and distribution in several states under-served by Champion in the north central United States.

Due to the acquisition date, the results of operations of Highland are not included in the Company’s results for the three months ended April 1, 2006. However, the assets and liabilities of Highland are included in the consolidated balance sheet as of April 1, 2006. Highland’s results of operations will be included in the Company’s results as of the period beginning April 2, 2006.

Goodwill and other intangible assets recognized in the transaction amounted to approximately $17.6 million, substantially all of which is expected to be fully deductible for tax purposes. All of the goodwill and intangible assets were assigned to the manufacturing segment. Trade names were valued based upon the royalty-saving method and customer relationships were valued based upon the excess earnings method. The estimated fair values assigned to the assets and liabilities from the Highland acquisition include current assets totaling $4.1 million, plant, property and equipment totaling $4.0 million, current liabilities totaling $2.9 million, and the following for amortizable intangible assets and goodwill, and the respective amortization periods and annual amortization expense:

	Amount ( In thousands)	Amortization Period (yrs.)	Expected Annual Amortization (In thousands)

Tradenames	$2,600	15	$173
Customer relationships	4,200	15	280
Other amortizable intangible assets	520	7	74
Goodwill	10,291	—	—
Total Goodwill and Intangible Assets	$17,611		$527

On August 8, 2005, pursuant to three separate asset purchase agreements, the Company acquired the assets and business of New Era Building Systems, Inc. and its affiliates, Castle Housing of Pennsylvania, Ltd. and Carolina Building Solutions, L.L.C. (collectively, "the New Era group"), modular homebuilders, for aggregate cash consideration of $41.4 million plus the assumption of certain current liabilities.

The following table presents unaudited pro forma combined results as if Champion had acquired the New Era group and Highland as of the beginning of 2005, instead of August 8, 2005 and March 31, 2006, respectively.

	Unaudited
	Three Months Ended
	April 1, 2006	April 2, 2005
	(In thousands)
Net sales	$353,953	$275,766
Net income	14,389	3,939
Diluted income per share	$0.19	$0.04

The pro forma results include amortization of intangible assets acquired and valued in the transactions. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of 2005, nor are they necessarily indicative of future consolidated results.

3.      The provisions for income tax differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income from continuing operations and discontinued operations as a result of the following differences:

	Three Months Ended
	April 1, 2006	April 2, 2005
	(In thousands)
Continuing operations
Statutory U.S. tax rate	$5,200	$1,900
(Decrease) increase in rate resulting from:
Warrant mark-to-market and other permanent differences	(100)	(1,200)
Deferred tax valuation allowance	(4,000)	(500)
Foreign and state taxes	100	100
Total income tax expense	$1,200	$300

	Three Months Ended
	April 1, 2006	April 2, 2005
Discontinued operations	(In thousands)
Statutory U.S. tax rate	$—	$(900)
Increase in rate resulting from:
Deferred tax valuation allowance	—	900
Total income tax	$—	$—

The Company currently provides a 100% valuation allowance for its deferred tax assets, which, at December 31, 2005, totaled $116 million. Deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. As of December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $130 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2025. Additionally, as a result of the sale of our remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses will become available during 2006, upon completion of certain disposal activities. The Company’s deferred tax assets and liabilities pertaining to tax-deductible goodwill are determined on an aggregate basis versus an acquisition-by-acquisition basis. When future tax deductions result in a net deferred tax liability for tax-deductible goodwill, in the absence of the reversal of the valuation allowance for deferred tax assets, this deferred tax liability will be established through a deferred tax provision, which, as of April 1, 2006, would have been approximately $12 million.

As of December 31, 2005, the Company had available state net operating loss carryforwards of approximately $156 million for tax purposes to offset future state taxable income. These carryforwards expire in 2016 through 2025.

During 2005 and 2004, the Company had U.S. pretax income totaling approximately $37 million for financial reporting purposes and expects to be profitable in 2006. Depending on the Company’s level of U.S. pretax income in 2006 and expectation of future profitability, it is possible that substantially all of the then remaining deferred tax asset valuation allowance will be reversed to income during 2006.

4.	A summary of inventories by component follows:
		April 1,	December 31,
		2006	2005
		(In thousands)
New manufactured homes		$29,152	$36,843
Raw materials		42,817	41,525
Work-in-process		13,060	10,621
Other inventory		21,718	19,661
		$106,747	$108,650

Other inventory consists of park spaces and improvements, net of inventory reserves.

5.      The Company’s manufacturing operations generally provide the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the three months ended April 1, 2006 and April 2, 2005. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

	Three Months Ended
	2006	2005
	(In thousands)
Reserves at beginning of year	$40,009	$40,051
Warranty expense provided	13,479	12,579
Warranty reserves from acquisitions	483	—
Cash warranty payments	(13,572)	(13,439)
Reserves at end of quarter	$40,399	$39,191

6.	Long-term debt consisted of the following:
		April 1, 2006	December 31, 2005
		(In thousands)
7.625% Senior Notes due 2009		$89,273	$89,273
Term Loan due 2012		99,500	99,750
Obligations under industrial revenue bonds		12,430	12,430
Other debt		1,488	1,539
Total debt		202,691	202,992
Less: Current portion of long-term debt		(1,273)	(1,265)
Long-term debt		$201,418	$201,727

On October 31, 2005, the Company entered into a senior secured credit agreement (the “Credit Agreement”), with various financial institutions. The Credit Agreement represents a $200 million senior secured credit facility comprised of a $100 million term loan, a revolving line of credit in the amount of $40 million, and a $60 million letter of credit facility. As of April 1, 2006 there was $99.5 million of term debt, no borrowings under the line of credit, and $58.8 million of letters of credit issued under the facility. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company.

The interest rate for borrowings under the term loan is currently a LIBOR based rate (4.83% at April 1, 2006) plus 2.5%. The maturity date for each of the term loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010, unless, as of February 3, 2009, more than $25 million in aggregate principal amount of the Company’s 7.625% Senior Notes due 2009 are outstanding, then the maturity date for the three facilities will be February 3, 2009.

The Credit Agreement contains affirmative and negative covenants. Under the Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined) of no more than 4.0 to 1, for the first and second fiscal quarters of 2006, 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of Total Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Company is also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA for the four-quarter period then ended to its Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should the Company generate Excess Cash Flow (as defined). As of April 1, 2006, the Company was in compliance with all Credit Agreement covenants.

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

7.      At April 2, 2005, the preferred shareholder held a warrant that was issued by the Company, which was exercisable based on approximately 2.2 million shares at the strike price of $12.27 per share. The warrant had an expiration date of April 2, 2009 and was exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise.

On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million and the preferred shareholder elected to immediately convert all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.

During the three months ended April 2, 2005, the Company recorded a mark-to-market credit of $3.8 million for the change in estimated fair value of the warrant.

8.      The majority of the Company’s manufacturing sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at April 1, 2006 was estimated to be approximately $275 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Losses incurred on homes repurchased totaled less than $0.1 million for the three months ended April 1, 2006 and $0.1 million for the three months ended April 2, 2005.

At April 1, 2006, the Company was contingently obligated for approximately $59.1 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves, $12.6 million to support long-term debt and $1.9 million to secure surety bonds. Champion was also contingently obligated for $8.0 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.5 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.

At April 1, 2006 certain of the Company’s subsidiaries were guarantors of $4.8 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are several or joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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

9.    During the three months ended April 1, 2006, the Company’s potentially dilutive securities consisted of outstanding stock options and awards. During the three months ended April 2, 2005, the Company’s potentially dilutive securities consisted of outstanding stock options and awards, convertible preferred stock, and a common stock warrant. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. The amount of potentially dilutive securities that were excluded from the determination of diluted EPS was approximately 0.3 million shares as of April 1, 2006 because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended
	April 1, 2006	April 2, 2005
		(Restated)
Numerator	(Dollars in thousands)
Net income	$13,647	$2,651
Plus loss from discontinued operations	53	2,558
Less preferred stock dividend	—	(259)
Less amount allocated to participating securities holders	—	(337)
Income from continuing operations available to common shareholders for basic and diluted EPS	13,700	4,613

Loss from discontinued operations available to common shareholders for basic and diluted EPS	(53)	(2,558)
Income available to common shareholders for basic and diluted EPS	$13,647	$2,055

Denominator
Shares for basic EPS-weighted average shares outstanding	76,081	72,547
Plus effect of dilutive securities
Stock options and awards	1,219	798
Shares for diluted EPS	77,300	73,345

10.    The Company evaluates the performance of its manufacturing and retail segments based on income before interest, income taxes, and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated income from continuing operations before income taxes follow:

	Three Months Ended
	April 1, 2006	April 2, 2005
		(Restated)
Net sales	(In thousands)
Manufacturing	$331,651	$238,738
Retail	27,278	25,137
Less: intercompany	(12,400)	(19,600)
Consolidated net sales	$346,529	$244,275

Income from continuing operations before income taxes:
Manufacturing segment income	$25,874	$11,194
Retail segment income	1,513	1,267
General corporate expenses	(9,617)	(8,144)
Mark-to-market credit for common stock warrant	—	3,800
Interest expense, net	(2,070)	(3,808)
Intercompany eliminations	(800)	1,200
Income from continuing operations before income taxes	$14,900	$5,509

11.   Discontinued operations include the Company’s traditional retail operations which were exited in 2005, and its former consumer finance business that was exited in 2003. For the three months ended April 2, 2005, revenues from discontinued retail operations were $18.9 million. Losses from discontinued operations for the three months ended April 1, 2006 and April 2, 2005 consist of the following:

	Three Months Ended
	April 1, 2006	April 2, 2005
	(In thousands)
Loss from retail operations	$(48)	$(2,548)
Loss from consumer finance business	(5)	(10)
Total loss from discontinued operations	$(53)	$(2,558)

The assets and liabilities of discontinued operations consisted of the following:

	April 1, 2006	December 31, 2005
	(In thousands)
Assets:
Accounts receivable, trade	$96	$36
Inventories	796	1,279
Other current assets	370	521
Current assets of discontinued operations	$1,262	$1,836

Property, plant, and equipment, net	$334	$430
Other non-current assets	1,386	1,796
Non-current assets of discontinued Operations	$1,720	$2,226

Liabilities:
Accounts payable	$349	$359
Other current liabilities	2,544	2,920
Current liabilities of discontinued operations	$2,893	$3,279

Loss from discontinued retail operations for the quarter ended April 2, 2005 included an operating loss of $1.6 million and a net loss of $1.0 million related to sales of retail businesses during the quarter and asset impairment charges related to a sale that was completed in April 2005. During the quarter ended April 2, 2005, the Company completed six transactions in which the assets and businesses of 22 of its retail sales centers were sold. The assets sold consisted primarily of new homes and other inventory. The total sale price included cash of approximately $19.6 million and the buyers’ assumption of certain liabilities totaling approximately $1.0 million. The Company recorded a loss of approximately $0.2 million from these transactions. In connection with one of these sales, the Company paid down $10.3 million of floor plan borrowings.

In connection with the sales of retail businesses during the first quarter of 2005, intercompany profit of $1.6 million was recognized in the consolidated statement of operations that is not classified as discontinued operations.

12.   During the quarter ended April 2, 2005, the Company issued 171,000 shares of common stock in payment of the final $2.0 million installment of deferred purchase price obligations.

13. The following table provides information regarding current year activity for restructuring reserves recorded in previous periods relating to closures of manufacturing plants and retail sales centers.

Three Months Ended
April 1, 2006
(In thousands)
Balance at beginning of year	$4,330
Cash payments:
Warranty costs	(551)
Other closing costs	(65)
Balance at April 1, 2006	$3,714

Period end balance comprised of:
Warranty costs	$3,281
Other closing costs	433
$3,714

The majority of warranty costs are expected to be paid over a three-year period after the related closures. Other closing costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures.

14. On April 7, 2006, the Company acquired United Kingdom-based Calsafe Group (Holdings) Ltd. (“Calsafe”) and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), a leading modular manufacturer, for approximately $110 million. The transaction was financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in Champion’s credit facility, and cash. The final purchase price will ultimately be determined based upon the achievement of certain financial benchmarks over the three years and three quarters ending December 2009.

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

On April 7, 2006, concurrent with the closing of the acquisition of Calsafe, the Company entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with various financial institutions. The Restated Credit Agreement amended the terms of the Credit Agreement entered into on October 31, 2005 by (i) establishing an additional term loan, denominated in Pounds Sterling (the "Sterling Term Loan"), in the principal amount of £45 million (approximately $80 million), with the same maturity date and substantially the same terms as the existing term loan under the Credit Agreement; (ii) providing the Company the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling; and (iii) amending certain restrictive covenants to permit the acquisition of Calsafe and provide increased flexibility for foreign acquisitions generally. The Restated Credit Agreement did not amend the financial covenants in the Credit Agreement. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR base rate plus 2.5% and customary mandatory costs. The maturity date for the Sterling Term Loan is October 31, 2012, unless as of February 3, 2009, more than $25 million in aggregate principal amount of our 7.625% Senior Notes due 2009 are outstanding, then the maturity date will be February 3, 2009. The Restated Credit Agreement continues to be secured equally and ratably with the Company’s Senior Notes due 2009 by a first security interest in substantially all of the assets of our domestic operating subsidiaries.

15.   Substantially all domestic operating subsidiaries of the Company are guarantors of the Term Loan due 2012 and the Senior Notes due 2009. The non-guarantor subsidiaries primarily include the Company’s foreign operations, its development company and closed or discontinued retail and manufacturing subsidiaries.

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

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Three Months Ended April 1, 2006

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$341,465	$17,464	$(12,400)	$346,529

Cost of sales	—	289,725	13,811	(11,300)	292,236

Gross margin	—	51,740	3,653	(1,100)	54,293

Selling, general, and administrative expenses	33	34,176	3,414	(300)	37,323

Operating (loss) income	(33)	17,564	239	(800)	16,970

Interest income	1,715	2,575	87	(2,836)	1,541
Interest expense	(1,715)	(4,732)	—	2,836	(3,611)

(Loss) income from continuing operations before income taxes	(33)	15,407	326	(800)	14,900

Income tax expense	—	200	1,000	—	1,200

(Loss) income from continuing operations	(33)	15,207	(674)	(800)	13,700

Loss from discontinued operations	—	—	(53)	—	(53)

(Loss) income before equity in income (loss) of consolidated subsidiaries	(33)	15,207	(727)	(800)	13,647
Equity in income (loss) of consolidated subsidiaries	14,480	(727)	—	(13,753)	——
Net income (loss)	$14,447	$14,480	$(727)	$(14,553)	$13,647

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of April 1, 2006

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
	(In thousands)
Current assets
Cash and cash equivalents	$—	$123,391	$8,745	$—	$132,136
Restricted cash	—	325	—	—	325
Accounts receivable, trade	—	46,704	619	(1,424)	45,899
Inventories	—	106,514	3,433	(3,200)	106,747
Current assets of discontinued operations	—	—	1,262	—	1,262
Other current assets	—	6,621	301	—	6,922
Total current assets	—	283,555	14,360	(4,624)	293,291

Property, plant, and equipment, net	—	91,907	4,160	—	96,067
Goodwill	—	170,838	832	—	171,670
Investment in consolidated subsidiaries	(7,079)	473,751	6,790	(473,462)	—
Intercompany balances	250,566	(596,167)	9,379	336,222	—
Non-current assets of discontinued operations	—	—	1,720	—	1,720
Other non-current assets	482	7,622	13,059	—	21,163
	$243,969	$431,506	$50,300	$(141,864)	$583,911
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$39,486	$2,456	$(1,046)	$40,896
Accrued warranty obligations	—	32,303	1,596	—	33,899
Accrued volume rebates	—	28,056	1,968	—	30,024
Current liabilities of discontinued operations	—	—	2,893	—	2,893
Other current liabilities	2,562	75,404	2,300	—	80,266
Total current liabilities	2,562	175,249	11,213	(1,046)	187,978

Long-term liabilities
Long-term debt	89,273	112,145	—	—	201,418
Other long-term liabilities	—	31,289	94	—	31,383
	89,273	143,434	94	—	232,801

Shareholders’ equity
Common stock	76,142	41	24	(65)	76,142
Capital in excess of par value	195,087	243,845	618,297	(862,142)	195,087
Accumulated deficit	(119,095)	(131,027)	(579,483)	721,389	(108,216)
Accumulated other comprehensive loss	—	(36)	155	—	119
Total shareholders’ equity	152,134	112,823	38,993	(140,818)	163,132
	$243,969	$431,506	$50,300	$(141,864)	$583,911

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 1, 2006

		Guarantor	Non-guarantor		Consolidating
	Parent	Subsidiaries	Subsidiaries		Eliminations		Consolidated
		(In thousands)
Net cash provided by (used for) operating activities	$3,367	$31,469	$(8,183	) $	(21	) $	26,632

Net cash provided by discontinued operations	—	—	550		—		550

Cash flows from investing activities
Additions to property plant and equipment	—	(4,414)	(97)		—		(4,511)
Acquisition of Highland	—	(22,828)	—		—		(22,828)
Investments in and advances to consolidated subsidiaries	(3,989)	(2,695)	6,663		21		—
Proceeds on disposal of fixed assets	—	4,103	517		—		4,620
Net cash (used for) provided by investing activities	(3,989)	(25,834)	7,083		21		(22,719)

Cash flows from financing activities
Decrease in other long- term debt	—	(301)	—		—		(301)
Decrease in restricted cash	—	388	—		—		388
Common stock issued, net	622	—	—		—		622
Increase in deferred financing costs	—	(15)	—		—		(15)
Net cash used for financing activities	622	72	—		—		694

Net increase in cash and cash equivalents	—	5,707	(550)		—		5,157
Cash and cash equivalents at beginning of period	—	117,684	9,295		—		126,979
Cash and cash equivalents at end of period	$—	$123,391	$8,745		$—		$132,136

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Operations

For the Three Months Ended April 2, 2005

(Restated)

		Guarantor	Non-guarantor	Consolidating
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net sales	$—	$252,472	$11,403	$(19,600)	$244,275

Cost of sales	—	217,861	9,950	(20,800)	207,011

Gross margin	—	34,611	1,453	1,200	37,264

Selling, general, and administrative expenses	221	30,015	1,511	—	31,747
Mark-to-market credit for common stock warrant	(3,800)	—	—	—	(3,800)

Operating income (loss)	3,579	4,596	(58)	1,200	9,317

Interest income	1,715	2,353	112	(3,407)	773
Interest expense	(1,715)	(6,274)	1	3,407	(4,581)

Income from continuing operations before income taxes	3,579	675	55	1,200	5,509

Income tax expense	—	—	300	—	300

Income (loss) from continuing operations	3,579	675	(245)	1,200	5,209

Loss from discontinued operations	—	—	(2,558)	—	(2,558)

Income (loss) before equity in (loss) income of consolidated subsidiaries	3,579	675	(2,803)	1,200	2,651
Equity in (loss) income of consolidated subsidiaries	(2,128)	(2,803)	—	4,931	—
Net income (loss)	$1,451	$(2,128)	$(2,803)	$6,131	$2,651

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Balance Sheet

As of December 31, 2005

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidating Eliminations	Consolidated
	(In thousands)
Current assets
Cash and cash equivalents	$—	$117,684	$9,295	$—	$126,979
Restricted cash	—	513	200	—	713
Accounts receivable, trade	—	51,996	9	(2,859)	49,146
Inventories	—	108,387	2,663	(2,400)	108,650
Current assets of discontinued operations	—	—	1,836	—	1,836
Other current assets	—	10,157	675	—	10,832
Total current assets	—	288,737	14,678	(5,259)	298,156

Property, plant, and equipment, net	—	86,484	4,689	—	91,173
Goodwill	—	153,337	837	—	154,174
Investment in consolidated subsidiaries	14,796	472,921	6,790	(494,507)	—
Intercompany balances	210,222	(608,493)	62,031	336,240	—
Non-current assets of discontinued operations	—	—	2,226	—	2,226
Other non-current assets	524	12,820	7,581	—	20,925
	$225,542	$405,806	$99,008	$(163,702)	$566,654
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$—	$29,547	$2,028	$(2,460)	$29,115
Accrued warranty obligations	—	31,970	1,539	—	33,509
Accrued volume rebates	—	30,118	2,938	—	33,056
Current liabilities of discontinued operations	—	—	3,279	—	3,279
Other current liabilities	861	83,322	2,949	—	87,132
Total current liabilities	861	174,957	12,733	(2,460)	186,091

Long-term liabilities
Long-term debt	89,273	112,454	—	—	201,727
Other long-term liabilities	—	31,408	123	—	31,531
	89,273	143,862	123	—	233,258

Shareholders’ equity
Common stock	76,045	41	25	(66)	76,045
Capital in excess of par value	192,905	243,844	704,926	(948,770)	192,905
Accumulated deficit	(133,542)	(156,862)	(619,229)	787,770	(121,863)
Accumulated other comprehensive loss	—	(36)	254	—	218
Total shareholders’ equity	135,408	86,987	85,976	(161,066)	147,305
	$225,542	$405,806	$99,008	$(163,702)	$566,654

CHAMPION ENTERPRISES, INC.

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended April 2, 2005

(Restated)

		Guarantor		Non-guarantor	Consolidating
	Parent	Subsidiaries		Subsidiaries	Eliminations		Consolidated
		(In thousands)
Net cash provided by (used for) operating activities	$1,722	$(9,547	) $	3,395	$(662	) $	(5,092)

Net cash provided by discontinued operations	—	—		7,015	—		7,015

Cash flows from investing activities
Additions to property plant and equipment	—	(2,101)		(367)	—		(2,468)
Investments in and advances to unconsolidated subsidiaries	—	—		(55)	—		(55)
Investments in and advances to consolidated subsidiaries	(1,645)	12,091		(10,630)	184		—
Proceeds on disposal of fixed assets	—	4,187		559	—		4,746
Net cash (used for) provided by investing activities	(1,645)	14,177		(10,493)	184		2,223

Cash flows from financing activities
Decrease in other long- term debt	—	(51)		—	—		(51)
Increase in restricted cash	—	(4,165)		—	—		(4,165)
Common stock issued, net	182	—		—	—		182
Dividends paid on preferred stock	(259)	—		—	—		(259)
Net cash used for financing activities	(77)	(4,216)		—	—		(4,293)

Net increase (decrease) in cash and cash equivalents	—	414		(83)	(478)		(147)
Cash and cash equivalents at beginning of period	—	121,442		20,343	481		142,266
Cash and cash equivalents at end of period	$—	$121,856		$20,260	$3		$142,119

Item 1A. Risk Factors

For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the our Form 10-K for the year ended December 31, 2005. There have been no material changes to our risk factors described in such Form 10-K.

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations.

CHAMPION ENTERPRISES, INC.

Results of Operations

Three Months Ended April 1, 2006

versus the Three Months Ended April 2, 2005

Overview

We are a leading producer of factory-built housing in the United States. As of April 1, 2006, we operated 33 homebuilding facilities in 15 states and two provinces in western Canada. As of April 1, 2006, our homes were sold through more than 3,000 independent sales centers, builders, and developers across the U.S. and western Canada. Approximately 850 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of April 1, 2006, our homes were also sold through 21 Company-owned sales locations in California.

On March 31, 2006, we acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of HUD-code and modular homes, for cash consideration of $23 million. This acquisition expanded our presence in the modular homebuilding industry and increased our manufacturing and distribution in several states under-served by us in the north central U.S. Due to the acquisition date, the results of operations of Highland are not included in the Company’s results for the three months ended April 1, 2006.

On August 8, 2005, we acquired the assets of New Era Building Systems, Inc., a leading modular homebuilder, and its affiliates, Castle Housing of Pennsylvania Ltd. and Carolina Building Solutions LLC (collectively, the “New Era group”), for aggregate cash consideration of $41 million and the assumption of certain liabilities.

Our pretax income from continuing operations for the quarter ended April 1, 2006 was $14.9 million, an increase of $9.4 million over 2005. Improvement in our results is attributable to higher sales levels, including sales to the Federal Emergency Management Agency (“FEMA”) and the inclusion of the New Era group. Results in the quarter were also favorably impacted by improved operating efficiencies at our manufacturing facilities as a result of better positioning our manufacturing capacity to match regional market demand. Results in 2006 included gains of $3.9 million from the sale of an investment property in Florida and one idle plant. Included in income from continuing operations for the quarter ended April 2, 2005 is a credit of $3.8 million for the change in estimated fair value of a common stock warrant and gains of $1.5 million from the sale of three idle plants.

In September 2005, we entered into a contract with FEMA for the production and delivery of 2,000 new homes in connection with its hurricane relief efforts. During the fourth quarter of 2005 we constructed the 2,000 homes. During the first quarter of 2006, the order was completed as we delivered and invoiced the final 627 homes, resulting in $23.0 million of revenue, including delivery.

During the year ended December 31, 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 42 traditional retail sales centers. As a result, the 66 traditional retail sales centers closed or sold in 2005 and 2004, along with their related administrative offices, are reported as discontinued operations for all periods presented. Also included in discontinued operations is our former consumer finance business that was exited in 2003. Continuing retail operations in 2006 and 2005 consist of our ongoing non-traditional California retail operations.

On April 7, 2006, we acquired United Kingdom-based Calsafe Group (Holdings) Ltd. and its operating subsidiary Caledonian Building Systems Limited, a leading modular manufacturer, for approximately $110 million. The transaction was financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in our credit facility, and cash. The final purchase price will ultimately be determined based upon the achievement of certain financial benchmarks over the three years and three quarters ending December 2009.

We early adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” (“SFAS No. 123(R)”) in the fourth quarter of 2005, effective January 2, 2005 using the modified prospective method of transition. The quarter ended April 2, 2005, has been restated to reflect the adoption of SFAS No. 123(R), which required adjustments for the cumulative effect of the accounting change at January 2, 2005 of $0.2 million (income) and additional stock compensation expense of $0.1 million for the quarter ended April 2, 2005. These adjustments were included in selling, general, and administrative expenses.

We continue to focus on matching our manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.

Consolidated Results

	Three Months Ended
	April 1,	April 2,	%
	2006	2005	Change
		(Restated)
Net sales	(Dollars in thousands)
Manufacturing	$331,651	$238,738	39%
Retail	27,278	25,137	9%
Less: Intercompany	(12,400)	(19,600)
Total net sales	$346,529	$244,275	42%

Gross margin	$54,293	$37,264	46%
Selling, general, and administrative expenses (“SG&A”)	37,323	31,747	18%
Mark to market credit for common stock warrant	—	(3,800)
Operating income	$16,970	$9,317	82%

As a percent of net sales
Gross margin	15.7%	15.3%
SG&A	10.8%	13.0%
Operating income	4.9%	3.8%

Net sales for the three months ended April 1, 2006 increased from the comparable period in 2005 primarily due to the inclusion of the New Era group which was acquired on August 8, 2005, the sale of 627 homes to FEMA for approximately $23.0 million, higher unit sales, sales price increases and changes in product mix in the manufacturing segment. Gross margin for the three months ended April 1, 2006 increased $17.0 million from the comparable period of 2005 primarily from improvements in the manufacturing segment resulting from increased sales of $93 million and improved operating efficiencies at our manufacturing facilities. SG&A for the three months ended April 1, 2006 increased by $5.6 million from the comparable period of 2005 primarily due to increased sales in the manufacturing segment, SG&A from the New Era group, and increased general corporate expenses due to information technology projects and higher stock-based compensation costs. Also during the 2006 quarter, retail SG&A increased over the prior year due to operating a greater average number of retail sales centers and increased retail sales. SG&A in the first quarter of 2006 was reduced by a net gain of $3.9 million from the sale of property and one idle plant versus net gains of $1.5 million from the sale of three idle plants in the first quarter of 2005.

During the three months ended April 2, 2005, we recorded a mark-to-market credit of $3.8 million for the decrease in estimated fair value of an outstanding common stock warrant. On April 18, 2005, we repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million.

As presented in the tables above, the inclusion of the New Era group business in consolidated results contributed to an increase in net sales and operating income during the three months ended April 1, 2006. On a pro forma basis, assuming we had owned the New Era group and Highland as of the beginning of 2005, consolidated net sales would have increased by 28% for the three months ended April 1, 2006 versus the prior year period. Pro forma operating income would have increased by 67% for the three months ended April 1, 2006 versus the prior year period.

Manufacturing Operations

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, and general corporate expenses.

	Three Months Ended
	April 1,	April 2,	%
	2006	2005	Change
		(Restated)
Manufacturing segment net sales (in thousands)	$331,651	$238,738	39%
Manufacturing segment income (in thousands)	$25,874	$11,194	131%
Manufacturing segment margin %	7.8%	4.7%
HUD-code home shipments	4,765	4,014	19%
Modular and Canadian code home and unit shipments	1,314	976	35%
Total homes and units sold	6,079	4,990	22%
Floors sold	11,314	9,609	18%
Multi-section mix	75%	87%
Average unit selling price, excluding delivery	$49,700	$44,600	11%

Manufacturing net sales for the three months ended April 1, 2006 increased compared to the same period of 2005 primarily from the sale of 627 homes to FEMA for approximately $23.0 million, the inclusion of New Era group net sales of approximately $20.7 million, higher unit sales, sales price increases, and greater delivery revenues. Average manufacturing selling prices increased in 2006 as compared to 2005 as a result of price increases which, in part, offset rising material costs. Additionally, product mix, including increased sales of higher priced modular homes and military housing units, contributed to the increased selling prices. Increased sales of modular homes in the quarter ended April 1, 2006, resulted primarily from the inclusion of the New Era group.

Manufacturing segment income for the three months ended April 1, 2006 increased over the comparable period of 2005 by $14.7 million on increased sales. The improvement in our manufacturing operations is primarily attributable to higher sales and efficiencies from higher production volumes. In addition, manufacturing segment income in the first quarter of 2006 included a net gain of $3.9 million from the sale of property in Florida and one idle plant versus net gains of $1.5 million from the sale of three idle plants in the first quarter of 2005.

As presented in the tables above, the inclusion of the New Era group business in manufacturing results contributed to an increase in net sales and operating income during the three months ended April 1, 2006. On a pro forma basis, assuming we had owned the New Era group and Highland as of the beginning of 2005, manufacturing net sales would have increased by 25% for the three months ended April 1, 2006 versus the prior year period. Pro forma manufacturing segment income would have increased by 113% for the three months ended April 1, 2006, versus the prior year period.

Although orders from retailers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at April 1, 2006 totaled approximately $71 million for the 33 plants in operation, compared to $86 million at April 2, 2005 for the 29 plants in operation.

Retail Operations

We evaluate the performance of our retail segment based on income before interest, income taxes, and general corporate expenses.

	Three Months Ended
	April 1,	April 2,	%
	2006	2005	Change
		(Restated)
Retail segment net sales (in thousands)	$27,278	$25,137	9%
Retail segment income (in thousands)	$1,513	$1,267	19%
Retail segment margin %	5.5%	5.0%
New homes retail sold	143	150	(5%)
% Champion-produced new homes sold	90%	81%
New home multi-section mix	94%	96%
Average new home retail price	$188,900	$165,000	14%

Retail sales for the three months ended April 1, 2006 increased versus the comparable periods last year due to an increased average selling price per home that resulted from the sale of homes with more add-ons, improvements, and amenities. Additionally, retail prices have increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for the three months ended April 1, 2006 improved by $0.2 million compared to the same period in 2005 primarily due to increased sales.

Discontinued Operations

Loss from discontinued retail operations included operating losses of $0.1 million and $1.6 million for the three months ended April 1, 2006 and April 2, 2005, respectively. A net loss of $1.0 million was recorded during the three months ended April 2, 2005 for the sales of retail businesses that included 22 of our traditional retail sales centers, and an asset impairment charge for the sale of eight lots that was completed in April 2005. In connection with the sales of retail businesses during 2005, intercompany manufacturing profit of $1.9 million was recognized in the consolidated statement of operations as a result of the liquidation of inventory, which is not classified as discontinued operations.

Restructuring Charges

We did not incur any significant restructuring charges during the three months ended April 1, 2006 and April 2, 2005. As of April 1, 2006, accrued but unpaid restructuring costs totaled $3.7 million compared to $4.3 million at December 31, 2005, consisting primarily of warranty reserves for closed manufacturing plants.

Interest Income and Interest Expense

Interest income in 2006 was higher than in 2005 due to higher cash balances and increased interest rates. Interest expense in 2006 was lower than in 2005 due to the October 2005 refinancing of the 11.25% Senior Notes due 2007 with a $100 million Term Loan with a LIBOR-based interest rate. Since the beginning of 2003, we have reduced indebtedness by more than $190 million.

Income Taxes

During 2006 and 2005 we provided a 100% valuation allowance for our deferred tax assets, which, at December 31, 2005, totaled $116 million. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. The effective tax rates for the quarters ended April 1, 2006 and April 2, 2005 differ from the 35% U.S. federal statutory rate in part because of this 100% valuation allowance. Income taxes in 2006 and 2005 consisted primarily of foreign (Canada) income taxes.

As of December 31, 2005, we had net operating loss carryforwards for tax purposes totaling approximately $130 million that are available to offset certain future taxable income. Additionally, as a result of the sale of our remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses will become available during 2006, upon completion of certain disposal activities.

During 2005 and 2004, we had U.S. pretax income totaling approximately $37 million for financial reporting purposes and expect to be profitable in 2006. Depending on the level of our U.S. pretax income in 2006 and expectation of future profitability, it is possible that substantially all of the then remaining deferred tax asset valuation allowance will be reversed to income during 2006.

Liquidity and Capital Resources

Unrestricted cash balances totaled $132.1 million at April 1, 2006. During the first quarter of 2006, net cash of $26.6 million was provided by continuing operating activities. During the quarter ended April 1, 2006, excluding working capital from the Highland acquisition, accounts receivable and inventories decreased by $5.5 million and $3.6 million, respectively, as typical seasonal increases were offset by the liquidation of FEMA-related finished goods inventory and accounts receivable that existed at December 31, 2005. During the first quarter of 2006, accounts payable increased by $9.9 million as a result of typical seasonal factors in our business leading into the beginning of our traditionally stronger selling months. Other cash provided during the period included $4.6 million of cash proceeds that resulted from the sale of property in Florida and one idle plant. During the period, cash totaling $22.8 million was used for the acquisition of Highland. Other cash used during the period included $4.5 million for capital expenditures.

On October 31, 2005, we entered into the Credit Agreement with various financial institutions. The Credit Agreement represents a $200 million senior secured credit facility comprised of a $100 million term loan, a revolving line of credit in the amount of $40 million, and a $60 million letter of credit facility. As of April 1, 2006, there was $99.5 million of term debt and no borrowings under the revolver outstanding, and $58.8 million of letters of credit issued under the facility. The Credit Agreement and Senior Notes due 2009 are secured equally and ratably by a first security interest in substantially all of the assets of our domestic operating subsidiaries.

The interest rate for borrowings under the term loan is currently a LIBOR base rate (4.83% at April 1, 2006) plus 2.5%. The maturity date for each of the term loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010, unless, as of February 3, 2009, more than $25 million in aggregate principal amount of the Company’s 7.625% Senior Notes due 2009 are outstanding, then the maturity date for the three facilities will be February 3, 2009.

The Credit Agreement contains affirmative and negative covenants. Under the Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined) of no more than 4.0 to 1, for the first and second fiscal quarters of 2006, 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of our Total Debt (as defined) on the last day of a fiscal quarter to our consolidated EBITDA (as defined) for the four-quarter period then ended. We are also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of our consolidated EBITDA for the four-quarter period then ended to our Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should we generate Excess Cash Flow (as defined). As of April 1, 2006, we were in compliance with all Credit Agreement covenants.

Letter of credit fees are 2.60% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.

The Senior Notes due 2009 are secured equally and ratably with the $200 million senior credit facility dated October 31, 2005. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants that, among other things, limit our ability to incur additional indebtedness and incur liens on assets.

On April 18, 2005, the preferred shareholder converted all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.

On April 7, 2006, we acquired United Kingdom-based Calsafe Group (Holdings) Ltd. (“Calsafe”) and its operating subsidiary Caledonian Building Systems Limited, a leading modular manufacturer, for approximately $110 million. The transaction was financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in our credit facility, as discussed below, and cash. The final purchase price will ultimately be determined based upon the achievement of certain financial benchmarks over the three years and three quarters ending December 2009.

On April 7, 2006, concurrent with the closing of the acquisition of Calsafe, we entered into an Amended and Restated Credit Agreement (the "Restated Credit Agreement") with various financial institutions. The Restated Credit Agreement amended the terms of the Credit Agreement entered into on October 31, 2005 by (i) establishing an additional term loan, denominated in Pounds Sterling (the "Sterling Term Loan"), in the principal amount of £45 million (approximately $80 million), with the same maturity date and substantially the same terms as the existing term loan under the Credit Agreement; (ii) providing us the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling; and (iii) amending certain restrictive covenants to permit the acquisition of Calsafe and provide increased flexibility for foreign acquisitions generally. The Restated Credit Agreement did not amend the financial covenants in the Credit Agreement. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR base rate plus 2.5% and customary mandatory costs. The maturity date for the Sterling Term Loan is October 31, 2012, unless as of February 3, 2009, more than $25 million in aggregate principal amount of our 7.625% Senior Notes due 2009 are outstanding, then the maturity date will be February 3, 2009. The Restated Credit Agreement continues to be secured equally and ratably with our Senior Notes due 2009 by a first security interest in substantially all of the assets of our domestic operating subsidiaries.

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

We expect to spend approximately $11 million on capital expenditures during the remainder of 2006. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.

Contingent liabilities and obligations

We had significant contingent liabilities and obligations at April 1, 2006, including surety bonds and letters of credit totaling $67.1 million, guarantees by certain of our consolidated subsidiaries of $4.8 million of debt of unconsolidated subsidiaries, and estimated wholesale repurchase obligations.

We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of April 1, 2006 was approximately $275 million, without reduction for the resale value of the homes. As of April 1, 2006, our largest independent retailer, a nationwide retailer, had approximately $8.6 million of inventory subject to repurchase for up to 18 months from date of invoice. As of April 1, 2006 our next 24 largest independent retailers had an aggregate of approximately $69.6 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $1.5 million to $7.7 million per retailer. For the three months ended April 1, 2006, we paid $0.3 million and incurred a de minimus loss for the repurchase of 6 homes. In the comparable period last year we paid $0.6 million and incurred losses of $0.1 million for the repurchase of 16 homes.

We have provided various representations, warranties, and other standard indemnifications in the ordinary course of our business, in agreements to acquire and sell business assets and in financing arrangements. We are also subject to various legal proceedings that arise in the ordinary course of our business.

Management believes the ultimate liability with respect to these contingent liabilities and obligations will not have a material effect on our financial position, results of operations or cash flows.

Summary of liquidity and capital resources

At April 1, 2006, our unrestricted cash balances totaled $132.1 million and we had unused availability of $40.0 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $172.1 million. In April we used cash totaling $30 million in connection with our acquisition of Calsafe Group (Holdings) Ltd. We expect that our cash flow from operations for the next two years will be adequate to fund capital expenditures during that period as well as the approximately $4.0 million of scheduled debt payments due in 2006 and 2007. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next two years. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Critical Accounting Policies

For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of the our Form 10-K for 2005. There have been no material changes to our critical accounting policies described in such Form 10-K.

Impact of Recently Issued Accounting Pronouncements

None.

Forward Looking Statements

This Current Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also constitute forward-looking statements. Such statements are or will be based on our estimates, assumptions, and projections, and are not guarantees of future performance and are subject to risks and uncertainties, including those specifically listed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances. The risk factors discussed in “Risk Factors” in Item 1A of our 2005 Form 10-K could materially affect our operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our debt obligations under the Credit Agreement are subject to variable rates of interest based on LIBOR and UK LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.8 million, assuming average related debt of approximately $180 million, which was the amount of outstanding borrowings as of April 7, 2006.

Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at April 1, 2006.

Item 4. Controls and Procedures.

As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended April 1, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing a new enterprise resource planning (“ERP”) system for its manufacturing operations. The completion of the ERP system implementation is targeted for the first quarter of 2007. Management does not currently believe that this system implementation will adversely affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated May 1, 2006, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.
31.2	Certification of Chief Financial Officer dated May 1, 2006, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.
32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated May 1, 2006, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006.

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

Dated: May 1, 2006