Form 10-Q
period 2006-07-01
CHAMPION ENTERPRISES INC
filed 2006-08-01
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
          76,455,995 shares of the registrant’s $1.00 par value Common Stock were outstanding as of July 31, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net sales	$370,717	$317,100	$717,246	$561,375

Cost of sales	313,878	261,527	606,114	468,538

Gross margin	56,839	55,573	111,132	92,837

Selling, general and administrative expenses	41,326	36,655	78,649	68,402
Mark-to-market credit for common stock warrant	—	(500)	—	(4,300)
Loss on debt retirement	—	901	—	901

Operating income	15,513	18,517	32,483	27,834

Interest income	1,189	929	2,730	1,702
Interest expense	(5,200)	(4,628)	(8,811)	(9,209)

Income from continuing operations before income taxes	11,502	14,818	26,402	20,327

Income tax (benefit) expense	(108,303)	600	(107,103)	900

Income from continuing operations	119,805	14,218	133,505	19,427

Income (loss) from discontinued operations, net of taxes	77	(751)	24	(3,309)

Net income	$119,882	$13,467	$133,529	$16,118

Basic income (loss) per share:
Income from continuing operations	$1.57	$0.19	$1.75	$0.25
Income (loss) from discontinued operations	—	(0.01)	—	(0.05)

Basic income per share	$1.57	$0.18	$1.75	$0.20

Weighted shares for basic EPS	76,343	75,176	76,212	73,861

Diluted earnings (loss) per share:
Income from continuing operations	$1.55	$0.18	$1.72	$0.25
Income (loss) from discontinued operations	—	(0.01)	—	(0.05)

Diluted income per share	$1.55	$0.17	$1.72	$0.20

Weighted shares for diluted EPS	77,495	76,042	77,438	74,756

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	July 1, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$121,646	$126,979
Restricted cash	331	713
Accounts receivable, trade	64,263	49,146
Inventories	107,143	108,650
Deferred tax assets	37,559	441
Other current assets	9,450	12,227

Total current assets	340,392	298,156

Property, plant and equipment	235,749	215,146
Less—accumulated depreciation	125,914	123,973

	109,835	91,173

Goodwill and other intangible assets	297,871	158,101
Non-current deferred tax assets	97,200	—
Other non-current assets	18,602	19,224

	$863,900	$566,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68,102	$29,115
Accrued warranty obligations	33,988	33,509
Accrued volume rebates	30,392	33,056
Accrued compensation and payroll taxes	19,918	26,757
Accrued self-insurance	33,217	30,968
Other current liabilities	44,417	32,686

Total current liabilities	230,034	186,091

Long-term liabilities
Long-term debt	282,896	201,727
Long-term deferred tax liabilities	23,375	124
Other long-term liabilities	39,337	31,407

	345,608	233,258
Contingent liabilities (Note 8)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 76,456 and 76,045 shares issued and outstanding, respectively	76,456	76,045
Capital in excess of par value	197,417	192,905
Retained earnings (accumulated deficit)	11,666	(121,863)
Accumulated other comprehensive income	2,719	218

Total shareholders’ equity	288,258	147,305

	$863,900	$566,654

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Six Months Ended
	July 1, 2006	July 2, 2005*
Cash flows from operating activities
Net income	$133,529	$16,118
(Income) loss from discontinued operations	(24)	3,309
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	8,064	5,063
Stock-based compensation	3,348	2,590
Change in deferred taxes	(109,700)	—
Mark-to-market credit for common stock warrant	—	(4,300)
Loss on debt retirement	—	901
Gain on disposal of fixed assets	(4,528)	(1,599)
Increase/decrease
Accounts receivable	11,199	(19,575)
Inventories	5,952	(9,269)
Accounts payable	(266)	19,701
Accrued liabilities	(10,394)	(2,222)
Other, net	2,014	2,642

Net cash provided by continuing operating activities	39,194	13,359

Cash flows from investing activities
Additions to property, plant and equipment	(9,058)	(5,290)
Acquisition of Calsafe Group (Holdings) Limited, net	(100,364)	—
Acquisition of Highland Manufacturing Company, LLC	(22,828)	—
Investments in and advances to unconsolidated subsidiaries	—	(55)
Proceeds on disposal of fixed assets	5,763	5,056

Net cash used for investing activities	(126,487)	(289)

Cash flows from financing activities
Payments on long-term debt	(829)	(128)
Proceeds from Term Loan	78,561	—
Purchase of Senior Notes	—	(9,885)
Increase in deferred financing costs	(995)	—
Decrease in restricted cash	382	1
Purchase of common stock warrant	—	(4,500)
Common stock issued, net	1,955	597
Dividends paid on preferred stock	—	(293)

Net cash provided by (used for) financing activities	79,074	(14,208)

Cash flows from discontinued operations
Net cash provided by (used for) operating activities of discontinued operations	486	(3,565)
Net cash provided by investing activities of discontinued operations	568	24,232
Net cash used for financing activities of discontinued operations	—	(11,896)

Net cash provided by discontinued operations	1,054	8,771

Effect of exchange rate changes on cash and cash equivalents	1,832	—
Net (decrease) increase in cash and cash equivalents	(5,333)	7,633
Cash and cash equivalents at beginning of period	126,979	142,266

Cash and cash equivalents at end of period	$121,646	$149,899

*	The 2005 Statement of Cash Flows has been revised to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. These amounts were previously reported on a combined basis.
See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statement of Shareholders’ Equity
Unaudited Six Months Ended July 1, 2006
(In thousands)

				Retained	Accumulated
			Capital in	earnings	other
	Common stock		excess of	(accumulated	comprehensive
	Shares	Amount	par value	deficit)	income	Total

Balance at December 31, 2005	76,045	$76,045	$192,905	$(121,863)	$218	$147,305

Net income	—	—	—	133,529	—	133,529
Stock options and benefit plans	411	411	4,512	—	—	4,923
Foreign currency translation adjustments	—	—	—	—	2,501	2,501

Balance at July 1, 2006	76,456	$76,456	$197,417	$11,666	$2,719	$288,258

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal recurring nature except for the reversal of 100% of the valuation allowance for deferred tax assets (see Note 3). Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
For a description of significant accounting policies used by Champion Enterprises, Inc. (“Champion” or “the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company acquired United Kingdom-based Calsafe Group (Holdings) Limited (“Calsafe”) on April 7, 2006 (see Note 2). Calsafe uses the percentage of completion method of revenue recognition for its modular building contracts using the cost-to-cost basis.
The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 32 manufacturing facilities as of July 1, 2006 that primarily factory-build manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of Calsafe and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), which were acquired in April 2006. Caledonian currently operates three manufacturing facilities in the United Kingdom. The retail segment sells manufactured houses to consumers throughout California.
During 2005, the Company completed the disposal of its traditional retail operations through the sale of its remaining 42 traditional retail sales centers. As a result, the Company’s traditional retail operations, excluding its non-traditional California operations, are classified as discontinued operations for the periods reported. Also included in discontinued operations is the Company’s former consumer finance business that was exited in 2003. Continuing retail operations in 2006 and 2005 consist of ongoing non-traditional California retail operations.
The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards, and other stock-based incentives are made available to certain employees, directors, and others. The Company accounts for these stock-based employee compensation programs under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”). Awards of performance shares and restricted stock are accounted for by valuing unvested shares expected to be earned at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation cost was $1.5 million and $3.3 million for the three and six months ended July 1, 2006, respectively, and $1.6 million and $2.6 million for the three and six months ended July 2, 2005, respectively, and is included in selling, general, and administrative expenses.
SFAS No. 123(R) provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the consolidated statement of cash flows as a financing (rather than an operating) cash flow. Realized windfall tax benefits are credited to capital in excess of par in the consolidated balance sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, the Company was permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. The Company completed such study during the quarter ended December 31, 2005, the period of adoption, and currently has sufficient cumulative memo windfall tax benefits to absorb arising shortfalls, such that earnings were not affected in the periods presented. Because the Company has net operating loss carryforwards for tax purposes (see Note 3), there are no windfall tax benefit cash flows realized in the periods presented.
Recent accounting pronouncement
In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 is effective beginning with the Company’s 2007 fiscal year. FIN 48 clarifies accounting for uncertain tax positions utilizing a more likely than not recognition threshold for a tax position. The Company shall initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the more likely than not threshold, the measurement of the tax benefit would be based on the best estimate of the ultimate tax benefit that will be sustained upon audit by the taxing authority. The Company has not yet determined the impact, if any, of this new accounting standard on its consolidated statement of operations and financial position.
2. On April 7, 2006, the Company acquired United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), (collectively, the “Calsafe group”), for approximately $100 million in cash, plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. The final purchase price will ultimately be determined based upon the achievement of certain financial benchmarks over the three years and three quarters ending December 2009. The transaction was financed through a combination of debt, via an approximately $80 million Sterling-denominated increase in Champion’s credit facility, and cash.
Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. Caledonian’s steel-framed modular technology allows for multi-story construction, a key advantage over North American wood-framed construction techniques.
The results of operations of the Calsafe group from the acquisition date to July 1, 2006 are included in the Company’s results from continuing operations and in its international segment for the three and six months ended July 1, 2006. The purchase price allocation related to this acquisition has not yet been finalized pending completion of certain asset valuations. An unaudited condensed balance sheet of the acquired business at April 7, 2006 based on an initial purchase price allocation is as follows:

April 7, 2006
(In thousands)
Current assets	$36,600
Property, plant and equipment	12,600
Goodwill	117,200
Other non-current assets	100

Total assets	166,500
Current liabilities	47,400
Long-term liabilities	1,600

Net assets of acquired business	$117,500

On March 31, 2006, the Company acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes, for cash consideration of $23 million. This acquisition expanded the Company’s presence in the modular homebuilding industry and increased its manufacturing and distribution in several states under-served by Champion in the north central United States.
The results of operations of Highland from the acquisition date to July 1, 2006 are included in the Company’s results from continuing operations and in its manufacturing segment for the three and six months ended July 1, 2006.
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

		Amortization	Expected Annual
	Amount	Period	Amortization
	(In thousands)	(Years)	(In thousands)
Trade names	$2,600	15	$173
Customer relationships	4,200	15	280
Other amortizable intangible assets	520	7	74
Goodwill	10,291	—	—

Total goodwill and intangible assets	$17,611		$527

On August 8, 2005, pursuant to three separate asset purchase agreements, the Company acquired the assets and business of New Era Building Systems, Inc. and its affiliates, Castle Housing of Pennsylvania, Ltd. and Carolina Building Solutions, LLC (collectively, the “New Era group”), modular homebuilders, for aggregate cash consideration of $41.4 million plus the assumption of certain current liabilities.

The following table presents unaudited pro forma combined results as if Champion had acquired the New Era group, Highland and the Calsafe group at the beginning of the periods presented, instead of August 8, 2005, March 31, 2006, and April 7, 2006, respectively:

	Unaudited	Unaudited
	Three Months Ended	Six Months Ended
	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands, except per share)
Net sales	$398,255	$764,861	$710,716
Net income	14,945	136,062	19,970
Diluted income per share	$0.19	$1.76	$0.25
The pro forma results include amortization of amortizable intangible assets acquired and valued in the transactions. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.
3. The provisions for income tax differ from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income from continuing operations and pretax income (loss) from discontinued operations as a result of the following differences:

	Six Months Ended
	July 1, 2006	July 2, 2005
	(In thousands)
Continuing operations
Tax at federal statutory tax rates	$9,200	$7,100
(Decrease) increase in rate resulting from:
Warrant mark-to-market and other permanent differences	(500)	(1,300)
Adjustment of deferred tax valuation allowance	(116,000)	(5,000)
Foreign and state taxes	197	100

Total income tax (benefit) expense	$(107,103)	$900

	Six Months Ended
	July 1, 2006	July 2, 2005
	(In thousands)
Discontinued operations
Tax at federal statutory tax rates	$—	$(1,200)
Increase in rate resulting from:
Adjustment of deferred tax valuation allowance	—	1,200

Total income tax	$—	$—

On July 1, 2006, the Company reversed 100% of its valuation allowance for deferred tax assets totaling $109.7 million after making the determination that realization of the deferred tax assets was more likely than not. The $109.7 million reversal includes the tax effect of the change in net operating losses for the six months ended July 1, 2006. As of December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $130 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2025. Additionally, as a result of the sale of its remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses will become available during 2006, upon completion of certain disposal activities.
As of December 31, 2005, the Company had available state net operating loss carryforwards of approximately $156 million for tax purposes to offset future state taxable income. These carryforwards expire in 2016 through 2025.

4. A summary of inventories by component follows:

	July 1, 2006	December 31, 2005
	(In thousands)
New manufactured homes	$33,774	$36,843
Raw materials	40,677	41,525
Work-in-process	10,790	10,621
Other inventory	21,902	19,661

	$107,143	$108,650

Other inventory consists of park spaces and improvements, net of inventory reserves.
5. The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the six months ended July 1, 2006 and July 2, 2005. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheet.

	Six Months Ended
	July 1, 2006	July 2, 2005
	(In thousands)
Reserves at beginning of year	$40,009	$40,051
Warranty expense provided	26,606	24,365
Warranty reserves from acquisitions	483	—
Cash warranty payments	(26,610)	(25,905)

Reserves at end of quarter	$40,488	$38,511

6. Long-term debt consisted of the following:

	July 1, 2006	December 31, 2005
	(In thousands)
7.625% Senior Notes due 2009	$89,273	$89,273
Term Loan due 2012	99,250	99,750
Sterling Term Loan due 2012	82,647	—
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,406	1,539

Total debt	285,006	202,992
Less: current portion of long-term debt	(2,110)	(1,265)

Long-term debt	$282,896	$201,727

On October 31, 2005, the Company entered into a senior secured credit agreement with various financial institutions. On April 7, 2006, concurrent with the closing of the acquisition of the Calsafe group, the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with various financial institutions. The Restated Credit Agreement represents a senior secured credit facility comprised of a $100 million term loan (“the Term Loan”), a £45 million (approximately $80 million at April 7, 2006) term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million, and a $60 million letter of credit facility. As of July 1, 2006, there was $58.8 million of letters of credit issued under the facility and no borrowings under the line of credit. The Restated Credit Agreement also provided the Company the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling, amended certain restrictive covenants to permit the acquisition of the Calsafe group and provided increased flexibility for foreign acquisitions generally. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company.
The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.8 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.35% at July 1, 2006) plus 2.5%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (4.68% at July 1, 2006) plus 2.5%. Letter of credit fees are 2.35% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010, unless, as of February 3, 2009, more than $25 million in aggregate principal amount of the Company’s 7.625% Senior Notes due 2009 are outstanding, then the maturity date for the four facilities will be February 3, 2009.
The Restated Credit Agreement contains affirmative and negative covenants. Under the Restated Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined) of no more than 4.0 to 1 for the first and second fiscal quarters of 2006, 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of Total Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Company is also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA for the four-quarter period then ended to its Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should the Company generate Excess Cash Flow (as defined). As of July 1, 2006, the Company was in compliance with all covenants.
The Senior Notes due 2009 are secured equally and ratably with obligations under the Restated Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants, which, among other things, limit the Company’s ability to incur additional indebtedness and incur liens on assets.
7. At the beginning of the quarter ended July 1, 2005, the preferred shareholder held a warrant that was issued by the Company, which was exercisable based on approximately 2.2 million shares at the strike price of $12.27 per share. The warrant had an expiration date of April 2, 2009 and was exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise.
On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million and the preferred shareholder elected to immediately convert all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.
During the three and six months ended July 2, 2005, the Company recorded a mark-to-market credit of $0.5 million and $4.3 million, respectively, for the change in estimated fair value of the warrant.
8. The majority of the Company’s manufacturing segment sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at July 1, 2006, was estimated to be approximately $275 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Losses incurred on homes repurchased totaled less than $0.1 million for the six months ended July 1, 2006 and $0.3 million for the six months ended July 2, 2005.
At July 1, 2006 the Company was contingently obligated for approximately $59.1 million under letters of credit, primarily comprised of $41.8 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $11.9 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.5 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.
At July 1, 2006, certain of the Company’s subsidiaries were guarantors of approximately $4.8 million of debt of unconsolidated subsidiaries, none of which was reflected in the consolidated balance sheet. These guarantees are joint and several and are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties being developed.

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
9. During the three and six months ended July 1, 2006, the Company’s potentially dilutive securities consisted of outstanding stock options and awards. During the three and six months ended July 2, 2005, the Company’s potentially dilutive securities consisted of outstanding stock options and awards, convertible preferred stock, and a common stock warrant. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in the 2005 periods presented because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands)
Numerator
Net income	$119,882	$13,467	$133,529	$16,118
Less income/plus loss from discontinued operations	(77)	751	(24)	3,309
Less preferred stock dividends	—	(34)	—	(293)
Less amount allocated to participating securities holders	—	(195)	—	(789)

Income from continuing operations available to common shareholders for basic and diluted EPS	119,805	13,989	133,505	18,345

Income (loss) from discontinued operations	77	(751)	24	(3,309)
Less amount allocated to participating securities	—	—	—	—

Income (loss) from discontinued operations available to common shareholders for basic and diluted EPS	77	(751)	24	(3,309)

Income available to common shareholders for basic and diluted EPS	$119,882	$13,238	$133,529	$15,036

Denominator
Shares for basic EPS—weighted average shares outstanding	76,343	75,176	76,212	73,861
Plus effect of dilutive securities
Stock options and awards	1,152	866	1,226	895

Shares for diluted EPS	77,495	76,042	77,438	74,756

10. The Company evaluates the performance of its manufacturing, international and retail segments based on income before amortization of intangibles, interest, income taxes, and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated income from continuing operations before income taxes follow:

	Three Months Ended
	July 1, 2006	July 2, 2005
	(In thousands)
Net sales
Manufacturing segment	$319,943	$291,595
International segment	27,131	—
Retail segment	35,043	38,805
Less: intercompany	(11,400)	(13,300)

Consolidated net sales	$370,717	$317,100

Income from continuing operations before income taxes:
Manufacturing segment income	$21,039	$24,803
International segment income	1,199	—
Retail segment income	2,379	2,601
General corporate expenses and amortization of intangibles	(8,904)	(8,886)
Mark-to-market credit for common stock warrant	—	500
Loss on debt retirement	—	(901)
Interest expense, net	(4,011)	(3,699)
Intercompany eliminations	(200)	400

Income from continuing operations before income taxes	$11,502	$14,818

	Six Months Ended
	July 1, 2006	July 2, 2005
	(In thousands)
Net sales
Manufacturing segment	$651,594	$530,333
International segment	27,131	—
Retail segment	62,321	63,942
Less: intercompany	(23,800)	(32,900)

Consolidated net sales	$717,246	$561,375

Income from continuing operations before income taxes:
Manufacturing segment income	$47,005	$35,997
International segment income	1,199	—
Retail segment income	3,892	3,868
General corporate expenses and amortization of intangibles	(18,613)	(17,030)
Mark-to-market credit for common stock warrant	—	4,300
Loss on debt retirement	—	(901)
Interest expense, net	(6,081)	(7,507)
Intercompany eliminations	(1,000)	1,600

Income from continuing operations before income taxes	$26,402	$20,327

11. Discontinued operations include the Company’s traditional retail operations, which were exited in 2005, and its former consumer finance business that was exited in 2003. For the three and six months ended July 2, 2005, revenues from discontinued retail operations were $6.2 million and $25.1 million, respectively. Income (loss) from discontinued operations for the three and six months ended July 1, 2006 and July 2, 2005 consists of the following:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands)
Income (loss) from retail operations	$87	$(739)	$39	$(3,287)
Loss from consumer finance business	(10)	(12)	(15)	(22)

Total income (loss) from discontinued operations	$77	$(751)	$24	$(3,309)

As of July 1, 2006 and December 31, 2005, assets and liabilities of discontinued operations were not significant. Loss from discontinued retail operations for the six months ended July 2, 2005 included an operating loss of $2.1 million and a net loss of $1.2 million related to the sales of 30 retail locations. The assets sold consisted primarily of new homes and other inventory. The total sale price included cash of approximately $24.3 million and the buyers’ assumption of certain liabilities totaling approximately $1.2 million. In connection with these sales, the Company paid down $10.9 million of floor plan borrowings.
In connection with the sales of retail businesses during the year-to-date period of 2005, intercompany profit of $1.4 million was recognized in the consolidated statement of operations that is not classified as discontinued operations.
12. During the six months ended July 2, 2005, the Company issued 171,000 shares of common stock in payment of the final $2.0 million installment of deferred purchase price obligations.
13. The following table provides information regarding current year activity for restructuring reserves recorded in previous periods relating to closures of manufacturing plants and retail sales centers.

Six months ended
July 1, 2006
(In thousands)
Balance at beginning of year	$4,330
Cash payments:
Warranty costs	(1,179)
Other costs	(180)

Balance July 1, 2006	$2,971

Period end balance comprised of:
Warranty costs	$2,653
Other costs	318

$2,971

The majority of warranty costs are expected to be paid over a three-year period after the related closures. Other costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures.
14. Total comprehensive income for the three and six months ended July 1, 2006 and July 2, 2005 consists of the following:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands)
Net income	$119,882	$13,467	$133,529	$16,118
Other comprehensive income
Foreign currency translation adjustments	2,600	(284)	2,501	(392)

Total comprehensive income	$122,482	$13,183	$136,030	$15,726

15. As of July 31, 2006, the Company acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $32 million of cash plus assumption of certain operating liabilities. North American is a modular home builder that operates two homebuilding facilities in Virginia. This acquisition expands the Company’s presence in the modular home industry and in Virginia and surrounding states. The assets acquired and liabilities assumed consist primarily of inventory, property, plant and equipment, accounts payable and customer deposits. A purchase price allocation has not yet been prepared.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three and Six Months Ended July 1, 2006
versus the Three and Six Months Ended July 2, 2005
Overview
We are a leading producer of factory-built housing in the United States and Canada. As of July 1, 2006, our North American manufacturing segment (the “manufacturing segment”) consisted of 32 homebuilding facilities in 15 states and two provinces in western Canada. As of July 1, 2006, our homes were sold through more than 3,000 independent sales centers, builders, and developers across the U.S. and western Canada. Approximately 850 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of July 1, 2006, our homes were also sold through our retail segment that consists of 21 Company-owned sales locations in California.
On April 7, 2006, we acquired United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), (collectively, the “Calsafe group”), for approximately $100 million in cash, plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. The final purchase price will ultimately be determined based upon the achievement of certain financial benchmarks over the three years and three quarters ending December 2009. The transaction was financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in our credit facility, and cash. Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. Caledonian’s steel-framed modular technology allows for multi-story construction, a key advantage over North American wood-framed construction techniques. Our international manufacturing segment (the “international segment”) currently consists of three manufacturing facilities that Caledonian operates in the United Kingdom.
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
Our pretax income from continuing operations for the quarter ended July 1, 2006 was $11.5 million, a decrease of $3.3 million over the comparable quarter of 2005. Results in the quarter ended July 1, 2006 were unfavorably impacted by decreased factory utilization and production efficiency at our manufacturing segment operations resulting from lower incoming order rates and levels of unfilled production orders throughout the quarter. Income from the acquisitions discussed above partially offset these decreases. Results for the quarter ended July 2, 2005 included a loss on debt retirement of $0.9 million and income of $0.5 million for the change in estimated fair value of a common stock warrant.
Our pretax income from continuing operations for the six months ended July 1, 2006 was $26.4 million, an increase of $6.1 million over the comparable period of 2005. Improvement in our year-to-date results is attributable to higher sales levels, including sales to the Federal Emergency Management Agency (“FEMA”), and the inclusion of the acquisitions discussed above. Results in 2006 included gains of $4.5 million primarily from the sale of an investment property in Florida and three idle plants. Results in 2005 included the $0.9 million loss on debt retirement, a credit of $4.3 million for the change in estimated fair value of a common stock warrant and gains of $1.6 million primarily from the sale of three idle plants.

In September 2005, we entered into a contract with FEMA for the production and delivery of 2,000 new homes in connection with its hurricane relief efforts. During the fourth quarter of 2005, we constructed the 2,000 homes. During the first quarter of 2006, the order was completed as we delivered and invoiced the final 627 homes, resulting in $23.0 million of revenue, including delivery.
On July 1, 2006, we reversed 100% of the valuation allowance for deferred tax assets totaling $109.7 million.
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
We early adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) in the fourth quarter of 2005, effective January 2, 2005 using the modified prospective method of transition. The quarter and year-to-date periods ended July 2, 2005, have been restated to reflect the adoption of SFAS No. 123(R), which required adjustments for the cumulative effect of the accounting change at January 2, 2005 of $0.2 million (income) and additional stock compensation expense of $0.1 million for the six months ended July 2, 2005. The effect on the quarter ended July 2, 2005 was not material. These adjustments were included in selling, general, and administrative expenses.
We continue to focus on matching our manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary. During the quarter ended July 1, 2006, we idled a homebuilding facility in Indiana.
Subsequent to the end of the quarter, as of July 31, 2006 we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $32 million of cash plus assumption of certain operating liabilities. North American is a modular home builder that operates two homebuilding facilities in Virginia. This acquisition expands our presence in the modular home industry and in Virginia and surrounding states.

Consolidated Results

	Three Months Ended		%
	July 1, 2006	July 2, 2005	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$319,943	$291,595	10%
International segment	27,131	—
Retail segment	35,043	38,805	(10%)
Less: intercompany	(11,400)	(13,300)

Total net sales	$370,717	$317,100	17%

Gross margin	$56,839	$55,573	2%
Selling, general and administrative expenses (“SG&A”)	41,326	36,655	13%
Mark-to-market credit for common stock warrant	—	(500)
Loss on debt retirement	—	901

Operating income	$15,513	$18,517	(16%)

As a percent of net sales
Gross margin	15.3%	17.5%
SG&A	11.1%	11.6%
Operating income	4.2%	5.8%

	Six Months Ended		%
	July 1, 2006	July 2, 2005	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$651,594	$530,333	23%
International segment	27,131	—
Retail segment	62,321	63,942	(3%)
Less: intercompany	(23,800)	(32,900)

Total net sales	$717,246	$561,375	28%

Gross margin	$111,132	$92,837	20%
Selling, general and administrative expenses	78,649	68,402	15%
Mark-to-market credit for common stock warrant	—	(4,300)
Loss on debt retirement	—	901

Operating income	$32,483	$27,834	17%

As a percent of net sales
Gross margin	15.5%	16.5%
SG&A	11.0%	12.2%
Operating income	4.5%	5.0%
Net sales for the three and six months ended July 1, 2006 increased from the comparable periods in 2005 due to the inclusion of the acquisitions discussed above, sales price increases and changes in product mix in the manufacturing segment. Also, net sales for the year-to-date period of 2006 increased due to the sale of 627 homes to FEMA for approximately $23.0 million in the first quarter of 2006. Gross margin for the three months ended July 1, 2006 increased $1.3 million from the comparable period of 2005 primarily comprised of $6.3 million contributed by the acquisitions offset by a $5.0 million reduction from the same manufacturing segment plants operated a year ago due to production inefficiencies from operating with lower levels of unfilled production orders. Gross margin for the six months ended July 1, 2006 increased $18.3 million from the comparable period of 2005 primarily from acquisitions and improvements in the manufacturing segment in the first quarter of 2006 resulting from increased sales and improved operating efficiencies, partially offset by second quarter inefficiencies.
SG&A for the three and six months ended July 1, 2006 increased by $4.7 million and $10.2 million, respectively, from the comparable periods of 2005 primarily due to increased sales in the manufacturing segment, SG&A from the acquired companies and amortization expense. SG&A in the three and six months ended July 1, 2006 was reduced by net gains of $0.4 million and $4.5 million, respectively, primarily from the sale of investment property and three idle plants. SG&A for the six months ended July 2, 2005 was reduced by net gains of $1.5 million from the sale of three idle plants.

During the three and six months ended July 2, 2005, we recorded mark-to-market credits of $0.5 million and $4.3 million, respectively, for the decrease in estimated fair value of an outstanding common stock warrant. On April 18, 2005, we repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million.
During the three and six months ended July 2, 2005, operating results included a loss on debt retirement of $0.9 million from the purchase and retirement of $9.1 million of then outstanding Senior Notes for cash payments totaling $9.9 million.
As presented in the tables above, the inclusion of our acquisitions of the Calsafe group, Highland and the New Era group in consolidated results contributed to an increase in net sales and operating income during the three and six months ended July 1, 2006. On a pro forma basis, assuming we had owned these acquisitions as of the beginning of 2005, consolidated net sales would have decreased by 7% and increased by 8%, respectively, for the three and six months ended July 1, 2006 versus the prior year comparable periods. Pro forma operating income from continuing operations would have decreased by 29% and increased by 5%, respectively, for the three and six months ended July 1, 2006 versus the prior year comparable periods.
Manufacturing Segment
We evaluate the performance of our manufacturing segment based on income before amortization of intangibles, interest, income taxes, and general corporate expenses.

	Three Months Ended		%
	July 1, 2006	July 2, 2005	Change
Manufacturing segment net sales (in thousands)	$319,943	$291,595	10%
Manufacturing segment income (in thousands)	$21,039	$24,803	(15%)
Manufacturing segment margin %	6.6%	8.5%
HUD-code home shipments	4,185	4,843	(14%)
U.S. modular home and unit shipments	1,271	868	46%
Canadian home shipments	236	264	(11%)

Total homes and units sold	5,692	5,975	(5%)
Floors sold	11,048	11,406	(3%)
Multi-section mix	83%	84%
Average unit selling price, excluding delivery	$51,300	$45,200	13%

	Six Months Ended		%
	July 1, 2006	July 2, 2005	Change
Manufacturing segment net sales (in thousands)	$651,594	$530,333	23%
Manufacturing segment income (in thousands)	$47,005	$35,997	31%
Manufacturing segment margin %	7.2%	6.8%
HUD-code home shipments	8,950	8,857	1%
U.S. modular home and unit shipments	2,283	1,648	39%
Canadian home shipments	538	460	17%

Total homes and units sold	11,771	10,965	7%
Floors sold	22,362	21,015	6%
Multi-section mix	79%	85%
Average unit selling price, excluding delivery	$50,500	$44,700	13%
Manufacturing net sales for the three and six months ended July 1, 2006 increased compared to the same periods of 2005 primarily from the inclusion of acquisitions with net sales totaling $33.3 million in the quarter and $54.0 million in the year-to-date period, sales price increases, and changes in product mix. Also, net sales for the six months ended July 1, 2006 included approximately $23.0 million from the sale of 627 homes to FEMA in the first quarter. Average manufacturing selling prices increased in 2006 as compared to 2005 as a result of price increases which, in part, offset rising material costs. Product mix in 2006 included increased sales of higher priced modular homes and military housing units. Increased unit sales of modular homes in the three and six months ended July 1, 2006 resulted primarily from the inclusion of the New Era group and Highland.

Manufacturing segment income for the three months ended July 1, 2006 decreased $3.8 million from the comparable period of 2005 as a result of production inefficiencies caused by lower incoming order rates and levels of unfilled production orders at many of our plants, as well as higher sales and marketing costs, partially offset by results of our acquisitions. Lower levels of unfilled orders in 2006 resulted in more days of limited or no production during the quarter and the temporary idling of one homebuilding facility in Indiana in June. During the quarter two idle plants were sold for a net gain of $0.4 million.
Manufacturing segment income for the six months ended July 1, 2006 increased over the comparable period of 2005 by $11.0 million on increased sales. This improvement in our manufacturing operations is primarily attributable to higher sales, including sales to FEMA, efficiencies from higher production volumes in our first quarter of 2006, and results of our acquisitions, partially offset by second quarter inefficiencies. In addition, manufacturing segment income in the six months ended July 1, 2006 included net gains of $4.3 million from the sale of investment property in Florida and three idle plants versus net gains of $1.5 million from the sale of three idle plants in the year-to-date period of 2005.
As presented in the tables above, the inclusion of our acquisitions in manufacturing results contributed to an increase in net sales and segment income during the three and six months ended July 1, 2006. On a pro forma basis, assuming we had owned these acquisitions as of the beginning of 2005, manufacturing net sales would have decreased by 3% and increased by 10%, respectively, for the three and six months ended July 1, 2006 versus the prior year periods. Pro forma manufacturing segment income would have decreased by 20% and increased 23%, respectively, for the three and six months ended July 1, 2006 versus the prior year comparable periods.
Although orders from retailers can be cancelled at any time without penalty, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at July 1, 2006 totaled approximately $52 million for the 32 plants in operation, compared to $91 million at July 2, 2005 for the 29 plants in operation.
International Segment
Our international segment consists of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), which were acquired in April 2006. Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. Caledonian’s steel-framed modular technology allows for multi-story construction. Caledonian currently operates three manufacturing facilities in the United Kingdom.
We evaluate the performance of our international segment based on income before amortization of intangibles, interest, income taxes, and general corporate expenses. Our international segment reported segment income of $1.2 million on sales of $27.1 million during the seasonally slower quarter ended July 1, 2006, resulting in a segment margin of 4.4%. Firm contracts and orders pending contracts under framework agreements totaled approximately $120 million at the end of the quarter, sufficient to secure production levels for the remainder of 2006.

Retail Segment
The retail segment sells manufactured houses to consumers throughout California. We evaluate the performance of our retail segment based on income before interest, income taxes, and general corporate expenses.

	Three Months Ended		%
	July 1, 2006	July 2, 2005	Change
Retail segment net sales (in thousands)	$35,043	$38,805	(10%)
Retail segment income (in thousands)	$2,379	$2,601	(9%)
Retail segment margin %	6.8%	6.7%
New homes retail sold	185	217	(15%)
% Champion-produced new homes sold	84%	77%
New home multi-section mix	97%	95%
Average new home retail price	$187,400	$177,200	6%

	Six Months Ended		%
	July 1, 2006	July 2, 2005	Change
Retail segment net sales (in thousands)	$62,321	$63,942	(3%)
Retail segment income (in thousands)	$3,892	$3,868	1%
Retail segment margin %	6.2%	6.0%
New homes retail sold	328	367	(11%)
% Champion-produced new homes sold	87%	79%
New home multi-section mix	96%	96%
Average new home retail price	$188,000	$172,200	9%
Retail sales for the three and six months ended July 1, 2006 decreased versus the comparable periods last year due to selling a fewer number of homes, offset by an increased average selling price per home that resulted from the sale of homes with more add-ons, improvements, and amenities. Additionally, retail prices have increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for the three and six months ended July 1, 2006 decreased by $0.2 million and was flat, respectively, compared to the same periods in 2005 primarily due to decreased sales but slightly improved margins.
Discontinued Operations
Results of discontinued operations for the three and six months ended July 1, 2006 were insignificant. The loss of $0.8 million for the three months ended July 2, 2005 was attributable to operations. The loss for the six months ended July 2, 2005 included an operating loss of $2.1 million and a net loss of $1.2 million from the sale of 30 retail sales centers. In connection with the sales of retail businesses during 2005, intercompany manufacturing profit of $1.4 million was recognized in the consolidated statement of operations for the six months ended July 2, 2005 as a result of the liquidation of inventory, which is not classified as discontinued operations.
Restructuring Charges
We did not incur any significant restructuring charges during the three and six months ended July 1, 2006 and July 2, 2005. As of July 1, 2006, accrued but unpaid restructuring costs totaled $3.0 million compared to $4.3 million at December 31, 2005, consisting primarily of warranty reserves for closed manufacturing plants.
Interest Income and Interest Expense
In the fourth quarter of 2005, we refinanced $88.4 million of our 11.25% Senior Notes due 2007 with a $100 million term loan with a LIBOR-based interest rate. On April 7, 2006 in connection with the Calsafe group acquisition we entered into a Sterling-denominated term loan of approximately $80 million with a UK LIBOR-based interest rate. For the three months ended July 1, 2006, interest expense was higher than the comparable quarter in 2005 due to higher average borrowings offsetting the lower interest rates. For the six months ended July 1, 2006, interest expense was lower due to lower interest rates offsetting higher average borrowings. Interest income in 2006 was higher than in 2005 due primarily to higher interest rates.
Income Taxes
On July 1, 2006, we reversed 100% of the valuation allowance for deferred tax assets totaling $109.7 million after making the determination that realization of the deferred tax assets was more likely than not, based upon achieving historical profitability and having an outlook for ongoing profitability. As of December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $130 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2025. Additionally, as a result of the sale of its remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses will become available during 2006, upon completion of certain disposal activities.
Liquidity and Capital Resources
Unrestricted cash balances totaled $121.6 million at July 1, 2006. During the first six months of 2006, $39.2 million of net cash was provided by continuing operating activities. During the six months ended July 1, 2006, excluding working capital purchased in the Calsafe group and Highland acquisitions, accounts receivable and inventories decreased by $11.2 million and $6.0 million, respectively, as typical seasonal increases were offset by the liquidation of FEMA-related finished goods inventory and accounts receivable that existed at December 31, 2005. Other cash provided during the period included $5.8 million of cash proceeds that resulted primarily from the sale of property in Florida and three idle plants. During the period, cash totaling $100.4 million was used for the acquisition of the Calsafe group and $22.8 million was used for the acquisition of Highland. Approximately $80 million of the Calsafe group acquisition was financed through a Sterling-denominated term loan. Other cash used during the period included $9.1 million for capital expenditures.
On October 31, 2005, we entered into a senior secured credit agreement with various financial institutions. On April 7, 2006, concurrent with the closing of the acquisition of the Calsafe group, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with various financial institutions. The Restated Credit Agreement represents a senior secured credit facility comprised of a $100 million term loan (“the Term Loan”), a £45 million (approximately $80 million) term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million, and a $60 million letter of credit facility. As of July 1, 2006 there was $58.8 million of letters of credit issued under the facility and no borrowings under the line of credit. The Restated Credit Agreement also provided us with the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling, amended certain restrictive covenants to permit the acquisition of the Calsafe group and provided increased flexibility for foreign acquisitions generally. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries.
The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.8 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.35% at July 1, 2006) plus 2.5%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (4.68% at July 1, 2006) plus 2.5%. Letter of credit fees are 2.35% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010, unless, as of February 3, 2009, more than $25 million in aggregate principal amount of our 7.625% Senior Notes due 2009 are outstanding, then the maturity date for the four facilities will be February 3, 2009.
The Restated Credit Agreement contains affirmative and negative covenants. Under the Restated Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined) of no more than 4.0 to 1 for the first and second fiscal quarters of 2006, 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of our Total Debt (as defined) on the last day of a fiscal quarter to our consolidated EBITDA (as defined) for the four-quarter period then ended. We are also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of our consolidated EBITDA for the four-quarter period then ended to our Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should we generate Excess Cash Flow (as defined). As of July 1, 2006, we were in compliance with all covenants.
The Senior Notes due 2009 are secured equally and ratably with obligations under the Restated Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants that, among other things, limit our ability to incur additional indebtedness and incur liens on assets.
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
We expect to spend approximately $6 million to $9 million on capital expenditures during the remainder of 2006. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.
Contingent liabilities and obligations
We had significant contingent liabilities and obligations at July 1, 2006, including surety bonds and letters of credit totaling $71.0 million, guarantees by certain of our consolidated subsidiaries of approximately $4.8 million of debt of unconsolidated subsidiaries, and estimated wholesale repurchase obligations.
We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of July 1, 2006 was approximately $275 million, without reduction for the resale value of the homes. As of July 1, 2006, our independent retailer with the largest contingent repurchase obligation had approximately $8.4 million of inventory subject to repurchase for up to 24 months from date of invoice. As of July 1, 2006 our next 24 largest independent retailers had an aggregate of approximately $71.1 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $1.8 million to $7.8 million per retailer. For the six months ended July 1, 2006, we paid $0.4 million and incurred losses of less than $0.1 million for the repurchase of eight homes. In the comparable period last year, we paid $1.6 million and incurred losses of $0.3 million for the repurchase of 41 homes.
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
Summary of liquidity and capital resources
At July 1, 2006, our unrestricted cash balances totaled $121.6 million and we had unused availability of $40 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $161.6 million. On August 1, 2006, we paid approximately $32 million of cash for the acquisition of certain assets and the business of North American Housing Corp. and an affiliate. We expect that our cash flow from operations for the next two years will be adequate to fund capital expenditures during that period as well as the approximately $4.0 million of scheduled debt payments for the next two years. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next two years. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.
Critical Accounting Policies
For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2005. There have been no material changes to our critical accounting policies described in such Form 10-K.
Impact of Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 is effective beginning with our 2007 fiscal year. FIN 48 clarifies accounting for uncertain tax positions utilizing a more likely than not recognition threshold for a tax position. We shall initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the more likely than not threshold, the measurement of the tax benefit would be based on the best estimate of the ultimate tax benefit that will be sustained upon audit by the taxing authority. We have not yet determined the impact, if any, of this new accounting standard on our consolidated statement of operations and financial position.
Forward Looking Statements
This Current Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also constitute forward-looking statements. Such statements are or will be based on our estimates, assumptions, and projections, and are not guarantees of future performance and are subject to risks and uncertainties, including those specifically listed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances. The risk factors discussed in “Risk Factors” in Item 1A of our 2005 Form 10-K could materially affect our operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our debt obligations under the Restated Credit Agreement are subject to variable rates of interest based on LIBOR and UK LIBOR. A 100 basis point increase in the underlying interest rates would result in an additional annual interest cost of approximately $1.8 million, assuming average related debt of approximately $182 million, which was the amount of outstanding borrowings as of July 1, 2006.
Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at July 1, 2006.
Item 4. Controls and Procedures.
As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended July 1, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing a standardized Enterprise Resource Planning (“ERP”) system for its manufacturing segment. The completion of the ERP system implementation is targeted for the first quarter of 2007. Management does not currently believe that this system implementation will adversely affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended December 31, 2005. There have been no material changes to our risk factors described in such Form 10-K, other than as discussed below.
Operations in the United Kingdom — We acquired Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) in April 2006. Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings, including multi-story buildings, for use as prisons, residences and hotels, as well as military accommodations. Caledonian has two major customers that rely on government funding for construction budgets. Reduction in government funding to either of these two customers or unfavorable changes in the markets for hotels and residential structures could significantly impact Caledonian’s revenues and earnings.
The commercial construction market in the UK is very competitive. If we are unable to effectively compete in this environment our revenues and earnings could suffer. Additionally, unfavorable changes in foreign exchange rates could adversely affect the value of our investment in this business.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 3, 2006 the Registrant held its 2006 Annual Meeting of Shareholders at which the following matter was submitted to a vote of security holders with results as follows:
Election of Directors

Nominee	Votes For	Votes Withheld
Robert W. Anestis	71,106,641	846,907
Eric S. Belsky	71,585,983	367,565
William C. Griffiths	71,215,657	737,891
Selwyn Isakow	70,929,625	1,023,923
Brian D. Jellison	70,924,127	1,029,421
G. Michael Lynch	67,153,385	4,800,163
Thomas A. Madden	71,396,229	557,319
Shirley D. Peterson	70,728,379	1,225,169
David S. Weiss	71,703,815	249,733
Item 5. Other Information.
As a result of our acquisition of Calsafe Group (Holdings) Limited (“Calsafe”) on April 7, 2006, a Current Report on Form 8-K was required to be filed by June 26, 2006, containing audited financial statements of Calsafe for the fiscal year ended April 7, 2006, and proforma information of the Registrant and Calsafe for the year ended December 31, 2005, and the three months ended April 1, 2006. This Current Report on Form 8-K has not been filed because the audit of the financial statements of Calsafe for the fiscal year ended April 7, 2006 is not yet completed. It is expected that the audit will be completed and the Current Report on Form 8-K will be filed within 30 days.

Item 6. Exhibits and Reports on Form 8-K.
(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Champion Enterprises, Inc., as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 19, 2006 and incorporated herein by reference.
10.1	Amended and Restated Credit Agreement, dated as of April 7, 2006, by and among Champion Home Builders Co., as the Borrower, Champion Enterprises, Inc., as the Parent, various financial institutions and other persons from time to time parties thereto, as Lenders, and Credit Suisse, as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2006 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer dated August 1, 2006, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.
31.2	Certification of Chief Financial Officer dated August 1, 2006, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated August 1, 2006, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

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

Dated: August 1, 2006