Form 10-Q
period 2006-09-30
CHAMPION ENTERPRISES INC
filed 2006-11-01
CIK 814068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended September 30, 2006
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
Large accelerated filer ☑                     Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
76,456,595 shares of the registrant’s $1.00 par value Common Stock were outstanding as of October 31, 2006.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Consolidated Statements of Income
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net sales	$346,454	$335,728	$1,063,700	$897,103

Cost of sales	289,563	277,819	895,677	746,357

Gross margin	56,891	57,909	168,023	150,746

Selling, general and administrative expenses	41,060	36,995	119,709	105,397
Mark-to-market credit for common stock warrant	—	—	—	(4,300)
Loss on debt retirement	—	—	—	901

Operating income	15,831	20,914	48,314	48,748
Interest income	1,159	980	3,889	2,682
Interest expense	(5,373)	(4,340)	(14,184)	(13,549)

Income from continuing operations before income taxes	11,617	17,554	38,019	37,881

Income tax (benefit) expense	2,589	950	(104,514)	1,850

Income from continuing operations	9,028	16,604	142,533	36,031

Income (loss) from discontinued operations, net of taxes	(13)	(900)	11	(4,209)

Net income	$9,015	$15,704	$142,544	$31,822

Basic income (loss) per share:
Income from continuing operations	$0.12	$0.22	$1.87	$0.47
Loss from discontinued operations	—	(0.01)	—	(0.06)

Basic income per share	$0.12	$0.21	$1.87	$0.41

Weighted shares for basic EPS	76,456	75,837	76,304	74,520

Diluted earnings (loss) per share:
Income from continuing operations	$0.12	$0.21	$1.84	$0.46
Loss from discontinued operations	—	(0.01)	—	(0.06)

Diluted income per share	$0.12	$0.20	$1.84	$0.40

Weighted shares for diluted EPS	77,486	76,886	77,512	75,559

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	September 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and cash equivalents	$106,439	$126,979
Accounts receivable, trade	61,455	46,186
Inventories	73,868	76,391
Current assets of business held for sale	40,986	36,069
Deferred tax assets	37,258	441
Other current assets	7,783	12,090

Total current assets	327,789	298,156

Property, plant and equipment	240,244	213,832
Less-accumulated depreciation	127,091	123,144

	113,153	90,688

Goodwill and amortizable intangible assets	331,091	158,101
Non-current assets of business held for sale	627	875
Non-current deferred tax assets	95,600	—
Other non-current assets	18,521	18,834

	$886,781	$566,654

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$73,107	$27,812
Accrued warranty obligations	32,266	33,509
Accrued volume rebates	31,388	33,056
Accrued compensation and payroll taxes	15,980	23,022
Accrued self-insurance	34,123	30,968
Current liabilities of business held for sale	3,461	5,361
Other current liabilities	46,364	32,363

Total current liabilities	236,689	186,091

Long-term liabilities
Long-term debt	283,665	201,727
Long-term deferred tax liabilities	34,623	124
Other long-term liabilities	33,013	31,407

	351,301	233,258

Contingent liabilities (Note 9)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 76,456 and 76,045 shares issued and outstanding, respectively	76,456	76,045
Capital in excess of par value	197,775	192,905
Retained earnings (accumulated deficit)	20,681	(121,863)
Accumulated other comprehensive income	3,879	218

Total shareholders’ equity	298,791	147,305

	$886,781	$566,654

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Nine Months Ended
	September 30, 2006	October 1, 2005*
Cash flows from operating activities
Net income	$142,544	$31,822
(Income) loss from discontinued operations	(11)	4,209
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	12,932	7,726
Stock-based compensation	3,717	4,009
Change in deferred taxes	(107,400)	—
Fixed asset impairment charges	1,200	—
Mark-to-market credit for common stock warrant	—	(4,300)
Loss on debt retirement	—	901
Gain on disposal of fixed assets	(4,470)	(1,625)
Increase/decrease
Accounts receivable	11,844	(27,617)
Inventories	3,269	(13,039)
Accounts payable	4,270	20,840
Accrued liabilities	(11,814)	12,848
Other, net	3,321	3,916

Net cash provided by continuing operating activities	59,402	39,690

Cash flows from investing activities
Additions to property, plant and equipment	(14,279)	(7,976)
Acquisitions	(153,290)	(41,427)
Investments in and advances to unconsolidated subsidiaries	—	(55)
Proceeds on disposal of fixed assets	5,730	5,221

Net cash used for investing activities	(161,839)	(44,237)

Cash flows from financing activities
Payments on short-term debt	—	(8,195)
Payments on long-term debt	(1,376)	(277)
Proceeds from Term Loan	78,561	—
Purchase of Senior Notes	—	(9,885)
Increase in deferred financing costs	(1,076)	—
Decrease in restricted cash	698	1
Purchase of common stock warrant	—	(4,500)
Common stock issued, net	1,955	1,582
Dividends paid on preferred stock	—	(293)

Net cash provided by (used for) financing activities	78,762	(21,567)

Cash flows from discontinued operations
Net cash provided by (used for) operating activities of discontinued operations	600	(3,493)
Net cash provided by investing activities of discontinued operations	568	30,649
Net cash used for financing activities of discontinued operations	—	(12,249)

Net cash provided by discontinued operations	1,168	14,907

Effect of exchange rate changes on cash and cash equivalents	1,967	—
Net decrease in cash and cash equivalents	(20,540)	(11,207)
Cash and cash equivalents at beginning of period	126,979	142,266

Cash and cash equivalents at end of period	$106,439	$131,059

*	The 2005 Statement of Cash Flows has been revised to separately disclose the operating, investing, and financing portions of the cash flows attributable to discontinued operations. These amounts were previously reported on a combined basis.
See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Consolidated Statement of Shareholders’ Equity
Unaudited Nine Months Ended September 30, 2006
(In thousands)

				Retained	Accumulated
			Capital in	earnings	other
	Common stock		excess of	(accumulated	comprehensive
	Shares	Amount	par value	deficit)	income	Total
Balance at December 31, 2005	76,045	$76,045	$192,905	$(121,863)	$218	$147,305

Net income				142,544		142,544
Stock options and benefit plans	411	411	4,870			5,281
Foreign currency translation adjustments					3,661	3,661

Balance at September 30, 2006	76,456	$76,456	$197,775	$20,681	$3,879	$298,791

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Consolidated Financial Statements
(Unaudited)
1. The Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal recurring nature except for the reversal of 100% of the valuation allowance for deferred tax assets (see Note 4). Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
For a description of significant accounting policies used by Champion Enterprises, Inc. (“Champion”, “our”, “us”, “we” or “the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In April 2006, the Company acquired United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) (collectively, the “Calsafe group”) (see Note 3). The Calsafe group uses the percentage of completion method of revenue recognition for its modular building contracts using the cost-to-cost basis.
The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 31 manufacturing facilities as of September 30, 2006. These facilities primarily factory-build manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of the Calsafe group. Caledonian currently operates three manufacturing facilities in the United Kingdom. The retail segment sells manufactured houses to consumers throughout California. In September 2006, the Company entered into an agreement to sell its retail operations (see Note 2).
During 2005, the Company completed the disposal of its traditional retail operations through the sale of its remaining traditional retail sales centers. As a result, the Company’s traditional retail operations, excluding its non-traditional California operations, are classified as discontinued operations for the periods reported. Also included in discontinued operations is the Company’s former consumer finance business that was exited in 2003.
The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives are made available to certain employees, directors and others. The Company accounts for these stock-based employee compensation programs under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”). Awards of performance shares and restricted stock are accounted for by valuing unvested shares expected to be earned at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation cost was $0.4 million and $3.7 million for the three and nine months ended September 30, 2006, respectively, and $1.4 million and $4.0 million for the three and nine months ended October 1, 2005, respectively, and is included in general and administrative expenses.
SFAS No. 123(R) provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) be presented in the consolidated statement of cash flows as financing (rather than operating) cash flow. Realized windfall tax benefits are credited to capital in excess of par in the consolidated balance sheet. Realized shortfall tax benefits (amounts which are less than those previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, the Company was permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. The Company completed a study during the quarter ended December 31, 2005, the period of adoption, and currently has sufficient cumulative memo windfall tax benefits to absorb future shortfalls such that earnings were not affected in the periods presented. Because the Company has net operating loss carryforwards for tax purposes (see Note 4), there are no windfall tax benefit cash flows realized in the periods presented.
Recent accounting pronouncement
In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 is effective beginning with the Company’s 2007 fiscal year. FIN 48 clarifies accounting for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. The Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s best estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company has not yet determined the impact, if any, of this new accounting standard on its consolidated statement of income and financial position.
2. On September 8, 2006, the Company entered into an agreement to sell all of its equity interest in San Jose Advantage Homes, Inc. (“Advantage”), which currently comprises the Company’s entire retail segment and is engaged in retail home sales in the state of California. The agreement calls for a purchase price of approximately $44 million in cash, subject to a working capital adjustment, and a subordinated 5-year interest-bearing note of approximately $8 million. The sale is expected to be completed during the fourth quarter of 2006. In connection with this divestiture, the Company expects to enter into a 5-year supply agreement with the buyers whereby the Company will continue to be the primary supplier of factory-built homes to Advantage. As a result, the operations will not qualify as discontinued operations. The assets and liabilities of this business have been classified as held for sale in the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005 and consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Accounts receivable, trade	$2,570	$2,960
Inventories	37,825	32,259
Other current assets	591	850

Total current assets of business held for sale	40,986	36,069

Property, plant and equipment	1,133	1,314
Less-accumulated depreciation	(903)	(829)

Net property, plant and equipment	230	485
Other non-current assets	397	390

Total non-current assets of business held for sale	627	875

Total assets of business held for sale	$41,613	$36,944

Accounts payable	$815	$1,303
Accrued compensation & taxes	2,268	3,735
Other liabilities	378	323

Total current liabilities of business held for sale	$3,461	$5,361

3. On July 31, 2006, the Company acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $30 million of cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates two homebuilding facilities in Virginia. This acquisition expands the Company’s presence in the modular home industry and in the mid-Atlantic region of the United States. The assets acquired and liabilities assumed consist primarily of inventory, property, plant and equipment, accounts payable and customer deposits. The results of operations of North American from the acquisition date to September 30, 2006 are included in the Company’s results from continuing operations and in its manufacturing segment for the three and nine months ended September 30, 2006. The purchase price allocation related to this acquisition is not final pending completion of certain asset valuations.
On April 7, 2006, the Company acquired United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) (collectively, the “Calsafe group”) for approximately $100 million in cash plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. The final purchase price will ultimately be determined based upon the achievement of certain financial benchmarks over the three years and three quarters ending December 2009. The transaction was financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in Champion’s credit facility, and cash.
Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. The results of operations of the Calsafe group from the acquisition date to September 30, 2006 are included in the Company’s results from continuing operations and in its international segment for the three and nine months ended September 30, 2006.

On March 31, 2006, the Company acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes, for cash consideration of approximately $23 million. This acquisition expanded the Company’s presence in the modular homebuilding industry and increased its manufacturing and distribution in several states under-served by Champion in the north central United States. The results of operations of Highland from the acquisition date to September 30, 2006 are included in the Company’s results from continuing operations and in its manufacturing segment for the three and nine months ended September 30, 2006.
Based on current purchase price allocations for North American, the Calsafe group and Highland at their acquisition dates, the unaudited condensed balance sheets, including cash acquired, are as follows:

	North American	Calsafe group	Highland
	July 31, 2006	April 7, 2006	March 31, 2006
	(In thousands)
Current assets	$1,983	$36,652	$4,005
Property, plant and equipment	3,553	12,628	4,065
Goodwill & amortizable intangible assets	28,193	121,249	17,744
Other non-current assets	75	112	—

Total assets	33,804	170,641	25,814

Current liabilities	3,078	47,443	2,923
Long-term liabilities	—	11,738	—

Net assets of acquired business	$30,726	$111,460	$22,891

Goodwill and amortizable intangible assets from the North American and Highland acquisitions are attributed to the manufacturing segment. Goodwill and amortizable intangibles from the Calsafe group acquisition are attributed to the international segment. Trade names and technologies were valued based upon the royalty-saving method, customer relationships were valued based upon the excess earnings method and employment agreements were valued based upon the income method. Amortization is calculated using the straight-line method over the applicable useful lives of the assets. The purchase price allocation related to the North American acquisition is not final pending completion of certain asset valuations. The amortizable intangible assets and goodwill for Highland and the Calsafe group, and their respective amortization periods and annual amortization expense is as follows:

		Amortization	Expected Annual
	Amount	Period	Amortization
	(In thousands)	(Years)	(In thousands)
Highland
Trade names	$2,600	15	$173
Customer relationships	4,200	15	280
Other amortizable intangible assets	520	7	74
Goodwill	10,424	—	—

Total goodwill and amortizable intangible assets	$17,744		$527

Calsafe group
Trade names	$7,833	15	$522
Customer relationships	15,213	10	1,521
Technology	3,649	3-5	793
Employee agreements	3,574	5	715
Goodwill	90,980	—	—

Total goodwill and amortizable intangible assets	$121,249		$3,551

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
The following table presents unaudited pro forma combined results as if Champion had acquired the New Era group, Highland, the Calsafe group and North American at the beginning of the periods presented, instead of August 8, 2005, March 31, 2006, April 7, 2006 and July 31, 2006, respectively:

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net sales	$348,769	$399,651	$1,128,607	$1,125,170
Net income	9,296	17,733	148,121	40,211
Diluted income per share	$0.12	$0.23	$1.91	$0.53
The pro forma results include amortization of amortizable intangible assets acquired and valued in the transactions. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.
4. The provisions for income tax differ from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income from continuing operations and pretax income (loss) from discontinued operations as a result of the following differences:

	Nine Months Ended
	September 30,	October 1,
	2006	2005
	(In thousands)
Continuing operations
Tax at federal statutory tax rates	$13,400	$13,300
(Decrease) increase in rate resulting from:
Permanent differences	(1,800)	(1,200)
Adjustment of deferred tax valuation allowance	(116,000)	(10,400)
State taxes and other	(114)	150

Total income tax (benefit) expense	$(104,514)	$1,850

	Nine Months Ended
	September 30,	October 1,
	2006	2005
	(In thousands)
Discontinued operations
Tax at federal statutory tax rates	$—	$(1,500)
Increase in rate resulting from:
Adjustment of deferred tax valuation allowance	—	1,500

Total income tax	$—	$—

Effective July 1, 2006, the Company reversed 100% of its previously recorded valuation allowance for deferred tax assets totaling $109.7 million after determining that realization of the deferred tax assets was more likely than not. The $109.7 million reversal includes the tax effect of the change in net operating losses for the six months ended July 1, 2006. As of December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $134 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2025. Additionally, as a result of the sale of its remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses will become available during 2006 upon completion of certain disposal activities.
As of December 31, 2005, the Company had available state net operating loss carryforwards of approximately $156 million for tax purposes to offset future state taxable income. These carryforwards expire in 2016 through 2025.
5. A summary of inventories by component follows:

	September 30, 2006	December 31, 2005
	(In thousands)
New manufactured homes	$19,406	$24,228
Raw materials	40,989	41,525
Work-in-process	13,473	10,638

	$73,868	$76,391

6. The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the nine months ended September 30, 2006 and October 1, 2005. A portion of warranty reserves was classified as other long-term liabilities in the consolidated balance sheets.

	Nine Months Ended
	September 30,	October 1,
	2006	2005
	(In thousands)
Reserves at beginning of year	$40,009	$40,051
Warranty expense provided	38,094	36,160
Warranty reserves from acquisitions	513	1,783
Cash warranty payments	(39,850)	(39,129)

Reserves at end of quarter	$38,766	$38,865

7. Long-term debt consisted of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
7.625% Senior Notes due 2009	$89,273	$89,273
Term Loan due 2012	99,000	99,750
Sterling Term Loan due 2012	83,730	—
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,305	1,539

Total debt	285,738	202,992
Less: current portion of long-term debt	(2,073)	(1,265)

Long-term debt	$283,665	$201,727

On October 31, 2005, the Company entered into a senior secured credit agreement with various financial institutions. On April 7, 2006, concurrent with the closing of the acquisition of the Calsafe group, the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with various financial institutions. The Restated Credit Agreement is a senior secured credit facility comprised of a $100 million term loan (“the Term Loan”), a £45 million (approximately $80 million at April 7, 2006) term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of September 30, 2006, letters of credit issued under the facility totaled $57.3 million and there were no borrowings under the revolving line of credit. The Restated Credit Agreement also provides the Company the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling, amended certain restrictive covenants to permit the acquisition of the Calsafe group and provided increased flexibility for foreign acquisitions generally. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company.
The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.8 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.32% at September 30, 2006) plus 2.5%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (4.97% at September 30, 2006) plus 2.5%. Letter of credit fees are 2.60% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010 unless, as of February 3, 2009, more than $25 million in aggregate principal amount of the Company’s 7.625% Senior Notes due 2009 are outstanding, then the maturity date for the four facilities will be February 3, 2009.
The Restated Credit Agreement contains affirmative and negative covenants. Under the Restated Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined) of no more than 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of Total Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Company is also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA for the four-quarter period then ended to its Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should the Company generate Excess Cash Flow (as defined). As of September 30, 2006, the Company was in compliance with all covenants.
The Senior Notes due 2009 are secured equally and ratably with obligations under the Restated Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants which, among other things, limit the Company’s ability to incur additional indebtedness and incur liens on assets.
8. At the beginning of the quarter ended July 1, 2005, the preferred shareholder held a warrant that was issued by the Company, which was exercisable based on approximately 2.2 million shares at the strike price of $12.27 per share. The warrant had an expiration date of April 2, 2009 and was exercisable only on a non-cash, net basis, whereby the warrant holder would receive shares of common stock as payment for any net gain upon exercise. On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million and the preferred shareholder elected to immediately convert all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements. For the nine months ended October 1, 2005, the Company had recorded a mark-to-market credit of $4.3 million for the change in estimated fair value of the warrant.
9. The majority of the Company’s manufacturing segment sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 24 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at September 30, 2006, was estimated to be approximately $256 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes. Losses incurred on homes repurchased totaled less than $0.1 million for the nine months ended September 30, 2006 and $0.3 million for the nine months ended October 1, 2005.
At September 30, 2006 the Company was contingently obligated for approximately $57.3 million under letters of credit, primarily comprised of $41.6 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $17.5 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.
At September 30, 2006, certain of the Company’s subsidiaries were guarantors of approximately $4.9 million of debt of unconsolidated affiliates, none of which was reflected in the consolidated balance sheet. These guarantees are joint and several and are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.
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
10. During the three and nine months ended September 30, 2006 and the three months ended October 1, 2005, the Company’s potentially dilutive securities consisted of outstanding stock options and awards. During the nine months ended October 1, 2005, the Company’s potentially dilutive securities consisted of outstanding stock options and awards, convertible preferred stock and a common stock warrant. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) for the nine months ended October 1, 2005 because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations follows:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)
Numerator
Net income	$9,015	$15,704	$142,544	$31,822
Less income/plus loss from discontinued operations	13	900	(11)	4,209
Less preferred stock dividends	—	—	—	(293)
Less amount allocated to participating securities holders	—	—	—	(988)

Income from continuing operations available to common shareholders for basic and diluted EPS	9,028	16,604	142,533	34,750

Income (loss) from discontinued operations	(13)	(900)	11	(4,209)

Income (loss) from discontinued operations available to common shareholders for basic and diluted EPS	(13)	(900)	11	(4,209)

Income available to common shareholders for basic and diluted EPS	$9,015	$15,704	$142,544	$30,541

Denominator
Shares for basic EPS—weighted average shares outstanding	76,456	75,837	76,304	74,520
Stock options and awards	1,030	1,049	1,208	1,039

Shares for diluted EPS	77,486	76,886	77,512	75,559

11. The Company evaluates the performance of its manufacturing, international and retail segments based on income before amortization of intangibles, interest, income taxes and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated income from continuing operations before income taxes follow:

	Three Months Ended
	September 30,	October 1,
	2006	2005
	(In thousands)
Net sales
Manufacturing segment	$293,417	$310,239
International segment	30,946	—
Retail segment	31,391	36,789
Less: intercompany	(9,300)	(11,300)

Consolidated net sales	$346,454	$335,728

Income from continuing operations before income taxes:
Manufacturing segment income	$19,553	$27,318
International segment income	1,959	—
Retail segment income	2,425	2,184
General corporate expenses	(7,184)	(8,788)
Amortization of intangibles	(1,122)	—
Interest expense, net	(4,214)	(3,360)
Intercompany eliminations	200	200

Income from continuing operations before income taxes	$11,617	$17,554

	Nine Months Ended
	September 30,	October 1,
	2006	2005
	(In thousands)
Net sales
Manufacturing segment	$945,011	$840,572
International segment	58,077	—
Retail segment	93,712	100,731
Less: intercompany	(33,100)	(44,200)

Consolidated net sales	$1,063,700	$897,103

Income from continuing operations before income taxes:
Manufacturing segment income	$66,558	$63,315
International segment income	3,158	—
Retail segment income	6,317	6,052
General corporate expenses	(24,406)	(25,818)
Amortization of intangibles	(2,513)	—
Mark-to-market credit for common stock warrant	—	4,300
Loss on debt retirement	—	(901)
Interest expense, net	(10,295)	(10,867)
Intercompany eliminations	(800)	1,800

Income from continuing operations before income taxes	$38,019	$37,881

12. Discontinued operations include the Company’s traditional retail operations, which were exited in 2005, and its former consumer finance business that was exited in 2003. Discontinued operations had no significant activity in 2006. For the three and nine months ended October 1, 2005, revenues from discontinued retail operations were $0.4 million and $25.5 million, respectively. Income (loss) from discontinued operations for the three and nine months ended September 30, 2006 and October 1, 2005 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)
Income (loss) from retail operations	$(9)	$(872)	$30	$(4,159)
Loss from consumer finance business	(4)	(28)	(19)	(50)

Total income (loss) from discontinued operations	$(13)	$(900)	$11	$(4,209)

As of September 30, 2006 and December 31, 2005, assets and liabilities of discontinued operations were not significant and were included in other current assets, non-current assets and other current liabilities. Loss from discontinued retail operations for the nine months ended October 1, 2005 included an operating loss of $2.3 million and a net loss of $1.9 million related to the sales of 40 retail locations. The assets sold consisted primarily of new homes and other inventory. The total sale price included cash of approximately $30.6 million and the buyers’ assumption of certain liabilities totaling approximately $3.4 million. In connection with these sales, the Company paid down $10.9 million of floor plan borrowings.
In connection with the sales of retail businesses during the year-to-date period of 2005, intercompany profit of $2.4 million was recognized in the consolidated statement of income that is not classified as discontinued operations.
13. During the nine months ended October 1, 2005, the Company issued 171,000 shares of common stock in payment of the final $2.0 million installment of deferred purchase price obligations.
14. The following table provides information regarding current year activity for restructuring reserves established in previous periods relating to closures of manufacturing plants and retail sales centers.

Nine Months Ended
September 30,
2006
(In thousands)
Balance at beginning of year	$4,330
Cash payments:
Warranty costs	(1,541)
Other costs	(343)

Balance September 30, 2006	$2,446

Period end balance comprised of:
Warranty costs	$2,291
Other costs	155

$2,446

The majority of warranty costs are expected to be paid over a three-year period after the related closures. Other costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures.
15. Total comprehensive income for the three and nine months ended September 30, 2006 and October 1, 2005 consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
	(In thousands)
Net income	$9,015	$15,704	$142,544	$31,822
Other comprehensive income
Foreign currency translation adjustments	1,160	155	3,661	291

Total comprehensive income	$10,175	$15,859	$146,205	$32,113

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three and Nine Months Ended September 30, 2006
versus the Three and Nine Months Ended October 1, 2005
Overview
We are a leading producer of factory-built housing in the United States and Canada. As of September 30, 2006, our North American manufacturing segment (the “manufacturing segment”) consisted of 31 homebuilding facilities in 16 states and two provinces in western Canada. As of September 30, 2006, our homes were sold through more than 3,000 independent sales centers, builders and developers across the U.S. and western Canada. Approximately 900 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of September 30, 2006, our homes were also sold through our retail segment that consists of 19 Company-owned sales locations in California.
On April 7, 2006, we acquired United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), (collectively, the “Calsafe group”), for approximately $100 million in cash, plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. The final purchase price will ultimately be determined based upon the achievement of certain financial benchmarks over the three years and three quarters ending December 2009. The transaction was financed through a combination of debt, via an approximate $80 million Sterling-denominated increase in our credit facility, and cash. Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. Our international manufacturing segment (the “international segment”) currently consists of three manufacturing facilities that Caledonian operates in the United Kingdom.
On September 8, 2006, we entered into an agreement to sell all of our equity interest in San Jose Advantage Homes, Inc., which currently comprises our entire retail segment and is engaged in retail home sales in the state of California. The agreement calls for a purchase price of approximately $44 million in cash, subject to a working capital adjustment, and a subordinated 5-year interest-bearing note of approximately $8 million. The sale is expected to be completed during the fourth quarter of 2006.
On July 31, 2006 we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $30 million of cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates two homebuilding facilities in Virginia. This acquisition expands our presence in the modular home industry and in the mid-Atlantic region of the United States.
On March 31, 2006, we acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes, for cash consideration of approximately $23 million. This acquisition expanded our presence in the modular homebuilding industry and increased our manufacturing and distribution in several states under-served by us in the north central U.S.
On August 8, 2005, we acquired the assets of New Era Building Systems, Inc., a leading modular homebuilder, and its affiliates, Castle Housing of Pennsylvania Ltd. and Carolina Building Solutions LLC (collectively, the “New Era group”), for aggregate cash consideration of $41 million and the assumption of certain liabilities.
Our pretax income from continuing operations for the quarter ended September 30, 2006 was $11.6 million, a decrease of $5.9 million versus the comparable quarter of 2005. Results in the quarter ended September 30, 2006 were unfavorably impacted by decreased factory utilization and production inefficiencies in our manufacturing segment resulting from lower incoming order rates and levels of unfilled production orders throughout the quarter, as well as a $1.2 million impairment charge relating to the closure of a manufacturing plant in North Carolina. Income from the acquisitions discussed above partially offset these decreases.

Our pretax income from continuing operations for the nine months ended September 30, 2006 was $38.0 million, slightly higher than the comparable period of 2005. Our year-to-date results are attributable to higher sales levels, including sales to the Federal Emergency Management Agency (“FEMA”) and the inclusion of the acquisitions discussed above. Results in 2006 included gains of $4.5 million, primarily from the sales of an investment property in Florida and three closed plants, partially offset by the $1.2 million plant closure impairment charge. Results in 2005 included the $0.9 million loss on debt retirement, income of $4.3 million for the change in estimated fair value of a common stock warrant and gains of $1.6 million primarily from the sale of three closed plants.
In September 2005, we entered into a contract with FEMA for the production and delivery of 2,000 new homes in connection with its hurricane relief efforts. During the fourth quarter of 2005, we constructed the 2,000 homes. During the first quarter of 2006, the order was completed as we delivered and invoiced the final 627 homes, resulting in $23.0 million of revenue, including delivery.
Effective July 1, 2006, we reversed 100% of the previously recorded valuation allowance for deferred tax assets totaling $109.7 million. Subsequent to this reversal of the valuation allowance, our earnings are fully taxed for financial reporting purposes.
During the year ended December 31, 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 42 traditional retail sales centers. As a result, the 66 traditional retail sales centers closed or sold in 2005 and 2004, along with related administrative offices, are reported as discontinued operations for all periods presented. Our former consumer finance business that was exited in 2003 is also included in discontinued operations.
We early adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) in the fourth quarter of 2005, effective January 2, 2005 using the modified prospective method of transition. The quarter and year-to-date periods ended October 1, 2005, have been restated to reflect the adoption of SFAS No. 123(R), which required adjustments for the cumulative effect of the accounting change at January 2, 2005 of $0.2 million (income). The restatement resulted in a reduction of the compensation expense for the quarter and year-to-date periods ended October 1, 2005 of $1.4 million and $1.3 million, respectively. These adjustments were included in general and administrative expenses.
We continue to focus on matching our manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary. In June 2006 we idled a manufacturing facility in Indiana. During the third quarter of 2006, we closed an additional homebuilding facility in Indiana and one in North Carolina, and in October 2006, we idled a manufacturing plant in Florida.

Consolidated Results

	Three Months Ended
	September 30,	October 1,	%
	2006	2005	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$293,417	$310,239	(5%)
International segment	30,946	—
Retail segment	31,391	36,789	(15%)
Less: intercompany	(9,300)	(11,300)

Total net sales	$346,454	$335,728	3%

Gross margin	$56,891	$57,909	(2%)
Selling, general and administrative expenses (“SG&A”)	39,938	36,995	8%
Amortization of intangible assets	1,122	—

Operating income	$15,831	$20,914	(24%)

As a percent of net sales
Gross margin	16.4%	17.2%
SG&A	11.5%	11.0%
Operating income	4.6%	6.2%

	Nine Months Ended
	September 30,	October 1,	%
	2006	2005	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$945,011	$840,572	12%
International segment	58,077	—
Retail segment	93,712	100,731	(7%)
Less: intercompany	(33,100)	(44,200)

Total net sales	$1,063,700	$897,103	19%

Gross margin	$168,023	$150,746	11%
Selling, general and administrative expenses	117,196	105,397	11%
Amortization of intangible assets	2,513	—
Mark-to-market credit for common stock warrant	—	(4,300)
Loss on debt retirement	—	901

Operating income	$48,314	$48,748	(1%)

As a percent of net sales
Gross margin	15.8%	16.8%
SG&A	11.0%	11.7%
Operating income	4.5%	5.4%
Consolidated net sales for the three and nine months ended September 30, 2006 increased from the comparable periods in 2005 due to the inclusion of the acquisitions discussed above, sales price increases and changes in product mix in the manufacturing segment. In the third quarter of 2006, these increases were partially offset by lower sales from the same manufacturing segment plants operated a year ago. Also, net sales for the year-to-date period of 2006 included approximately $23.0 million from the sale of 627 homes to FEMA in the first quarter of 2006.
Gross margin for the three months ended September 30, 2006 decreased $1.0 million from the comparable period of 2005 primarily as a result of a $9.5 million reduction from the same manufacturing segment plants operated a year ago due to lower sales and production inefficiencies from operating with lower levels of unfilled production orders and was partially offset by $8.5 million of gross margin contributed by the acquisitions. Gross margin for the nine months ended September 30, 2006 increased $17.3 million from the comparable period of 2005 primarily from the acquisitions.
SG&A for the three and nine months ended September 30, 2006 increased by $2.9 million and $11.8 million, respectively, from the comparable periods of 2005 primarily due to SG&A from the acquired companies. SG&A in the third quarter and year-to-date period of 2006 included a $1.2 million impairment charge for the closure of a manufacturing plant. SG&A in the nine months ended September 30, 2006 was reduced by net gains of $4.3 million from the sales of investment property and three closed plants. SG&A for the nine months ended October 1, 2005 was reduced by net gains of $1.5 million from the sale of three closed plants.

For the nine months ended October 1, 2005, we recorded a mark-to-market credit of $4.3 million for the change in estimated fair value of the warrant. On April 18, 2005, we repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million.
During the nine months ended October 1, 2005, operating results included a loss on debt retirement of $0.9 million from the purchase and retirement of $9.1 million of then outstanding Senior Notes for cash payments totaling $9.9 million.
As presented in the tables above, the inclusion of our acquisitions of the Calsafe group, Highland, the New Era group and North American in our consolidated results since their respective acquisition dates have contributed to an increase in net sales and operating income during the three and nine months ended September 30, 2006, over the corresponding periods of 2005. On a pro forma basis, assuming we had owned these acquisitions as of the beginning of 2005, consolidated net sales would have decreased by 12.7% and increased by 0.3%, respectively, for the three and nine months ended September 30, 2006 versus the prior year comparable periods. Pro forma operating income from continuing operations would have decreased by 35.0% and 10.9%, respectively, for the three and nine months ended September 30, 2006 versus the prior year comparable periods.
Manufacturing Segment
We evaluate the performance of our manufacturing segment based on income before amortization of intangibles, interest, income taxes and general corporate expenses.

	Three Months Ended
	September 30,	October 1,	%
	2006	2005	Change
Manufacturing segment net sales (in thousands)	$293,417	$310,239	(5%)
Manufacturing segment income (in thousands)	$19,553	$27,318	(28%)
Manufacturing segment margin %	6.7%	8.8%
HUD-code home shipments	3,587	4,717	(24%)
U.S. modular home and unit shipments	1,230	1,088	13%
Canadian home shipments	319	272	17%

Total homes and units sold	5,136	6,077	(15%)
Floors sold	9,917	11,799	(16%)
Multi-section mix	82%	85%
Average unit selling price, excluding delivery	$52,400	$47,300	11%

	Nine Months Ended
	September 30,	October 1,	%
	2006	2005	Change
Manufacturing segment net sales (in thousands)	$945,011	$840,572	12%
Manufacturing segment income (in thousands)	$66,558	$63,315	5%
Manufacturing segment margin %	7.0%	7.5%
HUD-code home shipments	12,537	13,574	(8%)
U.S. modular home and unit shipments	3,513	2,736	28%
Canadian home shipments	857	732	17%

Total homes and units sold	16,907	17,042	(1%)
Floors sold	22,362	32,814	(32%)
Multi-section mix	79%	85%
Average unit selling price, excluding delivery	$51,100	$45,700	12%
Manufacturing net sales for the quarter ended September 30, 2006 decreased from the third quarter of 2005 due to lower sales at the same plants operated a year ago, partially offset by $19.0 million of sales from our acquisitions. Manufacturing net sales for the nine months ended September 30, 2006 increased compared to the same periods of 2005 primarily as a result of $76.0 million of sales from our acquisitions and increased sales at the same plants operated a year ago. Increased same plant sales resulted from sales price increases, changes in product mix and $23.0 million from the sale of 627 homes to FEMA in the first quarter. Average manufacturing selling prices increased in 2006 as compared to 2005 as a result of product mix and price increases which, in part, offset rising material costs. Product mix in 2006 included increased sales of higher priced modular homes and military housing units. The increased number of modular homes and units sold in the three and nine months ended September 30, 2006 resulted primarily from the inclusion of our acquisitions.
Manufacturing segment income for the three months ended September 30, 2006 decreased $7.8 million from the comparable period of 2005 primarily from lower gross profit as a result of lower sales at the same plants operated a year ago, partially offset by income from our acquisitions. Segment income was also adversely affected by production inefficiencies caused by lower incoming order rates and lower levels of unfilled production orders at most of our plants. Lower levels of unfilled orders in 2006 resulted in more days of limited or no production during the quarter, the idling of a plant in June 2006 and the closure of two additional plants in the third quarter of 2006. Results for the third quarter of 2006 included a $1.2 million impairment charge relating to one of the plants closed in the quarter.
Manufacturing segment income for the nine months ended September 30, 2006 increased over the comparable period of 2005 by $3.2 million on increased sales. This improvement in our manufacturing operations is primarily attributable to higher sales, including sales to FEMA and results of the acquisitions, partially offset by production inefficiencies. In addition, manufacturing segment income in the nine months ended September 30, 2006 included net gains of $4.3 million from the sales of investment property in Florida and three closed plants, and the $1.2 million closed plant impairment charge. The year-to-date period of 2005 included net gains of $1.5 million from the sale of three idle plants.
As presented in the tables above, the inclusion of our acquisitions in manufacturing results since their respective acquisition dates have contributed to an increase in net sales and segment income during the three and nine months ended September 30, 2006, over the corresponding periods of 2005. On a pro forma basis, assuming we had owned these companies as of the beginning of 2005, manufacturing net sales would have decreased by 12.2% and increased by 1.8%, respectively, for the three and nine months ended September 30, 2006 versus the prior year periods. Pro forma manufacturing segment income would have decreased by 29.3% and increased 5.4%, respectively, for the three and nine months ended September 30, 2006 versus the prior year comparable periods.
Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at September 30, 2006 totaled approximately $78 million for the 31 plants in operation, compared to $228 million, including $58 million related to the order from FEMA, at October 1, 2005 for the 29 plants in operation. Current unfilled orders are concentrated at five manufacturing locations. The remainder of our plants are currently operating with one week or less of unfilled orders.
International Segment
Our international segment consists of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), which were acquired in April 2006. Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. Caledonian’s steel-framed modular technology allows for multi-story construction. As of September 30, 2006, Caledonian operated three manufacturing plants.
We evaluate the performance of our international segment based on income before amortization of intangibles, interest, income taxes and general corporate expenses.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
International segment net sales (in thousands)	$30,946	$58,077
International segment income (in thousands)	$1,959	$3,158
International segment margin %	6.3%	5.4%
In the quarter, approximately 64% of revenue was derived from military accommodations and custodial (prison) projects with the balance attributable to residential and hotel projects. Firm contracts and orders pending contracts under framework agreements totaled approximately $185 million at the end of the quarter, sufficient to secure production levels for the remainder of 2006 and well into 2007. During the fourth quarter of 2006, a fourth manufacturing plant will be completed and operations are expected to commence.
Retail Segment
The retail segment sells manufactured houses to consumers throughout California. We evaluate the performance of our retail segment based on income before interest, income taxes and general corporate expenses.

	Three Months Ended
	September 30,	October 1,	%
	2006	2005	Change
Retail segment net sales (in thousands)	$31,391	$36,789	(15%)
Retail segment income (in thousands)	$2,425	$2,184	11%
Retail segment margin %	7.7%	5.9%
New homes retail sold	167	193	(13%)
% Champion-produced new homes sold	87%	85%
New home multi-section mix	99%	96%
Average new home retail price	$186,900	$188,100	(1%)

	Nine Months Ended
	September 30,	October 1,	%
	2006	2005	Change
Retail segment net sales (in thousands)	$93,712	$100,731	(7%)
Retail segment income (in thousands)	$6,317	$6,052	4%
Retail segment margin %	6.7%	6.0%
New homes retail sold	499	560	(11%)
% Champion-produced new homes sold	87%	81%
New home multi-section mix	97%	96%
Average new home retail price	$187,000	$177,700	5%
Retail sales for the three and nine months ended September 30, 2006 decreased versus the comparable periods last year due to selling a fewer number of homes, partially offset in the nine month period by an increased average selling price per home that resulted from the sale of homes with more add-ons, improvements and amenities. Additionally, retail prices have increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for the three and nine months ended September 30, 2006 increased slightly compared to the same periods in 2005 as lower gross profit from lower sales was offset by reduced SG&A.
As discussed above, during September 2006 we entered into an agreement to sell our retail operations. The sale is expected to be completed during the fourth quarter of 2006.
Discontinued Operations
Results of discontinued operations for the three and nine months ended September 30, 2006 were insignificant. The loss of $0.9 million for the three months ended October 1, 2005 included an operating loss of $0.2 million and a net loss of $0.7 million from the sale of retail businesses. The loss of $4.2 million for the nine months ended October 1, 2005 included an operating loss of $2.3 million and a net loss of $1.9 million from the sale of 40 retail sales centers. In connection with the sales of retail businesses during 2005, intercompany manufacturing profit of $2.4 million was recognized in the consolidated statement of income for the nine months ended October 1, 2005 as a result of the liquidation of inventory, which is not classified as discontinued operations.
Restructuring Charges
We did not incur any significant restructuring charges during the three and nine months ended September 30, 2006 and October 1, 2005, other than a $1.2 million impairment charge related to the closure of a manufacturing plant in the third quarter of 2006. As of September 30, 2006, accrued but unpaid restructuring costs totaled $2.4 million compared to $4.3 million at December 31, 2005, consisting primarily of warranty reserves for closed manufacturing plants.
Interest Income and Interest Expense
In the fourth quarter of 2005, we refinanced $88.4 million (face amount) of our 11.25% Senior Notes due 2007 with the proceeds from a $100 million term loan carrying a LIBOR-based interest rate. On April 7, 2006 in connection with the Calsafe group acquisition, we entered into a Sterling-denominated term loan of approximately $80 million carrying a UK LIBOR-based interest rate. For the three and nine months ended September 30, 2006, interest expense was higher than the comparable period in 2005 due to higher average borrowings offsetting the lower interest rates. Interest income in 2006 was higher than in 2005 due primarily to higher interest rates.
Income Taxes
Effective July 1, 2006, we reversed 100% of our previously recorded valuation allowance for deferred tax assets totaling $109.7 million after determining that realization of the deferred tax assets was more likely than not. This determination was based upon achieving historical profitability and having an outlook for ongoing profitability, among other factors. Subsequent to this reversal of the valuation allowance, our earnings are fully taxed for financial reporting purposes, resulting in an increased tax provision in the third quarter of 2006 on lower pretax income, as compared to the third quarter of 2005. Our normalized effective tax rate is estimated to be 34% to 36%. The effective tax rate for the quarter ended September 30, 2006 was impacted by changes in previous estimates.
As of December 31, 2005, the Company had available federal net operating loss carryforwards of approximately $134 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2025. Additionally, as a result of the sale of our remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses will become available during 2006 upon completion of certain disposal activities.
Liquidity and Capital Resources
Unrestricted cash balances totaled $106.4 million at September 30, 2006. During the first nine months of 2006, continuing operating activities provided $59.4 million of net cash. During the nine months ended September 30, 2006, excluding working capital purchased in the acquisitions, accounts receivable and inventories decreased by $11.8 million and $3.3 million, respectively, as typical seasonal increases were offset by the liquidation of FEMA-related finished goods inventory and accounts receivable that existed at December 31, 2005. Other cash provided during the period included $5.7 million of cash sales proceeds that resulted primarily from the sales of property in Florida and three closed plants. During the period, cash totaling $153.3 million was used for acquisitions. Approximately $80 million of the Calsafe group acquisition was financed through a Sterling-denominated term loan. Other cash used during the period included $14.3 million for capital expenditures.
On October 31, 2005, we entered into a senior secured credit agreement with various financial institutions. On April 7, 2006, concurrent with the closing of the acquisition of the Calsafe group, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with various financial institutions. The Restated Credit Agreement is a senior secured credit facility comprised of a $100 million term loan (“the Term Loan”), a £45 million (approximately $80 million at April 7, 2006) term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of September 30, 2006 letters of credit issued under the facility totaled $57.3 million and there were no borrowings under the revolving line of credit. The Restated Credit Agreement also provides us with the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling, amended certain restrictive covenants to permit the acquisition of the Calsafe group and provided increased flexibility for foreign acquisitions generally. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries.
The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.8 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.32% at September 30, 2006) plus 2.5%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (4.97% at September 30, 2006) plus 2.5%. Letter of credit fees are 2.60% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010 unless, as of February 3, 2009, more than $25 million in aggregate principal amount of our 7.625% Senior Notes due 2009 are outstanding, then the maturity date for the four facilities will be February 3, 2009.
The Restated Credit Agreement contains affirmative and negative covenants. Under the Restated Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined) of no more than 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of our Total Debt (as defined) on the last day of a fiscal quarter to our consolidated EBITDA (as defined) for the four-quarter period then ended. We are also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of our consolidated EBITDA for the four-quarter period then ended to our Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should we generate Excess Cash Flow (as defined). As of September 30, 2006, we were in compliance with all covenants.
The Senior Notes due 2009 are secured equally and ratably with our obligations under the Restated Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants that, among other things, limit our ability to incur additional indebtedness and incur liens on assets.

On April 18, 2005, the preferred shareholder converted all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements.
We continuously evaluate our capital structure. Strategies considered to improve our capital structure include without limitation, purchasing, refinancing, exchanging, or otherwise retiring our outstanding indebtedness, restructuring of obligations, new financings and issuances of securities, whether in the open market or by other means and to the extent permitted by our existing financing arrangements. We evaluate all potential transactions in light of existing and expected market conditions. The amounts involved in any such transactions, individually or in the aggregate, may be material.
We expect to spend up to $5 million on capital expenditures during the remainder of 2006. We do not plan to pay cash dividends on our common stock in the near term. We may continue to use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.
Contingent liabilities and obligations
We had significant contingent liabilities and obligations at September 30, 2006, including surety bonds and letters of credit totaling $74.7 million, guarantees by certain of our consolidated subsidiaries of approximately $4.9 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.
We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of September 30, 2006 was approximately $256 million, without reduction for the resale value of the homes. As of September 30, 2006, our independent retailer with the largest contingent repurchase obligation had approximately $8.4 million of inventory subject to repurchase for up to 24 months from date of invoice. As of September 30, 2006 our next 24 largest independent retailers had an aggregate of approximately $62.6 million of inventory subject to repurchase for up to 24 months from date of invoice, with individual amounts ranging from approximately $1.4 million to $6.7 million per retailer. For the nine months ended September 30, 2006, we paid $1.4 million and incurred losses of less than $0.1 million for the repurchase of 19 homes. In the comparable period last year, we paid $1.8 million and incurred losses of $0.3 million for the repurchase of 43 homes.
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
Summary of liquidity and capital resources
At September 30, 2006, our unrestricted cash balances totaled $106.4 million and we had unused availability of $30.0 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $136.4 million. In addition, our agreement to sell all of our equity interest in San Jose Advantage Homes, Inc., which should be completed in the fourth quarter of 2006, calls for a purchase price of approximately $44 million in additional cash. We expect that our cash flow from operations for the next two years will be adequate to fund capital expenditures during that period as well as the approximately $4.0 million of scheduled debt payments for the next two years. Therefore, the level of cash availability is projected to be substantially in excess of cash needed to operate our businesses for the next two years. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.
Critical Accounting Policies
For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2005. There have been no material changes to our critical accounting policies described in such Form 10-K.
Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 is effective beginning with our 2007 fiscal year. FIN 48 clarifies accounting for uncertain tax positions utilizing a “more likely than not” recognition threshold for tax positions. We will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s best estimate of the ultimate tax benefit that will be sustained if audited by the taxing authority. We have not yet determined the impact, if any, of this new accounting standard on our consolidated statement of income and financial position.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Our debt obligations under the Restated Credit Agreement are subject to variable rates of interest based on LIBOR and UK LIBOR. A 100 basis point increase in the underlying interest rates would result in an additional annual interest cost of approximately $1.8 million, assuming average related debt of approximately $182.7 million, which was the amount of outstanding borrowings as of September 30, 2006.
Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at September 30, 2006.
Item 4. Controls and Procedures.
As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing a standardized Enterprise Resource Planning (“ERP”) system for its manufacturing segment. The ERP system implementation is targeted for substantial completion in the first quarter of 2007. Recent acquisitions will implement this ERP system later in 2007. Management does not currently believe that this system implementation will adversely affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended December 31, 2005. There have been no material changes to our risk factors described in such Form 10-K, other than as discussed below.
Operations in the United Kingdom – We acquired Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) in April 2006. Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings, including multi-story buildings, for use as prisons, residences and hotels, as well as military accommodations. Caledonian has two major customers that rely on government funding for construction projects. Reduction in government funding to either of these two customers or unfavorable changes in the markets for hotels and residential structures could significantly impact Caledonian’s revenues and earnings.
The commercial construction market in the UK is very competitive. If we are unable to effectively compete in this environment our revenues and earnings could suffer. Additionally, unfavorable changes in foreign exchange rates could adversely affect the value of our investment in this business.

Item 6. Exhibits and Reports on Form 8-K.
(a) The following exhibits are filed as part of this report:

Exhibit No.	Description
10.1	Stock Purchase Agreement, by and among, Champion Retail, Inc. and Bayshore Advantage, LLC, dated September 8, 2006, for the sale of San Jose Advantage Homes, Inc.

10.2	First Amendment to the Stock Purchase Agreement, by and among, Champion Retail, Inc. and Bayshore Advantage, LLC, dated September 21, 2006, for the sale of San Jose Advantage Homes, Inc.

31.1	Certification of Chief Executive Officer dated November 1, 2006, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

31.2	Certification of Chief Financial Officer dated November 1, 2006, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated November 1, 2006, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPION ENTERPRISES, INC.

	By:	/s/ PHYLLIS A. KNIGHT
Phyllis A. Knight
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

	And:	/s/ RICHARD HEVELHORST
Richard Hevelhorst
Vice President and Controller
(Principal Accounting Officer)

Dated: November 1, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

10.1	Stock Purchase Agreement, by and among, Champion Retail, Inc. and Bayshore Advantage, LLC, dated September 8, 2006, for the sale of San Jose Advantage Homes, Inc.

10.2	First Amendment to the Stock Purchase Agreement, by and among, Champion Retail, Inc. and Bayshore Advantage, LLC, dated September 21, 2006, for the sale of San Jose Advantage Homes, Inc.

31.1	Certification of Chief Executive Officer dated November 1, 2006, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

31.2	Certification of Chief Financial Officer dated November 1, 2006, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated November 1, 2006, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.