Form 10-K
period 2006-12-30
CHAMPION ENTERPRISES INC
filed 2007-02-27
CIK 814068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006	Commission File Number 1-9751

CHAMPION ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

Michigan	38-2743168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Cambridge Court, Suite 300, Auburn Hills, Michigan (Address of principal executive offices)	48326 (Zip Code)

Registrant’s telephone number, including area code:
(248) 340-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange
Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of July 1, 2006, based on the last sale price of $11.04 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $836,904,345. As of February 22, 2007, the Registrant had 76,596,261 shares of Common Stock outstanding. For purposes of this computation, all officers and directors of the Registrant as of February 22, 2007 are assumed to be affiliates. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Report
Document	into which it is incorporated

Proxy Statement for Annual Shareholders’ Meeting to be held May 2, 2007	III

Champion Enterprises, Inc.
Form 10-K
Fiscal Year End December 30, 2006

PART I

Item 1.	Business

General

Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, “we,” “Champion,” or the “Company”) are a leading producer of factory-built housing in the United States and Canada. We are also a leading producer in the United Kingdom of steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. As of December 30, 2006, our North American manufacturing operations (the “manufacturing segment”) consisted of 30 homebuilding facilities in 16 states and two provinces in western Canada. As of December 30, 2006, our homes were sold through more than 3,000 independent sales centers, builders and developers across the U.S. and western Canada. As of December 30, 2006, our homes were also sold through our retail segment that operates 16 sales offices in California.

Factory-built housing in the United States is generally comprised of manufactured housing (also known as “HUD-code homes”) and modular homes. During the past five years, the HUD-code homes industry has been affected by limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers, tightened consumer credit standards and other factors. Industry shipments of HUD-code homes in 2006 and 2005 included an estimated 4,000 homes and 21,000 homes, respectively, that were sold to the Federal Emergency Management Agency (“FEMA”) in connection with its Hurricane Katrina relief efforts. Excluding homes sold to FEMA, annual industry shipments of HUD-code homes have averaged 126,000 homes during the last four years as compared to 373,000 homes in 1998. Industry shipments of HUD-code homes totaled 117,500 in 2006, which was the lowest industry volume since 1961. Champion’s sales of HUD-code homes in 2006 were 47% lower than in 2002. During 2006, the broader U.S. housing market became more difficult, as evidenced by a 13% decline in new housing starts and an over 8% decline in existing home sales. In addition, inventories of unsold homes increased significantly in many markets in the U.S. Industry shipments of modular homes, which are more directly impacted by conditions in the traditional housing market, totaled an estimated 38,300 homes in 2006, an estimated decrease of 11% versus 2005. Champion’s sales of modular homes in 2006, including its acquisitions, were double its modular sales in 2002.

Since the beginning of 2002, we have closed, sold, or consolidated 26 manufacturing facilities and all of our retail operations except for our California-based retail segment, to eliminate under-performing operations and rationalize our operations and capacity for industry conditions. During 2005, we exited traditional manufactured housing retail operations by completing the sale of our remaining 42 traditional retail sales centers. The 66 retail sales locations that were sold or closed in 2005 and 2004, along with related administrative offices, are reported as discontinued operations for all periods presented herein.

On April 7, 2006, we acquired United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), a leading modular manufacturer that constructs steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. Our international manufacturing segment (the “international segment”) is comprised solely of Caledonian, which currently operates four manufacturing facilities at one location in the United Kingdom (“UK”).

On July 31, 2006 we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”). North American is a modular homebuilder that operates two homebuilding facilities in Virginia. This acquisition expands our presence in the modular construction industry, particularly in the mid-Atlantic region of the U.S.

On March 31, 2006, we acquired Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes that operates one plant in Minnesota. This acquisition further expanded our presence in the modular construction industry and increased our manufacturing and distribution in several states previously under-served by us in the north central U.S.

On August 8, 2005, we acquired the assets and business of New Era Building Systems, Inc. and its affiliates, Castle Housing of Pennsylvania, Ltd. and Carolina Building Solutions, LLC. These companies are primarily manufacturers of modular housing and consist of two plants in Pennsylvania and one plant in North Carolina.

Segment Information

Financial information about Champion’s manufacturing, international and retail segments is included in Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. All of our manufacturing segment operations are located in the United States except for two homebuilding facilities in western Canada. Our international segment is solely comprised of Caledonian’s operations in the UK. For each of the last three years, the total sales and total assets of our Canadian operations were no more than 6% of both our consolidated and manufacturing segment totals.

Manufacturing segment

Products

In 2006, our manufacturing segment sold 21,126 homes compared to 23,960 homes in 2005. Approximately 72.6% of the homes we produced in 2006 were constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (“HUD-code homes” or “manufactured homes”). The HUD Code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. Approximately 79.3% of the homes we produced in 2005 were HUD-code homes. The remaining homes we produced were modular homes (22.0% in 2006 and 16.5% in 2005) or were manufactured and sold in Canada (5.4% in 2006 and 4.2% in 2005). Modular homes are designed and built to meet local building codes. Homes sold in Canada are constructed in accordance with applicable Canadian building standards.

Champion produces a broad range of homes under various trade names and brand names and in a variety of floor plans and price ranges. While most of the homes we build are multi-section, ranch-style homes, we also build two-story homes, single-section homes, cape cod style homes and multi-family units such as townhouses, duplexes and triplexes. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen and two full bathrooms. In 2006 and 2005, we also produced commercial modular structures including two-story buildings, barracks for the U.S. military and other non-residential buildings.

We regularly introduce homes with new floor plans, exterior elevations, decors and features. Our corporate marketing and engineering departments work with our manufacturing facilities to design homes that appeal to local markets and consumers’ changing tastes. We design and build homes with a traditional residential or site-built appearance through the use of dormers and higher pitched roofs. We also design and build energy efficient homes and most of our U.S. manufacturing facilities are qualified to produce “Energy Star®” rated homes.

Champion homes have won numerous awards during the past five years. In 2006, one of our homes won the National Modular Housing Council award for “Best New Home Design for a Production Modular Home Over 1,800 Square Feet.” In 2005, one of our HUD-code concept models won the Manufactured Housing Institute (“MHI”) award for “Best New Home Design for a Concept Manufactured Home 1,800 Square Feet or Less.” Additionally, we were selected by Country Living magazine to build its Home of the Year in both 2006 and 2005.

During 2006, the average net selling price for our factory-built homes was $51,800, excluding delivery, and manufacturing sales prices ranged from $20,000 to over $150,000. Retail sales prices of the homes, without land, generally ranged from $25,000 to over $200,000, depending upon size, floor plan, features and options. During 2006, the average retail selling price for new homes sold to consumers by our retail segment was $184,600, including delivery, setup, accessories and lot improvements.

The chief components and products used in factory-built housing are generally of the same quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, chipboard, drywall, steel, vinyl floor coverings, insulation, exterior siding (wood, vinyl and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel and drywall can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation is sometimes limited, resulting in higher prices and/or the need to find alternative suppliers. We generally have been able to pass higher material costs on to the retailers and builders in the form of surcharges and price increases.

Most completed factory-built homes have cabinets, wall coverings and electrical, heating and plumbing systems. HUD-code homes also generally contain factory installed floor coverings, appliances and window treatments. Optional factory installed features include fireplaces, dormers, entertainment centers and skylights. Upon completion of the home at the factory, homes sold to retailers are transported to a retail sales center (stock orders) or directly to the home site (retail sold orders). Homes sold to builders and developers are generally transported directly to the home site. After the retail sale of a stock home to the consumer, the home is transported to the home site. At the home site, the home is placed on a foundation and readied for occupancy by setup contractors. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, porches, decks and garages.

Production

We construct homes in indoor facilities using an assembly-line process employing approximately 150 to 250 production employees at each facility. Manufactured homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support frame that allows the section(s) to be moved through the assembly line and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed during placement of the homes at the home site. Each section or floor is assembled in stages, beginning with the construction of the frame and the floor, then adding the walls, ceiling and roof assembly, and other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly and often at a lower cost than a conventional site-built home of similar quality.

The production schedules of our homebuilding facilities are based upon customer (retailer and builder/developer) orders, which can fluctuate from week to week. Orders from retailers are generally subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their floor plan lender. Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates.

Although factory-built homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada. We produce homes to fill existing orders and, therefore, our manufacturing plants generally do not carry finished goods inventories except for homes awaiting delivery. Typically, a one to three-week supply of raw materials is maintained. Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retailers and builders we sell to are located within a 500-mile radius of our manufacturing plants.

Distribution

Our factory-built homes are distributed through independent retailers, builders and developers, and our California-based retail segment. During 2006, approximately 82% of our manufacturing shipments were to approximately 2,700 independent retail locations throughout the U.S. and western Canada. As of December 30, 2006, approximately 900 of these independent retail locations were part of our Champion Home Center (“CHC”) retailer program. Sales to independent CHC retailers accounted for approximately 58% of the homes we sold to independent retailers. We continually seek to increase our manufacturing shipments by expanding sales at our existing independent retailers and by finding new independent retailers to sell our homes.

As is common in the industry, our independent retailers may sell homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2006, no single independent retailer or distributor accounted for more than 2% of our manufacturing sales.

We also sell our homes directly to approximately 500 builders and developers through our Genesis Homes division and certain of our other homebuilding plants. In this distribution channel the builder/developer generally acquires the land, obtains the appropriate zoning, develops the land and builds the foundation for the home. We design, engineer and build the home. We, or the builder/developer, contract a crew to set or place the home on the foundation and to finish the home on site. The builder/developer may construct the garage, patio, and porches at the site and either sell the home directly to the consumer or through a realtor. The homes sold through builders/developers may be placed in planned communities or subdivisions in suburban areas and rural markets. Certain of our builder/developer projects involve multi-family housing units.

Market

Factory-built housing competes with other forms of new housing such as site-built housing, panelized homes and condominiums and with existing housing such as pre-owned homes, apartments and condominiums. According to statistics published by the Institute for Building Technology and Safety (“IBTS”) and the U.S. Department of Commerce, Bureau of the Census, for 2006 and for the five year period from 2002 through 2006, industry shipments of HUD-code homes accounted for an estimated 8% and 9%, respectively, of all new single-family housing starts and 10% and 11%, respectively, of all new single-family homes sold. Based on data reported by Statistical Surveys, Inc., total industry retail sales of new HUD-code homes in 2006 totaled approximately 102,000 homes, down 9% from the comparable period in 2005. Based on industry data published by the National Modular Housing Council, wholesale shipments of modular homes in 2006 fell 11.1% from 2005 levels. Additionally, modular homes sold in 2006 were approximately 25% of the factory-built housing market in 2006 compared to 23% in 2005.

The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In addition, demographic trends, such as changes in population growth and competition affect demand for housing products. Interest rates and the availability of financing also influence the affordability of factory-built housing.

We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $40,000. This segment has a high representation of young single persons and married couples, first time house buyers and elderly or retired persons. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing. We believe higher-priced, multi-section manufactured homes and modular homes are attractive to households with higher incomes as an alternative to apartments and entry-level site-built homes and condominiums.

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

Competition

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based upon several factors including price, product features, reputation for service and quality, and retail customer financing. Capital requirements for entry into the industry are relatively low.

According to MHI, in December 2006, there were 67 producers of manufactured homes in the U.S. operating an estimated 205 production facilities. For the first nine months of 2006, the top five companies had combined market share of approximately 63% of HUD-code homes, according to data published by MHI. According to information obtained from MHI, there are approximately 7,000 industry retail locations throughout the U.S.

Based on industry data reported by IBTS, in 2006 our U.S. wholesale market share of HUD-code homes sold was 13.1%, compared to 12.9% in 2005, including homes sold to FEMA in both years. Based on industry data published by MHI, we estimate our share of the modular home market in 2006 to be approximately 12% after our acquisitions of North American and Highland.

Floor Plan Financing

Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. During the past five years, several major national floor plan lenders have exited the industry or curtailed their floor plan operations, while a smaller number of national lenders, and a large number of local and regional banks, have entered the market or increased lending volumes.

Approximately 50% of independent retailer home purchases are financed under floor plan agreements. In accordance with trade practice, we generally enter into repurchase agreements with the major lending institutions providing floor plan financing, as is more fully described in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Report and in “Contingent Repurchase Obligations — Manufacturing Segment” in Item 7 of this Report. We generally receive payment from the lending institution five to fifteen days after a home is sold and invoiced to an independent retailer.

Consumer Financing

The number of factory-built homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards, loan terms and cost of consumer financing. Two basic types of consumer financing are available to purchasers of factory-built homes: home-only or personal property loans for purchasers of only the home (generally HUD-code homes), and real estate mortgages for purchasers of the home and land on which the home is placed. The majority of modular homes are financed with conventional real estate mortgages. Loose credit standards for home-only loans in the mid to late 1990s led to a high number of repossessions of manufactured homes from consumers during the early part of this decade. The poor performance of portfolios of manufactured housing home-only consumer loans in those years made it difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market, which had previously been a significant source of long-term capital for originators of such loans. As a result, consumer finance companies curtailed their industry lending and some exited the manufactured housing market. Since 2000, many consumer lenders tightened credit underwriting standards and loan terms and increased interest rates for home-only loans to purchase manufactured homes, which reduced lending volumes and resulted in lower industry sales volumes. Additionally, during those years the industry saw a number of traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing as a result, in part, of program changes by the traditional buyers of conforming mortgage loans, primarily Fannie Mae and Freddie Mac.

International segment

Products

Our international manufacturing segment (the “international segment”) is comprised of Caledonian, which was acquired in April 2006 and currently operates four manufacturing facilities at one location in the UK. Caledonian is a leading modular manufacturer that constructs steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. We believe that Caledonian is the largest off-site producer of permanent modular buildings in the UK in terms of total annual revenues.

Caledonian specializes in the design, manufacture and construction of permanent, multi-story buildings using off-site modular construction and may operate as the general contractor for a project or as a sub-contractor. Most Caledonian projects involve total revenue from $2 million to $50 million. Caledonian has key framework agreements in place with its major customers, which include Her Majesty’s Prison Service and, via a main contractor, the UK Ministry of Defence (“MoD”), among others.

Since 1996, Caledonian has constructed over 12,500 accommodation rooms, of which 7,000 have been custodial (prison) units and 3,000 have been military units. The remaining balance of 2,500 rooms includes hotels and residential units. Caledonian produced modular buildings have included a 420 unit complete prison; a ten-story, 612 unit student accommodation; several three and four-story, 100 bedroom military accommodations; and a six-story, 108 unit hotel. In 2006, Caledonian completed a 1,000 unit student and key worker accommodation complex that was comprised of six buildings including two 12-story buildings and one 17-story building. The 17-story building is believed to be the tallest modular building constructed in Europe.

Projects are designed to maximize the amount of work that can be performed at the factory thereby minimizing the amount of work at the construction site. This allows for rapid construction of the building with less manpower and material at the site and in about one-half the time versus traditional construction. Reduced site time and manpower is especially important to clients with higher security requirements such as prisons and military bases.

The structures are engineered to provide a 60 year to 100 year design life. The buildings are compliant with necessary codes and regulations including UK and Irish building regulations and fire certification, Part “E” (sound insulation), and Part “L” (thermal performance). Some structures also comply with Counter Terrorist Measures and MoD Standards. Caledonian has also obtained LANTAC (local authority type approval), Zurich and NHBC (National House Builders Confederation) accreditations.

Production and construction

Caledonian operates four manufacturing facilities at one location, including a new plant that commenced operations in November 2006. Each plant employs approximately 70 production workers. Subcontractors are used for various production functions, including electrical and plumbing, both in the factory and at construction sites.

The modules produced are created from welded steel frames using hot rolled steel beams to create the basic frame (top, bottom and vertical supports) and cold rolled steel elements for the joists and wall studs. The frames are manufactured with lifting points to facilitate craning the modules into place at the construction site and “fixing” points, if required, to facilitate the attachment of exterior cladding at the site. After completion of the frame the unit is moved to a position in the plant where it will be completed without further movement. Workers build the floors from wood, cement particleboards or concrete and the ceilings and interior walls are clad with sheetrock. Insulation, plumbing, wiring, windows, doors, bathroom components and cabinets are added as required. Each module may contain up to four living units (bedrooms or cells). Each factory can complete up to four modules per day. The completed modules are wrapped in protective plastic sheeting and set in the yard to await shipping.

Site groundwork and foundation work are planned and coordinated with the production schedule to minimize the total length of the construction process. Completed modules are delivered to the building site and erected with a mobile crane. Individual modules are welded or bolted together to ensure correct positioning and structural continuity. Modules can generally be erected at a rate of eight per day. Central corridors are created during this process. Once inter-connected, the modules form the full structure of the building. Wiring and plumbing between modules is connected on site. Interiors are finished by completing the flooring and decors. Traditional steel and concrete construction techniques may be employed for non-modular areas to meet design specifications. Exterior cladding or brick work and the roof are added on site to complete the building structure.

Market and competition

Caledonian competes in the UK custom modular industry, which competes with traditional commercial builders in the construction of permanent, multi-story buildings. The custom modular market in the UK has estimated total annual sales of over $1 billion. There are several large competitors in the UK custom modular market, but Caledonian is the only modular builder that focuses solely on the bespoke market. Caledonian competes in four sectors of this market: prisons, military accommodations, hotels and residential. Caledonian establishes key relationships in these markets and generally trades under long-term framework agreements. Under these framework agreements Caledonian is a principal supplier of modular prison units to Her Majesty’s Prison Service and currently the sole supplier of modular military accommodations to MoD’s Single Living Accommodation Modernization (“SLAM”) project. Caledonian is one of five or more suppliers of modular accommodation to MoD outside of SLAM. Caledonian has also developed key relationships in the hotel and residential sectors. Funding for projects in the prison and military sectors is dependent on government budgets. Hotel and residential projects are dependent upon private sector funding that is influenced by general economic and other factors.

Retail segment

During 2005, we divested of our remaining traditional retail sales centers. Our ongoing retail operations currently consist of 16 sales offices in California that specialize in replacing older homes within manufactured housing communities with new manufactured homes. Our sales agents locate vacant spaces and spaces to be renovated in local communities, secure the space and order a new home from a manufacturer, primarily Champion plants. The homes are placed on the leased sites and independent contractors are engaged to set up the home and make site and home improvements such as decks, porches, landscaping and air conditioning. Of the total new homes sold by the retail segment in 2006, 85.9% were Champion-produced. Champion-produced homes purchased by our retail segment in 2006 and 2005 accounted for 2.8% and 3.8%, respectively, of the total homes sold by our manufacturing segment.

The sales offices are located in leased premises, from which the home acquisition, site preparation, set up, improvements and sales processes are managed. Our sales agents meet with and show potential buyers the homes. During the sale process our sales offices may assist the homebuyer with finding financing for the purchase and with insurance needs. The sales offices may also arrange for any special improvements, add-ons and amenities required by the homebuyer.

Relationship with our Employees

At December 30, 2006, we had approximately 7,000 employees. We deem our relationship with our employees to be generally good. Currently, our two manufacturing facilities in Canada employ approximately 500 workers, of which 400 are subject to collective bargaining agreements, one that expires in November 2007 and the other that expires in June 2008. Caledonian entered into a voluntary recognition agreement with a labor union during the second quarter of 2006 covering approximately 200 production employees.

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

In addition, the workforce of approximately 180 employees at another of our U.S. manufacturing plants voted to unionize on September 1, 2004. Bargaining began in February 2005. Certain employees filed a decertification petition with the NLRB on November 17, 2005 to withdraw from the union. A decertification vote was held on February 10, 2006 and a majority of the employees voted in favor of decertification. Therefore there is no union representation at this plant.

Executive Officers of the Company

Our executive officers, their ages, and the position or office held by each, are as follows:

Name	Age	Position or Office

William C. Griffiths	55	Chairman of the Board of Directors, President and Chief Executive Officer
Phyllis A. Knight	44	Executive Vice President, Treasurer and Chief Financial Officer
John J. Collins, Jr.	55	Senior Vice President, General Counsel and Secretary
Bobby J. Williams	60	Vice President, Operations
Jeffrey L. Nugent	60	Vice President, Human Resources
Richard P. Hevelhorst	59	Vice President and Controller

The executive officers serve at the pleasure of our Board of Directors.

Mr. Griffiths became President and Chief Executive Officer of Champion Enterprises, Inc. on August 1, 2004 and was elected Chairman of the Board of Directors in March 2006. Previously, since 2001 Mr. Griffiths was employed by SPX Corporation, a global multi-industry company, located in Charlotte, North Carolina, where he was President-Fluid Systems Division. From 1998 to 2001, Mr. Griffiths was President-Fluid Systems Division at United Dominion Industries, Inc., which was acquired by SPX Corporation in 2001.

Mrs. Knight joined Champion in 2002 after leaving Conseco Finance Corp. where since 1994 she served in various executive positions, including Senior Vice President and Treasurer and, most recently, was President of its Mortgage Services Division.

Mr. Collins joined the Company in 1997 as Vice President, General Counsel and Secretary and was promoted to Senior Vice President, General Counsel and Secretary in April 2000. Mr. Collins has resigned from his positions with the Company effective March 30, 2007.

Mr. Williams joined Champion in 1997 as President, Eastern Manufacturing Region, and was promoted to President, Champion Homes in 2002. He was named Vice President, Operations in 2005.

Mr. Nugent joined Champion in September 2004 as Vice President, Human Resources. Previously, since 2001 Mr. Nugent was employed by SPX Corporation where he was Vice President-Fluid Systems Division and for the prior ten years as Vice President, Human Resources for segments of its predecessor, United Dominion Industries, Inc.

Mr. Hevelhorst joined Champion in 1995 as Controller and was promoted to the position of Vice President and Controller in 1999.

Available Information

Champion’s main website is www.championhomes.com. Champion’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to all such reports and statements are made available via its website free of charge as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Champion’s Code of Ethics, Corporate Governance Guidelines, Lead Independent Director Charter, Audit and Financial Resources Committee Charter, Compensation and Human Resources Committee Charter and Nominating and Corporate Governance Committee Charter are also posted on its website. The information on the Company’s website is not part of this or any other report that Champion files with, or furnishes to, the SEC.

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

Forward-Looking Statements

Certain statements contained in this Report, including our ability to introduce new homes and new floor plans, our ability to pass various costs on to our customers, the availability and maintenance of raw materials, expanding shipments and sales, our status as a principal supplier to certain of our customers, our relationship with our employees, the outcome of legal proceedings or claims, our strategy to diversify, our ability to generate U.S. pretax income, the impact of our contingent repurchase obligations, compliance with the covenants in our credit facilities and the impact of our inability to do so, changes to our capital structure, our expected capital expenditures, the impact of contingent liabilities or obligations on the results of our operations, the adequacy of our cash flow from operations to fund capital expenditures, the ability to secure an amendment to our credit facility and the impact of our inability to do so, and the completion of our ERP system implementation, could be construed to be forward-looking statements within the meaning of U.S. federal securities laws. In addition, Champion or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are, or will be, based on the Company’s then current estimates, assumptions and projections and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward-looking statements. The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect the Company’s operating results.

Significant debt — Our significant debt could limit our ability to obtain additional financing, require us to dedicate a substantial portion of our cash flows from operations for debt service and prevent us from fulfilling our debt obligations. If we are unable to pay our debt obligations when due, we could be in default under our debt agreements and our lenders could accelerate our debt or take other actions which could restrict our operations.

As discussed in Note 6 of the “Notes to Consolidated Financial Statements” in Item 8 of this Report, we have a significant amount of debt outstanding, which consists primarily of long-term debt due in 2009 and 2012. If our debt due in 2009 is not repaid or refinanced prior to February 2009, the maturity date of the debt due in 2012 will be accelerated to 2009. We may incur additional debt to finance acquisitions or for other purposes. This indebtedness could, among other things:

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

Fluctuations in operating results — The cyclical and seasonal nature of the U.S. housing market has caused our sales and operating results to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The U.S. housing industry is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

•	terms and availability of financing for homebuyers and retailers;

•	consumer confidence;

•	interest rates;

•	population and employment trends;

•	income levels;

•	housing demand; and

•	general economic conditions, including inflation, and recessions.

In addition, the factory-built housing industry is affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of the foregoing factors, our sales and operating results fluctuate, and we expect that they will continue to fluctuate in the future. Moreover, we may experience operating losses during cyclical and seasonal downturns in the housing market.

Consumer financing availability — Tight credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders could reduce our sales. If consumer financing were to become further curtailed, our sales could decline and our operating results and cash flows could suffer.

The consumers who buy our homes have historically secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, governmental regulations and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan term than a consumer seeking to finance the purchase of land and the home. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built and modular homes. Between 1999 and 2003, consumer lenders tightened the credit underwriting standards and loan terms and increased interest rates for loans to purchase manufactured homes, which reduced lending volumes and caused our sales to decline.

The poor performance of portfolios of manufactured housing consumer loans in past years has made it more difficult for industry consumer finance companies to obtain long-term capital in the asset-backed securitization market. As a result, consumer finance companies have curtailed their industry lending and many have exited the manufactured housing market. Additionally, the industry has seen certain traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing.

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

In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 18 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at December 30, 2006 was significant and includes significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations — Manufacturing Segment” in Item 7 and Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

At December 30, 2006, we also had contingent obligations related to surety bonds and letters of credit. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 7 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

Dependence upon independent retailers — If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.

During 2006, approximately 82% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. With the divestiture of our traditional retail operations, the proportion of our manufacturing sales to independent retailers has increased. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

Cost and availability of raw materials — Prices of certain materials can fluctuate significantly and availability of certain materials may be limited at times.

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

Effect on liquidity — Industry conditions and our operating results have limited our sources of capital in the past. If we are unable to locate suitable sources of capital when needed we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations, and our revolving credit facility to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our operating results and other changes, has limited our sources of financing in the past. If our cash balances, cash flows from operations, and availability under our revolving credit facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

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

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based, among other things, on price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce factory-built homes in our markets. Some of our manufacturing competitors have captive retail distribution systems and consumer finance operations. In addition, there are independent factory-built housing retail locations in most areas where independent retailers sell our homes and in California where we have retail operations. Because barriers to entry to the industry at both the manufacturing and retail levels are low, we believe that it is relatively easy for new competitors to enter our markets. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our manufacturing shipments and retail sales could be reduced. As a result, our sales could decline and our operating results and cash flows could suffer.

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

The documents governing the terms of our Senior Secured Credit Agreement and/or our Senior Notes due 2009 contain financial and non-financial covenants that place restrictions on us and our subsidiaries. The terms of our debt agreements include covenants that allow for a maximum leverage limit and require a minimum level of interest coverage that, to varying degrees, restrict our and our subsidiaries’ ability to:

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

If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity, or result in refinancing the related indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full.

As of December 30, 2006, we were in compliance with all Term Loan covenants. However, as a result of scheduled decreases in the leverage covenant coupled with lower forecasted results due to U.S. housing market conditions, we will likely be unable to remain in compliance with the current covenants during 2007. We have initiated discussions with the lenders to obtain an amendment to the Restated Credit Agreement. The inability to secure a satisfactory amendment to the Restated Credit Agreement could result in a demand from the lenders to repay all or a portion of the Term Loans and the termination of the letter of credit and revolving line of credit facilities. In the event we fail to obtain a satisfactory amendment, we would seek to refinance the related indebtedness. However, there can be no assurance that we will be able to refinance the debt on favorable terms.

For additional detail and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report.

Our potential inability to integrate acquired operations could have a negative effect on our expenses and results of operations.

In the past, we have grown through strategic acquisitions and we may engage in strategic acquisitions in the future to strengthen and expand our operating capabilities and increase our diversification. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If we are unable to successfully integrate these acquisitions, we may not realize the benefits of the acquisitions, and our financial results may be negatively affected. Completed acquisitions may also lead to significant unexpected liabilities after the consummation of the acquisitions.

Potential Dilution — Potential capital, debt reduction, or acquisition transactions effected with issuances of our common stock could result in potential dilution and impair the price of our common stock.

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

Potential impairment charges — We have a significant amount of goodwill, amortizable intangible assets, deferred tax assets and property, plant and equipment which are subject to periodic review and testing for impairment.

A significant portion of our total assets at December 30, 2006 was comprised of goodwill, amortizable intangible assets, deferred tax assets and property, plant and equipment. Under generally accepted accounting principles each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. The review and tests require projections of future cash flows and estimates of fair value of the assets. Unfavorable trends in the industries in which we operate or in our operations can affect these projections and estimates. Significant impairment charges, although not affecting cash flow, could have a material effect on our operating results and financial position.

Operations in the UK — We have a significant investment in the UK. We depend upon a few individually significant customers in our international segment. If we are unable to maintain relationships with our significant customers, our sales could decline and our operating results and cash flows could suffer. A reduction in government funding to our major customers, our inability to effectively compete in the UK or unfavorable changes in exchange rates could adversely affect the value of our investment in the UK and could significantly impact our UK revenues and earnings.

We acquired Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) in April 2006. Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings, including multi-story buildings, for use as prisons, military accommodations, hotels and residential units. During 2006, approximately 70% of our international segment sales were, either directly or indirectly, to two large public sector (government) customers. If we are unable to maintain relationships with these customers or establish suitable replacement customer relationships, our operating results and cash flows could suffer. Caledonian’s two major customers rely on government funding for construction projects. Reduction in government funding to either of these two customers or unfavorable changes in the markets for hotels and residential structures could significantly impact Caledonian’s revenues and earnings.

The commercial construction market in the UK is very competitive. If we are unable to effectively compete in this environment our revenues and earnings could suffer. Additionally, unfavorable changes in foreign exchange rates could adversely affect the value of our investment in this business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our North American manufacturing facilities are one story with concrete floors and wood and steel superstructures and generally range from 80,000 to 150,000 square feet. Our four manufacturing plants in the UK range from 80,000 to 100,000 square feet. We own all of our manufacturing facilities except as noted in the table below. We also own substantially all of the machinery and equipment used in our manufacturing facilities. We believe our plant facilities are generally well maintained and provide ample capacity to meet expected demand.

The following table sets forth certain information with respect to the 29 homebuilding facilities we were operating as of December 30, 2006 (excluding one plant in Bartow, FL that was closed in January 2007) in the United States and Canada and the four manufacturing facilities in the United Kingdom (“UK”). All of the North American facilities are assembly-line operations.

United States

Alabama	Guin
Arizona	Chandler*
California	Corona**
Lindsay
Woodland**
Colorado	Berthoud
Florida	Bartow*
Lake City ***
Idaho	Weiser
Indiana	LaGrange (2 plants)
Topeka (2 plants)
Minnesota	Worthington
Nebraska	York
New York	Sangerfield****
North Carolina	Lillington
Salisbury
Oregon	Silverton
Pennsylvania	Claysburg
Ephrata
Knox
Strattanville
Tennessee	Henry
Texas	Burleson
Virginia	Boones Mill
Front Royal
Canada
Alberta	Medicine Hat
British Columbia	Penticton

United Kingdom
Nottinghamshire	Newark (4 plants, 2 owned and 2 leased**)

*	Includes leased land.

**	Operating lease.

***	Includes facility leased under a capital lease and leased land.

****	Facility leased under a capital lease.

Substantially all of the U.S. manufacturing facilities we own are encumbered under first mortgages securing our $200 million Senior Secured Credit Agreement. Two of the facilities are encumbered under industrial revenue bond financing agreements and one facility is encumbered under a capital lease.

At December 30, 2006, we also owned 15 idle manufacturing facilities in 6 states, including one plant closed in January 2007. Eight of these idle facilities are permanently closed and are generally for sale.

At December 30, 2006, our retail segment headquarters and 16 retail sales offices in California were leased. Sales office lease terms generally range from monthly to five years. Our executive offices, which are located in Auburn Hills, Michigan, and other miscellaneous offices and properties are also leased.

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

There were no matters submitted to a vote of Champion’s security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Champion’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange as ChampEnt and has a ticker symbol of “CHB”. The high and low sale prices per share of the common stock as reported by Yahoo! Finance for each quarter of 2006 and 2005 were as follows:

	High	Low

2006
1st Quarter	$16.02	$13.00
2nd Quarter	16.32	9.24
3rd Quarter	10.56	5.15
4th Quarter	10.09	6.88
2005
1st Quarter	$12.25	$9.11
2nd Quarter	11.20	8.33
3rd Quarter	14.97	9.58
4th Quarter	15.55	12.30

As of February 27, 2007, the Company had approximately 3,927 shareholders of record and approximately 7,300 beneficial holders.

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

The graph below compares the cumulative five-year shareholder returns on Company Common Stock to the cumulative five-year shareholder returns for (i) the S&P 500 Stock Index and (ii) an index of peer companies selected by the Company. The peer group is composed of seven publicly traded manufactured housing companies, which were selected based on similarities in their products and their competitive position in the industry. The companies comprising the peer group are Cavalier Homes, Inc., Cavco Industries, Inc., Fleetwood Enterprises, Inc., Nobility Homes, Inc., Palm Harbor Homes, Inc., Skyline Corporation and Coachmen Industries, Inc.

	Base Period
Company Name/Index	Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
Champion Enterprises, Inc.	100	23.60	56.85	95.86	110.46	75.91
S&P 500 Index	100	75.40	95.47	104.38	107.52	122.16
Peer Group	100	84.55	99.87	118.01	111.84	93.12

Equity Compensation Plan Information

The following table contains information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our equity compensation plans and agreements as of December 30, 2006 (shares in thousands):

			Number of Shares
			Remaining Available
			for Future Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted- Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Outstanding Options,
Plan Category	Warrants, and Rights	Warrants, and Rights	Warrants, and Rights)

Equity Compensation Plans Approved by Shareholders	2,752	$4.14	3,735
Equity Compensation Plans and Agreements not Approved by Shareholders(1)	448	$14.33	—

Total	3,200		3,735

(1)	Included in this Plan Category are the following:

1993 Management Stock Option Plan — This plan is no longer in effect other than for stock options and performance awards which were previously granted and remain outstanding. Options representing 363,707 shares of common stock remain outstanding under this plan. The weighted-average exercise price of these options is $12.97.

Acquisitions — We granted stock options to certain employees of acquired businesses. Options representing 84,000 shares of common stock remain outstanding under these agreements and were granted at fair market value and vested over time. The weighted-average exercise price of these options is $20.22.

Item 6.	Selected Financial Information

Five-Year Highlights

	2006		2005		2004		2003		2002
	(Dollars and weighted average shares in thousands,
	except per share amounts)

Operations
Net sales
Manufacturing	$1,195,834		$1,190,819		$1,002,164		$981,254		$1,150,638
International	90,717		—		—		—		—
Retail	117,397		135,371		110,024		130,366		250,277
Less: Intercompany	(39,300)		(53,600)		(97,900)		(109,686)		(156,704)

Total net sales	1,364,648		1,272,590		1,014,288		1,001,934		1,244,211
Cost of sales	1,147,032		1,055,749		843,261	(b)	866,020	(b)	1,077,045	(b)

Gross margin	217,616		216,841		171,027		135,914		167,166
Selling, general and administrative expenses	154,518		151,810		129,096		146,513		197,317
Goodwill impairment charges	—		—		—		34,183		97,000
Restructuring charges	1,200		—		3,300		21,100		40,000
Amortization of intangible assets	3,941		—		—		—		—
Mark-to-market (credit) charge for common stock warrant	—		(4,300)		5,500		3,300		—
Loss (gain) on debt retirement	398		9,857		2,776		(10,639)		(7,385)

Operating income (loss)	57,559		59,474		30,355		(58,543)		(159,766)
Net interest expense	(14,446)		(13,986)		(17,219)		(26,399)		(26,430)

Income (loss) from continuing operations before income taxes	43,113		45,488		13,136		(84,942)		(186,196)
Income tax (benefit) expense	(95,211	)(f)	3,300		(10,000	)(c)	(5,500)		53,500	(d)

Income (loss) from continuing operations	138,324		42,188		23,136		(79,442)		(239,696)
Loss from discontinued operations	(16	)(a)	(4,383	)(a)	(6,125	)(a)	(23,642	)(a)	(15,859	)(a)

Net income (loss)	$138,308		$37,805		$17,011		$(103,084)		$(255,555)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.78		$0.54		$0.29		$(1.45)		$(4.90)
Loss from discontinued operations	—		(0.06	)(a)	(0.08	)(a)	(0.41	)(a)	(0.32	)(a)

Diluted income (loss) per share	$1.78		$0.48		$0.21		$(1.86)		$(5.22)

Weighted shares for diluted EPS	77,578		76,034		71,982		57,688		49,341

Financial Information
Cash flows provided by (used for) continuing operating activities	$59,874		$38,406		$(7,319)		$71,215	(e)	$10,544	(e)
Cash flows provided by (used for) discontinued operations	1,201		15,438		(1,976)		(12,030)		(37,633)
Depreciation and amortization	17,943		10,738		10,209		13,714		21,152
Capital expenditures	17,582		11,785		8,440		5,912		6,063
Net property, plant and equipment	112,527		91,173		80,957		87,365		127,129
Total assets	800,615		566,654		517,042		528,300		728,091
Long-term debt	252,449		201,727		200,758		244,669		341,612
Redeemable convertible preferred stock	—		—		20,750		8,689		29,256
Shareholders’ equity	301,762		147,305		77,300		14,989		37,325
Per outstanding share (unaudited)	$3.95		$1.94		$1.07		$0.23		$0.71
Other Statistical Information (Unaudited)
Number of employees at year end	7,000		7,400		6,800		6,800		8,000
Homes sold
Manufacturing	21,126		23,960		22,978		25,483		32,460
Retail — new	629		748		687		3,432		6,006
Manufacturing multi-section mix	80%		79%		85%		84%		82%

Certain amounts have been reclassified to conform to current period presentation.

(a)	Discontinued operations consisted of the consumer finance business, which was exited in 2003, and 66 retail lots that were closed or sold in 2004 and 2005.

(b)	Included restructuring (credits) charges due to closing or consolidation of manufacturing facilities and retail sales centers of ($1.3) million in 2004, $8.9 million in 2003, and $15.3 million in 2002 classified as cost of sales.

(c)	As a result of the finalization of certain tax examinations, the allowance for tax adjustments was reduced by $12 million.

(d)	Included recording a deferred tax asset valuation allowance of $101.5 million.

(e)	Included income tax refunds of $64 million in 2003 and $22 million in 2002.

(f)	Included a non-cash tax benefit of $101.9 million from the reversal of the deferred tax asset valuation allowance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading producer of factory-built housing in the United States. As of December 30, 2006, we operated 30 homebuilding facilities in 16 states in the U.S. and two provinces in western Canada. As of December 30, 2006, our homes were sold through more than 3,000 independent sales centers, builders, and developers across the U.S. and western Canada. Approximately 900 of the independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of December 30, 2006, our homes were also sold through 16 Company-owned sales locations in California. We are also a leading modular builder in the United Kingdom.

On April 7, 2006, we acquired United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”). Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. Our international manufacturing segment (the “international segment”) currently consists of four manufacturing facilities that Caledonian operates in the United Kingdom. The results of operations of Caledonian are included in our results from continuing operations and in our international segment for the year ended December 30, 2006.

On July 31, 2006 we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”). North American is a modular homebuilder that operates two homebuilding facilities in Virginia. This acquisition expanded our presence in the modular construction industry, particularly in the mid-Atlantic region of the U.S. The results of operations of North American are included in our results from continuing operations and in our manufacturing segment for the year ended December 30, 2006.

On March 31, 2006, we acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes. This acquisition further expanded our presence in the modular construction industry and increased our manufacturing and distribution in several states previously under-served by us in the north central U.S. The results of operations of Highland are included in our results from continuing operations and in our manufacturing segment for the year ended December 30, 2006.

On August 8, 2005, we acquired the assets of New Era Building Systems, Inc., a leading modular homebuilder, and its affiliates, Castle Housing of Pennsylvania Ltd. and Carolina Building Solutions LLC (collectively, the “New Era group”). The results of operations of the New Era group are included in our results from continuing operations and in our manufacturing segment for the years ended December 30, 2006 and December 31, 2005.

North American, Highland and Caledonian are referred to as “the 2006 acquisitions” and their results are included in our consolidated results from their respective acquisition dates.

For the past five years the U.S. manufactured housing (HUD-code) industry has been affected by limited availability of consumer financing and floor plan inventory financing, high levels of homes repossessed from consumers, tightened consumer credit standards, and other factors. Excluding homes sold to FEMA in 2006 and 2005, annual industry shipments of HUD-code homes have averaged 126,000 homes during the last four years as compared to 373,000 homes in 1998. Industry shipments of HUD-code homes totaled 117,500 in 2006, which was the lowest industry volume since 1961. The acquisitions in 2005 and 2006 were part of our strategy to diversify our operations with a focus on increasing our modular homebuilding presence in the U.S. and to seek modular opportunities outside of the U.S.

The HUD-code industry conditions have affected our U.S operations during the past several years. Despite these conditions, we started 2006 with $147 million in unfilled orders for manufactured housing, a record level for Champion. During 2006, the broader housing market became more difficult, as evidenced by a 13% decline in new housing starts and an over 8% decline in existing home sales. In addition, inventories of unsold homes increased significantly in many markets in the U.S. As a result, our business in the U.S. softened throughout the year and for much of the second half of 2006, most of our U.S. plants operated on one week or less of unfilled orders. Results of the 2006 acquisitions helped to offset lower sales from existing operations. Meanwhile, our Canadian operations enjoyed high sales volumes and high levels of unfilled orders throughout 2006.

Our pretax income from continuing operations for the year ended December 30, 2006 was $43.1 million versus $45.5 million in 2005. Compared to 2005, our 2006 manufacturing segment income declined $8.7 million on flat sales despite the acquisitions of Highland and North American and a full year of results from the New Era group. The difficult U.S. housing market during the second half of 2006 led to lower sales volumes and production inefficiencies at most of our plants. This decrease was partially offset by income of $5.6 million from our new international segment.

Included in income from continuing operations for the year ended December 30, 2006 were gains of $4.7 million, primarily from the sale of an investment property in Florida and five idle manufacturing plants, a fixed asset impairment charge of $1.2 million for the closure of a manufacturing plant and a $1.0 million reduction to our closed plant warranty accrual. Included in income from continuing operations for the year ended December 31, 2005 were a credit of $4.3 million for the change in estimated fair value of a common stock warrant, a loss on debt retirement of $9.9 million, gains of $1.5 million from the sale of three idle plants and an accrual of additional closed plant warranty costs of $2.3 million.

Effective July 1, 2006, we reversed substantially all of the previously recorded valuation allowance for 100% of deferred tax assets after determining that realization of the deferred tax assets was more likely than not. The reversal of the valuation allowance resulted in recording a $101.9 million non-cash income tax benefit in the second quarter of 2006. Subsequent to this reversal, our earnings are fully taxed for financial reporting purposes.

During the year ended December 31, 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 42 traditional retail sales centers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” the 66 traditional retail sales centers closed or sold in 2005 and 2004 along with their related administrative offices are reported as discontinued operations for all periods presented. Retail restructuring charges in 2004 are also included with discontinued operations. Continuing retail operations in 2006, 2005 and 2004 consist of our ongoing non-traditional California retail operations.

During the first quarter of 2006 and the fourth quarter of 2005, we sold 627 homes and 1,372 homes, respectively, to the Federal Emergency Management Agency (“FEMA”) in connection with its hurricane relief efforts, resulting in revenues of $23.0 million and $47.4 million, respectively.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with our fiscal year beginning December 31, 2006. We expect that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48 in the first quarter of 2007.

We continue to focus on matching our factory-built housing manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. Since June 2006, we have closed five homebuilding plants in the U.S., including one that was closed in January 2007. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.

Results of Operations

Consolidated Results

				06 vs 05	05 vs 04
	2006	2005	2004	% Change	% Change
		(Dollars in thousands)

Net sales
Manufacturing segment	$1,195,834	$1,190,819	$1,002,164	—	19%
International segment	90,717	—	—
Retail segment	117,397	135,371	110,024	(13)%	23%
Less: intercompany	(39,300)	(53,600)	(97,900)

Total net sales	$1,364,648	$1,272,590	$1,014,288	7%	25%

Gross margin	$217,616	$216,841	$171,027	—	27%
Selling, general and administrative expenses	154,518	151,810	129,096	2%	18%
Amortization of intangible assets	3,941	—	—
Mark-to-market (credit) charge for common stock warrant	—	(4,300)	5,500
Restructuring charges	1,200	—	3,300
Loss on debt retirement	398	9,857	2,776

Operating income	57,559	59,474	30,355	(3)%	96%
Interest expense, net	14,446	13,986	17,219	3%	(19)%

Income from continuing operations before income taxes	$43,113	$45,488	$13,136	(5)%	246%

As a percent of net sales
Gross margin	15.9%	17.0%	16.9%
SG&A	11.3%	11.9%	12.7%
Operating income	4.2%	4.7%	3.0%
Income from continuing operations before income taxes	3.2%	3.6%	1.3%

Consolidated results of operations 2006 versus 2005 analysis

Net sales in 2006 increased by 7% over 2005 sales due primarily to the inclusion of the results of Caledonian (the international segment) since acquisition. Manufacturing segment sales in 2006 were flat as compared with 2005 as sales from Highland and North American since acquisition and full year results from the New Era group offset a decline in sales from the other manufacturing plants, including the $24.4 million decrease in sales to FEMA. The decline in retail segment sales was substantially offset by a lower elimination of intercompany sales resulting from lower purchases by the retail segment from the manufacturing segment.

Gross margin in 2006 was slightly higher than in 2005 on a 7% increase in sales. A decline in gross margin in the manufacturing and retail segments was offset by gross margin from the international segment. Manufacturing segment gross margin as a percent of sales declined 0.6% in 2006 as compared to 2005, as low levels of unfilled orders at most of our plants caused production inefficiencies resulting from under utilized factory capacity. Manufacturing segment gross margin in 2006 included a $1.0 million reduction to closed plant warranty reserves and in 2005 included a $2.3 million charge to increase closed plant warranty reserves.

Selling, general and administrative expenses (“SG&A”) in 2006 increased $2.7 million over 2005 as SG&A from the 2006 acquisitions and a full year of SG&A from the New Era group exceeded decreases in SG&A at the existing plants in the manufacturing segment, the retail segment and the corporate office. These declines in SG&A were caused in part by lower incentive compensation resulting from lower profits and failure to achieve incentive compensation targets. In addition, SG&A in 2006 was also reduced by gains of $4.7 million, primarily from the sale of an investment property and five idle manufacturing plants, while SG&A in 2005 was reduced by gains of $1.5 million from the sale of three idle plants.

Results in 2006 included amortization expense of $3.9 million related to intangible assets valued in the 2006 and 2005 acquisitions and a net loss of $0.4 million from the write off of deferred financing costs related to the voluntary repayment of $27.8 million of our Term Loan due 2012. Interest expense increased $0.5 million as a result of increased debt incurred for the Caledonian acquisition, partially offset by a lower average interest rate. During 2005, a mark-to-market credit of $4.3 million was recorded for the decrease in estimated fair value of an outstanding common stock warrant. During 2005 we repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million. Also during 2005, operating results included a loss on debt retirement of $9.9 million from the purchase and retirement of $97.5 million of Senior Notes for cash payments totaling $106.3 million.

The inclusion of the 2006 acquisitions and the New Era group in consolidated results since their respective acquisition dates contributed to an increase in net sales and operating income in 2006 as compared to 2005. On a pro forma basis, assuming we had owned these acquisitions during the entire years ended December 30, 2006 and December 31, 2005, consolidated net sales and operating income in 2006 would have decreased by 8% and 16%, respectively, versus the prior year as compared to 7% increase and 3% decrease, respectively, reported in the table above.

Consolidated results of operations 2005 versus 2004 analysis

Net sales in 2005 increased by 25% from 2004 levels due to the inclusion of the New Era group that was acquired on August 8, 2005, increased selling prices in the manufacturing and retail segments, the sale of 1,372 homes to FEMA for approximately $47 million, and changes in product mix in the manufacturing segment.

Gross margin in 2005 increased $45.8 million or 27% from 2004 primarily due to the 25% increase in net sales. Gross margin in 2005 was also impacted by improved pricing, product mix and purchasing, as well as from improved operating efficiencies at our manufacturing facilities. The improvement in gross margin was slightly offset by an accrual of $2.3 million for additional closed plant warranty costs that were included in cost of sales. Gross margin in the manufacturing and retail segments in 2005 improved by approximately 1.0% and 1.1% of sales, respectively, over 2004. However, the effect of intercompany eliminations caused the consolidated gross margin percent in 2005 to increase only 0.1% over 2004.

Selling, general and administrative expenses (“SG&A”) in 2005 increased $22.7 million from 2004 primarily due to increased sales and earnings in the manufacturing segment, SG&A from the New Era group subsequent to its acquisition, and increased corporate expenses due to information technology projects and incentive compensation programs. Also during 2005, retail SG&A increased over 2004 due to operating a greater average number of retail sales centers and increased retail sales. SG&A in 2005 included $1.5 million of gains from the sale of three idle plants.

During 2005, a mark-to-market credit of $4.3 million was recorded for the decrease in estimated fair value of an outstanding common stock warrant. During 2005 we repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million. During 2004, a mark-to-market charge of $5.5 million was recorded for the change in estimated fair value of the outstanding common stock warrant.

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

The inclusion of the New Era group in consolidated results contributed to an increase in net sales and operating income in 2005 as compared to 2004. On a pro forma basis, assuming we had owned the New Era group during the entire years ended December 31, 2005 and January 1, 2005, consolidated net sales and operating income in 2005 would have increased by 19% and 75%, respectively versus the prior year as compared to increases of 25% and 96%, respectively, reported in the table above.

Income from continuing operations before income taxes

The segment components of income from continuing operations before income taxes are as follows:

		% of		% of		% of
	2006	Related Sales	2005	Related Sales	2004	Related Sales
	(Dollars in thousands)

Manufacturing segment income	$81,600	6.8%	$90,286	7.6%	$59,731	6.0%
International segment income	5,634	6.2%	—		—
Retail segment income	7,636	6.5%	8,167	6.0%	5,506	5.0%
General corporate expenses	(32,472)		(35,522)		(27,706)
Amortization of intangible assets	(3,941)		—		—
Mark-to-market credit (charge) for common stock warrant	—		4,300		(5,500)
Interest expense, net	(14,446)		(13,986)		(17,219)
Loss on debt retirement	(398)		(9,857)		(2,776)
Intercompany profit elimination	(500)		2,100		1,100

Income from continuing operations before income taxes	$43,113	3.2%	$45,488	3.6%	$13,136	1.3%

The manufacturing, international and retail segments and interest expense, net, are discussed below. Amortization of intangible assets, mark-to-market credit (charge) for the common stock warrant, and loss on debt retirement are discussed above.

General corporate expenses in 2006 decreased by $3.0 million from 2005 due primarily to lower incentive compensation. General corporate expenses in 2005 increased by $7.8 million over 2004 primarily due to information technology projects and corporate compensation programs.

Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory, which represents the amount of manufacturing segment gross margin in Champion-produced inventory at the retail segment. In reconciling 2005 and 2004 results by segment, a credit (income) resulted from the reduction in intercompany profit in inventory due to declining inventories at the discontinued retail operations.

Restructuring Charges

During 2006, we closed four homebuilding plants and recorded a $1.2 million impairment charge for one of the closures. Also in 2006, the accrual for closed plant warranty costs was reduced by $1.0 million due to favorable experience.

During 2005, a $2.3 million charge was recorded to increase the accrual for closed plant warranty costs due to unfavorable experience.

During 2004, we closed 15 retail sales centers and one homebuilding facility and recorded $5.5 million of restructuring charges. These restructuring charges consisted of $2.8 million for the manufacturing segment and $3.5 million in discontinued operations for the retail closures, partially offset by $0.8 million of inter-company profit (income). The manufacturing segment charges consisted of a fixed asset impairment charge of $2.5 million, severance costs of $0.8 million and an inventory write down of $0.5 million for the closure of one plant. In addition, closed plant warranty accruals were reduced by $1.0 million due to favorable experience.

Inventory charges, warranty charges and credits and intercompany profit adjustments are included in cost of sales. Fixed asset impairment charges and severance costs are included in restructuring charges. See additional discussion of restructuring charges in Note 7 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Impairment Tests for Goodwill

For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, we performed our annual impairment tests for goodwill in the fourth quarter of each year and concluded no impairment existed for the carrying value of goodwill.

Manufacturing Segment

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. A summary of the manufacturing segment for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 is as follows:

				06 vs 05	05 vs 04
				%	%
	2006	2005	2004	Change	Change

Manufacturing segment net sales (in thousands)	$1,195,834	$1,190,819	$1,002,164	—	19%
Manufacturing segment income (in thousands)	$81,600	$90,286	$59,731	(10)%	51%
Manufacturing segment margin %	6.8%	7.6%	6.0%
HUD -code home shipments	15,341	18,989	18,782	(19)%	1%
U.S. modular home and unit shipments	4,653	3,958	3,274	18%	21%
Canadian home shipments	1,132	1,013	922	12%	10%

Total homes and units sold	21,126	23,960	22,978	(12)%	4%
Floors sold	40,521	44,905	44,036	(10)%	2%
Multi-section mix	80%	79%	85%
Average unit selling price, excluding delivery	$51,800	$45,700	$42,000	13%	9%
Manufacturing facilities at year end	30	32	29

     Manufacturing segment 2006 versus 2005 analysis

Manufacturing segment sales in 2006 increased slightly from 2005 as sales from Highland and North American since acquisition and full year results from the New Era group in 2006 offset a decline in sales from the other manufacturing plants, including the $24.4 million decrease in sales to FEMA. The incremental net sales provided by the acquisitions totaled $73.4 million. A difficult housing market during the second half of 2006 led to low levels of unfilled production orders and lower sales volumes at most of our U.S. plants. Higher average selling prices in 2006 partially offset lower home and unit sales at existing operations and resulted from price increases, which, in part, offset rising material costs. Also affecting average selling prices in 2006 was product mix, including increased sales of higher priced modular homes and larger modular housing units sold to the military. Increased sales of modular homes in 2006 resulted primarily from acquisitions. The multi-section mix increased due in part to selling fewer single-section homes to FEMA.

Manufacturing segment income in 2006 decreased by $8.7 million versus 2005 as a result of market conditions in the second half of 2006 which resulted in low levels of unfilled orders at most of our U.S. plants, an increased number of days of production down-time, and related production inefficiencies from under utilized factory capacity.

These unfavorable changes were partially offset by income from the acquisitions. Additionally, 2006 sales and income at our Canadian operations increased versus 2005 due to strong market conditions. In response to the U.S. market conditions, since June 2006 we have closed five manufacturing plants, including one in January 2007. Results for 2006 include a fixed asset impairment charge of $1.2 million for one of the plant closures, gains of $4.7 million primarily from the sale of an investment property in Florida and five idle manufacturing plants, and a reduction of closed plant warranty reserves of $1.0 million due to favorable experience. Results in 2005 include gains of $1.5 million from the sale of three idle plants and a charge of $2.3 million to increase closed plant warranty reserves due to unfavorable experience.

The inclusion of North American, Highland and the New Era group in manufacturing results since their respective acquisition dates contributed to an increase in net sales and operating income in 2006 as compared to 2005. On a pro forma basis, assuming we had owned these acquisitions during the entire years ended December 30, 2006 and December 31, 2005, manufacturing net sales and segment income in 2006 would have decreased by 7% and 14%, respectively, versus the prior year as compared to no change and a 10% decrease, respectively, reported in the table above.

Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing production orders for homes at December 30, 2006 totaled approximately $36 million compared to $147 million at December 31, 2005. Current unfilled orders are concentrated at three manufacturing locations with the remainder of our plants currently operating with one week or less of unfilled orders.

     Manufacturing segment 2005 versus 2004 analysis

Manufacturing net sales for the year ended December 31, 2005 increased compared to 2004 primarily from the inclusion of the New Era group net sales of approximately $48 million, the inclusion of sales to FEMA totaling approximately $47 million, higher average home selling prices and greater delivery revenues. Average manufacturing selling prices increased in 2005 as compared to 2004 as a result of price increases which, in part, offset rising material costs. Additionally, product mix, including increased sales of higher priced modular homes, contributed to the increased selling prices. Increased sales of modular homes in 2005 resulted, in part, from the inclusion of the New Era group. The multi-section mix decreased due to the sale of 1,372 single-section homes to FEMA.

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

The inclusion of the New Era group in manufacturing results contributed to an increase in net sales and operating income in 2005 as compared to 2004. On a pro forma basis, assuming we had owned the New Era group during the entire years ended January 1, 2005 and December 31, 2005, manufacturing net sales and segment income in 2005 would have increased by 13% and 43%, respectively, versus the prior year as compared to increases of 19% and 51%, respectively, reported in the table above.

Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing production orders for homes at December 31, 2005 totaled approximately $147 million compared to $90 million at January 1, 2005.

International Segment

Our international segment consists of United Kingdom-based Caledonian, which was acquired on April 7, 2006. Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. Caledonian’s steel-framed modular technology allows for multi-story construction. As of December 30, 2006, Caledonian operated four manufacturing plants including a new plant that commenced operations in November.

We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. A summary of the international segment from date of acquisition through December 30, 2006 is as follows:

2006

International segment net sales (in thousands)	$90,717
International segment income (in thousands)	$5,634
International segment margin %	6.2%

In the period, approximately 70% of revenue was derived from custodial (prison) and military accommodations projects with the balance attributable to residential and hotel projects. Contracts and orders pending contracts under framework agreements totaled approximately $225 million at year end, sufficient to secure production levels well into 2007 for most of the plants. Approximately 70% of this business is custodial and military accommodations projects.

Retail Segment

The retail segment sells manufactured houses to consumers throughout California. We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. A summary of the retail segment for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 is as follows:

				06 vs 05	05 vs 04
				%	%
	2006	2005	2004	Change	Change

Retail segment net sales (in thousands)	$117,397	$135,371	$110,024	(13)%	23%
Retail segment income (in thousands)	$7,636	$8,167	$5,506	(7)%	48%
Retail segment margin %	6.5%	6.0%	5.0%
New homes retail sold	629	748	687	(16)%	9%
% Champion-produced new homes sold	86%	82%	78%
New home multi-section mix	97%	97%	97%
Average new home retail selling price	$184,600	$178,900	$157,400	3%	14%
Sales centers at period end	16	20	18

     Retail segment 2006 versus 2005 analysis

Retail sales for 2006 decreased 13% versus 2005 due to selling 16% fewer homes, primarily as a result of housing market conditions in California. The effect of lower unit sales was partially offset by an increased average selling price per home to offset higher prices from the manufacturers, in part due to higher raw material costs. Average selling prices also increased as a result of selling higher priced homes with more add-ons, improvements and amenities.

Retail gross margin as a percent of sales in 2006 was comparable to 2005. The increase in the retail segment margin percent was attributable to lower SG&A costs in 2006, partially offset by lower gross margin due to lower sales.

     Retail segment 2005 versus 2004 analysis

Retail net sales for the year ended December 31, 2005 increased versus 2004 due to an increased average selling price per home and from selling more homes from a greater number of sales offices in operation. The increased average home selling price resulted from improved market conditions and the sale of homes with more add-ons, improvements and amenities. Additionally, retail prices increased to offset higher prices from the manufacturers due to rising material costs. Retail segment income for year ended December 31, 2005 improved by $2.7 million compared to the same period in 2004 primarily due to increased sales.

Discontinued Operations

Losses from discontinued operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 were as follows:

	2006	2005	2004
		(In thousands)

Income (loss) from retail operations	$5	$(4,334)	$(7,322)
(Loss) income from consumer finance business	(21)	(49)	1,197

Total loss from discontinued operations	$(16)	$(4,383)	$(6,125)

During 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 42 traditional retail sales centers. As a result, the 66 retail sales locations disposed of during 2005 and 2004 have been classified as discontinued operations for the periods presented.

Loss from discontinued retail operations included operating losses of $2.3 million and $5.2 million for 2005 and 2004, respectively, including restructuring charges totaling $1.7 million in 2004 for closures of sales centers. Loss from discontinued retail operations also included net losses of $2.0 million and $2.1 million for 2005 and 2004, respectively, for sales centers sold or to be sold, including restructuring charges totaling $1.8 million in 2004. In connection with the sales and closures of retail locations during 2005 and 2004, intercompany manufacturing profit of $2.4 million and $1.7 million, respectively, was recognized in the consolidated statement of operations as a result of the liquidation of retail inventory, which is not classified as discontinued operations.

Income from the discontinued consumer finance business in 2004 resulted from the settlement of contractual obligations that were accrued as part of the loss on discontinuance in 2003.

Interest Income and Interest Expense

     Interest income and expense 2006 versus 2005 analysis

Interest income in 2006 was higher than in 2005 due to a higher average interest rate, partially offset by lower average cash balances. Interest expense in 2006 was higher than in 2005 due to higher average debt balances in 2006 related to the Sterling Term Loan that was entered into in April of 2006, in connection with the Caledonian acquisition, partially offset by a lower average interest rate due to the replacement in the fourth quarter of 2005 of our 11.25% Senior Notes with the $100 million Term Loan with a LIBOR-based interest rate.

     Interest income and expense 2005 versus 2004 analysis

Interest income in 2005 was higher than in 2004 due to higher cash balances and increased interest rates. Interest expense in 2005 was lower than in 2004 due to debt reduction during 2005 and the first half of 2004 and the refinancing of the 11.25% Senior Notes due 2007 with the $100 million Term Loan in the fourth quarter of 2005.

Income Taxes

     Income taxes 2006 versus 2005 analysis

Effective July 1, 2006, we reversed substantially all of the previously recorded valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. This determination was based upon our achieving historical profitability and our outlook for ongoing profitability, among other factors. Subsequent to this reversal our earnings are fully taxed for financial reporting purposes. During the periods prior to this reversal of the valuation allowance, no tax expense or benefit was recorded for our U.S. taxable income or loss for financial reporting purposes except for unusual items.

The 2006 income tax provision includes a $101.9 million non-cash tax benefit from the reversal of the valuation allowance. The reversal was originally reported as $109.7 million but was subsequently reduced effective July 1, 2006, by $7.8 million primarily to eliminate the tax effect of net operating loss carryforwards related to stock option tax deductions, the benefit of which, when realized, will result in an increase to shareholders equity.

As of December 30, 2006, we had net operating loss (“NOL”) carryforwards of approximately $178 million for U.S. federal tax purposes available to offset certain future U.S. taxable income that expire in 2023 through 2026. As of December 30, 2006, we had state net NOL carryforwards of approximately $181 million available to offset future state taxable income that expire primarily in 2016 through 2026. For financial reporting purposes, our U.S. pretax income for 2006 and 2005 totaled approximately $71 million. We expect to generate sufficient U.S. pretax income in the future to utilize available NOL carryforwards.

During periods when these NOL carryforwards are available, our cash tax expense is expected to be significantly lower than tax expense for financial reporting purposes. Our cash tax expense in these periods will be primarily related to foreign income taxes.

     Income taxes 2005 versus 2004 analysis

During 2005 and 2004 we provided a 100% valuation allowance for our deferred tax assets. The effective tax rates for the years ended December 31, 2005 and January 1, 2005 differ from the 35% federal statutory rate in part because of this 100% valuation allowance. Income taxes in 2005 and 2004 consisted of foreign (Canadian) and state taxes. Taxes in 2005 also included U.S. federal tax of $0.8 million on dividends paid by our Canadian subsidiary. Taxes in 2004 also included a $12 million decrease in the allowance for tax adjustments as a result of the finalization of certain U.S. tax examinations.

As of December 31, 2005, we had net operating loss carryforwards for tax purposes totaling approximately $130 million that were available to offset certain future taxable income. Additionally, as a result of the sale of our remaining traditional retail operations during 2005, approximately $49 million of additional net operating losses became available in 2006, upon completion of certain disposal activities.

Results of Fourth Quarter 2006 Versus 2005

			%
	2006	2005	Change
	(Dollars in thousands, except
	average selling prices)

Net sales:
Manufacturing segment	$250,823	$350,247	(28)%
International segment	32,640	—
Retail segment	23,685	34,640	(32)%
Less: intercompany	(6,200)	(9,400)	(34)%

Total net sales	$300,948	$375,487	(20)%

Gross margin	$49,593	$66,095	(25)%
Selling, general and administrative expenses	38,522	46,413	(17)%
Amortization of intangible assets	1,428	—
Loss on debt retirement	398	8,956

Operating income	9,245	10,726	(14)%
Interest expense, net	4,151	3,119	33%

Income from continuing operations before income taxes	$5,094	$7,607	(33)%

Manufacturing segment income	$15,042	$26,971	(44)%
International segment income	2,476	—
Retail segment income	1,319	2,115	(38)%
General corporate expenses	(8,066)	(9,704)	(17)%
Amortization of intangible assets	(1,428)	—
Loss on debt retirement	(398)	(8,956)
Interest expense, net	(4,151)	(3,119)	33%
Intercompany profit elimination	300	300	—

Income from continuing operations before income taxes	$5,094	$7,607	(33)%

			%
	2006	2005	Change
	(Dollars in thousands, except
	average selling prices)

As a percent of net sales
Gross margin	16.5%	17.6%
SG&A	12.8%	12.4%
Income from continuing operations before income taxes	1.7%	2.0%
Manufacturing segment margin %	6.0%	7.7%
International segment margin %	7.6%	—
Retail segment margin %	5.6%	6.1%
Manufacturing segment
HUD-code home shipments	2,804	5,415	(48)%
U.S. modular home and unit shipments	1,140	1,222	(7)%
Canadian home shipments	275	281	(2)%

Total homes and units sold	4,219	6,918	(39)%
Floors sold	8,242	12,091	(32)%
Mutli-section mix	82%	65%
Average unit selling price,	$54,600	$45,600	20%
excluding delivery
Retail segment
New homes retail sold	134	188	(29)%
% Champion-produced new homes sold	83%	84%
New home multi-section mix	96%	97%
Average new home retail selling price	$173,400	$182,500	(5)%

Net sales for the fourth quarter of 2006 decreased by 20% from the fourth quarter of 2005 due primarily to a $99.4 million decline in sales at the manufacturing segment, partially offset by sales totaling $32.6 million from the international segment, which was acquired in 2006. Manufacturing segment sales in the fourth quarter of 2005 included sales of approximately $47 million to FEMA in connection with its hurricane relief efforts.

Gross margin for the fourth quarter of 2006 decreased $16.5 million or 25% from the comparable period of 2005, due primarily to the decline in manufacturing segment sales, partially offset by gross margin from the international segment.

SG&A decreased $7.9 million primarily due to reduced sales and earnings in the manufacturing segment, lower SG&A at the retail segment and the corporate office, partially offset by SG&A from the 2006 acquisitions. A significant portion of the reduction in SG&A is related to lower costs for incentive compensation programs as a result of lower profitability and the failure to achieve incentive compensation targets.

Interest expense increased $1.0 million as a result of higher average debt balances in 2006 related to the Sterling Term Loan that was entered into in April of 2006, partially offset by a lower average interest rate.

Operating results in the fourth quarter of 2005 included a loss on debt retirement of $9.0 million from the purchase and retirement of $88.4 million of Senior Notes for cash payments totaling $96.4 million.

The inclusion of the 2006 acquisitions in consolidated results contributed to net sales and operating income during the fourth quarter of 2006 as compared to 2005. On a pro forma basis, assuming we had owned the acquisitions during the quarter ended December 31, 2005, consolidated net sales and operating income for the fourth quarter of 2006 would have decreased by 29% and 36%, respectively, versus the prior year period as compared to decreases of 20% and 14%, respectively, as reported in the table above.

Manufacturing segment

Manufacturing segment net sales for the fourth quarter of 2006 decreased by $99.4 million compared to 2005, which included sales of approximately $47 million to FEMA in connection with its hurricane relief efforts. Sales in

2006 include sales from North American and Highland. Market conditions throughout the U.S. have resulted in reduced incoming order rates and sales.

Manufacturing segment income for the fourth quarter of 2006 decreased by $11.9 million versus the comparable quarter of 2005 due to decreased sales and production inefficiencies from under utilized factory capacity. Market conditions during the fourth quarter of 2006 resulted in low levels of unfilled orders at most of our U.S. plants and a decreased number of production days. In response to the market conditions, since June 2006 we have closed five manufacturing plants, including one during the fourth quarter and one in January 2007. These unfavorable changes were partially offset by income from the acquisitions. Additionally, 2006 sales and income at our Canadian operations increased versus 2005 due to strong market conditions. Results in 2006 include a $1.0 million reduction to closed plant warranty reserves due to favorable experience while 2005 results include an accrual of $2.3 million of additional closed plant warranty costs due to unfavorable experience.

The inclusion of North American and Highland in manufacturing results contributed to an increase in net sales and operating income during the fourth quarter of 2006 as compared to 2005. On a pro forma basis, assuming we had owned these acquisitions during the quarter ended December 31, 2005, manufacturing net sales and segment income would have decreased by 31% and 49%, respectively, versus the fourth quarter of 2005, as compared to decreases of 28% and 44%, respectively, as reported in the table above.

International segment

Approximately 70% of fourth quarter international segment revenue was derived from custodial (prison) and military accommodation projects with the balance attributable to hotel and residential projects. During the quarter, operations commenced in a fourth manufacturing facility, which is located at the same site as existing operations in the UK. This new facility is expected to reach full utilization by late 2007. International segment margin percent improved to 7.6% as compared to the prior two quarters. This improvement was a result of sales mix and the completion and finalization of certain contracts, partially offset by the start up of the new plant. During the quarter approximately $80 million of orders were obtained.

Retail segment

Retail segment net sales for the fourth quarter of 2006 decreased 32% versus the comparable period of 2005 primarily due to selling 29% fewer homes in a difficult California housing market. During the quarter, four sales locations were closed or consolidated, leaving 16 sales offices in operation. Retail segment income for the fourth quarter of 2006 declined by $0.8 million compared to the same period of 2005 primarily due to lower gross margin from decreased sales, partially offset by lower SG&A due in part to lower incentive compensation.

Contingent Repurchase Obligations — Manufacturing Segment

We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. Upon default by a retailer under a floor plan financing agreement subject to an associated repurchase agreement, the manufacturer is generally required to repurchase the loan or the home for the unpaid balance of the floor plan loan, subject to certain adjustments. In the event of such repurchases, our loss is equal to the difference between the repurchase price and the net price we realize upon resale of the home, less any related reserves or accrued volume rebates that will not be paid.

Each quarter we review our contingent wholesale repurchase obligations to assess the adequacy of our reserves for repurchase losses. This analysis is based on a review of current and historical experience, reports received from the primary national floor plan lenders that provide floor plan financing for approximately 44% of our manufacturing sales, and information regarding the performance of our retailers obtained from our manufacturing facilities. We do not retain repurchase risk for cash sales and we do not always enter into repurchase agreements with floor plan lenders that provide financing for the balance of our manufacturing sales to independent retailers.

The estimated repurchase obligation is calculated as the total amount that would be paid upon the default of all of our independent retailers whose inventories are subject to repurchase agreements, without reduction for the resale value of the repurchased homes. As of December 30, 2006, our largest independent retailer, a nationwide retailer, had approximately $6.9 million of inventory subject to repurchase for up to 18 months from date of invoice. As of December 30, 2006 our next 24 largest independent retailers had an aggregate of approximately $59.1 million of inventory subject to repurchase for generally up to 18 months from date of invoice, with individual amounts ranging from approximately $1.1 million to $6.1 million per retailer.

A summary of actual repurchase activity for the last three years follows:

	2006	2005	2004
	(Dollars in millions)

Estimated repurchase obligation at end of year	$250	$260	$250
Number of retailers defaults	8	17	16
Number of homes repurchased	22	50	46
Total repurchase price	$1.2	$2.1	$1.7
Losses incurred on homes repurchased	$0.1	$0.3	$0.3

We lowered repurchase reserves by $1.2 million in 2006 and by $1.0 million in both 2005 and 2004 as a result of better experience during those years and the improved financial condition of our largest independent retailers.

Off Balance Sheet Arrangements

Our off balance sheet arrangements at December 30, 2006, consist of the contingent repurchase obligation totaling approximately $250 million, surety bonds and letters of credit totaling $76.1 million and guarantees of $2.9 million of debt of unconsolidated affiliates.

Liquidity and Capital Resources

Unrestricted cash balances totaled $70.2 million at December 30, 2006. During 2006, continuing operating activities provided net cash of $59.9 million. Excluding the working capital acquired in the purchase of the 2006 acquisitions, inventories, accounts receivable and accounts payable decreased by $13.1 million, $28.6 million and $16.4 million, respectively, in part as a result of FEMA related accounts receivable and inventory totaling $17 million which were converted into cash during the first quarter of 2006, and reduced sales in December 2006 versus December 2005. Other cash provided during the period included $78.6 million of proceeds from the Sterling Term Loan due 2012, which was used in the acquisition of Caledonian. Additionally, $7.6 million of cash proceeds resulted from the sale of property in Florida and five idle plants. Cash totaling $153.8 million was used for the 2006 acquisitions. In 2006, we used cash totaling $34.7 million to purchase $7.0 million of our Senior Notes and for the voluntary repayment of $27.8 million of our Term Loan due 2012 in addition to the normally scheduled debt payments. Other cash uses during the period included $17.6 million of capital expenditures.

On October 31, 2005, we entered into a senior secured credit agreement with various financial institutions. On April 7, 2006, concurrent with the closing of the acquisition of Caledonian, we entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with various financial institutions. The Restated Credit Agreement is a senior secured credit facility comprised of a $100 million term loan (“the Term Loan”), a £45 million (approximately $80 million at April 7, 2006) term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of December 30, 2006, letters of credit issued under the facility totaled $56.9 million and there were no borrowings under the revolving line of credit. The Restated Credit Agreement also provides us with the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling, amended certain restrictive covenants to permit the acquisition of Caledonian and provided increased flexibility for foreign acquisitions generally. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries.

The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.9 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.35% at December 30, 2006) plus 2.5%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (5.25% at December 30, 2006) plus 2.5%. Letter of credit fees are 2.60% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.

The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012, and the maturity date for the revolving line of credit is October 31, 2010 unless, as of February 3, 2009, more than $25 million in aggregate principal amount of our Senior Notes due 2009 are outstanding, then the maturity date for the four facilities will be February 3, 2009.

The Restated Credit Agreement contains affirmative and negative covenants. Under the Restated Credit Agreement, we are required to maintain a maximum Leverage Ratio (as defined) of no more than 3.5 to 1 for the fourth fiscal quarter of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007 and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of our Total Debt (as defined) on the last day of a fiscal quarter to our consolidated EBITDA (as defined) for the four-quarter period then ended. We are also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of our consolidated EBITDA for the four-quarter period then ended to our Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should we generate Excess Cash Flow (as defined). As of December 30, 2006, we were in compliance with all covenants. However, scheduled decreases in the leverage covenant coupled with lower expected levels of EBITDA (as defined), particularly in the first quarter of 2007, make it unlikely that we will remain in compliance. As a result, we have initiated discussions with our lenders for purposes of amending the Credit Agreement.

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

We expect to spend less than $15 million in 2007 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.

Contingent Liabilities and Obligations

We had significant contingent liabilities and obligations at December 30, 2006, including surety bonds and letters of credit totaling $76.1 million and guarantees of $2.9 million of debt of unconsolidated affiliates. Additionally, we are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We estimate our contingent repurchase obligation as of December 30, 2006 was approximately $250 million, without reduction for the resale value of the homes. See “Contingent Repurchase Obligations-Manufacturing Segment” discussed above in Item 7 of this Report.

We have provided various representations, warranties and other standard indemnifications in the ordinary course of our business, in agreements to acquire and sell business assets and in financing arrangements. We are also subject to various legal proceedings and claims that arise in the ordinary course of our business.

Management believes the ultimate liability with respect to these contingent liabilities and obligations will not have a material effect on our financial position, results of operations or cash flows.

Summary of Liquidity and Capital Resources

At December 30, 2006, our unrestricted cash balances totaled $70.2 million and we had unused availability of $27.3 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $97.5 million. We expect that our cash flow from operations for the next two years will be adequate to fund capital expenditures during that period as well as the approximately $4.3 million of scheduled debt payments due in 2007 and 2008. Therefore, the level of cash availability is projected to be in excess of cash needed to operate our businesses for the next two years. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

As of December 30, 2006, we were in compliance with all Term Loan covenants. However, as a result of scheduled decreases in the leverage covenant coupled with lower forecasted results due to U.S. housing market conditions, we will likely be unable to remain in compliance with the current covenants during 2007. We have initiated discussions with the lenders to obtain an amendment to the Restated Credit Agreement. The inability to secure a satisfactory amendment to the Restated Credit Agreement could result in a demand from the lenders to repay all or a portion of the Term Loans and the termination of the letter of credit and revolving line of credit facilities. In the event we fail to obtain a satisfactory amendment, we would seek to refinance the related indebtedness.

Contractual Obligations

The following table presents a summary of payments due by period for our contractual obligations for long-term debt, capital leases, operating leases, and certain other long-term liabilities as of December 30, 2006:

	Payments due by period: After December 30, 2006
	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
			(In thousands)

Long-term debt:
Senior Notes due 2009	$82,298	$—	$82,298	$—	$—
Term Loans due 2012	158,623	1,883	3,766	3,766	149,208	*
Obligations under industrial revenue bonds	12,430	—	—	—	12,430
Capital leases and other debt	1,266	285	489	492	—
Operating leases	20,813	4,792	4,980	3,819	7,222

Total	$275,430	$6,960	$91,533	$8,077	$168,860

*	The maturity date for each of the Term Loans is October 31, 2012, unless as of February 3, 2009, more than $25 million in aggregate principal amount of our 7.625% Senior Notes due 2009 are outstanding, then the maturity date will be February 3, 2009.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Assumptions and estimates of future earnings and cash flow are used in the periodic analyses of the recoverability of goodwill, intangible assets, deferred tax assets and property, plant and equipment. Historical experience and trends are used to estimate reserves, including reserves for self-insured risks, warranty costs and wholesale repurchase losses. Following is a description of each accounting policy requiring significant judgments and estimates:

Reserves for Self-Insured Risks

We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $0.5 million per claim for workers’ compensation ($0.75 million per claim in California) and automobile liability claims, up to $0.5 million, $1.5 million or $1.75 million per claim for product liability and general liability claims, depending on the policy year under which the claim is made and up to $0.5 million per claim for property insurance claims including business interruption losses. We maintain excess liability and property insurance with independent insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for up to $150,000 of health insurance claims per contract per year. Estimated casualty and health insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history and inflation, as well as estimates provided by our third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.

Warranty Reserves

Our manufacturing operations generally provide the retail homebuyer or the builder/developer with a twelve-month warranty. Estimated warranty costs are accrued as cost of sales at the time of sale. Our warranty reserve is based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing operations as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories and homes purchased by consumers still within the twelve-month warranty period and the historical average costs incurred to service a home. Significant changes in these factors could have a material adverse impact on future operating results.

Property, Plant and Equipment

The recoverability of property, plant and equipment is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling prices, appraised values or projected undiscounted cash flows. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Additionally, we use estimates of fair market values to establish impairment reserves for permanently closed facilities that are held for sale. Past evaluations of property, plant and equipment have resulted in significant impairment charges primarily for closed manufacturing facilities and retail sales centers. Significant changes in these estimates and assumptions could result in additional impairment charges in the future.

Income Taxes and Deferred Tax Assets

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Effective July 1, 2006, we reversed substantially all of the previously recorded valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. This determination was based upon achieving historical profitability and our outlook for ongoing profitability, among other factors. Projections of future profitability and levels of taxable income are required in assessing deferred tax assets and involve significant estimates and assumptions. Significant changes in these estimates and assumptions could result in the need to establish a valuation allowance for all or part of our deferred tax assets again in the future.

Goodwill and Amortizable Intangible Assets

Goodwill and amortizable intangible assets are related to both our manufacturing and international segments. We test for impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for impairment of amortizable intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate the fair value of our manufacturing and international segments versus their carrying value as of each fiscal year end or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the segment’s fair value, we calculate the present value of future cash flows based on forecasted sales volumes and profit margins the number of manufacturing facilities in operation, current industry and economic conditions, historical results and inflation. We also use available market value information to evaluate fair value. Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill and amortizable intangible assets, or differences between estimates and actual results could result in impairment charges in the future.

Wholesale Repurchase Reserves

Approximately 50% of our manufacturing sales to independent retailers are made pursuant to repurchase agreements with the providers of floor plan financing. We determine our repurchase reserves based on the greater of (1) the fair value of the “guaranty” made under the repurchase agreements and (2) an estimate of losses for homes expected to be repurchased based on historical repurchase experience. An additional reserve is established for estimated losses related to specific retailer defaults that are deemed to be probable. Losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes, less accrued rebates which will not be paid. Estimated losses under repurchase agreements are based on the historical number of homes repurchased, the cost of such repurchases and the historical losses incurred, as well as the current inventory levels held at our independent retailers. In addition, we monitor the risks associated with our independent retailers and consider these risks in identifying probable retailer defaults. Significant changes in these factors could have a material adverse impact on future operating results.

Revenue Recognition

The percentage of completion method of revenue recognition is used for certain construction contracts. This method of accounting requires estimates and assumptions as to total costs and profitability for each contract. Actual results could vary significantly from these estimates resulting in significant adjustments to reported income.

Impact of Inflation

Inflation has not had a material effect on our operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases.

Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 is effective beginning with our 2007 fiscal year. FIN 48 clarifies accounting for uncertain tax positions utilizing a “more likely than not” recognition threshold for tax positions. We will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s best estimate of the ultimate tax benefit that will be sustained if audited by the taxing authority. The adoption by the Company of FIN 48 in the first quarter of 2007 is not expected to have a material effect on our financial position or results of operations, but will result in additional disclosures in the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our debt obligations under the Restated Credit Agreement are currently subject to variable rates of interest based on both U.S. and UK LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.6 million, assuming average related debt of $158.6 million, which was the amount of outstanding borrowings at December 30, 2006.

Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at December 30, 2006.

Our approach to interest rate risk is to balance our borrowings between fixed rate and variable rate debt. At December 30, 2006, we had $82.3 million of Senior Notes at a fixed rate and $158.6 million of Term Notes at a variable rate. At December 31, 2005, we had $92.3 million of Senior Notes at a fixed rate and $99.8 million of Term Notes at a variable rate.

We are exposed to foreign exchange risk with our factory-built housing operations in Canada and our international segment in the UK. Our Canadian operations had 2006 net sales totaling $Can 82 million. Assuming future annual Canadian sales equal to 2006 sales, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $0.8 million. Our international segment had annualized 2006 sales of £64 million (pounds Sterling). Assuming future annual UK sales equal to 2006 annualized sales, a change of 1.0% in exchange rates between the U.S. dollar and the British pound Sterling would change consolidated sales by $0.6 million. Net income of the Canadian and UK operations would also be affected by changes in exchange rates.

We borrowed £45 million in the U.S. to finance a portion of the Caledonian purchase price which totaled approximately £62 million. This Sterling denominated borrowing was designated as an economic hedge of our net investment in the UK. Therefore a significant portion of foreign exchange risk related to our Caledonian investment in the UK is offset. We do not attempt to manage foreign exchange risk that relates to our investment in the Canadian operations.

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

As of December 30, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended December 30, 2006, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company is in the process of implementing a new enterprise resource planning (“ERP”) system for its manufacturing operations. The completion of the ERP system implementation is targeted for the first quarter of 2007, except for the 2006 acquisitions, for which implementation is scheduled later in 2007. Management does not currently believe that this will adversely affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the sections entitled “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held May 2, 2007 (the “Proxy Statement”) and the information set forth in the section entitled “Executive Officers of the Company” in Part 1, Item 1 of this Report is incorporated herein by reference.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the sections entitled “Compensation of Directors,” “Compensation Discussion and Analysis” and “Executive Compensation” and the information set forth under the caption “Compensation Committee Report” in the section entitled “Corporate Governance — Compensation and Human Resources Committee” in the Company’s Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under Part II, Item 5 of this Report is incorporated herein by reference. The information set forth under the section entitled “Share Ownership” in the Company’s Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Related Party Transaction Policy” in the section entitled “Other Information” and the information set forth under the caption “Director Independence” in the section entitled “Corporate Governance” in the Company’s Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information set forth under the caption “Independent Auditors” in the section entitled “Other Information” in the Company’s Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The financial statements, supplementary financial information and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report, which is incorporated herein by reference.

The following exhibits are filed as part of this Report. Those exhibits with an asterisk (*) designate the Company’s management contracts or compensation plans or arrangements for its executive officers.

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated July 18, 2005, by and among NEBS Acquisition Corp., Champion Enterprises, Inc., and New Era Building Systems, Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 22, 2005 and incorporated herein by reference.
2.2	Asset Purchase Agreement, dated July 18, 2005, by and among NEBS Acquisition Corp., Champion Enterprises, Inc., and Castle Housing of Pennsylvania, Ltd., filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 22, 2005 and incorporated herein by reference.
2.3	Asset Purchase Agreement, dated July 18, 2005, by and among NEBS Acquisition Corp., Champion Enterprises, Inc., and Carolina Building Solutions, L.L.C., filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed July 22, 2005 and incorporated herein by reference.
2.4	Asset Purchase Agreement, dated February 24, 2006, by and among CBS Monaco Limited, Champion Enterprises, Inc. and the shareholders of Calsafe Group (Holdings) Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated herein by reference.
3.1	Restated Articles of Incorporation of Champion Enterprises, Inc., as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 19, 2006 and incorporated herein by reference.
3.2	Bylaws of the Company as amended through December 2, 2003, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
4.6	Supplemental Indenture dated as of March 15, 2002 between the Company, A-1 Champion GP, Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.7	Supplemental Indenture dated as of August 7, 2002 among the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit No.	Description

4.8	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., the Company, the Subordinated Subsidiary Guarantors, and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.9	Supplemental Indenture dated as of January 31, 2003, among Moduline Industries (Canada) Ltd., the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.10	Supplemental Indenture dated as of October 14, 2005, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2005 and incorporated herein by reference.
4.11	Agreement, dated as of June 29, 2001, between the Company, and Fletcher International, Ltd., filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 9, 2001 and incorporated herein by reference.
4.12	Agreement, dated as of March 29, 2002, between the Company and Fletcher International, Ltd., filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K dated April 5, 2002 and incorporated herein by reference.
10.1	*1993 Management Stock Option Plan, as amended and restated as of December 3, 2002, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.2	*1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.
10.3	*First Amendment to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10.4	*Second Amendment dated April 28, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.5	*Third Amendment dated October 27, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.6	*Fourth Amendment dated April 27, 1999 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10.7	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.8	*Amendment to the Management Stock Purchase Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.9	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.10	*Amendment to the Deferred Compensation Plan, dated as of March 26, 2004, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 and incorporated herein by reference.
10.11	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference.
10.12	*Amendment to the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.13	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

Exhibit No.	Description

10.14	*2000 Stock Compensation Plan for Nonemployee Directors, as amended and restated effective December 18, 2002, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.15	*Fourth Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.16	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.
10.17	*2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2005 and incorporated herein by reference.
10.18	*Form of Performance Share Award under the 2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference.
10.19	*Form of Annual Incentive Award under the 2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference.
10.20	*Executive Employment Agreement dated as of July 12, 2004 between the Company and William C. Griffiths, as amended and restated, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 13, 2004 and incorporated herein by reference.
10.21	*Form of Change in Control Agreement dated November 22, 2004 between the Company and certain executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.22	*Change in Control Agreement dated November 22, 2004 between the Company and William C. Griffiths, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.23	*Executive Officer Severance Pay Plan effective December 1, 2004, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.24	*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.25	*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.26	*Letter Agreement dated February 12, 1997 between the Company and John J. Collins, Jr., filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996 and incorporated herein by reference.
10.27	*Letter Agreement dated April 7, 2000 between the Company and John J. Collins, Jr., filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2000 and incorporated herein by reference.
10.28	*Letter Agreement dated September 21, 2004 between the Company and Jeffrey L. Nugent, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.
10.29	Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court, Auburn Hills, Michigan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 28, 1992 and incorporated herein by reference.
10.30	First Amendment dated December 29, 1997 to the Lease Agreement dated November 21, 1991 between the Company and University Development Company relating to the premises located at 2701 Cambridge Court, Auburn Hills, Michigan, filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 and incorporated herein by reference.

Exhibit No.	Description

10.31	Amended and Restated Credit Agreement, dated as of April 7, 2006, by and among Champion Home Builders Co., as the Borrower, Champion Enterprises, Inc., as the Parent, various financial institutions and other persons from time to time parties thereto, as Lenders, and Credit Suisse, as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 11, 2006 and incorporated herein by reference.
10.32	Cash Compensation Plan for Non-Employee Directors (the “Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2006 and incorporated herein by reference.
16.1	Letter of PricewaterhouseCoopers LLP dated June 21, 2006, regarding change in certifying accountant of Champion Enterprises, Inc., filed as exhibit 16 to the Company’s Current Report on Form 8-K filed June 21, 2006 and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer dated February 27, 2007, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006.
31.2	Certification of Chief Financial Officer dated February 27, 2007, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated February 27, 2007, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 30, 2006.
99.1	Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Enterprises, Inc.

By:	/s/ Phyllis A. Knight
Phyllis A. Knight
Executive Vice President, Treasurer and
Chief Financial Officer

Dated: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Griffiths William C. Griffiths	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2007

/s/ Phyllis A. Knight Phyllis A. Knight	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ Richard Hevelhorst Richard Hevelhorst	Vice President and Controller (Principal Accounting Officer)	February 27, 2007

/s/ Robert W. Anestis Robert W. Anestis	Director	February 27, 2007

/s/ Eric S. Belsky Eric S. Belsky	Director	February 27, 2007

/s/ Selwyn Isakow Selwyn Isakow	Director, Lead Independent Director	February 27, 2007

/s/ Brian D. Jellison Brian D. Jellison	Director	February 27, 2007

/s/ G. Michael Lynch G. Michael Lynch	Director	February 27, 2007

/s/ Thomas Madden Thomas Madden	Director	February 27, 2007

/s/ Shirley D. Peterson Shirley D. Peterson	Director	February 27, 2007

/s/ David Weiss David Weiss	Director	February 27, 2007

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

The Audit Committee of the Board of Directors of the Company is composed of four non-management directors. The Committee meets regularly with management, internal auditors, and the independent registered public accounting firm to review accounting, internal control, auditing, and financial reporting matters.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

During 2006, we acquired United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited, Highland Manufacturing Company, LLC and North American Housing Corp. and an affiliate. We have excluded these acquisitions from our assessment of internal control over financial reporting as of December 30, 2006 because they were acquired during 2006. The total assets and total sales of these acquisitions represented 32 percent of our consolidated assets at December 30, 2006, and 9 percent of consolidated sales for the year then ended.

/s/ WILLIAM C. GRIFFITHS William C. Griffiths Chairman, President and Chief Executive Officer	/s/ PHYLLIS A. KNIGHT Phyllis A. Knight Executive Vice President, Treasurer and Chief Financial Officer

CHAMPION ENTERPRISES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
AND
FINANCIAL STATEMENT SCHEDULES

All other financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Champion Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Champion Enterprises, Inc. (and subsidiaries) as of December 30, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the Index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Enterprises, Inc. (and subsidiaries) at December 30, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2006 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Champion Enterprises, Inc. internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, MI
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Champion Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Champion Enterprises, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Champion Enterprises, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2006 acquisitions of Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), Highland Manufacturing Company, LLC (“Highland”) and North American Housing Corp. and an affiliate (“North American”), which are included in the consolidated statements of the Company and constituted 32 percent of consolidated assets as of December 30, 2006 and 9 percent of consolidated net sales for the year then ended. Management did not include an assessment of the internal control over financial reporting for Caledonian, Highland and North American because they were acquired in business combinations during 2006.

In our opinion, management’s assessment that Champion Enterprises, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Champion Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Champion Enterprises, Inc. as of December 30, 2006 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended of Champion Enterprises, Inc. and our report dated February 23, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, MI
February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Champion Enterprises, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, of shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Champion Enterprises, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Detroit, MI
March 10, 2006

CHAMPION ENTERPRISES, INC.

CONSOLIDATED INCOME STATEMENTS

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
	(In thousands, except per share amounts)

Net sales	$1,364,648	$1,272,590	$1,014,288
Cost of sales	1,147,032	1,055,749	843,261

Gross margin	217,616	216,841	171,027
Selling, general and administrative expenses	154,518	151,810	129,096
Restructuring charges	1,200		3,300
Amortization of intangible assets	3,941	—	—
Mark-to-market (credit) charge for common stock warrant	—	(4,300)	5,500
Loss on debt retirement	398	9,857	2,776

Operating income	57,559	59,474	30,355
Interest income	5,050	3,712	1,625
Interest expense	(19,496)	(17,698)	(18,844)

Income from continuing operations before income taxes	43,113	45,488	13,136
Income tax (benefit) expense	(95,211)	3,300	(10,000)

Income from continuing operations	138,324	42,188	23,136
Loss from discontinued operations, net of taxes	(16)	(4,383)	(6,125)

Net income	$138,308	$37,805	$17,011

Basic income (loss) per share:
Income from continuing operations	$1.81	$0.55	$0.29
Loss from discontinued operations	—	(0.06)	(0.08)

Basic income per share	$1.81	$0.49	$0.21

Weighted shares for basic EPS	76,334	74,891	70,494

Diluted earnings (loss) per share:
Income from continuing operations	$1.78	$0.54	$0.29
Loss from discontinued operations	—	(0.06)	(0.08)

Diluted income per share	$1.78	$0.48	$0.21

Weighted shares for diluted EPS	77,578	76,034	71,982

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2006	2005
	(In thousands,
	except par value)

Assets
Current assets
Cash and cash equivalents	$70,208	$126,979
Accounts receivable, trade	47,645	49,146
Inventories	102,350	108,650
Deferred tax asset	32,303	—
Other current assets	10,677	13,381

Total current assets	263,183	298,156
Property, plant and equipment
Land and improvements	25,805	26,467
Buildings and improvements	123,483	104,329
Machinery and equipment	89,037	84,350

	238,325	215,146
Less-accumulated depreciation	125,798	123,973

	112,527	91,173
Goodwill	287,789	154,174
Amortizable intangible assets, net of accumulated amortization	47,675	3,927
Deferred tax asset	71,600	—
Other non-current assets	17,841	19,224

	$800,615	$566,654

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$54,607	$29,115
Accrued warranty obligations	30,423	33,509
Accrued volume rebates	30,891	33,056
Accrued compensation and payroll taxes	13,933	26,757
Accrued self-insurance	29,219	30,968
Other current liabilities	44,130	32,686

Total current liabilities	203,203	186,091
Long-term liabilities
Long-term debt	252,449	201,727
Deferred tax liability	10,600	124
Other long-term liabilities	32,601	31,407

	295,650	233,258
Contingent liabilities (Note 13)
Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 76,450 and 76,045 shares issued and outstanding, respectively	76,450	76,045
Capital in excess of par value	199,597	192,905
Retained earnings (accumulated deficit)	16,445	(121,863)
Accumulated other comprehensive income	9,270	218

Total shareholders’ equity	301,762	147,305

	$800,615	$566,654

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
	(In thousands)

Cash flows from operating activities
Net income	$138,308	$37,805	$17,011
Loss from discontinued operations	16	4,383	6,125
Adjustments to reconcile net income to net cash provided by (used for) continuing operating activities:
Depreciation and amortization	17,943	10,738	10,209
Stock-based compensation	4,563	5,674	2,349
Loss on debt retirement	398	9,857	2,776
Change in deferred taxes	(100,125)	—	—
Mark-to-market (credit) charge for common stock warrant	—	(4,300)	5,500
Fixed asset impairment charges	1,200	—	2,500
Gain on disposal of fixed assets	(4,708)	(1,691)	(555)
Decrease in allowance for tax adjustments	—	—	(12,000)
Increase/decrease
Accounts receivable	28,626	(24,364)	(8,636)
Refundable income taxes	—	—	3,123
Inventories	13,129	(22,984)	(23,016)
Cash collateral deposits	—	6,500	—
Accounts payable	(16,405)	9,326	(10,483)
Accrued liabilities	(24,753)	7,040	684
Other, net	1,682	422	(2,906)

Net cash provided by (used for) continuing operating activities	59,874	38,406	(7,319)

Cash flows from investing activities
Additions to property, plant and equipment	(17,582)	(11,785)	(8,440)
Acquisitions	(153,845)	(41,416)	—
Investments in and advances to unconsolidated affiliates	2	(104)	(208)
Proceeds on disposal of fixed assets	7,564	5,576	3,718

Net cash used for investing activities	(163,861)	(47,729)	(4,930)

Cash flows from financing activities
Payments on short-term debt	—	(8,195)	(29)
Proceeds from Term Loan	78,561	100,000	—
Purchase of Senior Notes	(6,901)	(106,316)	(10,395)
Payments on long-term debt	(29,612)	(687)	(5,940)
Purchase of common stock warrant	—	(4,500)	—
Increase in deferred financing costs	(1,076)	(3,567)	—
Decrease (increase) in restricted cash	698	(184)	7,888
Preferred stock issued, net	—	—	12,000
Common stock issued, net	1,974	2,340	7,777
Dividends paid on preferred stock	—	(293)	(678)

Net cash provided by (used for) financing activities	43,644	(21,402)	10,623

Cash flows from discontinued operations
Net cash provided by (used for) operating activities of discontinued operations	633	(3,247)	(6,072)
Net cash provided by investing activities of discontinued operations	568	30,952	6,722
Net cash used for financing activities of discontinued operations	—	(12,267)	(2,626)

Net cash provided by (used for) discontinued operations	1,201	15,438	(1,976)

Effect of exchange rate changes on cash and cash equivalents	2,371	—	—
Net decrease in cash and cash equivalents	(56,771)	(15,287)	(3,602)
Cash and cash equivalents at beginning of period	126,979	142,266	145,868

Cash and cash equivalents at end of period	$70,208	$126,979	$142,266

Additional cash flow information
Cash paid for interest	$19,394	$20,084	$20,801
Cash paid for income taxes	5,156	2,661	2,356

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
			Capital in	earnings	other		Total
	Common Stock		excess of	(accumulated	comprehensive		comprehensive
	Shares	Amount	par value	deficit)	income	Total	income (loss)
	(In thousands)

Balance at January 3, 2004	65,470	$65,470	$125,386	$(175,450)	$(417)	$14,989	$—
Net income				17,011		17,011	17,011
Preferred stock dividends declared	29	29	230	(936)	—	(677)	—
Stock options and benefit plans	2,127	2,127	5,758	—	—	7,885	—
Amortization of preferred stock issuance costs	—	—	(61)	—	—	(61)	—
Issuance for acquisition deferred purchase price payments	880	880	7,120	—	—	8,000	—
Issuance for purchase and retirement of debt	3,852	3,852	25,944	—	—	29,796	—
Foreign currency translation adjustments	—	—	—	—	357	357	357

Balance at January 1, 2005	72,358	$72,358	$164,377	$(159,375)	$(60)	$77,300	$17,368

Net income	—	—	—	37,805	—	37,805	$37,805
Preferred stock dividends	—	—	—	(293)	—	(293)
Stock options and benefit plans	456	456	9,009	—	—	9,465
Issuance for acquisition deferred purchase price payments	171	171	1,829	—	—	2,000
Preferred stock conversion	3,060	3,060	17,690	—	—	20,750
Foreign currency translation adjustments	—	—	—	—	278	278	278

Balance at December 31, 2005	76,045	$76,045	$192,905	$(121,863)	$218	$147,305	$38,083

Net income	—	—	—	138,308	—	138,308	$138,308
Stock options and benefit plans	405	405	6,692	—	—	7,097	—
Foreign currency translation adjustments, including tax effects	—	—	—	—	9,052	9,052	9,052

Balance at December 30, 2006	76,450	$76,450	$199,597	$16,445	$9,270	$301,762	$147,360

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Champion Enterprises, Inc. and its wholly owned subsidiaries (“Champion” or “the Company”). All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

During 2005, the Company completed the disposal of its traditional retail operations through the sale of its remaining traditional retail sales centers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FAS 144 in Determining Whether to Report Discontinued Operations,” the traditional retail sales centers closed or sold in 2005 and 2004, along with their related administrative offices, are reported as discontinued operations for all periods presented. Continuing retail operations consist of the Company’s ongoing non-traditional California retail operations.

Business

The Company is a leading producer of factory-built housing with operations and markets located throughout the U.S. and in western Canada. The Company is also a leading producer of steel-framed modular buildings in the United Kingdom for use as prisons, military accommodations, hotels and residential units. Additionally, the Company has retail operations that sell factory-built housing in California.

Revenue Recognition

For manufacturing shipments to independent retailers, sales revenue is generally recognized when wholesale floor plan financing or retailer credit approval has been received, the home is shipped and invoiced and title is transferred. As is customary in the factory-built housing industry, the majority of the Company’s manufacturing sales to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of generally up to 18 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to purchase the related floor plan loans or repurchase the homes from the lender. The repurchase price is equal to the lesser of (1) the unpaid balance of the floor plan loans or (2) the original loan amount less any curtailments due, plus certain administrative costs incurred by the lender to repossess the homes, less the cost of any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 13.

Manufacturing sales to independent retailers are not made on a consignment basis; the Company does not provide financing for sales to independent retailers; retailers do not have the right to return homes purchased from the Company; and retailers are responsible to the floor plan lenders for interest costs. Payment for floor-planned sales is generally received five to fifteen business days from the date of invoice.

For retail sales to consumers from Company-owned retail sales centers, sales revenue is recognized when the home has been delivered, set-up and accepted by the consumer, title has been transferred and either funds have been released by the finance company (financed sales transactions) or cash has been received from the homebuyer (cash sales transactions).

The Company’s international segment recognizes revenue for long-term construction contracts under the percentage of completion method using the cost-to-cost basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Charges

Restructuring charges are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Advertising Costs and Delivery Costs and Revenue

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). Total advertising expense was approximately $4.2 million, $3.5 million, and $6.0 million in 2006, 2005 and 2004, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

Cash and Cash Equivalents

Cash and cash equivalents include investments that have original maturities less than 90 days at the time of their purchase. These investments are carried at cost, which approximates market value because of their short maturities.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method for raw materials and the specific identification method for finished goods and other inventory. Manufacturing cost includes cost of materials, labor and manufacturing overhead. Retail inventories of new manufactured homes are valued at manufacturing cost or net purchase price if acquired from unaffiliated third parties.

Property, Plant, and Equipment

Property, plant and equipment (“PP&E”) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements — 3 to 15 years; buildings and improvements — 8 to 33 years; and machinery and equipment — 3 to 15 years. Depreciation expense was $14.0 million, $10.6 million, and $10.2 million in 2006, 2005 and 2004, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.

At December 30, 2006, the Company had 14 idle manufacturing facilities with net book value of $10.7 million of which eight with net book value of approximately $3.3 million were permanent closures. The Company’s idle manufacturing facilities are accounted for as long-lived assets to be held and used due to uncertainty of completing disposals of the facilities within one year. The net book value of idle manufacturing facilities at December 30, 2006 was net of impairment reserves totaling $8.1 million.

Goodwill

The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s remaining goodwill at December 30, 2006 is related to its manufacturing and international segments. As of the end of each fiscal year, the Company evaluates each segment’s fair value versus its carrying value, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the segment’s fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, current industry and economic conditions, historical results and inflation. The Company also uses available market value information to evaluate fair value.

Amortizable Intangible Assets

Amortizable intangible assets consist primarily of fair values assigned to customer relationships, trade names, employee agreements and technology for acquired businesses. Trade names and technologies were valued based upon the royalty-saving method, customer relationships were valued based upon the excess earnings method and employment agreements were valued based upon the income method. Amortization is provided over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the useful lives of the intangible assets, generally five to fifteen years, using the straight-line method. Amortization expense totaled $3.9 million and $0.2 million in 2006 and 2005, respectively.

Unconsolidated Affiliates

The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company’s net investment in its unconsolidated affiliates totaled $2.9 million and $3.0 million at December 30, 2006 and December 31, 2005, respectively. Equity method pretax losses from these companies totaled $0.3 million in 2006, $0.4 million in 2005, and $0.4 million in 2004 and were recorded in SG&A.

Deferred Expenses

Debt issuance costs and deferred financing costs are classified as non-current assets on the balance sheet and amortized over the life of the related debt or credit facility using the straight-line method since minimal or no installment payments are required. Original issue discount related to the Company’s Senior Notes is amortized using the interest method. Upon retirement of any of the related debt, a proportional share of debt issuance costs and original issue discount is written off.

Warranty Obligations

The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of respective purchase. Estimated warranty costs are accrued as cost of sales at the time of sale. The warranty provision and reserves are based on estimates of the amounts necessary to settle existing and future claims on homes sold by the manufacturing segment as of the balance sheet date. Factors used to calculate the warranty obligation are the estimated number of homes still under warranty, including homes in retailer inventories, homes purchased by consumers still within the twelve-month warranty period and the historical average costs incurred to service a home.

Dealer Volume Rebates

The Company’s manufacturing segment sponsors volume rebate programs under which sales to retailers and builder/developers can qualify for cash rebates generally based on the level of sales attained during a twelve-month period. Volume rebates are accrued at the time of sale and are recorded as a reduction of net sales.

Accrued Self-Insurance

The Company is self-insured for a significant portion of its workers’ compensation, general and products liability, auto liability, health and property insurance. Insurance coverage is maintained for catastrophic exposures and those risks required to be insured by law. Estimated self-insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported.

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some or all of the deferred tax asset will not be realized. In 2002, the Company provided a 100% valuation allowance for its deferred tax assets. In 2006, the Company reversed the valuation allowance after determining that realization of the deferred tax assets was more likely than not. This determination was based upon achieving historical profitability and an outlook for ongoing profitability, among other factors.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes recognized under SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest, penalties and disclosure. FIN 48 is effective with the Company’s fiscal year beginning December 31, 2006. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48 in the first quarter of 2007.

Derivative Instruments

The Company generally does not utilize derivative instruments. However, the Company accounted for a common stock warrant for 2.2 million shares as a derivative instrument. The obligation under this warrant was valued at its estimated fair market value. During 2005, the Company purchased and subsequently cancelled the warrant for $4.5 million cash.

Stock-Based Compensation Programs

In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. Under previous practice stock-based employee compensation programs could be accounted for under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and disclosures made for share-based compensation as if accounted for under the provisions of SFAS No. 123. Under the provisions of SFAS No. 123(R), a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. The Company early adopted SFAS No. 123(R) in the fourth quarter of 2005, effective January 2, 2005 using the modified prospective method of transition. The cumulative effect of the accounting change at January 2, 2005 of $0.2 million (income) was included in selling, general and administrative expenses and was insignificant to income from continuing operations, income before income taxes, net income, cash flow from operations and diluted earnings per share for 2005.

Under APB Opinion No. 25, no expense was recorded for stock options with an option price of grant date market value. The effect of expensing stock options under SFAS No. 123(R) in 2005 was less than $0.01 per diluted share. Under APB Opinion No. 25, awards of performance shares and restricted stock were accounted for by valuing unvested shares expected to be earned at current fair market value through the vesting date. Under SFAS No. 123(R) awards of performance shares and restricted stock are accounted for by valuing unvested shares expected to be earned at grant date market value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In previous years, the Company accounted for its stock-based employee compensation programs under APB Opinion No. 25. Additional disclosures and pro forma information required by SFAS No. 123(R) follow. If compensation costs for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates consistent with the requirements of SFAS No. 123®, pro forma net income per share and stock-based compensation expense would have been as indicated below for the year ended January 1, 2005:

2004
(In millions, except
per share amounts)

Net income — as reported	$17.0
Net income — pro forma	16.5
Basic income per share — as reported	0.21
Diluted income per share — as reported	0.21
Basic income per share — pro forma	0.21
Diluted income per share — pro forma	0.20
Stock-based employee compensation expense, net of related tax effects — as reported	2.1
Stock-based employee compensation expense, net of related tax effects — pro forma	$2.6

SFAS No. 123(R) pro forma stock-based compensation costs for 2004 was reduced by the reversal of prior year pro forma stock-based compensation costs totaling $0.3 million for forfeitures of unvested options and awards during the year. In determining the pro forma amounts in accordance with SFAS No. 123(R), the fair value of each stock option grant or award is estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004:

2004

Risk free interest rate	5.1%
Expected life (years)	4.0
Expected volatility	50%
Expected dividend	—

The weighted average per share fair value of stock options granted during 2004 was $4.90 for options granted at market value. No stock options were granted in 2006 or 2005.

Year End

The Company’s fiscal year is a 52 or 53 week period that ends on the Saturday nearest December 31. Fiscal years 2006, 2005 and 2004 were each comprised of 52 weeks.

NOTE 2 — Acquisitions

On July 31, 2006, the Company acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for $30.8 million of cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates two homebuilding facilities in Virginia. This acquisition expanded the Company’s presence in the modular construction industry, particularly in the mid-Atlantic region of the U.S. The results of operations of North American from the acquisition date to December 30, 2006 are included in the Company’s results from continuing operations and in its manufacturing segment.

On April 7, 2006, the Company acquired 100% of the capital stock of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) for $100.3 million in cash plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. The final purchase price will ultimately be determined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based upon the achievement of certain financial benchmarks over the three years and three quarters ending December 2009. The transaction was financed through a combination of debt, via a $78.6 million Sterling-denominated increase in Champion’s credit facility and cash.

Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. The results of operations of Caledonian from the acquisition date to December 30, 2006 are included in the Company’s results from continuing operations and in its international segment.

On March 31, 2006, the Company acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes, for cash consideration of approximately $22.7 million. This acquisition further expanded the Company’s presence in the modular construction industry and increased its manufacturing and distribution in several states previously under-served by Champion in the north central United States. The results of operations of Highland from the acquisition date to December 30, 2006 are included in the Company’s results from continuing operations and in its manufacturing segment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the current purchase price allocations for North American, Caledonian and Highland at their acquisition dates and the initial annual amortization expense and respective amortization periods for amortizable intangible assets:

	North
	American	Caledonian	Highland
	July 31,	April 7,	March 31,
	2006	2006	2006
	(In thousands)

Accounts receivable, trade	$—	$22,728	$1,620
Inventory	1,938	1,830	2,284
Other current assets	45	967	353
Property, plant and equipment	3,553	12,628	4,065
Amortizable intangible assets:
Customer relationships	4,000	15,188	4,200
Trade names	2,300	7,586	2,600
Employee agreements	240	3,579	520
Technology	—	3,596	—
Goodwill	21,785	91,264	10,222
Other non-current assets	75	112	—

Total assets	33,936	159,478	25,864

Short-term debt	—	—	—
Accounts payable	869	35,199	1,907
Accrued volume rebates	—	—	47
Customer deposits	1,954	—	—
Accrued compensation and payroll taxes	141	2,248	356
Accrued warranty obligations	130	—	483
Other current liabilities	40	9,996	337

Current liabilities	3,134	47,443	3,130
Long-term liabilities	—	11,726	—

Net assets of acquired business	$30,802	$100,309	$22,734

Initial annual amortization:
Customer relationships	$571	$1,707	$280
Trade names	154	589	174
Employee agreements	48	804	74
Technology	—	881	—

	$773	$3,981	$528

Expected useful life (in years):
Customer relationships	7	10	15
Trade names	15	15	15
Employee agreements	5	5	7
Technology	—	3-5	—

Goodwill and amortizable intangible assets from the North American, Highland and New Era group acquisitions are attributed to the manufacturing segment. Goodwill and amortizable intangible assets from the Caledonian acquisition are attributed to the international segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable intangible assets as of December 30, 2006 consisted of the following:

2006
(In thousands)

Customer relationships	$26,508
Trade names	16,568
Employee agreements	4,782
Technology	4,042

51,900
Less accumulated amortization	(4,225)

Total amortizable intangible assets, net	$47,675

Future annual amortization of intangible assets as of December 30, 2006, which takes into consideration the companies acquired in 2006 and 2005, is as follows (in thousands):

2007	$5,648
2008	5,648
2009	5,511
2010	5,465
2011	4,318

$26,590

The following table presents unaudited pro forma combined results for 2006 and 2005 as if Champion had acquired the New Era group, Highland, Caledonian and North American at the beginning of the periods presented, instead of their respective acquisition dates of August 8, 2005, March 31, 2006, April 7, 2006 and July 31, 2006:

	Year Ended
	December 30,	December 31,
	2006	2005
	(In thousands, except per share amounts)

Net sales	$1,429,555	$1,547,514
Net income	143,773	48,102
Diluted income per share	$1.85	$0.63

The pro forma results include amortization of amortizable intangible assets acquired and valued in the transactions. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of each of the fiscal periods presented nor are they necessarily indicative of future consolidated results.

NOTE 3 — Discontinued Operations

Discontinued operations consist of the retail operations closed or sold during 2005 and 2004 that were reclassified in 2005 as discontinued operations for the periods presented and the Company’s former consumer finance business which was exited in 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loss from discontinued operations for the years ended December 30, 2006, December 31, 2005 and January 1, 2005 is summarized below:

	2006	2005	2004
	(In thousands)

Income (loss) from retail operations	$5	$(4,334)	$(7,322)
(Loss) income from consumer finance business	(21)	(49)	1,197

Total loss from discontinued operations	$(16)	$(4,383)	$(6,125)

The assets and liabilities of discontinued operations are included in the consolidated balance sheet in other current assets, other non-current assets and other current liabilities and consist of the following:

	December 30,	December 31,
	2006	2005
	(In thousands)

Assets:
Accounts receivable, trade	$—	$36
Inventories	157	1,279
Other current assets	352	521

Current assets of discontinued operations	$509	$1,836

Property and equipment, net	$—	$430
Other non-current assets	1,081	1,796

Non-current assets of discontinued operations	$1,081	$2,226

Liabilities:
Accounts payable	$20	$359
Other current liabilities	2,604	2,920

Current liabilities of discontinued operations	$2,624	$3,279

Loss from discontinued retail operations included operating losses of $2.3 million and $5.2 million in 2005 and 2004, respectively, including restructuring charges totaling $1.7 million in 2004 for closures of sales centers. Loss from discontinued retail operations also included net losses of $2.0 million and $2.1 million for 2005 and 2004, respectively, for sales centers sold or to be sold, including restructuring charges totaling $1.8 million in 2004. In connection with the disposals of retail businesses during 2005 and 2004, intercompany manufacturing profit of $2.4 million and $1.7 million, respectively, was recognized in the consolidated statement of operations as a result of the liquidation of retail inventory, which is not classified as discontinued operations. Retail assets sold in 2005 and 2004 consisted primarily of new home inventory, other inventory and property and equipment. During 2005, the aggregate sale price for the sale of the 42 sales centers and other retail assets was cash of approximately $31.0 million and the buyers’ assumption of certain liabilities totaling approximately $3.5 million. In connection with these sales, the Company paid down $10.9 million of floor plan borrowings. During 2004, nine traditional sales centers and four other sales locations were sold for net cash proceeds of $6.8 million and the buyer’s assumption of liabilities of $0.6 million. During 2005 and 2004, the discontinued retail operations had net sales of approximately $26 million and $136 million, respectively.

The income from the consumer finance business recorded in 2004 primarily resulted from the settlement of contractual obligations that were accrued as part of the loss on discontinuance in 2003.

NOTE 4 — Income Taxes

Pretax income from continuing operations for the fiscal years ended December 30, 2006, December 31, 2005 and January 1, 2005 was taxed under the following jurisdictions:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(In thousands)

Domestic	$32,902	$38,336	$8,982
Foreign	10,211	7,152	4,154

Total pretax income from continuing operations	$43,113	$45,488	$13,136

The income tax provision (benefit) for continuing operations is as follows:

	2006	2005	2004
	(In thousands)

Current:
U.S. Federal	$(800)	$800	$(12,000)
Foreign	5,364	2,200	2,000
State	350	300	—

Total current	4,914	3,300	(10,000)

Deferred:
U.S. Federal	(84,700)	—	—
Foreign	(1,275)	—	—
State	(14,150)	—	—

Total deferred	(100,125)	—	—

Total (benefit) provision	$(95,211)	$3,300	$(10,000)

The income tax provisions (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes and discontinued operations as a result of the following differences:

	2006	2005	2004
	(In thousands)

Continuing operations:
Tax at U.S. Federal statutory tax rate	$15,100	$15,900	$4,600
(Decrease) increase in rate resulting from:
Permanent differences	(1,100)	(1,500)	2,000
Adjustment of deferred tax valuation allowance	(109,500)	(14,200)	(17,600)
Change in allowance for tax adjustments	(500)	—	(12,000)
State tax net operating loss	1,000	2,000	4,500
Nondeductible goodwill impairment	—	—	7,500
Other	(211)	1,100	1,000

Total income tax (benefit) expense	$(95,211)	$3,300	$(10,000)

	2006	2005	2004
	(In thousands)

Discontinued operations:
Tax at U.S. Federal statutory tax rate	$—	$(1,500)	$(2,100)
Increase in rate resulting from:
Adjustment of deferred tax valuation allowance	—	1,500	2,100

Total income tax	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provision in 2006 includes a $101.9 million non-cash tax benefit from the reversal of substantially all of the valuation allowance for deferred tax assets that was established in 2002. This reversal was made as of July 1, 2006, after determining that realization of the deferred tax assets was more likely than not. The reversal was originally reported as $109.7 million but was subsequently reduced effective July 1, 2006, by $7.8 million primarily to eliminate the tax effect of federal net operating loss (“NOL”) carryforwards related to stock option tax deductions. The balance of the 2006 adjustment and all of the 2005 and 2004 adjustments of deferred tax valuation allowance represent the tax effect of changes in NOL carryforwards resulting from U.S. taxable income in the periods presented through July 1, 2006. The 2004 tax benefit included a $12.0 million current federal tax benefit from a reduction in the allowance for tax adjustments as a result of the finalization of certain tax examinations.

The Company has available federal net operating loss carryforwards of approximately $178 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2026. Approximately $20.0 million of the U.S. federal NOL carryforward is due to tax deductions related to stock option exercises, the benefit of which, when realized, will result in an increase to shareholders’ equity — capital in excess of par value. The Company has available state NOL carryforwards of approximately $181 million for tax purposes to offset future state taxable income and which expire primarily 2016 through 2026. At December 30, 2006, a deferred tax asset valuation allowance of $0.9 million has been provided for state NOL carryforwards expected to expire unutilized.

Discontinued operations were taxed domestically. No net tax benefits were recorded for discontinued operations for 2005 and 2004 because the tax benefits of the pretax losses were entirely offset by the deferred tax asset valuation allowance.

Deferred tax assets and liabilities are comprised of the following as of December 30, 2006 and December 31, 2005:

	2006	2005
	(In thousands)

ASSETS
Federal net operating loss carryforwards	$55,300	$46,800
Goodwill	6,500	6,400
Warranty reserves	14,300	15,500
Insurance reserves	16,800	17,600
Fixed asset impairments	4,500	7,800
State net operating loss carryfowards	12,000	11,200
Employee compensation	7,600	5,300
Volume rebates	3,400	3,800
Foreign currency translation adjustments	3,500	—
Inventory reserves	1,300	700
Other	4,803	4,700

Gross deferred tax assets	130,003	119,800

LIABILITIES
Goodwill	32,200	—
Depreciation	2,400	2,400
Prepaid expenses	1,200	1,000
Other	—	400

Gross deferred tax liabilities	35,800	3,800

Valuation allowance	(900)	(116,000)

Net deferred tax assets	$93,303	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not provide U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which totaled approximately $16 million at December 30, 2006. The Company intends to indefinitely reinvest these earnings outside the U.S. It is not practicable to determine the amount of U.S. income tax that could be payable in the event of distribution of these earnings since such amount is dependent on foreign tax credits that may be available to reduce U.S. taxes based on tax laws and circumstances at the time of distribution.

NOTE 5 — Inventories, Long-term Construction Contracts and Other Current Liabilities

A summary of inventories by component at December 30, 2006 and December 31, 2005 is as follows:

	2006	2005
	(In thousands)

New manufactured homes	$27,579	$36,843
Raw materials	35,737	41,525
Work-in-process	14,284	10,621
Other inventory	24,750	19,661

	$102,350	$108,650

Other inventory consists of payments made by the retail segment for park spaces in manufactured housing communities and related improvements.

Included in accounts receivable-trade at December 30, 2006 are uncollected billings of $5.7 million and unbilled revenue of $18.9 million under long-term construction contracts of the Company’s international segment and includes retention amounts totaling $1.7 million. Included in other current liabilities at December 30, 2006 are cash receipts in excess of revenue recognized under these construction contracts of $5.1 million.

Included in other current liabilities at December 30, 2006 and December 31, 2005 are customer deposits of $15.4 million and $9.0 million, respectively.

NOTE 6 — Debt

Long-term debt consisted of the following:

	2006	2005
	(In thousands)

7.625% Senior Notes due 2009	$82,298	$89,273
Term Loan due 2012	71,000	99,750
Sterling Term Loan due 2012	87,623	—
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,266	1,539

Total debt	254,617	202,992
Less: current portion of long-term debt	(2,168)	(1,265)

Long-term debt	$252,449	$201,727

On October 31, 2005, the Company entered into a senior secured credit agreement with various financial institutions. On April 7, 2006, concurrent with the closing of the acquisition of Caledonian, the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with various financial institutions. The Restated Credit Agreement is a senior secured credit facility comprised of a $100 million term loan (“the Term Loan”), a £45 million (approximately $80 million at April 7, 2006) term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of December 30, 2006, letters of credit issued under the facility totaled $56.9 million and there were no borrowings under the revolving line of credit. The Restated Credit Agreement also provides the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling, amended certain restrictive covenants to permit the acquisition of Caledonian and provided increased flexibility for foreign acquisitions generally. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company.

The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.9 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.35% at December 30, 2006) plus 2.5%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (5.25% at December 30, 2006) plus 2.5%. Letter of credit fees are 2.60% annually and revolver borrowings bear interest at either the prime interest rate plus up to 1.5% or LIBOR plus up to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.

The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010 unless, as of February 3, 2009, more than $25 million in aggregate principal amount of the Company’s Senior Notes due 2009 are outstanding, then the maturity date for the four facilities will be February 3, 2009.

The Restated Credit Agreement contains affirmative and negative covenants. Under the Restated Credit Agreement, the Company is required to maintain a maximum Leverage Ratio (as defined) of no more than 3.5 to 1 for the third and fourth fiscal quarters of 2006, 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The Leverage Ratio is the ratio of Total Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Company is also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.0 to 1. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA for the four-quarter period then ended to its Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should the Company generate Excess Cash Flow (as defined). As of December 30, 2006, the Company was in compliance with all covenants. However, as a result of scheduled decreases in the leverage covenant coupled with lower forecasted results due to U.S. housing market conditions, the Company will likely be unable to remain in compliance with the current covenants during 2007. The Company has initiated discussions with the lenders to obtain an amendment to the Restated Credit Agreement. The inability to secure a satisfactory amendment to the Restated Credit Agreement could result in a demand from the lenders to repay all or a portion of the Term Loans and the termination of the letter of credit and revolving line of credit facilities. In the event the Company fails to obtain a satisfactory amendment, the Company would seek to refinance the related indebtedness.

During the fourth quarter of 2006, the Company purchased $7.0 million of its outstanding Senior Notes due 2009 for cash consideration of $6.9 million and made a voluntary repayment of $27.8 million on its Term Loan due 2012, resulting in a pretax loss of $0.4 million from the write-off of related deferred issuance costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Future maturities of long-term debt as of December 30, 2006 are as follows (in thousands):

2007	$2,168
2008	2,125
2009	84,428
2010	2,150
2011	2,108
Thereafter	161,638

$254,617

NOTE 7 — Restructuring Charges

During 2006, the Company closed four homebuilding facilities and recorded a $1.2 million fixed asset impairment charge for one of the closures. Also in 2006 the Company reduced its accrual for closed plant warranty costs by $1.0 million due to favorable experience.

During 2005, the Company accrued additional warranty costs of $2.3 million for plants closed in prior periods due to unfavorable experience. In addition, in 2005 the Company sold its remaining 42 traditional sales centers. The net proceeds for these sales approximated book value of the assets sold, net of related reserves for intercompany profit in inventory.

During 2004, the Company closed 15 retail sales centers and one manufacturing facility and recorded $5.5 million of restructuring charges. These restructuring charges consisted of $2.8 million for the manufacturing segment, $3.5 million in discontinued operations for the retail closures, and $0.8 million of inter-company profit (income) resulting from the disposal of retail inventory that was produced by Champion manufacturing plants. These restructuring actions were substantially completed during the first quarter of 2005.

Manufacturing restructuring charges in 2004 consisted of fixed asset impairment charges totaling $2.5 million, an inventory write down of $0.5 million and severance costs of $0.8 million. Manufacturing severance costs are related to the termination of substantially all the 200 employees at the manufacturing facility closed and include payments required under the Worker Adjustment and Retraining Notification Act made to hourly employees and severance payments to qualifying salaried employees. Manufacturing restructuring charges in 2004 also included a $1.0 million reduction of accrued warranty costs related to prior year closures due to better than expected loss experience.

Retail restructuring charges in 2004 consisted of fixed asset impairment charges totaling $1.4 million, inventory write downs of $1.9 million and severance and lease termination costs totaling $0.2 million. In addition, in 2004 the Company sold nine traditional sales centers and four other sales centers. The net proceeds for these sales approximated book value of the assets sold, net of related reserves for intercompany profit in inventory.

Inventory charges in 2004, net of intercompany profit elimination, and warranty costs were included in cost of sales while asset impairment charges, severance costs, lease termination costs and other closing costs were included in restructuring charges in the consolidated statements of operations. All retail restructuring charges recorded during 2004 are included in net loss from discontinued operations in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding activity for other restructuring reserves during 2006, 2005 and 2004.

	2006	2005	2004
	Prior	Prior	2004	Prior
	Closures	Closures	Closures	Closures
	(In thousands)

Balance at beginning of year	$4,330	$4,421	$—	$8,073
Additions charged (reversals credited) to earnings:
Severance costs	—	(190)	900	(64)
Warranty costs	(1,000)	2,300	—	(1,000)
Lease termination costs	—	—	100	(114)
Other closing costs	—	(16)	—	—
Cash payments:
Severance costs	—	(604)	(106)	(438)
Warranty costs	(1,900)	(1,060)	—	(2,234)
Lease termination costs	(412)	(16)	(84)	(448)
Other closing costs	—	(505)	—	(164)

Balance at end of year	$1,018	$4,330	$810	$3,611

Year end balance comprised of:
Warranty costs	$932	$3,832	$—	$2,592
Other closing costs	86	498	810	1,019

	$1,018	$4,330	$810	$3,611

Severance costs and other closing costs are generally paid within one year of the related closures. Most lease termination costs are paid within one year of the closures but some are paid up to three years after the closures. Warranty costs are expected to be paid over a three-year period after the closures, with the majority occurring in the first year.

NOTE 8 — Goodwill

The Company tests for impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates the manufacturing and international segments’ fair value versus their carrying value annually as of the end of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The provisions of SFAS No. 142 require that a two-step evaluation be performed to assess goodwill and for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded.

When estimating fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, number of homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. The Company also uses available market value information to evaluate fair value. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future. Past evaluations of goodwill

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have resulted in significant retail impairment charges. The change in the carrying amount of goodwill for the fiscal years ended December 30, 2006 and December 31, 2005 is as follows:

Total
(In thousands)

Balance at January 1, 2005	$126,591
New Era acquisition	27,554
Foreign currency translation changes	29

Balance at December 31, 2005	154,174
New Era acquisition	(950)
North American acquisition	21,785
Calsafe acquisition	91,264
Highland acquisition	10,222
Foreign currency translation changes	11,294

Balance at December 30, 2006	$287,789

During the fourth quarter of 2006, the Company performed its annual test for goodwill impairment and concluded no impairment of the carrying value of goodwill existed at December 30, 2006.

NOTE 9 — Redeemable Convertible Preferred Stock

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

The Company recorded mark-to-market adjustments for the change in estimated fair value of the warrant of a credit of $4.3 million in 2005 and a charge of $5.5 million for 2004.

NOTE 10 — Earnings per Share

The Company’s potentially dilutive securities consist of outstanding stock options and awards, deferred purchase price obligations, convertible preferred stock and common stock warrants. Convertible preferred stock and common stock warrants were not considered in determining the denominator for diluted earnings per share

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“EPS”) in any period presented because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	2006	2005	2004
	(In thousands)

Numerator
Net income	$138,308	$37,805	$17,011
Plus loss from discontinued operations	16	4,383	6,125
Less preferred stock dividends	—	(293)	(936)
Less amount allocated to participating securities holders	—	(1,025)	(1,413)

Income from continuing operations available to common shareholders for basic and diluted EPS	138,324	40,870	20,787

Loss from discontinued operations	(16)	(4,383)	(6,125)

Loss from discontinued operations available to common shareholders for basic and diluted EPS	(16)	(4,383)	(6,125)

Income available to common shareholders for basic and diluted EPS	$138,308	$36,487	$14,662

Denominator
Shares for basic EPS — weighted average shares outstanding	76,334	74,891	70,494
Plus effect of dilutive securities:
Deferred purchase price obligation	—	—	530
Stock options and awards	1,244	1,143	958

Shares for diluted EPS	77,578	76,034	71,982

Earnings per share calculations for 2005 and 2004 include an allocation of income to participating securities pursuant to the provisions of EITF 03-6, “Participating Securities and the Two — Class Method under FASB Statement No. 128.” The Company’s participating securities during 2005 and 2004 consisted of its convertible preferred stock and its common stock warrant. As a result of the repurchase and cancellation of the warrant and the conversion of all convertible preferred stock in April 2005, the Company’s participating securities have been eliminated for future periods.

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

In January 2005, the Company paid the final $2 million installment of a deferred purchase price obligation by issuing 171,000 shares of common stock.

NOTE 12 — Fair Value of Financial Instruments

The Company estimates the fair value of its financial instruments in accordance with SFAS No. 107, “Disclosure About Fair Value of Financial Instruments.” Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. The estimated fair values of all financial instruments approximate book values due to the instruments’ short term maturities, except for the Company’s Senior Notes and Term Loans which were valued based upon trading activity and management’s estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The book value and estimated fair value of the Company’s financial instruments are as follows:

	December 30,		December 31,
	2006		2005
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Cash and cash equivalents	$70,208	$70,208	$126,979	$126,979
Restricted cash	15	15	713	713
Term Loan due 2012	71,000	70,290	99,750	99,750
Sterling Term Loan due 2012	87,623	86,390	—	—
Senior Notes due 2009	82,298	81,064	89,273	89,496
Other long-term debt	13,696	13,696	13,704	13,704

The Company borrowed £45 million in the U.S. to finance a portion of the Caledonian purchase price totaling approximately £62 million. This Sterling denominated borrowing was designated as an economic hedge of the Company’s net investment in the UK. Therefore a significant portion of foreign exchange risk related to the Caledonian investment in the UK is eliminated. During 2006, the Company recorded an accumulated translation loss of $9.0 million ($5.5 million, net of tax) in other comprehensive income for this hedging arrangement

NOTE 13 — Contingent Liabilities

As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at December 30, 2006 was estimated to be approximately $250 million, without reduction for the resale value of the homes. Losses under repurchase obligations are determined by the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates which will not be paid. Losses incurred on homes repurchased totaled $0.1 million in 2006, $0.3 million in 2005 and $0.3 million in 2004.

The Company lowered its wholesale repurchase reserves by $1.2 million in 2006 and $1.0 million in both 2005 and 2004 as a result of reduced repurchases during the years and improved financial condition of its largest retailers.

At December 30, 2006 the Company was contingently obligated for approximately $56.9 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $19.2 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.

At December 30, 2006 certain of the Company’s subsidiaries were guarantors of $2.9 million of debt of unconsolidated affiliates, none of which was reflected in the consolidated balance sheet. These guarantees are joint and several and are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — Retirement Plans

The Company and certain of its subsidiaries sponsor defined contribution retirement and savings plans covering most employees. Full time employees of participating companies are eligible to participate in a plan after completing three months of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees’ contributions. Company contributions vest when made for employees with at least one full year of service. Company contributions made on behalf of employees with less than one full year of service vest on the employee’s first anniversary. Amounts expensed under these plans were $3.7 million in 2006, $3.2 million in 2005 and $3.1 million in 2004.

NOTE 15 — Stock Option and Stock-Based Incentive Plans

The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees, directors and others. Stock options were granted below, at, or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions.

The following table summarizes the changes in outstanding stock options during the last three years:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)

Outstanding at January 3, 2004	5,405	$7.72
Granted	100	9.73
Exercised	(1,959)	4.09	$12,622
Forfeited or expired	(457)	11.62

Outstanding at January 1, 2005	3,089	9.52
Exercised	(447)	5.43	3,218
Forfeited or expired	(379)	15.30

Outstanding at December 31, 2005	2,263	9.35
Exercised	(375)	5.26	3,807
Forfeited or expired	(156)	13.76

Outstanding at December 30, 2006	1,732	$9.84

The weighted average fair value of the stock options granted in 2004 was $4.90. The total fair value of stock options that vested during the three years was $0.6 million in 2006, $1.5 million in 2005 and $2.4 million in 2004. Cash in the amount of $2.0 million was received from the exercise of stock options in 2006. No tax benefit was realized from these stock option exercises due to the Company’s NOL carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options outstanding at December 30, 2006:

	Options Outstanding			Options vested and exercisable
		Weighted	Average		Weighted	Average
		average	exercise		average	exercise
Range of	Number of	life (years)	price per	Number of	life (years)	price per
Exercise Prices	shares	remaining	share	shares	remaining	share
	(In thousands)			(In thousands)

$ 2.48 - $ 5.00	600	1.5	$2.69	600	1.5	$2.69
$ 5.01 - $10.00	415	3.4	8.62	381	3.5	8.52
$10.01 - $15.00	288	0.9	10.74	288	0.9	10.74
$15.01 - $26.81	429	1.1	20.43	429	1.1	20.43

	1,732	1.7	$9.84	1,698	1.7	$9.84

As of December 31, 2005, exercisable shares totaled 2,099,000 with a weighted average exercise price of $9.73 per share. As of January 1, 2005, exercisable shares totaled 2,453,000 with a weighted average exercise price of $10.30 per share. The aggregate intrinsic value (excess of market value at December 30, 2006 over the option exercise price) of all stock options outstanding and in-the-money vested stock options at December 30, 2006, was $4.3 million.

As of December 30, 2006, there were 1,252,165 performance awards, 96,000 restricted stock, 61,665 time based awards and 58,570 other stock awards outstanding. The performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and certain three-year performance targets are met for 2004 through 2006, 2005 through 2007 and 2006 through 2008. The restricted stock awards were issued in 2004 and vest 20% per year over 5 years subject to continued employment with the Company. The time based award was granted on August 1, 2004 and vests on August 1, 2007 subject to continued employment with the Company through that date. The other stock awards represent awards issued to Directors that vest over 12 months from the date of the last Shareholder’s meeting.

The following table summarizes the changes in outstanding performance awards, restricted stock and other stock awards during the last three years:

		Weighted	Performance	Total fair
	Number	average grant	awards earned	value of
	of shares	date fair value	not vested	vested shares
	(In thousands)		(In thousands)	(In thousands)

Outstanding at January 3, 2004	448		—
Granted	625	$10.67
Vested and issued	(34)			$292
Forfeited	(121)

Outstanding at January 1, 2005	918		164
Granted	633	11.64
Vested and issued	(96)			1,249
Forfeited	(348)

Outstanding at December 31, 2005	1,107		515
Granted	607	13.28
Vested and issued	(108)			1,284
Forfeited	(138)

Outstanding at December 30, 2006	1,468		813

For the years ended December 30, 2006, December 31, 2005 and January 1, 2005, stock based compensation expense totaled $4.6 million, $5.7 million and $2.3 million, respectively. As of December 30, 2006, compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs relating to non-vested awards not yet recognized totaled $7.6 million. The weighted average period over which this compensation cost is expected to be recognized is 18 months. There were 3.7 million, 4.3 million and 0.4 million shares reserved for stock-based compensation grants and awards at December 30, 2006, December 31, 2005 and January 1, 2005, respectively.

NOTE 16 — Segment Information

The Company currently operates principally in three segments: (1) manufacturing, (2) international and (3) retail. The manufacturing segment consists of the Company’s North American manufacturing operations that produce factory-built housing in the U.S. and western Canada. For each of the last three years, total sales of the Canadian operations have been no more than 6% of both consolidated sales and manufacturing segment sales. The international segment consists of the Company’s operations in the United Kingdom that produces steel-framed modular buildings for prisons, military accommodations, hotels and residential units. The retail segment consists of the Company’s retail operations that sell factory-built housing to homebuyers with sales centers located throughout California. The 66 traditional retail sales centers closed or sold in 2005 and 2004 along with their related administrative offices are reported as discontinued operations for all periods presented.

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

The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them primarily based on income before interest, income taxes, amortization of intangible assets and general corporate expenses (“segment income”).

Reconciliations of segment sales to consolidated net sales, segment income to consolidated income from continuing operations before income taxes, segment depreciation expense to consolidated depreciation expense and segment capital expenditures to consolidated capital expenditures in 2006, 2005 and 2004, and segment assets to consolidated total assets as of December 30, 2006, December 31, 2005 and January 1, 2005 follow:

	2006	2005	2004
	(In thousands)

Net sales:
Manufacturing segment	$1,195,834	$1,190,819	$1,002,164
International segment	90,717	—	—
Retail segment	117,397	135,371	110,024
Less: intercompany	(39,300)	(53,600)	(97,900)

Consolidated net sales	$1,364,648	$1,272,590	$1,014,288

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
	(In thousands)

Income from continuing operations before income taxes:
Manufacturing segment income	$81,600	$90,286	$59,731
International segment income	5,634	—	—
Retail segment income	7,636	8,167	5,506
General corporate expenses	(32,472)	(35,522)	(27,706)
Amortization of intangible assets	(3,941)	—	—
Mark-to-market credit (charge) for common stock warrant	—	4,300	(5,500)
Loss on debt retirement	(398)	(9,857)	(2,776)
Interest expense, net	(14,446)	(13,986)	(17,219)
Intercompany (loss) profit elimination	(500)	2,100	1,100

Consolidated income from continuing operations before income taxes	$43,113	$45,488	$13,136

Total Assets:
Manufacturing segment	$483,386	$375,925	$275,368
International segment	179,255	—	—
Retail segment	42,970	39,544	33,356
Corporate and developments	96,373	149,694	170,079
Discontinued operations	1,590	4,062	43,210
Intercompany elimination	(2,959)	(2,571)	(4,971)

Consolidated total assets	$800,615	$566,654	$517,042

Depreciation expense:
Manufacturing segment	$12,419	$9,876	$9,453
International segment	911	—	—
Retail segment	97	155	165
Corporate and developments	571	554	583
Discontinued operations	7	278	1,194

Consolidated depreciation expense	$14,005	$10,863	$11,395

Capital expenditures:
Manufacturing segment	$16,096	$10,735	$7,187
International segment	825	—	—
Retail segment	57	97	495
Corporate and developments	604	953	758
Discontinued operations	—	80	232

Consolidated capital expenditures	$17,582	$11,865	$8,672

All cash balances and refundable income tax balances are classified as corporate assets. Restricted cash balances of $0.7 million and $0.5 million at December 31, 2005 and January 1, 2005, respectively, are classified as corporate assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information regarding long-lived assets at December 30, 2006, December 31, 2005 and January 1 2005, is as follows:

	2006	2005	2004
	(In thousands)

Long-lived assets
United States	$296,833	$245,915	$204,475
United Kingdom	147,575	—	—
Canada	3,583	3,359	3,073

Consolidated long-lived assets	$447,991	$249,274	$207,548

NOTE 17 — Leases

The Company’s retail sales locations, four of its manufacturing facilities, certain of its other facilities and certain manufacturing equipment are leased under operating leases with terms that generally range from monthly to five years. Rent expense was $6.1 million, $4.4 million and $6.0 million at December 30, 2006, December 31, 2005 and January 1, 2005, respectively. Some of the real property leases have renewal options or escalation clauses.

Future minimum lease payments under operating leases at December 30, 2006 are as follows:

(In thousands)

2007	$4,792
2008	2,625
2009	2,355
2010	2,022
2011	1,797
Thereafter	7,222

$20,813

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — Accrued Product Warranty Obligations

The following table summarizes the changes in accrued product warranty obligations during the last three years. A portion of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet.

Accrued
Warranty
Obligation
(In thousands)

Reserves at January 3, 2004	$47,058
Warranty expense provided	46,822
Reserve adjustment for closed plants	(1,000)
Cash warranty payments	(52,829)

Reserves at January 1, 2005	40,051
Warranty expense provided	47,855
Warranty reserves from acquisition	1,783
Reserve adjustment for closed plants	2,300
Cash warranty payments	(51,980)

Reserves at December 31, 2005	40,009
Warranty expense provided	50,257
Warranty reserves from acquisitions	513
Reserve adjustment for closed plants	(1,000)
Cash warranty payments	(52,856)

Reserves at December 30, 2006	$36,923

NOTE 19 — Non-Cash Transactions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 —	Quarterly Financial Information (Unaudited)

	2006
		(Restated*)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share amounts)

Net sales:
Manufacturing net sales	$331,651	$319,943	$293,417	$250,823	$1,195,834
International net sales	—	27,131	30,946	32,640	90,717
Retail net sales	27,278	35,043	31,391	23,685	117,397
Less: intercompany	(12,400)	(11,400)	(9,300)	(6,200)	(39,300)

Total net sales	346,529	370,717	346,454	300,948	1,364,648
Cost of Sales	292,236	313,878	289,563	251,355	1,147,032

Gross margin	54,293	56,839	56,891	49,593	217,616
Selling, general and administrative expenses	37,231	40,027	38,738	38,522	154,518
Restructuring charges	—	—	1,200	—	1,200
Amortization of intangible assets	92	1,299	1,122	1,428	3,941
Loss on debt retirement	—	—	—	398	398

Operating income	16,970	15,513	15,831	9,245	57,559
Interest expense, net	2,070	4,011	4,214	4,151	14,446

Income from continuing operations before income taxes	14,900	11,502	11,617	5,094	43,113
Income tax expense (benefit)	1,200	(100,503)	2,589	1,503	(95,211)

Income from continuing operations	13,700	112,005	9,028	3,591	138,324
Income (loss) from discontinued operations	(53)	77	(13)	(27)	(16)

Net income	$13,647	$112,082	$9,015	$3,564	$138,308

Basic income per share:
Income from continuing operations	$0.18	$1.47	$0.12	$0.05	$1.81
Loss from discontinued operations	—	—	—	—	—

Basic income per share	$0.18	$1.47	$0.12	$0.05	$1.81

Diluted income per share:
Income from continuing operations	$0.18	$1.44	$0.12	$0.05	$1.78
Loss from discontinued operations	—	—	—	—	—

Diluted income per share:	$0.18	$1.44	$0.12	$0.05	$1.78

Manufacturing segment income	$25,966	$21,039	$19,553	$15,042	$81,600
International segment income	—	1,199	1,959	2,476	5,634
Retail segment income	1,513	2,379	2,425	1,319	7,636
General corporate expenses	(9,617)	(7,605)	(7,184)	(8,066)	(32,472)
Manufacturing segment homes and units sold	6,079	5,692	5,136	4,219	21,126
Retail segment new homes sold	143	185	167	134	629
Manufacturing segment multi-section mix	75%	83%	82%	82%	80%
Manufacturing segment facilities at period end	33	32	31	30	30
Retail sales centers at period end	21	21	19	16	16

*	In the second quarter of 2006 the Company reversed its valuation allowance for deferred tax assets. The reversal, as originally reported, resulted in a non-cash tax benefit of $109.7 million but was subsequently reduced effective July 1, 2006, by $7.8 million ($0.10 per share) primarily to eliminate the tax effect of net operating loss carryforwards related to tax deductions for stock option exercises, the benefit of which, when recognized will result in an increase to shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	(Restated**)	(Restated**)	(Restated**)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share amounts)

Net sales:
Manufacturing net sales	$238,738	$291,595	$310,239	$350,247	$1,190,819
Retail net sales	25,137	38,805	36,789	34,640	135,371
Less: intercompany	(19,600)	(13,300)	(11,300)	(9,400)	(53,600)

Total net sales	244,275	317,100	335,728	375,487	1,272,590
Cost of Sales	207,011	261,527	277,819	309,392	1,055,749

Gross margin	37,264	55,573	57,909	66,095	216,841
Selling, general and administrative expenses	31,747	36,655	36,995	46,413	151,810
Mark-to-market credit for common stock warrant	(3,800)	(500)	—	—	(4,300)
Loss on debt retirement	—	901	—	8,956	9,857

Operating income	9,317	18,517	20,914	10,726	59,474
Interest expense, net	3,808	3,699	3,360	3,119	13,986

Income from continuing operations before income taxes	5,509	14,818	17,554	7,607	45,488
Income tax expense	300	600	950	1,450	3,300

Income from continuing operations	5,209	14,218	16,604	6,157	42,188
Loss from discontinued operations	(2,558)	(751)	(900)	(174)	(4,383)

Net income	$2,651	$13,467	$15,704	$5,983	$37,805

Basic income (loss) per share:
Income from continuing operations	$0.06	$0.19	$0.22	$0.08	$0.55
Loss from discontinued operations	(0.03)	(0.01)	(0.01)	—	(0.06)

Basic income per share	$0.03	$0.18	$0.21	$0.08	$0.49

Diluted income (loss) per share:
Income from continuing operations	$0.06	$0.18	$0.21	$0.08	$0.54
Loss from discontinued operations	(0.03)	(0.01)	(0.01)	—	(0.06)

Diluted income per share:	$0.03	$0.17	$0.20	$0.08	$0.48

Manufacturing segment income	$11,194	$24,803	$27,318	$26,971	$90,286
Retail segment income	1,267	2,601	2,184	2,115	8,167
General corporate expenses	(8,144)	(8,887)	(8,787)	(9,704)	(35,522)
Manufacturing segment homes and units sold	4,990	5,975	6,077	6,918	23,960
Retail segment new homes sold	150	217	193	188	748
Manufacturing segment multi-section mix	87%	84%	85%	65%	79%
Manufacturing segment facilities at period end	29	29	31	32	32
Retail sales centers at period end	18	19	20	20	20

**	First, second and third quarters of 2005 were restated in the fourth quarter of 2005 to reflect the adoption of SFAS No. 123(R), “Share Based Payment”, effective January 2, 2005, by increasing (decreasing) selling, general and administrative expenses by $0.1 million, $0.0 million and ($1.4) million, respectively.

In 2005, retail locations sold or closed in 2004 or 2005 were reclassified as discontinued operations.

CHAMPION ENTERPRISES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Balance at January 3, 2004	$137,200
Net change in deferred tax assets	(11,400)

Balance at January 1, 2005	$125,800
Net change in deferred tax assets	(9,800)

Balance at December 31, 2005	$116,000
Net change in deferred tax assets	(13,200)
Reversal of valuation allowance	(101,900)

Balance at December 30, 2006	$900