Form 10-Q
period 2007-03-31
CHAMPION ENTERPRISES INC
filed 2007-04-30
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended March 31, 2007
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
     76,758,642 shares of the registrant’s $1.00 par value Common Stock were outstanding as of April 26, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited
	Three Months Ended
	March 31,	April 1,
	2007	2006
Net sales	$259,797	$346,529

Cost of sales	227,784	292,236

Gross margin	32,013	54,293

Selling, general and administrative expenses	36,900	37,231
Amortization of intangible assets	1,402	92

Operating (loss) income	(6,289)	16,970

Interest income	838	1,541
Interest expense	(4,878)	(3,611)

(Loss) income from continuing operations before income taxes	(10,329)	14,900

Income tax (benefit) expense	(3,090)	1,200

(Loss) income from continuing operations	(7,239)	13,700

Loss from discontinued operations, net of taxes	(7)	(53)

Net (loss) income	$(7,246)	$13,647

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.09)	$0.18
Loss from discontinued operations	—	—

Basic (loss) income per share	$(0.09)	$0.18

Weighted shares for basic EPS	76,557	76,081

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.09)	$0.18
Loss from discontinued operations	—	—

Diluted (loss) income per share	$(0.09)	$0.18

Weighted shares for diluted EPS	76,557	77,300

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	March 31,	December 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$76,571	$70,208
Accounts receivable, trade	58,099	47,645
Inventories	93,046	102,350
Deferred tax asset	32,126	32,303
Other current assets	9,834	10,677

Total current assets	269,676	263,183

Property, plant and equipment:
Land and improvements	25,554	25,805
Buildings and improvements	123,239	123,483
Machinery and equipment	88,718	89,037

	237,511	238,325
Less-accumulated depreciation	126,913	125,798

	110,598	112,527

Goodwill	287,734	287,789
Amortizable intangible assets, net of accumulated amortization	46,278	47,675
Deferred tax asset	76,235	71,600
Other non-current assets	17,245	17,841

	$807,766	$800,615

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$72,784	$54,607
Accrued warranty obligations	29,859	30,423
Accrued volume rebates	22,627	30,891
Accrued compensation and payroll taxes	14,121	13,933
Accrued self-insurance	29,700	29,219
Other current liabilities	48,484	44,130

Total current liabilities	217,575	203,203

Long-term liabilities
Long-term debt	251,956	252,449
Deferred tax liability	10,327	10,600
Other long-term liabilities	32,562	32,601

	294,845	295,650

Contingent liabilities (Note 7)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 76,699 and 76,450 shares issued and outstanding, respectively	76,699	76,450
Capital in excess of par value	199,929	199,597
Retained earnings	9,199	16,445
Accumulated other comprehensive income	9,519	9,270

Total shareholders’ equity	295,346	301,762

	$807,766	$800,615

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Three Months Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities
Net (loss) income	$(7,246)	$13,647
Loss from discontinued operations	7	53

Adjustments to reconcile net (loss) income to net cash provided by continuing operating activities:

Depreciation and amortization	5,027	3,231
Stock-based compensation	819	1,817
Change in deferred taxes	(4,235)	—
Fixed asset impairment charges	200	—
Gain on disposal of fixed assets	(800)	(3,986)
Increase/decrease:
Accounts receivable	(10,427)	5,486
Inventories	9,344	3,635
Accounts payable	18,032	9,865
Accrued liabilities	(5,902)	(10,491)
Other, net	2,083	3,375

Net cash provided by continuing operating activities	6,902	26,632

Cash flows from investing activities
Additions to property, plant and equipment	(1,878)	(4,511)
Acquisitions	—	(22,828)
Proceeds on disposal of fixed assets	818	4,620

Net cash used for investing activities	(1,060)	(22,719)

Cash flows from financing activities
Payments on long-term debt	(493)	(301)
Increase in deferred financing costs	—	(15)
Decrease in restricted cash	15	388
Common stock issued, net	464	622

Net cash (used for) provided by financing activities	(14)	694

Cash provided by discontinued operations	219	550

Effect of exchange rate changes on cash and cash equivalents	316	—

Net increase in cash and cash equivalents	6,363	5,157
Cash and cash equivalents at beginning of period	70,208	126,979

Cash and cash equivalents at end of period	$76,571	$132,136

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statement of Shareholders’ Equity
Unaudited Three Months Ended March 31, 2007
(In thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Retained	comprehensive
	Shares	Amount	par value	earnings	income	Total

Balance at December 30, 2006	76,450	$76,450	$199,597	$16,445	$9,270	$301,762

Net loss	—	—	—	(7,246)	—	(7,246)
Stock compensation plans	249	249	332	—	—	581
Foreign currency translation adjustments	—	—	—	—	249	249

Balance at March 31, 2007	76,699	$76,699	$199,929	$9,199	$9,519	$295,346

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — Summary of Significant Accounting Policies
     The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal recurring nature. Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 30, 2006 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
     For a description of significant accounting policies used by Champion Enterprises, Inc. (“Champion” or “the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
     The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 28 manufacturing facilities as of March 31, 2007 that primarily construct factory-built manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of Caledonian Building Systems Limited (“Caledonian”), a manufacturer of steel-framed modular buildings for prisons, military accommodations, hotels and residential units. Caledonian operates four manufacturing facilities in the United Kingdom. The retail segment currently operates 16 retail sales centers that sell manufactured houses to consumers throughout California.
NOTE 2 — Acquisitions
     The Company made three acquisitions during 2006. Results of operations for these acquisitions were not included in the Company’s consolidated results for the quarter ended April 1, 2006 because of the acquisition dates.
     On July 31, 2006, the Company acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $31 million of cash plus assumption of certain operating liabilities. The results of operations of North American are included in the Company’s results from continuing operations and in its manufacturing segment for periods subsequent to its acquisition date.
     On April 7, 2006, the Company acquired 100% of the capital stock of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) for approximately $100 million in cash, plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. The results of operations of Caledonian are included in the Company’s results from continuing operations and in its international segment for periods subsequent to its acquisition date.
     On March 31, 2006, the Company acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”) for cash consideration of approximately $23 million. The results of operations of Highland are included in the Company’s results from continuing operations and in its manufacturing segment for periods subsequent to its acquisition date.
     The following table presents unaudited pro forma combined results as if Champion had acquired Highland, Caledonian and North American on January 1, 2006, instead of the actual acquisition dates of March 31, 2006, April 7, 2006 and July 31, 2006, respectively:

Three Months Ended
April 1,
2006
Unaudited
Net sales (in thousands)	$401,473
Net income (in thousands)	17,199
Diluted income per share	$0.22

     The pro forma results include amortization of amortizable intangible assets acquired and valued in the transactions. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results. For more detail on these acquisitions, please refer to Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
NOTE 3 — Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies accounting for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Under FIN 48, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s best estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The adoption of FIN 48 had no significant impact on the Company’s results of operations or balance sheet for the quarter ended March 31, 2007 and required no adjustment to opening balance sheet accounts as of December 30, 2006.
     The provisions for income tax differ from the amount of income tax determined by applying the applicable U.S. federal statutory income tax rate to (loss) income from continuing operations before income taxes as a result of the following differences:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Continuing operations:
Tax (benefit) expense at U.S. federal statutory tax rate	$(3,600)	$5,200
(Decrease) increase resulting from:
Permanent differences	550	(100)
Adjustment of deferred tax valuation allowance	—	(4,000)
Benefit from settlement of tax uncertainty	(500)	—
State income tax (benefit) expense	100	100
Effect of foreign taxes and other	360	—

Total income tax (benefit) expense	$(3,090)	$1,200

     The primary difference between the effective tax rate for the quarter ended March 31, 2007 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 26.4% to provide income taxes for the quarter. The effective tax rate for the quarter ended March 31, 2007 also included the benefit of $0.5 million from the settlement of a tax uncertainty during the quarter. The annual estimated effective global tax rate was determined after consideration of both the estimated annual pretax results and the related statutory tax rates for the three countries and the various states in which the Company operates. The effective tax rate for the quarter ended April 1, 2006 differs from the 35% U.S. statutory rate primarily due to the deferred tax valuation allowance. Income tax expense in the first quarter of 2006 consisted primarily of foreign (Canadian) income taxes.
     Effective July 1, 2006, the Company reversed its valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal, the Company’s pre-tax results are fully tax effected for financial reporting purposes. As of December 30, 2006, the Company had available U.S. federal net operating loss carryforwards of approximately $178 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2026. As of December 30, 2006, the Company had available state net operating loss carryforwards of approximately $181 million for tax purposes to offset future state taxable income. These carryforwards expire in 2016 through 2026.
     There was no significant income tax expense or benefit related to discontinued operations for the quarters ended March 31, 2007 and April 1, 2006.
     The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2003.

     Included in the balance sheet at March 31, 2007 and December 30, 2006 are tax accruals of approximately $0.7 million and $1.4 million, respectively, for uncertain tax positions, including $0.3 million of accrued interest and penalties. The decrease in these accruals during the quarter was related to the settlement of a tax uncertainty. Recognition of any of these unrecognized tax benefits would affect the Company’s effective tax rate. The Company classifies interest and penalties as a component of income tax expense.
NOTE 4 — Inventories, Long-Term Construction Contracts and Other Current Liabilities
     A summary of inventories by component follows:

	March 31,	December 30,
	2007	2006
	(In thousands)
New manufactured homes	$27,394	$27,579
Raw materials	29,542	35,737
Work-in-process	12,589	14,284
Other inventory	23,521	24,750

	$93,046	$102,350

     Other inventory consists of payments made by the retail segment for park spaces in manufactured housing communities and related improvements.
     Included in accounts receivable-trade at March 31, 2007 and December 30, 2006 are uncollected billings of $11.4 million and $5.7 million, respectively, and unbilled revenue of $21.5 million and $18.9 million, respectively, under long-term construction contracts of the Company’s international segment and includes retention amounts totaling $1.7 million at both dates. Other current liabilities at March 31, 2007 and December 30, 2006 include cash receipts in excess of revenue recognized under these construction contacts of $9.6 million and $5.1 million, respectively.
     Also included in other current liabilities at March 31, 2007 and December 30, 2006 are customer deposits of $13.9 million and $15.4 million, respectively.
NOTE 5 — Product Warranty
     The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the three months ended March 31, 2007 and April 1, 2006. A portion of warranty reserves was classified as other long-term liabilities in the condensed consolidated balance sheets.

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Reserves at beginning of period	$36,923	$40,009
Warranty expense provided	11,265	13,479
Warranty reserves from acquisitions	—	483
Cash warranty payments	(11,829)	(13,572)

Reserves at end of period	$36,359	$40,399

NOTE 6 — Debt
     Long-term debt consisted of the following:

	March 31,	December
	2007	30, 2006
	(In thousands)
7.625% Senior Notes due 2009	$82,298	$82,298
Term Loan due 2012	70,750	71,000
Sterling Term Loan due 2012	87,435	87,623
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,213	1,266

Total debt	254,126	254,617
Less: current portion of long-term debt	(2,170)	(2,168)

Long-term debt	$251,956	$252,449

     The Company entered into a senior secured credit agreement with various financial institutions on October 31, 2005, which was amended and restated on April 7, 2006 (the “Restated Credit Agreement”). The Restated Credit Agreement was originally comprised of a $100 million term loan (the “ Term Loan”), a £45 million term loan denominated in pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of March 31, 2007, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. During the fourth quarter of 2006, the Term Loan was reduced by $27.8 million due to a voluntary repayment. The Restated Credit Agreement also provides the Company the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. dollars or pounds Sterling. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of the Company’s U.S. operating subsidiaries.
     The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.9 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.32% at March 31, 2007) plus 2.5%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (5.46% at March 31, 2007) plus 2.5%. Letter of credit fees are 2.60% annually and revolver borrowings bear interest at either the prime interest rate plus 1.25% to 1.5% or LIBOR plus 2.25% to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
     The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010 unless, as of February 3, 2009, more than $25 million in aggregate principal amount of the Company’s 7.625% Senior Notes due 2009 are outstanding, in which case the maturity date for the four facilities will be February 3, 2009.
     The Restated Credit Agreement contains affirmative and negative covenants. During the first quarter of 2007, the Company entered into a First Amendment to the Restated Credit Agreement (the “First Amendment”). Prior to the First Amendment, the Company was required to maintain a maximum Leverage Ratio (as defined) of no more than 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The First Amendment modified certain financial covenants set forth in the Restated Credit Agreement, including increasing the maximum Leverage Ratio for the first fiscal quarter of 2007 to 5.00 to 1. The Leverage Ratio is the ratio of Total Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Company was also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.00 to 1, except for the first fiscal quarter of 2007, which was modified to 2.25 to 1 in the First Amendment. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA for the four-quarter period then ended to its Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should the Company generate Excess Cash Flow (as defined).
     As of March 31, 2007, the Company was in compliance with all Restated Credit Agreement covenants as amended. However, the Company will likely be unable to maintain compliance with the covenants during the remainder of 2007. The Company is currently evaluating whether to seek another amendment to the Restated Credit Agreement to provide more flexible covenants for a longer period of time or to seek to refinance all or a portion of its current indebtedness.
     The Senior Notes due 2009 are secured equally and ratably with obligations under the Restated Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants, which, among other things, limit the Company’s ability to incur additional indebtedness and incur liens on assets.

NOTE 7 — Contingent Liabilities
     As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at March 31, 2007, was estimated to be approximately $235 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates that will not be paid. Losses incurred on homes repurchased totaled less than $0.1 million for the three months ended March 31, 2007 and April 1, 2006.
     At March 31, 2007 the Company was contingently obligated for approximately $55.7 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $19.3 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the condensed consolidated balance sheet.
     At March 31, 2007, certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.8 million of debt of unconsolidated affiliates, none of which was reflected in the condensed consolidated balance sheet. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.
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
NOTE 8 — Earnings Per Share, Stock Options and Stock-Based Incentive Plans
     During the three months ended March 31, 2007 and April 1, 2006, the Company’s potentially dilutive securities consisted of outstanding stock options and awards totaling 815,000 shares and 1,219,000 shares, respectively. Potentially dilutive securities were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007, as the effect would have been anti-dilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Numerator:
Net (loss) income	$(7,246)	$13,647
Plus loss from discontinued operations	7	53

(Loss) income from continuing operations available to common shareholders for basic and diluted EPS	(7,239)	13,700
Loss from discontinued operations available to common shareholders for basic and diluted EPS	(7)	(53)

(Loss) income available to common shareholders for basic and diluted EPS	$(7,246)	$13,647

Denominator:
Shares for basic EPS—weighted average shares outstanding	76,557	76,081

Plus dilutive securities:
Stock options and awards	—	1,219

Shares for diluted EPS	76,557	77,300

     The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees, directors and others. Stock options were granted below, at, or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions. Awards of performance shares and restricted stock are accounted for by valuing shares expected to vest at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation cost totaled $0.8 million and $1.8 million for the three months ended March 31, 2007 and April 1, 2006, respectively, and is included in general and administrative expenses.
     The following table summarizes the changes in outstanding stock options for the three months ended March 31, 2007:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)
Outstanding at December 30, 2006	1,732	$9.84
Exercised	(163)	2.85	$976
Forfeited	(98)	17.18
Expired	(28)	17.18

Outstanding at March 31, 2007	1,443	9.99

     Cash in the amount of $0.5 million was received from the exercise of stock options during the quarter ended March 31, 2007. No tax benefits were recognized in the financial statements from these stock option exercises due to the Company’s net operating loss carryforwards.
     As of March 31, 2007, there were 1,450,665 performance awards, 69,000 restricted stock awards, 61,665 time based awards and 65,950 other stock awards outstanding. The performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and certain three-year performance targets are met for 2005 through 2007, 2006 through 2008 and 2007 through 2009. During the first quarter of 2007, 200,286 common shares vested, of which 135,231 shares were issued, net of taxes, relating to performance shares with three-year targets for 2004 through 2006. In addition, during the first quarter of 2007 a total of 540,000 performance shares were granted for the 2007 through 2009 three-year program.
NOTE 9 — Segment Information
     The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them primarily based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated (loss) income from continuing operations before income taxes is as follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Net sales:
Manufacturing segment	$199,296	$331,651
International segment	46,531	—
Retail segment	18,070	27,278
Less: intercompany	(4,100)	(12,400)

Consolidated net sales	$259,797	$346,529

Income from continuing operations before income taxes:
Manufacturing segment income	$96	$25,966
International segment income	3,124	—
Retail segment income	872	1,513
General corporate expenses	(9,279)	(9,617)
Amortization of intangible assets	(1,402)	(92)
Interest expense, net	(4,040)	(2,070)
Intercompany profit (loss) eliminations	300	(800)

Consolidated (loss) income from continuing operations before income taxes	$(10,329)	$14,900

NOTE 10 — Discontinued Operations
     Discontinued operations consist of traditional retail sales centers that were closed or sold prior to 2006 and the Company’s former consumer finance business, which was exited in 2003. Discontinued operations had no significant activity for the three months ended March 31, 2007 and April 1, 2006. As of March 31, 2007 and December 30, 2006, the assets and liabilities of discontinued operations consisted of inventory and other current assets totaling $0.5 million that were included in other current assets; other non-current assets totaling $0.8 million and $1.1 million, respectively, that were included in other non-current assets; and other current liabilities totaling $2.5 million and $2.6 million, respectively, that were included in other current liabilities.
NOTE 11 — Restructuring Charges
     Restructuring charges totaling $1.3 million in the quarter ended March 31, 2007 were incurred in connection with the closure of a manufacturing plant in Pennsylvania and consisted of severance costs totaling $0.9 million, a fixed asset impairment charge of $0.2 million and an inventory write-down of $0.2 million. Severance costs are related to the termination of substantially all 160 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act.
     The following table provides information regarding current year activity for restructuring reserves established in previous and current periods relating to closures of manufacturing plants and retail sales centers.

Three Months Ended
March 31,
2007
(In thousands)
Balance at beginning of year	$1,018

Additions:
Severance	873

Cash payments:
Warranty	(276)
Severance and other costs	(205)

Reversals—other costs	(86)

Balance March 31, 2007	$1,324

Period end balance comprised of:
Warranty costs	$656
Severance and other costs	668

$1,324

     The majority of warranty costs are expected to be paid over a three-year period after the related closures. Other costs are generally paid within one year of the related closures, though certain lease payments at abandoned retail locations are paid up to three years after the closures.
NOTE 12 — Total Comprehensive (Loss) Income
     Total comprehensive (loss) income for the three months ended March 31, 2007 and April 1, 2006 consists of the following:

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Net (loss) income	$(7,246)	$13,647
Other comprehensive income
Foreign currency translation adjustments	249	—

Total comprehensive (loss) income	$(6,997)	$13,647

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three Months Ended March 31, 2007
versus the Three Months Ended April 1, 2006
Overview
     We are a leading producer of factory-built housing in the United States. We are also a leading producer in the United Kingdom of steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. As of March 31, 2007, our North American manufacturing segment (the “manufacturing segment”) consisted of 28 homebuilding facilities in 16 states and two provinces in western Canada. As of March 31, 2007, our homes were sold through more than 3,000 independent sales centers, builders and developers across the U.S. and western Canada and through our retail segment that operates 16 sales offices in California.
     We made three acquisitions during 2006. Results of operations for these acquisitions were not included in the Company’s consolidated results for the quarter ended April 1, 2006 because of the acquisition dates.
     On April 7, 2006, we acquired 100% of the capital stock of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) for approximately $100 million in cash, plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. Our international manufacturing segment (the “international segment”) currently consists of four manufacturing facilities that Caledonian operates in the United Kingdom.
     On July 31, 2006 we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $31 million of cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates two plants in Virginia.
     On March 31, 2006, we acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes, for cash consideration of approximately $23 million. Highland is a manufactured and modular homebuilder that operates one plant in Minnesota.
     During the quarter ended March 31, 2007, our U.S. operations continued to be negatively affected by the difficult housing market conditions in the U.S. In addition, weather conditions in many parts of the country negatively impacted the sales of homes in the first quarter of 2007. During the first quarter of 2007, most of our U.S. manufacturing plants operated on one week or less of unfilled orders and our U.S. plants operated at only 44% of capacity. During the first quarter of 2007, we closed one homebuilding facility in Florida and one in Pennsylvania.
     Our pretax loss from continuing operations for the quarter ended March 31, 2007 was $10.3 million, a decrease in income of $25.2 million versus the comparable quarter of 2006. Consolidated net sales for the quarter ended March 31, 2007 declined $86.7 million or 25% from the comparable period of 2006, primarily due to lower sales volume in the manufacturing segment. Results in the quarter ended March 31, 2007 were unfavorably impacted by decreased factory utilization and production inefficiencies in our manufacturing segment resulting from lower incoming order rates and levels of unfilled production orders in the U.S. Income from the acquisitions discussed above partially offset these decreases. In addition, our manufacturing segment operations in Canada continued to enjoy high sales volumes during the first quarter of 2007. Pretax income from continuing operations for the quarter ended March 31, 2007 included $1.3 million of restructuring charges relating to one of the manufacturing plant closures and gains of $0.8 million from the sale of property (primarily one idle plant). Pretax income from continuing operations for the quarter ended April 1, 2006 included gains of $4.0 million, primarily from the sale of an investment property in Florida and one idle plant. Results for the quarter ended April 1, 2006 were favorably impacted by the sale of 627 homes to the Federal Emergency Management Agency (“FEMA”) in connection with its hurricane relief efforts, which resulted in approximately $23.0 million of revenue, including delivery.
     Effective July 1, 2006, we reversed our valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal, our pre-tax results are fully tax effected for financial reporting purposes.

     We continue to focus on matching our manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.
Consolidated Results of Operations

	Three Months Ended
	March 31,	April 1,	%
	2007	2006	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$199,296	$331,651	(40%)
International segment	46,531	—
Retail segment	18,070	27,278	(34%)
Less: intercompany	(4,100)	(12,400)	(67%)

Total net sales	$259,797	$346,529	(25%)

Gross margin	$32,013	$54,293	(41%)
Selling, general and administrative expenses (“SG&A”)	36,900	37,231	(1%)
Amortization of intangible assets	1,402	92	1424%

Operating (loss) income	(6,289)	16,970	(137%)
Interest expense, net	4,040	2,070	95%

(Loss) income from continuing operations before income taxes	$(10,329)	$14,900	(169%)

As a percent of net sales
Gross margin	12.3%	15.7%
SG&A	14.2%	10.7%
Operating (loss) income	(2.4%)	4.9%
(Loss) income from continuing operations before income taxes	(4.0%)	4.3%
     Consolidated net sales for the three months ended March 31, 2007 decreased from the comparable period in 2006 primarily due to lower sales from the manufacturing segment partially offset by the inclusion of sales of the international segment. The manufacturing segment included sales from Highland and North American in the first quarter of 2007. In the first quarter of 2006, manufacturing segment results included non-recurring sales of approximately $23.0 million to FEMA.
     Gross margin for the three months ended March 31, 2007 decreased $22.3 million from the comparable period of 2006 primarily as a result of lower gross margin in the manufacturing and retail segments due to lower sales, partially offset by gross margin contributed by the acquisitions.
     SG&A for the three months ended March 31, 2007 decreased by $0.3 million from the comparable period of 2006. SG&A for the first quarter of 2007 included $4.3 million from the 2006 acquisitions. A net gain of $0.8 million, primarily from the sale of one idle plant, reduced SG&A in the three months ended March 31, 2007. A net gain of $4.0 million from the sales of investment property and three idle plants reduced SG&A for the three months ended April 1, 2006.
     The inclusion of the 2006 acquisitions in our consolidated results since their respective acquisition dates contributed to an increase in net sales and operating income during the three months ended March 31, 2007 as compared to the corresponding period of 2006. On a pro forma basis, assuming we had owned these acquisitions as of the beginning of 2006, consolidated net sales and operating income for the quarter ended March 31, 2007, would have decreased by 35% and 127%, respectively, versus the three months ended April 1, 2006, as compared to decreases of 25% and 137%, respectively, reported in the table above.
     Manufacturing Segment
     We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	March 31,	April 1,	%
	2007	2006	Change

Manufacturing segment net sales (in thousands)	$199,296	$331,651	(40%)
Manufacturing segment income (in thousands)	$96	$25,966	(100%)
Manufacturing segment margin %	—	7.8%

Homes and units sold:
HUD code homes	2,160	4,765	(55%)
Modular homes and units	767	994	(23%)
Canadian homes	344	302	14%
Other units	12	18	(33%)

Total homes and units sold	3,283	6,079	(46%)

Floors sold	6,365	11,314	(44%)

Multi-section mix	79%	75%

Average unit selling price, excluding delivery	$55,000	$49,700	11%

Manufacturing facilities at end of period	28	33
     Manufacturing net sales for the quarter ended March 31, 2007 decreased from the first quarter of 2006 due to lower sales at the same plants operated a year ago, including approximately $23.0 million of non-recurring revenue from the sale of homes to FEMA in the first quarter of 2006. Partially offsetting these decreases was the inclusion in 2007 of sales from Highland and North American and increased sales at our Canadian plants due to favorable market conditions in western Canada. Difficult U.S. housing markets during the first quarter of 2007 contributed to low levels of unfilled production orders and lower sales volumes at most of our U.S. plants. Average manufacturing selling prices increased in 2007 as compared to 2006 as a result of product mix and the inclusion of sales to FEMA at a lower average selling price in 2006. Product mix in 2007 included increased sales, on a percentage basis, of higher priced modular homes and military housing units.
     Manufacturing segment income for the three months ended March 31, 2007 decreased $25.9 million from the comparable period of 2006 primarily from lower gross profit as a result of lower sales at the same plants operated a year ago, partially offset by income from Highland and North American and increased income at our Canadian operations. Market conditions during the quarter resulted in low levels of unfilled orders at most of our U.S. plants, an increased number of days of production down-time and production inefficiencies caused by under utilized factory capacity. Our U.S. plants operated at 44% of capacity for the first quarter of 2007 compared to 61% a year ago. These conditions resulted in the closure of two additional plants in the first quarter of 2007. Results for the first quarter of 2007 included restructuring charges of $1.3 million relating to one of the plant closures and gains of $0.8 million primarily from the sale of one idle plant. Results in the first quarter of 2006 included gains of $4.0 million primarily from the sale of an investment property in Florida and one idle plant.
     Restructuring charges in the first quarter of 2007 consisted of severance costs totaling $0.9 million, a fixed asset impairment charge of $0.2 million and an inventory write-down of $0.2 million. Severance costs are related to the termination of substantially all 160 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act.
     The inclusion of the 2006 acquisitions in manufacturing results since their respective acquisition dates contributed to an increase in net sales and segment income during the three months ended March 31, 2007 over the corresponding period of 2006. On a pro forma basis, assuming we had owned these companies as of the beginning of 2006, manufacturing net sales and operating income for the quarter ended March 31, 2007, would have decreased by 43% and 100%, respectively, versus the three months ended March 31, 2007, as compared to decreases of 40% and 100%, respectively, reported in the table above.
     Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at March 31, 2007 totaled approximately $42 million for the 28 plants in operation, compared to $71 million at April 1, 2006 for the 33 plants in operation. Current unfilled orders are concentrated at four manufacturing locations. The majority of our other plants are currently operating with one week or less of unfilled orders.

International Segment
     We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(Dollars in thousands)

International segment net sales	$46,531	$—
International segment income	$3,124	$—
International segment margin %	6.7%	—
     In the quarter, approximately 86% of revenue was derived from custodial (prison) and military accommodations projects as several new projects were started. The balance of revenue is attributable to residential and hotel projects. Segment margin as a percent of sales was impacted by product line mix, the mix of factory production revenue versus site-work revenue and the stage of completion of the projects. Firm contracts and orders pending contracts under framework agreements totaled approximately $250 million at the end of the quarter, sufficient to secure production levels for the remainder of 2007 and into 2008.
Retail Segment
     We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	March 31,	April 1,	%
	2007	2006	Change

Retail segment net sales (in thousands)	$18,070	$27,278	(34%)
Retail segment income (in thousands)	$872	$1,513	(42%)
Retail segment margin %	4.8%	5.5%

New homes sold	79	143	(45%)

% Champion produced new homes sold	82%	90%

New home multi-section mix	98%	94%

Average new home retail price	$180,500	$188,900	(4%)

Sales centers at end of period	16	21
     Retail sales for the three months ended March 31, 2007 decreased versus the comparable period last year primarily due to selling a fewer number of homes as a result of housing market conditions in California and operating fewer sales centers. Furthermore, the average selling price per home declined due to product mix and the aging of homes sold. Retail segment income for the three months ended March 31, 2007 decreased compared to the same period in 2006 as gross profit was reduced due to lower sales and lower margins on sales of aged inventory, partially offset by reduced SG&A.
Discontinued Operations
     Results of discontinued operations for the three months ended March 31, 2007 and April 1, 2006 were insignificant.
Restructuring Charges
     As of March 31, 2007, accrued but unpaid restructuring costs totaled $1.3 million compared to $1.0 million at December 30, 2006, consisting primarily of warranty reserves and severance costs for closed manufacturing plants.
Interest Income and Interest Expense
     For the three months ended March 31, 2007, interest expense was higher than the comparable period in 2006 due to higher average borrowings and higher interest rates. Interest income in 2007 was lower than in 2006 due primarily to lower cash balances offset partially by higher interest rates.

Income Taxes
     Effective July 1, 2006, we reversed our valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal of the valuation allowance, our pre-tax results are fully tax effected for financial reporting purposes.
     The primary difference between the effective tax rate for the quarter ended March 31, 2007, and the 35% U.S. federal statutory rate was the use of an annual estimated effective global tax rate of 26.4% to provide income taxes for the quarter. The effective tax rate for the quarter ended March 31, 2007 also included the benefit of $0.5 million from the settlement of a tax uncertainty during the quarter. The annual estimated effective global tax rate was determined after consideration of both the estimated annual pretax results and the related statutory tax rates for the three countries and the various states in which we operate. The effective tax rate for the quarter ended April 1, 2006 differs from the 35% U.S. statutory rate primarily due to the deferred tax valuation allowance. Income taxes in the first quarter of 2006 consisted primarily of foreign (Canadian) income taxes.
     As of December 30, 2006, we had available federal net operating loss carryforwards of approximately $178 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2026.
Liquidity and Capital Resources
     Unrestricted cash balances totaled $76.6 million at March 31, 2007. During the first three months of 2007, continuing operating activities provided $6.9 million of net cash. During the three months ended March 31, 2007, accounts receivable and accounts payable increased by $10.4 million and $18.0 million, respectively, primarily due to increased volume in the international segment and seasonal increases in the manufacturing segment. Inventories decreased by $9.3 million primarily due to an inventory reduction program and plant closures during the quarter. Other cash provided during the period included $0.8 million of property sales proceeds that resulted primarily from the sale of one idle plant. Other cash used during the period included $1.9 million for capital expenditures.
     We entered into a senior secured credit agreement with various financial institutions on October 31, 2005, which was amended and restated on April 7, 2006, (the “Restated Credit Agreement”). The Restated Credit Agreement was originally comprised of a $100 million term loan (the “ Term Loan”), a £45 million term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of March 31, 2007 letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. During the fourth quarter of 2006, the Term Loan was reduced by $27.8 million due to a voluntary repayment. The Restated Credit Agreement also provides us with the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of our U.S. operating subsidiaries.
     The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.9 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.32% at March 31, 2007) plus 2.5%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (5.46% at March 31, 2007) plus 2.5%. Letter of credit fees are 2.60% annually and revolver borrowings bear interest at either the prime interest rate plus 1.25% to 1.5% or LIBOR plus 2.25% to 2.5%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
     The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010 unless, as of February 3, 2009, more than $25 million in aggregate principal amount of our 7.625% Senior Notes due 2009 are outstanding, in which case the maturity date for the four facilities will be February 3, 2009.
     The Restated Credit Agreement contains affirmative and negative covenants. During the first quarter of 2007, the Company entered into a First Amendment to the Restated Credit Agreement (the “First Amendment”). Prior to the First Amendment, we were required to maintain a maximum Leverage Ratio (as defined) of no more than 3.25 to 1 for the first, second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007, and 2.75 to 1 thereafter. The First Amendment modified certain financial covenants set forth in the Restated Credit Agreement, including increasing the maximum Leverage Ratio for the first fiscal quarter of 2007 to 5.00 to 1. The Leverage Ratio is the ratio of our Total Debt (as defined) on the last day of a fiscal quarter to our consolidated EBITDA (as defined) for the four-quarter period then ended. We were also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 3.00 to 1, except for the first fiscal quarter of 2007, which was modified to 2.25 to 1 in the First Amendment. The Interest Coverage Ratio is the ratio of our consolidated EBITDA for the four-quarter period then ended to our Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should we generate Excess Cash Flow (as defined). As of March 31, 2007, we were in compliance with all covenants.
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
     Unless business conditions improve significantly, we expect to spend only up to $7 million on capital expenditures during the remainder of 2007. We do not plan to pay cash dividends on our common stock in the near term. We may continue to use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.
Contingent liabilities and obligations
     We had significant contingent liabilities and obligations at March 31, 2007, including surety bonds and letters of credit totaling $75.0 million, reimbursement obligations by certain of our consolidated subsidiaries of approximately $2.8 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.
     We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of March 31, 2007 was approximately $235 million, without reduction for the resale value of the homes. As of March 31, 2007, our independent retailer with the largest contingent repurchase obligation had approximately $6.3 million of inventory subject to repurchase for up to 18 months from date of invoice. As of March 31, 2007 our next 25 largest independent retailers had an aggregate of approximately $57.1 million of inventory subject to repurchase for up to 18 months from date of invoice, with individual amounts ranging from approximately $1.2 million to $5.5 million per retailer. For the three months ended March 31, 2007, we paid $0.2 million and incurred a de minimus loss for the repurchase of 5 homes. In the comparable period last year, we paid $0.3 million and incurred a de minimus loss for the repurchase of 6 homes.
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
Summary of liquidity and capital resources
     At March 31, 2007, our unrestricted cash balances totaled $76.6 million and we had unused availability of $40.0 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $116.6 million. We expect that our cash flow from operations for the next two years will be adequate to fund capital expenditures during that period as well as the approximate $4.0 million of scheduled debt installment payments for the next two years. However, pursuant to the terms of the Restated Credit Agreement, we must reduce the amount of Senior Notes outstanding by $57.3 million as of February 3, 2009 or refinance the indebtedness under the Restated Credit Agreement by that date. Additionally, any remaining Senior Notes outstanding must be repaid upon maturity in May 2009. During the next two years we may use a portion of our cash balances and cash flow from operations to reduce Senior Notes outstanding or seek to refinance all or a portion of our indebtedness.
     As of March 31, 2007, we were in compliance with all Restated Credit Agreement covenants as amended. However, we will likely be unable to maintain compliance with the covenants during the remainder of 2007. We are currently evaluating whether to seek another amendment to the Restated Credit Agreement to provide more flexible covenants for a longer period of time or to seek to refinance all or a portion of our current indebtedness.
     We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.
Critical Accounting Policies
     For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2006. There have been no material changes to our critical accounting policies described in such Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 is effective beginning with our 2007 fiscal year. FIN 48 clarifies accounting for uncertain tax positions utilizing a “more likely than not” recognition threshold for tax positions. Under FIN 48, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our best estimate of the ultimate tax benefit that will be sustained if audited by the taxing authority. The adoption of FIN 48 had no significant impact on our results of operations or balance sheet for the quarter ended March 31, 2007.
Forward-Looking Statements
     This Current Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also constitute forward-looking statements. Such statements are or will be based on our estimates, assumptions, and projections, and are not guarantees of future performance and are subject to risks and uncertainties, including those specifically listed in Item 1A of our Annual Report on Form 10-K for the year ended December 30, 2006, that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances. The risk factors discussed in “Risk Factors” in Item 1A of our 2006 Form 10-K could materially affect our operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our debt obligations under the Restated Credit Agreement are currently subject to variable rates of interest based on both U.S. and UK LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.6 million, assuming average related debt of $158.2 million, which was the amount of outstanding borrowings at March 31, 2007.
     Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at March 31, 2007.
     Our approach to managing interest rate risk includes balancing our borrowings between fixed rate and variable rate debt. At March 31, 2007, we had $82.3 million of Senior Notes at a fixed rate and $158.2 million of Term Notes at a variable rate.
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
     We borrowed £45 million in the U.S. to finance a portion of the Caledonian purchase price, which totaled approximately £62 million. This Sterling denominated borrowing was designated as an economic hedge of our net investment in the UK. Therefore a significant portion of foreign exchange risk related to our Caledonian investment in the UK is offset. We do not attempt to manage foreign exchange risk that relates to our investment in the Canadian operations.
Item 4. Controls and Procedures.
     As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed implementation of a new enterprise resource planning (“ERP”) system for our manufacturing segment during the first quarter of 2007, except for the 2006 acquisitions. Caledonian is targeted to implement a new ERP system in the second quarter of 2007. Management does not currently believe that this system implementation will adversely affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended December 30, 2006. There have been no material changes to our risk factors described in such Form 10-K.

Item 6. Exhibits and Reports on Form 8-K.
     (a) The following exhibits are filed as part of this report:

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Credit Agreement, dated March 22, 2007, by and among Champion Home Builders Co. and various financial institutions and other parties thereto as Lender, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer dated April 30, 2007, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

31.2	Certification of Chief Financial Officer dated April 30, 2007, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated April 30, 2007, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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
Dated: April 30, 2007