Form 10-Q
period 2007-06-30
CHAMPION ENTERPRISES INC
filed 2007-07-26
CIK 814068

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended June 30, 2007
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
Yes ☑ No☐
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
76,935,164 shares of the registrant’s $1.00 par value Common Stock were outstanding as of July 24, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Condensed Consolidated Income Statements
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
		(Restated)		(Restated)
Net sales	$330,360	$370,717	$590,157	$717,246

Cost of sales	278,488	313,878	506,272	606,114

Gross margin	51,872	56,839	83,885	111,132

Selling, general and administrative expenses	36,747	40,027	73,647	77,258
Amortization of intangible assets	1,417	1,299	2,819	1,391

Operating income	13,708	15,513	7,419	32,483

Interest income	1,209	1,189	2,047	2,730
Interest expense	(4,932)	(5,200)	(9,810)	(8,811)

Income (loss) from continuing operations before income taxes	9,985	11,502	(344)	26,402

Income tax expense (benefit)	2,527	(100,503)	(563)	(99,303)

Income from continuing operations	7,458	112,005	219	125,705

Income from discontinued operations, net of taxes	7	77	—	24

Net income	$7,465	$112,082	$219	$125,729

Basic income per share:
Income from continuing operations	$0.10	$1.47	$—	$1.65
Income from discontinued operations	—	—	—	—

Basic income per share	$0.10	$1.47	$—	$1.65

Weighted shares for basic EPS	76,796	76,343	76,676	76,212

Diluted income per share:
Income from continuing operations	$0.10	$1.44	$—	$1.62
Income from discontinued operations	—	—	—	—

Diluted income per share	$0.10	$1.44	$—	$1.62

Weighted shares for diluted EPS	77,658	77,495	77,506	77,438

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	June 30,	December 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$104,755	$70,208
Accounts receivable, trade	73,646	47,645
Inventories	83,004	102,350
Deferred tax assets	31,565	32,303
Other current assets	11,836	10,677

Total current assets	304,806	263,183

Property, plant and equipment
Land and improvements	28,218	25,805
Buildings and improvements	119,022	123,483
Machinery and equipment	89,175	89,037

	236,415	238,325
Less-accumulated depreciation	129,762	125,798

	106,653	112,527

Goodwill	290,036	287,789
Amortizable intangible assets, net of accumulated amortization	45,501	47,675
Deferred tax assets	76,880	71,600
Other non-current assets	17,012	17,841

	$840,888	$800,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,363	$54,607
Accrued warranty obligations	29,234	30,423
Accrued volume rebates	23,517	30,891
Accrued compensation and payroll taxes	17,212	13,933
Accrued self-insurance	27,843	29,219
Other current liabilities	51,417	44,130

Total current liabilities	237,586	203,203

Long-term liabilities
Long-term debt	253,288	252,449
Deferred tax liabilities	10,178	10,600
Other long-term liabilities	32,504	32,601

	295,970	295,650

Contingent liabilities (Note 7)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 76,855 and 76,450 shares issued and outstanding, respectively	76,855	76,450
Capital in excess of par value	201,159	199,597
Retained earnings	16,664	16,445
Accumulated other comprehensive income	12,654	9,270

Total shareholders’ equity	307,332	301,762

	$840,888	$800,615

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Six Months Ended
	June 30,	July 1,
	2007	2006
		(Restated)
Cash flows from operating activities
Net income	$219	$125,729
Income from discontinued operations	—	(24)

Adjustments to reconcile net income to net cash provided by continuing operating activities:
Depreciation and amortization	10,032	8,064
Stock-based compensation	1,556	3,348
Change in deferred taxes	(4,492)	(101,900)
Gain on disposal of fixed assets	(593)	(4,528)
Increase/decrease:
Accounts receivable	(25,159)	11,199
Inventories	19,705	5,952
Accounts payable	32,285	(266)
Accrued liabilities	(2,352)	(10,394)
Other, net	(743)	2,014

Net cash provided by continuing operating activities	30,458	39,194

Cash flows from investing activities
Additions to property, plant and equipment	(3,647)	(9,058)
Acquisitions	—	(123,192)
Proceeds from disposal of fixed assets	3,404	5,763
Distributions from unconsolidated affiliates	884	—

Net cash provided by (used for) investing activities	641	(126,487)

Cash flows from financing activities
Payments on long-term debt	(1,036)	(829)
Proceeds from Term Loan	—	78,561
Increase in deferred financing costs	—	(995)
Decrease in restricted cash	15	382
Common stock issued, net	1,421	1,955

Net cash provided by financing activities	400	79,074

Net cash provided by operating activities of discontinued operations	92	486
Net cash provided by investing activities of discontinued operations	—	568

Net cash provided by discontinued operations	92	1,054

Effect of exchange rate changes on cash and cash equivalents	2,956	1,832

Net increase (decrease) in cash and cash equivalents	34,547	(5,333)
Cash and cash equivalents at beginning of period	70,208	126,979

Cash and cash equivalents at end of period	$104,755	$121,646

See accompanying Notes to Condensed Consolidated Financial Statements

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statement of Shareholders’ Equity
Unaudited Six Months Ended June 30, 2007
(In thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Retained	comprehensive
	Shares	Amount	par value	earnings	income	Total

Balance at December 30, 2006	76,450	$76,450	$199,597	$16,445	$9,270	$301,762

Net income	—	—	—	219	—	219
Stock compensation plans	405	405	1,562	—	—	1,967
Foreign currency translation adjustments, including tax effects	—	—	—	—	3,384	3,384

Balance at June 30, 2007	76,855	$76,855	$201,159	$16,664	$12,654	$307,332

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
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
     The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 28 manufacturing facilities as of June 30, 2007 that primarily construct factory-built manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of Caledonian Building Systems Limited (“Caledonian”), a manufacturer of steel-framed modular buildings for prisons, military accommodations, hotels and residential units. Caledonian operates four manufacturing facilities in the United Kingdom. The retail segment currently operates 17 retail sales centers that sell manufactured houses to consumers throughout California.
     In the second quarter of 2006 the Company reversed substantially all of its valuation allowance for deferred tax assets. The reversal, as originally reported, resulted in a non-cash tax benefit of $109.7 million. However, in December 2006 it was subsequently reduced effective July 1, 2006, by $7.8 million ($0.10 per share) primarily to eliminate the tax effect of net operating loss carryforwards related to tax deductions for stock option exercises, the benefit of which, when recognized will result in an increase to shareholders’ equity. The financial statements and disclosures for the three and six months ended July 1, 2006 contained in this report have been restated for this adjustment.
NOTE 2 – Acquisitions
     On July 31, 2006, the Company acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $31 million of cash plus assumption of certain operating liabilities. On March 31, 2006, the Company acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”) for cash consideration of approximately $23 million. The results of operations of North American and Highland are included in the Company’s results from continuing operations and in its manufacturing segment for periods subsequent to the respective acquisition dates.
     On April 7, 2006, the Company acquired 100% of the capital stock of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) for approximately $100 million in cash, plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years from the acquisition date. The results of operations of Caledonian are included in the Company’s results from continuing operations and in its international segment for periods subsequent to its acquisition date.
     The following table presents unaudited pro forma combined results as if Champion had acquired Highland, Caledonian and North American on January 1, 2006, instead of the actual acquisition dates of March 31, 2006, April 7, 2006 and July 31, 2006, respectively:

	Three Months Ended	Six Months Ended
	July 1,	July 1,
	2006	2006
	Unaudited	Unaudited
Net sales (in thousands)	$378,365	$779,838
Net income (in thousands)	113,742	130,941
Diluted income per share	$1.47	$1.69

     The pro forma results include amortization of amortizable intangible assets acquired and valued in the transactions. The pro forma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. For more detail on these acquisitions, please refer to Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
NOTE 3 – Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies accounting for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Under FIN 48, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s best estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The adoption of FIN 48 had no significant impact on the Company’s results of operations or balance sheet for the three or six months ended June 30, 2007 and required no adjustment to opening balance sheet accounts as of December 30, 2006.
     The primary difference between the effective tax rate for the six months ended June 30, 2007 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 19.2% and the inclusion of a $0.5 million tax benefit from the settlement of a tax uncertainty during the period. The annual estimated effective global tax rate for 2007 was determined after consideration of both the estimated annual pretax results and the related statutory tax rates for the three countries and the various states in which the Company operates.
     The effective tax rate for the six months ended July 1, 2006 differs from the 35% U.S. federal statutory rate primarily due to adjustments of the deferred tax valuation allowance totaling $108.2 million. Effective July 1, 2006, the Company reversed its valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal, the Company’s pre-tax results are fully tax effected for financial reporting purposes. The reversal, as originally reported, resulted in a non-cash tax benefit of $109.7 million but was subsequently reduced effective July 1, 2006, by $7.8 million primarily to eliminate the tax effect of net operating loss carryforwards related to tax deductions for stock option exercises, the benefit of which, when recognized, will result in an increase to shareholders’ equity. The remainder of the adjustment of the valuation allowance during the period was due to utilization of net operating loss carryforwards.
     As of December 30, 2006, the Company had available U.S. federal net operating loss carryforwards of approximately $178 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2026. As of December 30, 2006, the Company had available state net operating loss carryforwards of approximately $181 million for tax purposes to offset future state taxable income. These carryforwards expire primarily in 2016 through 2026.
     There was no significant income tax expense or benefit related to discontinued operations for the three or six months ended June 30, 2007 and July 1, 2006.
     The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2003.
     Included in the balance sheets at June 30, 2007 and December 30, 2006 are tax accruals of approximately $0.6 million and $1.4 million, respectively, for uncertain tax positions, including $0.3 million of accrued interest and penalties. The decrease in these accruals during the six months ended June 30, 2007 was primarily related to the settlement of a tax uncertainty. Recognition of any of these unrecognized tax benefits would affect the Company’s effective tax rate. The Company classifies interest and penalties on income tax uncertainties as a component of income tax expense.
NOTE 4 – Inventories, Long-Term Construction Contracts and Other Current Liabilities
     A summary of inventories by component follows:

	June 30,	December 30,
	2007	2006
	(In thousands)
New manufactured homes	$23,021	$27,579
Raw materials	28,719	35,737
Work-in-process	11,090	14,284
Other inventory	20,174	24,750

	$83,004	$102,350

     Other inventory consists of payments made by the retail segment for park spaces and related improvements in manufactured housing communities.
     Included in accounts receivable-trade at June 30, 2007 and December 30, 2006 are uncollected billings of $5.8 million and $5.7 million, respectively, and unbilled revenue of $35.3 million and $18.9 million, respectively, under long-term construction contracts of the Company’s international segment and includes retention amounts totaling $2.4 million and $1.7, respectively. Other current liabilities at June 30, 2007 and December 30, 2006 include cash receipts in excess of revenue recognized under these construction contacts of $13.5 million and $5.1 million, respectively.
     Also included in other current liabilities at June 30, 2007 and December 30, 2006 are customer deposits of $14.8 million and $15.4 million, respectively.
NOTE 5 – Product Warranty
     The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing segment as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the six months ended June 30, 2007 and July 1, 2006. A portion of warranty reserves was classified as other long-term liabilities in the condensed consolidated balance sheets.

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(In thousands)
Reserves at beginning of period	$36,923	$40,009
Warranty expense provided	21,454	26,606
Warranty reserves from acquisitions	—	483
Cash warranty payments	(22,643)	(26,610)

Reserves at end of period	$35,734	$40,488

NOTE 6 – Debt
     Long-term debt consisted of the following:

	June 30,	December 30,
	2007	2006
	(In thousands)
7.625% Senior Notes due 2009	$82,298	$82,298
Term Loan due 2012	70,500	71,000
Sterling Term Loan due 2012	89,111	87,623
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,121	1,266

Total debt	255,460	254,617
Less: current portion of long-term debt	(2,172)	(2,168)

Long-term debt	$253,288	$252,449

     The Company entered into a senior secured credit agreement with various financial institutions on October 31, 2005, which was amended and restated on April 7, 2006 (the “Restated Credit Agreement”). The Restated Credit Agreement was originally comprised of a $100 million term loan (the “Term Loan”), a £45 million term loan denominated in pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of June 30, 2007, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. During the fourth quarter of 2006, the Term Loan was reduced by $27.8 million due to a voluntary repayment. The Restated Credit Agreement also provides the Company the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. dollars or pounds Sterling. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of the Company’s U.S. operating subsidiaries.
     The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.9 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.32% at June 30, 2007) plus 2.75%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (5.79% at June 30, 2007) plus 2.75%. Letter of credit fees are 2.85% annually and revolver borrowings bear interest either at the prime interest rate plus 1.75% or LIBOR plus 2.75%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
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
     The Restated Credit Agreement contains affirmative and negative covenants. During the second quarter of 2007, the Company entered into a Second Amendment to the Restated Credit Agreement (the “Second Amendment”), which modified certain financial covenants and increased interest rates and letter of credit fees for the second, third and fourth fiscal quarters of 2007. Prior to the Second Amendment, the Company was required to maintain a maximum Leverage Ratio (as defined) of no more than 5.0 to 1 for the first quarter of 2007, 3.25 to 1 for the second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007 and 2.75 to 1 thereafter. The Second Amendment increased the permitted maximum Leverage Ratio for the second, third and fourth fiscal quarters of 2007 to 5.00 to 1. The Leverage Ratio is the ratio of Total Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. Prior to the Second Amendment, the Company was also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 2.25 to 1 in the first quarter of 2007 and 3.0 to 1 thereafter. The Second Amendment reduced the minimum Interest Coverage Ratio to 2.25 to 1 for the second, third and fourth fiscal quarters of 2007. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA for the four-quarter period then ended to its Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should the Company generate Excess Cash Flow (as defined). As of June 30, 2007, the Company was in compliance with all Restated Credit Agreement covenants as amended.
     The Second Amendment increased the interest rate on the Term Loan, the Sterling Term Loan and the revolving line of credit by 0.25% and increased annual letter of credit fees by 0.25% for the second, third and fourth fiscal quarters of 2007. These revisions are reflected in the rates specified above.
     The Senior Notes due 2009 are secured equally and ratably with obligations under the Restated Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants, which, among other things, limit the Company’s ability to incur additional indebtedness and incur liens on assets.
NOTE 7 – Contingent Liabilities
     As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at June 30, 2007, was estimated to be approximately $230 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates that will not be paid. Losses incurred on homes repurchased totaled less than $0.1 million for the six months ended June 30, 2007 and July 1, 2006, respectively.
     At June 30, 2007 the Company was contingently obligated for approximately $55.7 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $19.3 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the condensed consolidated balance sheet.
     At June 30, 2007, certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates, none of which was reflected in the condensed consolidated balance sheet. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.
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
NOTE 8 – Earnings Per Share, Stock Options and Stock-Based Incentive Plans
     The Company’s potentially dilutive securities during the three and six months ended June 30, 2007 and July 1, 2006 consisted of outstanding stock options and awards. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Numerator:
Net income	$7,465	$112,082	$219	$125,729
Less: Income from discontinued operations	(7)	(77)	—	(24)

Income from continuing operations available to common shareholders for basic and diluted EPS	7,458	112,005	219	125,705
Income from discontinued operations available to common shareholders for basic and diluted EPS	7	77	—	24

Income available to common shareholders for basic and diluted EPS	$7,465	$112,082	$219	$125,729

Denominator:
Shares for basic EPS—weighted average shares outstanding	76,796	76,343	76,676	76,212
Plus dilutive securities:
Stock options and awards	862	1,152	830	1,226

Shares for diluted EPS	77,658	77,495	77,506	77,438

     The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees, directors and others. Stock options were granted below, at, or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions. Awards of performance shares and restricted stock are accounted for by valuing shares expected to vest at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation cost totaled $0.7 million and $1.6 million for the three and six months ended June 30, 2007, respectively, and $1.5 million and $3.3 million for the three and six months ended July 1, 2006, respectively, and is included in general and administrative expenses.
     The following table summarizes the changes in outstanding stock options for the three and six months ended June 30, 2007:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)
Outstanding at December 30, 2006	1,732	$9.84
Exercised	(163)	2.85	$976
Forfeited	(98)	17.18
Expired	(28)	17.18

Outstanding at March 31, 2007	1,443	9.99
Exercised	(98)	9.75	$99
Forfeited	(22)	20.39
Expired	(49)	20.12

Outstanding at June 30, 2007	1,274	$9.46

     Cash in the amount of $1.4 million and $2.0 million was received from the exercise of stock options during the six months ended June 30, 2007 and July 1, 2006, respectively. No tax benefits were recognized in the financial statements from these stock option exercises due to the Company’s net operating loss carryforwards.
     As of June 30, 2007, outstanding stock awards consisted of 1,447,665 performance awards, 69,000 restricted stock awards, 61,665 time based awards and 103,050 other stock awards. The performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2005 through 2007, 2006 through 2008 and 2007 through 2009. For the six months ended June 30, 2007, a total of 200,286 common shares vested, of which 135,231 shares were issued, net of taxes, relating to performance shares with three-year targets for 2004 through 2006 and 22,050 other stock awards vested. In addition, in 2007 a total of 540,000 performance shares were granted for the 2007 through 2009 three-year program.
NOTE 9 – Segment Information
     The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them primarily based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(In thousands)
Net sales:
Manufacturing segment	$258,319	$319,943
International segment	56,887	27,131
Retail segment	21,354	35,043
Less: intercompany	(6,200)	(11,400)

Consolidated net sales	$330,360	$370,717

Income from continuing operations before income taxes:
Manufacturing segment income	$17,217	$21,039
International segment income	4,458	1,199
Retail segment income	666	2,379
General corporate expenses	(7,416)	(7,605)
Amortization of intangible assets	(1,417)	(1,299)
Interest expense, net	(3,723)	(4,011)
Intercompany profit eliminations	200	(200)

Consolidated income from continuing operations before income taxes	$9,985	$11,502

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(In thousands)
Net sales:
Manufacturing segment	$457,615	$651,594
International segment	103,418	27,131
Retail segment	39,424	62,321
Less: intercompany	(10,300)	(23,800)

Consolidated net sales	$590,157	$717,246

(Loss) income from continuing operations before income taxes:
Manufacturing segment income	$17,313	$47,005
International segment income	7,582	1,199
Retail segment income	1,538	3,892
General corporate expenses	(16,695)	(17,222)
Amortization of intangible assets	(2,819)	(1,391)
Interest expense, net	(7,763)	(6,081)
Intercompany profit eliminations	500	(1,000)

Consolidated (loss) income from continuing operations before income taxes	$(344)	$26,402

NOTE 10 – Discontinued Operations
     Discontinued operations consist of traditional retail sales centers that were closed or sold prior to 2006 and the Company’s former consumer finance business, which was exited in 2003. Discontinued operations had no significant activity for the three and six months ended June 30, 2007 and July 1, 2006, respectively. As of June 30, 2007 and December 30, 2006, the assets and liabilities of discontinued operations consisted of inventory and other current assets totaling $0.4 million and $0.5 million, respectively, that were included in other current assets; other non-current assets totaling $0.7 million and $1.1 million, respectively, that were included in other non-current assets; and other current liabilities totaling $2.2 million and $2.6 million, respectively, that were included in other current liabilities.
NOTE 11 – Restructuring Charges
     Restructuring charges totaling $1.3 million for the six months ended June 30, 2007 were recorded in the first quarter of 2007 in connection with the closure of a manufacturing plant in Pennsylvania and consisted of severance costs totaling $0.9 million, a fixed asset impairment charge of $0.2 million and an inventory write-down of $0.2 million. Severance costs are related to the termination of substantially all 160 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act.
     The following table provides information regarding current year activity for restructuring reserves established in previous and current periods relating to closures of manufacturing plants and retail sales centers.

Six Months Ended
June 30,
2007
(In thousands)
Balance at beginning of year	$1,018

Additions:
Severance	873

Cash payments:
Warranty	(506)
Severance and other costs	(805)
Reversals—other costs	(86)

Balance June 30, 2007	$494

Period end balance comprised of:
Warranty costs	$426
Severance and other costs	68

$494

     The majority of warranty costs are expected to be paid over a three-year period after the related closures. Severance and other costs are generally paid within one year of the related closures.
NOTE 12 – Total Comprehensive Income
     Total comprehensive income for the three and six months ended June 30, 2007 and July 1, 2006 consists of the following:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
		(Restated)		(Restated)
Net income	$7,465	$112,082	$219	$125,729
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes	3,135	2,600	3,384	2,501

Total comprehensive income	$10,600	$114,682	$3,603	$128,230

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three and Six Months Ended June 30, 2007
versus the Three and Six Months Ended July 1, 2006
Overview
     We are a leading producer of factory-built housing in the United States. We are also a leading producer, in the United Kingdom, of steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. As of June 30, 2007, our North American manufacturing segment (the “manufacturing segment”) consisted of 28 homebuilding facilities in 16 states and two provinces in western Canada. As of June 30, 2007, our homes were sold through more than 3,000 independent sales centers, builders and developers across the U.S. and western Canada and through our retail segment that operates 17 sales offices in California.
     We made three acquisitions during 2006. The results of operations for these businesses are included in the Company’s results from continuing operations subsequent to their respective acquisition dates.
     On April 7, 2006, we acquired 100% of the capital stock of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) for approximately $100 million in cash, plus potential contingent purchase price of up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. Our international manufacturing segment (the “international segment”) currently consists of Caledonian and its four manufacturing facilities in the United Kingdom.
     On July 31, 2006 we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $31 million of cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates two plants in Virginia. On March 31, 2006, we acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes that operates one plant in Minnesota, for cash consideration of approximately $23 million. North American and Highland are included in our manufacturing segment.
     For the second quarter ended June 30, 2007, our manufacturing segment results improved significantly over our 2007 first quarter results, our international segment had its strongest quarter since the acquisition in terms of sales, segment income and segment margin percent and our retail segment reported lower sales and segment income, which was a reflection of the challenging housing market conditions in California.
     During the second quarter of 2007, the manufacturing segment saw improved incoming order rates in the U.S. as compared to the first quarter of 2007, and at quarter end the level of unfilled orders was 62% higher than at the end of the first quarter of 2007 and 31% higher than at July 1, 2006. Our manufacturing segment continued to enjoy high sales volumes in Canada due to very strong market conditions as homes sold in Canada during the period increased 82% compared to the same period in 2006. Despite operating at 60% of capacity for the second quarter of 2007, the manufacturing segment margin improved to 6.7%, which was up slightly from the second quarter of 2006.
     For the three months ended June 30, 2007, pretax income from continuing operations was $10.0 million, a decrease of $1.5 million, or 13%, versus the comparable period in 2006. The decrease in income was due primarily to lower sales in the manufacturing and retail segments, and was partially offset by improved sales and income in the international segment.
     For the six months ended June 30, 2007, our pretax loss from continuing operations was $0.3 million, which was a decrease in income of $26.7 million versus the comparable period of 2006. Consolidated net sales for the six months ended June 20, 2007 declined $127.0 million, or 18%, from the comparable period of 2006, primarily due to lower sales volume in the manufacturing and retail segments, and was partially offset by higher sales volume in the international segment. Most of the income reduction occurred in the first quarter of 2007 in the manufacturing segment, which saw lower incoming order rates and lower levels of unfilled orders as a result of the difficult housing market conditions in the U.S. and weather conditions in many parts of the country. During the first quarter of 2007, our U.S. plants operated at only 44% of capacity, we closed one homebuilding facility in Florida and one in Pennsylvania and we recorded $1.3 million of restructuring charges relating to one of the plant closures. Pretax results for the six months ended June 30, 2007 included a net gain of $0.6 million, primarily from the sale of two idle plants, compared to net gains of $4.5 million for the comparable period of 2006, primarily from the sale of investment property in Florida and three idle plants. Our results for the 2006 period were favorably impacted by the sale of 627 homes to the Federal Emergency Management Agency (“FEMA”) in connection with its hurricane relief efforts, which resulted in approximately $23.0 million of revenue, including delivery.
     Effective July 1, 2006, we reversed substantially all of our valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal, our pre-tax results are fully tax effected for financial reporting purposes.
     We continue to focus on matching our manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.

Consolidated Results of Operations

	Three Months Ended
	June 30,	July 1,	%
	2007	2006	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$258,319	$319,943	(19%)
International segment	56,887	27,131	110%
Retail segment	21,354	35,043	(39%)
Less: intercompany	(6,200)	(11,400)	(46%)

Total net sales	$330,360	$370,717	(11%)

Gross margin	$51,872	$56,839	(9%)
Selling, general and administrative expenses (“SG&A”)	36,747	40,027	(8%)
Amortization of intangible assets	1,417	1,299	9%

Operating income	13,708	15,513	(12%)
Interest expense, net	3,723	4,011	(7%)

Income from continuing operations before income taxes	$9,985	$11,502	(13%)

As a percent of net sales
Gross margin	15.7%	15.3%
SG&A	11.1%	10.8%
Operating income	4.1%	4.2%
Income from continuing operations before income taxes	3.0%	3.1%

	Six Months Ended
	June 30,	July 1,	%
	2007	2006	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$457,615	$651,594	(30%)
International segment	103,418	27,131	281%
Retail segment	39,424	62,321	(37%)
Less: intercompany	(10,300)	(23,800)	(57%)

Total net sales	$590,157	$717,246	(18%)

Gross margin	$83,885	$111,132	(25%)
Selling, general and administrative expenses (“SG&A”)	73,647	77,258	(5%)
Amortization of intangible assets	2,819	1,391	103%

Operating income	7,419	32,483	(77%)
Interest expense, net	7,763	6,081	28%

(Loss) income from continuing operations before income taxes	$(344)	$26,402	(101%)

As a percent of net sales
Gross margin	14.2%	15.5%
SG&A	12.5%	10.8%
Operating income	1.3%	4.5%
(Loss) income from continuing operations before income taxes	(0.1%)	3.7%

     Consolidated net sales for the three and six months ended June 30, 2007 decreased from the comparable periods in 2006 primarily due to lower sales volumes from the manufacturing and retail segments, which was partially offset by higher average selling prices in the manufacturing segment and better second quarter sales in our international segment. Consolidated sales for the three and six months ended June 30, 2007 included sales from the 2006 acquisitions, however, sales in the comparable periods for 2006 included no sales for North American and only second quarter sales for Caledonian and Highland. In the first six months of 2006, the manufacturing segment results included non-recurring sales of approximately $23.0 million to FEMA.
     Gross margin for the three and six months ended June 30, 2007 decreased from the comparable periods of 2006 primarily as a result of lower gross margin in the manufacturing and retail segments due to lower sales, which was partially offset by incremental gross margin contributed by the acquisitions and increased gross margin from higher sales in the international segment. Gross margin as a percent of sales for the three months ended June 30, 2007 improved over the second quarter of 2006 primarily as a result of closing or improving under-performing plants in the manufacturing segment and improved Canadian results. Gross margin as a percent of sales for the six months ended June 30, 2007 was lower than the comparable period of 2006 primarily due to poor manufacturing segment results in the first quarter of 2007, which offset improved results in the second quarter of 2007.
     SG&A for the three and six months ended June 30, 2007 decreased from the comparable periods of 2006 primarily as a result of lower sales in the manufacturing and retail segments and reductions in retail SG&A, which was partially offset by incremental SG&A from the acquisitions. SG&A for the six months ended June 30, 2007 was reduced by net gains of $0.6 million, primarily from the sale of two idle plants. SG&A for the three months ended July 1, 2006 was reduced by net gains of $0.5 million, primarily from the sale of two idle plants. SG&A for the six months ended July 1, 2006 was reduced by net gains of $4.5 million, primarily from the sale of investment property and three idle plants.
     The inclusion of the 2006 acquisitions in our consolidated results, since their respective acquisition dates, contributed to an increase in net sales and operating income during the three and six months ended June 30, 2007 as compared to the corresponding periods of 2006. On a pro forma basis, assuming we had owned these acquisitions as of the beginning of 2006, consolidated net sales for the three and six months ended June 30, 2007 would have decreased by 13% and 24%, respectively, versus the three and six months ended July 1, 2006, compared to decreases of 11% and 18% reported in the table above. Pro forma operating income for the three and six months ended June 30, 2007 would have decreased by 20% and 82%, respectively, versus the three and six months ended July 1, 2006, compared to decreases of 12% and 77% reported in the table above.
Manufacturing Segment
     We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	June 30,	July 1,	%
	2007	2006	Change
Manufacturing segment net sales (in thousands)	$258,319	$319,943	(19%)
Manufacturing segment income (in thousands)	$17,217	$21,039	(18%)
Manufacturing segment margin %	6.7%	6.6%
Homes and units sold:
HUD code homes	2,752	4,185	(34%)
Modular homes and units	1,002	1,246	(20%)
Canadian homes	430	236	82%
Other units	10	25	(60%)

Total homes and units sold	4,194	5,692	(26%)

Floors sold	8,098	11,048	(27%)
Multi-section mix	79%	83%
Average unit selling price, excluding delivery	$55,100	$51,300	7%

	Six Months Ended
	June 30,	July 1,	%
	2007	2006	Change
Manufacturing segment net sales (in thousands)	$457,615	$651,594	(30%)
Manufacturing segment income (in thousands)	$17,313	$47,005	(63%)
Manufacturing segment margin %	3.8%	7.2%
Homes and units sold:
HUD code homes	4,912	8,950	(45%)
Modular homes and units	1,769	2,240	(21%)
Canadian homes	774	538	44%
Other units	22	43	(49%)

Total homes and units sold	7,477	11,771	(36%)

Floors sold	14,463	22,362	(35%)
Multi-section mix	79%	79%
Average unit selling price, excluding delivery	$55,000	$50,500	9%
Manufacturing facilities at end of period	28	32
     Manufacturing segment net sales for the three months ended June 30, 2007 decreased from the comparable period in the prior year primarily due to lower U.S. sales volumes and the operation of fewer plants. Partially offsetting these decreases were higher average selling prices in 2007, increased sales in Canada due to favorable market conditions in western Canada, and incremental sales from North American in 2007. During the second quarter of 2007, incoming order rates and levels of unfilled orders improved versus the first quarter of 2007 and our U.S. plants operated at 60% of capacity compared to 62% for the same period a year ago. Average manufacturing selling prices increased in 2007 as compared to 2006 as a result of product mix, including increased sales, on a percentage basis, of higher priced modular homes and military housing units.
     Manufacturing segment income for the three months ended June 30, 2007 decreased from the comparable period of 2006 primarily as a result of lower sales volumes, however, the margin percent improved slightly over last year’s as a result of our actions to improve operating efficiency and improve or eliminate under-performing operations. Since May 31, 2006, we have closed or idled six U.S. plants.
     Manufacturing net sales for the six months ended June 30, 2007 decreased from the same period in the prior year due to lower U.S. sales volumes, including approximately $23.0 million of non-recurring revenue from the sale of homes to FEMA in the first quarter of 2006. Partially offsetting these decreases were higher average selling prices in 2007, increased sales in Canada and the inclusion of incremental sales from Highland and North American in 2007. Difficult U.S. housing markets during the first three months of 2007 contributed to lower levels of unfilled production orders and lower sales volumes at most of our U.S. plants. Average manufacturing selling prices increased in 2007 as compared to 2006 as a result of product mix and the inclusion of sales to FEMA at a lower average selling price in 2006. Product mix in 2007 included increased sales, on a percentage basis, of higher priced modular homes and military housing units.
     Manufacturing segment income for the six months ended June 30, 2007 decreased from the comparable period of 2006 primarily from lower sales volumes during the period and production inefficiencies during the first quarter of 2007 partially offset by incremental income from Highland and North American and increased income at our Canadian operations. Market conditions in the U.S. during the first quarter of 2007 resulted in low levels of unfilled orders at most of our U.S. plants, an increased number of days of production down-time and production inefficiencies caused by under utilized factory capacity. Our U.S. plants operated at only 44% of capacity for the first quarter of 2007. These conditions resulted in the closure of two additional plants in the first quarter of 2007, one of which resulted in the recording of restructuring charges totaling $1.3 million. Results for the six months ended June 30, 2007 included a net gain of $0.6 million, primarily from the sale of two idle plants. Results for the six months ended July 1, 2006 included net gains of $4.5 million, primarily from the sale of investment property in Florida and three idle plants.
     Restructuring charges in the six months ended June 30, 2007 consisted of severance costs totaling $0.9 million, a fixed asset impairment charge of $0.2 million and an inventory write-down of $0.2 million. Severance costs are related to the termination of substantially all 160 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act.
     The inclusion of the 2006 acquisitions in manufacturing segment results since their respective acquisition dates contributed to an increase in net sales and segment income during the three and six months ended June 30, 2007 over the corresponding period of 2006. On a pro forma basis, assuming we had owned these companies as of the beginning of 2006, manufacturing segment net sales for the three and six months ended June 30, 2007 would have decreased by 21% and 32%, respectively, versus the three and six months ended July 1, 2006, compared to the decreases of 19% and 30% reported in the table above. Pro forma manufacturing segment income for the three and six months ended June 30, 2007 would have decreased by 25% and 66%, respectively, versus the three and six months ended July 1, 2006, compared to the decreases of 18% and 63% reported in the table above.
     Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing segment orders for homes at June 30, 2007 totaled approximately $68 million for the 28 plants in operation compared to $52 million at July 1, 2006 for the 32 plants in operation. Current unfilled orders are concentrated at seven manufacturing locations. The majority of our other plants are currently operating with two weeks or less of unfilled orders.
International Segment
     We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	June 30,	July 1,
	2007	2006
	(Dollars in thousands)
International segment net sales	$56,887	$27,131
International segment income	$4,458	$1,199
International segment margin %	7.8%	4.4%

	Six Months Ended
	June 30,	July 1,
	2007	2006
	(Dollars in thousands)
International segment net sales	$103,418	$27,131
International segment income	$7,582	$1,199
International segment margin %	7.3%	4.4%
     For the three and six months ended June 30, 2007, approximately 80% of international segment revenue was derived from custodial (prison) and military housing projects. The balance of revenue is attributable to residential and hotel projects. Sales in the second quarter of 2007 increased over the comparable period of 2006 primarily due to increased custodial projects, which generally include a higher level of revenues from site-work than the segment’s other product lines. Due to the acquisition date of April 7, 2006, sales for the six months ended July 1, 2006 included only sales made in the second quarter of 2006. Segment income, as a percent of sales, for the 2007 periods improved as a result of higher production levels, product line mix, the mix of factory production revenue versus site-work revenue and the stage of completion of the projects. Heavy rains in June 2007 caused flooding at the factories that damaged a large number of completed and in-process modules resulting in the loss of approximately $4.0 million of revenue in the second quarter. Damage from the flood is expected to be covered by insurance and the lost revenue should be recovered during the remainder of 2007. Firm contracts and orders pending contracts under framework agreements totaled approximately $245 million at June 30, 2007.
Retail Segment
     We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	June 30,	July 1,	%
	2007	2006	Change
Retail segment net sales (in thousands)	$21,354	$35,043	(39%)
Retail segment income (in thousands)	$666	$2,379	(72%)
Retail segment margin %	3.1%	6.8%
New homes sold	99	185	(46%)
% Champion produced new homes sold	94%	84%
New home multi-section mix	99%	97%
Average new home retail price	$212,500	$187,400	13%

	Six Months Ended
	June 30,	July 1,	%
	2007	2006	Change
Retail segment net sales (in thousands)	$39,424	$62,321	(37%)
Retail segment income (in thousands)	$1,538	$3,892	(60%)
Retail segment margin %	3.9%	6.2%
New homes sold	195	328	(41%)
% Champion produced new homes sold	88%	87%
New home multi-section mix	98%	96%
Average new home retail price	$202,000	$188,000	7%
Sales centers at end of period	17	21
     Retail segment sales for the three and six months ended June 30, 2007 decreased versus the comparable periods last year primarily due to selling fewer homes as a result of housing market conditions in California and the operation of fewer sales centers. Partially offsetting these decreases was an increase in the average selling price per home, which was due to selling a higher proportion of larger homes and homes with more add-ons and improvements. Retail segment income for the three and six months ended June 30, 2007 decreased compared to the comparable periods in 2006 as gross profit was reduced due to lower sales and lower margins, which was due in part to pricing pressure from generally difficult market conditions and sales of aged inventory. Partially offsetting lower gross margin in the 2007 periods was a reduction of SG&A costs, primarily sales commissions and incentive compensation.
Discontinued Operations
     Results of discontinued operations for the three and six months ended June 30, 2007 and July 1, 2006 were insignificant.
Restructuring Charges
     As of June 30, 2007, accrued but unpaid restructuring costs totaled $0.5 million compared to $1.0 million at

December 30, 2006, consisting primarily of warranty reserves for closed manufacturing plants.
Interest Income and Interest Expense
     For the three months ended June 30, 2007, interest expense was lower than the comparable period in 2006 due to the voluntary repayment of $27.8 million for our Term Loan due 2012 and the redemption of $7.0 million of Senior Notes due 2009 in the fourth quarter of 2006 partially offset by higher interest rates in 2007. Interest income was slightly higher than the comparable period of 2006 due to the higher interest rates offset by lower cash balances.
     For the six months ended June 30, 2007, interest expense was higher than the comparable period in 2006 due to higher average borrowings and higher interest rates. Interest income in 2007 was lower than in 2006 due primarily to lower cash balances offset partially by higher interest rates.
Income Taxes
     Effective July 1, 2006, we reversed substantially all of our valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal of the valuation allowance, our pre-tax results are fully tax effected for financial reporting purposes.
     The primary difference between the effective tax rate for the six months ended June 30, 2007 and the 35% U.S. federal statutory rate was the use of an annual estimated effective global tax rate of 19.2% to provide income taxes for the period and the inclusion of a $0.5 million tax benefit from the settlement of a tax uncertainty during the period. The annual estimated effective global tax rate was determined after consideration of both the estimated annual pretax results and the related statutory tax rates for the three countries and the various states in which we operate. The effective tax rate for the six months ended July 1, 2006 differs from the 35% U.S. federal statutory rate primarily due to the adjustment of the deferred tax valuation allowance.
     As of December 30, 2006, we had available federal net operating loss carryforwards of approximately $178 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2026.
Liquidity and Capital Resources
     Unrestricted cash balances totaled $104.8 million at June 30, 2007. During the first six months of 2007, continuing operating activities provided $30.5 million of cash. During the six months ended June 30, 2007, accounts receivable and accounts payable increased by $25.2 million and $32.3 million, respectively, primarily due to increased volume in the international segment and seasonal increases in the manufacturing segment. Inventories decreased by $19.7 million primarily due to an inventory reduction program in the manufacturing and retail segments and two plant closures during the period. Other cash provided during the period included $3.4 million of property sales proceeds that resulted primarily from the sale of two idle plants and a distribution of $0.8 million received from the sale of property by an unconsolidated affiliate. Other cash used during the period included $3.6 million for capital expenditures.
     We entered into a senior secured credit agreement with various financial institutions on October 31, 2005, which was amended and restated on April 7, 2006, (the “Restated Credit Agreement”). The Restated Credit Agreement was originally comprised of a $100 million term loan (the “Term Loan”), a £45 million term loan denominated in pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of June 30, 2007 letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. During the fourth quarter of 2006, the Term Loan was reduced by $27.8 million due to a voluntary repayment. The Restated Credit Agreement also provides us with the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. dollars or pounds Sterling. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of our U.S. operating subsidiaries.
     The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.9 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.32% at June 30, 2007) plus 2.75%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (5.79% at June 30, 2007) plus 2.75%. Letter of credit fees are 2.85% annually and revolver borrowings bear interest either at the prime interest rate plus 1.75% or LIBOR plus 2.75%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
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
     The Restated Credit Agreement contains affirmative and negative covenants. During the second quarter of 2007, we entered into a Second Amendment to the Restated Credit Agreement (the “Second Amendment”), which modified certain financial covenants and increased interest rates and letter of credit fees for the second, third and fourth fiscal quarters of 2007. Prior to the Second Amendment, we were required to maintain a maximum Leverage Ratio (as defined) of no more than 5.0 to 1 for the first quarter of 2007, 3.25 to 1 for the second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007 and 2.75 to 1 thereafter. The Second Amendment increased the permitted maximum Leverage Ratio for the second, third and fourth fiscal quarters of 2007 to 5.00 to 1. The Leverage Ratio is the ratio of our Total Debt (as defined) on the last day of a fiscal quarter to our EBITDA (as defined) for the four-quarter period then ended. Prior to the Second Amendment, we were also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 2.25 to 1 in the first quarter of 2007 and 3.0 to 1 thereafter. The Second Amendment reduced the minimum Interest Coverage Ratio to 2.25 to 1 for the second, third and fourth fiscal quarters of 2007. The Interest Coverage Ratio is the ratio of our consolidated EBITDA for the four-quarter period then ended to our Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should we generate Excess Cash Flow (as defined). As of June 30, 2007, we were in compliance with all Restated Credit Agreement covenants as amended.
     The Second Amendment increased the interest rate on the Term Loan, the Sterling Term Loan and the revolving line of credit by 0.25% and increased annual letter of credit fees by 0.25% for the second, third and fourth fiscal quarters of 2007. These revisions are reflected in the rates specified above.
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
     Unless business conditions improve significantly, we expect to spend no more than $6.0 million on capital expenditures during the remainder of 2007. We do not plan to pay cash dividends on our common stock in the near term. We may continue to use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.
Contingent liabilities and obligations
     We had significant contingent liabilities and obligations at June 30, 2007, including surety bonds and letters of credit totaling $75.1 million, reimbursement obligations by certain of our consolidated subsidiaries of approximately $2.5 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.
     We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of June 30, 2007 was approximately $230 million, without reduction for the resale value of the homes. As of June 30, 2007, our independent retailer with the largest contingent repurchase obligation had approximately $8.1 million of inventory subject to repurchase for up to 18 months from date of invoice. As of June 30, 2007 our next 24 largest independent retailers had aggregate inventory of approximately $53.3 million subject to repurchase for up to 18 months from date of invoice, with individual amounts ranging from approximately $0.8 million to $4.5 million per retailer. For the six months ended June 30, 2007, we paid $0.3 million and incurred a de minimus loss for the repurchase of eight homes. In the comparable period last year, we paid $0.4 million and incurred a de minimus loss for the repurchase of eight homes.
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
Summary of liquidity and capital resources
     At June 30, 2007, our unrestricted cash balances totaled $104.8 million and we had unused availability of $39.2 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $144.0 million. We expect that our cash balances and cash flow from operations for the next two years will be adequate to fund our operations and capital expenditures during that period. However, our Senior Notes, of which $82.3 million were outstanding at June 30, 2007, must be repaid on or before maturity in May 2009. During the next two years we may use a portion of our cash balances and cash flow from operations to reduce Senior Notes outstanding or seek to refinance all or a portion of our indebtedness.
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
Impact of Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 is effective beginning with our 2007 fiscal year. FIN 48 clarifies accounting for uncertain tax positions utilizing a “more likely than not” recognition threshold for tax positions. Under FIN 48, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our best estimate of the ultimate tax benefit that will be sustained if audited by the taxing authority. The adoption of FIN 48 had no significant impact on our results of operations or balance sheet for the three and six months ended June 30, 2007.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our debt obligations under the Restated Credit Agreement are currently subject to variable rates of interest based on both U.S. and UK LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.6 million, assuming average related debt of $159.6 million, which was the amount of outstanding borrowings at June 30, 2007.
     Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at June 30, 2007.
     Our approach to managing interest rate risk includes balancing our borrowings between fixed rate and variable rate debt. At June 30, 2007, we had $82.3 million of Senior Notes at a fixed rate and $159.6 million of Term Loans at a variable rate.
     We are exposed to foreign exchange risk with our factory-built housing operations in Canada and our international segment in the UK. Our Canadian operations had net sales during the twelve months ended June 30, 2007 totaling $Can 98 million. Assuming future annual Canadian sales equal to sales made during the last twelve months, a change of 1.0% in exchange rates between U.S. and Canadian dollars would change consolidated sales by approximately $1.0 million. Our international segment had sales during the twelve months ended June 30, 2007 totaling £86 million (pounds Sterling). Assuming future annual UK sales equal to sales made during the last twelve months, a change of 1.0% in exchange rates between the U.S. dollar and the British pound Sterling would change consolidated sales by approximately $0.9 million. Net income of the Canadian and UK operations would also be affected by changes in exchange rates.
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
Item 4. Controls and Procedures.
     As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed implementation of a new enterprise resource planning (“ERP”) system for our manufacturing segment during the first quarter of 2007, except for the 2006 acquisitions. Caledonian implemented a new ERP and accounting system in the second quarter of 2007. Management does not currently believe that these system implementations will adversely affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended December 30, 2006. There have been no material changes to our risk factors described in such Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 2, 2007 the Registrant held its 2007 Annual Meeting of Shareholders at which the following matter was submitted to a vote of security holders with results as follows:
     Election of Directors

Nominee	Votes For	Votes Withheld
Robert W. Anestis	67,814,023	844,396
Eric S. Belsky	68,004,104	654,315
William C. Griffiths	67,936,077	722,342
Selwyn Isakow	67,937,439	720,980
Brian D. Jellison	67,942,790	715,629
G. Michael Lynch	66,406,503	2,251,916
Thomas A. Madden	67,947,662	710,757
Shirley D. Peterson	67,900,296	758,123
David S. Weiss	68,134,580	523,839

Item 6. Exhibits and Reports on Form 8-K.
     (a) The following exhibits are filed as part of this report:

Exhibit No	Description
10.1	Second Amendment to Amended and Restated Credit Agreement, dated June 20, 2007, by and among Champion Home Builders Co. and various financial institutions and other parties thereto as Lender, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer dated July 26, 2007, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
31.2	Certification of Chief Financial Officer dated July 26, 2007, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated July 26, 2007, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

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

Dated: July 26, 2007