Form 10-Q
period 2007-09-29
CHAMPION ENTERPRISES INC
filed 2007-10-26
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended September 29, 2007
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
77,149,542 shares of the registrant’s $1.00 par value Common Stock were outstanding as of October 22, 2007.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Condensed Consolidated Income Statements
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
				(Restated)
Net sales	$357,698	$346,454	$947,855	$1,063,700

Cost of sales	296,802	289,563	803,074	895,677

Gross margin	60,896	56,891	144,781	168,023

Selling, general and administrative expenses	40,082	38,738	112,629	115,996
Restructuring charges	—	1,200	1,100	1,200
Amortization of intangible assets	1,454	1,122	4,273	2,513

Operating income	19,360	15,831	26,779	48,314

Interest income	1,298	1,159	3,345	3,889
Interest expense	(5,151)	(5,373)	(14,961)	(14,184)

Income from continuing operations before income taxes	15,507	11,617	15,163	38,019

Income tax expense (benefit)	2,582	2,589	2,019	(96,714)

Income from continuing operations	12,925	9,028	13,144	134,733

(Loss) income from discontinued operations, net of taxes	—	(13)	—	11

Net income	$12,925	$9,015	$13,144	$134,744

Basic income per share:
Income from continuing operations	$0.17	$0.12	$0.17	$1.77
(Loss) income from discontinued operations	—	—	—	—

Basic income per share	$0.17	$0.12	$0.17	$1.77

Weighted shares for basic EPS	77,062	76,456	76,804	76,304

Diluted income per share:
Income from continuing operations	$0.17	$0.12	$0.17	$1.74
(Loss) income from discontinued operations	—	—	—	—

Diluted income per share	$0.17	$0.12	$0.17	$1.74

Weighted shares for diluted EPS	77,848	77,486	77,616	77,512

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	September 29,	December 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$111,282	$70,208
Accounts receivable, trade	102,456	47,645
Inventories	81,961	102,350
Deferred tax assets	29,145	32,303
Other current assets	10,735	10,677

Total current assets	335,579	263,183

Property, plant and equipment
Land and improvements	28,367	25,805
Buildings and improvements	119,722	123,483
Machinery and equipment	88,702	89,037

	236,791	238,325
Less-accumulated depreciation	131,609	125,798

	105,182	112,527

Goodwill	291,698	287,789
Amortizable intangible assets, net of accumulated amortization	44,483	47,675
Deferred tax assets	80,586	71,600
Other non-current assets	15,967	17,841

	$873,495	$800,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$110,380	$54,607
Accrued warranty obligations	27,739	30,423
Accrued volume rebates	25,602	30,891
Accrued compensation and payroll taxes	20,131	13,933
Accrued self-insurance	23,829	29,219
Other current liabilities	45,082	44,130

Total current liabilities	252,763	203,203

Long-term liabilities
Long-term debt	254,090	252,449
Deferred tax liabilities	9,621	10,600
Other long-term liabilities	32,581	32,601

	296,292	295,650

Contingent liabilities (Note 7)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 77,147 and 76,450 shares issued and outstanding, respectively	77,147	76,450
Capital in excess of par value	201,717	199,597
Retained earnings	29,589	16,445
Accumulated other comprehensive income	15,987	9,270

Total shareholders’ equity	324,440	301,762

	$873,495	$800,615

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Nine Months Ended
	September 29,	September 30,
	2007	2006
		(Restated)
Cash flows from operating activities

Net income	$13,144	$134,744
Income from discontinued operations	—	(11)

Adjustments to reconcile net income to net cash provided by continuing operating activities:

Depreciation and amortization	15,036	12,932
Stock-based compensation	2,235	3,717
Change in deferred taxes	(4,420)	(99,600)
Fixed asset impairment charges	245	1,200
Gain on disposal of fixed assets	(633)	(4,470)
Increase/decrease:
Accounts receivable	(53,107)	11,844
Inventories	20,979	3,269
Accounts payable	53,114	4,270
Accrued liabilities	(9,047)	(11,814)
Other, net	(2,407)	3,321

Net cash provided by continuing operating activities	35,139	59,402

Cash flows from investing activities
Additions to property, plant and equipment	(5,494)	(14,279)
Acquisitions	—	(153,290)
Proceeds from disposal of fixed assets	3,640	5,730
Distributions from unconsolidated affiliates	884	—

Net cash used for investing activities	(970)	(161,839)

Cash flows from financing activities
Payments on long-term debt	(1,577)	(1,376)
Proceeds from Term Loan	—	78,561
Increase in deferred financing costs	—	(1,076)
Decrease in restricted cash	15	698
Common stock issued, net	2,294	1,955

Net cash provided by financing activities	732	78,762

Net cash provided by operating activities of discontinued operations	285	600
Net cash provided by investing activities of discontinued operations	—	568

Net cash provided by discontinued operations	285	1,168

Effect of exchange rate changes on cash and cash equivalents	5,888	1,967

Net increase (decrease) in cash and cash equivalents	41,074	(20,540)
Cash and cash equivalents at beginning of period	70,208	126,979

Cash and cash equivalents at end of period	$111,282	$106,439

See accompanying Notes to Condensed Consolidated Financial Statements

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statement of Shareholders’ Equity
Unaudited Nine Months Ended September 29, 2007
(In thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Retained	comprehensive
	Shares	Amount	par value	earnings	income	Total

Balance at December 30, 2006	76,450	$76,450	$199,597	$16,445	$9,270	$301,762

Net income	—	—	—	13,144	—	13,144
Stock compensation plans	697	697	2,120	—	—	2,817
Foreign currency translation adjustments, including tax effects	—	—	—	—	6,717	6,717

Balance at September 29, 2007	77,147	$77,147	$201,717	$29,589	$15,987	$324,440

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
     The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 28 manufacturing facilities as of September 29, 2007 that primarily construct factory-built manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of Caledonian Building Systems Limited (“Caledonian”), a manufacturer of steel-framed modular buildings for prisons, military accommodations, hotels and residential units. Caledonian operates four manufacturing facilities in the United Kingdom. The retail segment currently operates 16 retail sales centers that sell manufactured houses to consumers throughout California.
     In the second quarter of 2006 the Company reversed substantially all of its valuation allowance for deferred tax assets. The reversal, as originally reported, resulted in a non-cash tax benefit of $109.7 million. However, in December 2006 it was subsequently reduced effective July 1, 2006, by $7.8 million ($0.10 per share) primarily to eliminate the tax effect of net operating loss carryforwards related to tax deductions for stock option exercises, the benefit of which, when recognized will result in an increase to shareholders’ equity. The financial statements and disclosures for the nine months ended September 30, 2006 contained in this report have been restated for this adjustment.
     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“FAS 157”), Fair Value Measurements. FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy, FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company has not yet determined the effect, if any, that the implementation of FAS 157 will have on results of operations or financial condition.
     In February 2007, the Financial Accounting Standards Board issued Financial Accounting Standard Number 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159.
NOTE 2 – Acquisitions
     On July 31, 2006, the Company acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $31 million in cash plus assumption of certain operating liabilities. On March 31, 2006, the Company acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”) for cash consideration of approximately $23 million. The results of operations of North American and Highland are included in the Company’s results from continuing operations and in its manufacturing segment for periods subsequent to the respective acquisition dates.
     On April 7, 2006, the Company acquired 100% of the capital stock of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) for approximately $100 million in cash, plus potential contingent consideration to be paid over four years from the acquisition date. Based on results for the nine months ended September 29, 2007, it is reasonably possible that contingent consideration of up to $6 million could be earned for the year ending December 29, 2007. The amount of the contingent payment is not calculable until Caledonian’s income statement and balance sheet for the year ended December 29, 2007 have been prepared. The results of operations of Caledonian are included in the Company’s results from continuing operations and in its international segment for periods subsequent to its acquisition date.
     The following table presents unaudited pro forma combined results as if Champion had acquired Highland, Caledonian and North American on January 1, 2006, instead of the actual acquisition dates of March 31, 2006, April 7, 2006 and July 31, 2006, respectively:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
	Unaudited	Unaudited
		(Restated)
Net sales (in thousands)	$348,769	$1,128,607
Net income (in thousands)	9,296	140,321
Diluted income per share	$0.12	$1.81
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
NOTE 3 – Income Taxes
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies accounting for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Under FIN 48, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s best estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The adoption of FIN 48 required no adjustment to opening balance sheet accounts as of December 30, 2006.
     The primary difference between the effective tax rate for the three and nine months ended September 29, 2007 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 18.8% and the inclusion of the following non-recurring items. The income tax provision for the three months ended September 29, 2007, included a $0.6 million tax benefit for the effect on deferred tax liabilities of a UK income tax rate reduction that is effective April 1, 2008, and a $0.2 million tax expense for certain differences between the filed U.S. federal tax return and the U.S. tax provision for 2006. The income tax provision for the three months ended March 31, 2007, included a $0.5 million tax benefit from the settlement of a tax uncertainty during the period. As a result of these items, the effective income tax rates for the three and nine months ended September 29, 2007, were 16.7% and 13.3%, respectively. The annual estimated effective global tax rate for 2007, excluding effects of non-recurring items, was determined after consideration of both the estimated annual pretax results and the related statutory tax rates for the three countries and the various states in which the Company operates.
     The effective tax rate for the nine months ended September 30, 2006 differs from the 35% U.S. federal statutory rate primarily due to adjustments of the deferred tax valuation allowance totaling $108.2 million. Effective July 1, 2006, the Company reversed its valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal, the Company’s pre-tax results are fully tax effected for financial reporting purposes. The reversal, as originally reported, resulted in a non-cash tax benefit of $109.7 million but was subsequently reduced effective July 1, 2006, by $7.8 million primarily to eliminate the tax effect of net operating loss carryforwards related to tax deductions for stock option exercises, the benefit of which, when recognized, will result in an increase to shareholders’ equity. The remainder of the adjustment of the valuation allowance during the period was due to utilization of net operating loss carryforwards.
     As of December 30, 2006, the Company had available U.S. federal net operating loss carryforwards of approximately $174 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2026. As of December 30, 2006, the Company had available state net operating loss carryforwards of approximately $173 million for tax purposes to offset future state taxable income. These carryforwards expire primarily in 2016 through 2026.
     There was no significant income tax expense or benefit related to discontinued operations for the three or nine month periods ended September 29, 2007 and September 30, 2006.
     The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2003.

     Included in the balance sheets at September 29, 2007 and December 30, 2006 are tax accruals of approximately $0.6 million and $1.4 million, respectively, for uncertain tax positions, including $0.3 million of accrued interest and penalties. The decrease in these accruals during the nine months ended September 29, 2007 was primarily related to the settlement of a tax uncertainty. Recognition of any of these unrecognized tax benefits would affect the Company’s effective tax rate. The Company classifies interest and penalties on income tax uncertainties as a component of income tax expense.
NOTE 4 – Inventories, Long-Term Construction Contracts and Other Current Liabilities
     A summary of inventories by component follows:

	September 29,	December 30,
	2007	2006
	(In thousands)
New manufactured homes	$18,495	$27,579
Raw materials	30,361	35,737
Work-in-process	10,473	14,284
Other inventory	22,632	24,750

	$81,961	$102,350

     Other inventory consists of payments made by the retail segment for park spaces and related improvements in manufactured housing communities.
     Included in accounts receivable-trade at September 29, 2007 and December 30, 2006 are uncollected billings of $18.4 million and $5.7 million, respectively, and unbilled revenue of $51.0 million and $18.9 million, respectively, under long-term construction contracts of the Company’s international segment and includes retention amounts totaling $2.6 million and $1.7 million, respectively. Other current liabilities at September 29, 2007 and December 30, 2006 include cash receipts in excess of revenue recognized under these construction contacts of $10.2 million and $5.1 million, respectively.
     Also included in other current liabilities at September 29, 2007 and December 30, 2006 are customer deposits of $10.0 million and $15.4 million, respectively.
NOTE 5 – Product Warranty
     The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing segment as of the balance sheet date. The following table summarizes the changes in accrued product warranty obligations during the nine months ended September 29, 2007 and September 30, 2006. A portion of warranty reserves was classified as other long-term liabilities in the condensed consolidated balance sheets.

	Nine Months Ended
	September 29,	September 30,
	2007	2006
	(In thousands)
Reserves at beginning of period	$36,923	$40,009
Warranty expense provided	30,926	38,094
Reserve adjustment for closed plants	(600)	—
Warranty reserves from acquisitions	—	513
Cash warranty payments	(33,010)	(39,850)

Reserves at end of period	$34,239	$38,766

NOTE 6 – Debt
     Long-term debt consisted of the following:

	September 29,	December 30,
	2007	2006
	(In thousands)
7.625% Senior Notes due 2009	$82,298	$82,298
Term Loan due 2012	70,250	71,000
Sterling Term Loan due 2012	90,210	87,623
Obligations under industrial revenue bonds	12,430	12,430
Other debt	1,027	1,266

Total debt	256,215	254,617
Less: current portion of long-term debt	(2,125)	(2,168)

Long-term debt	$254,090	$252,449

     The Company entered into a senior secured credit agreement with various financial institutions on October 31, 2005, which was amended and restated on April 7, 2006 (the “Restated Credit Agreement”). The Restated Credit Agreement was originally comprised of a $100 million term loan (the “Term Loan”), a £45 million term loan denominated in pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of September 29, 2007, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. During the fourth quarter of 2006, the Term Loan was reduced by $27.8 million due to a voluntary repayment. The Restated Credit Agreement also provides the Company the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. dollars or pounds Sterling. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of the Company’s U.S. operating subsidiaries.
     The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.9 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.13% at September 29, 2007) plus 2.75%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (6.21% at September 29, 2007) plus 2.75%. Letter of credit fees are 2.85% annually and revolver borrowings bear interest either at the prime interest rate plus 1.75% or LIBOR plus 2.75%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
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
     The Restated Credit Agreement contains affirmative and negative covenants. During the second quarter of 2007, the Company entered into a Second Amendment to the Restated Credit Agreement (the “Second Amendment”), which modified certain financial covenants and increased interest rates and letter of credit fees for the second, third and fourth fiscal quarters of 2007. Prior to the Second Amendment, the Company was required to maintain a maximum Leverage Ratio (as defined) of no more than 5.0 to 1 for the first quarter of 2007, 3.25 to 1 for the second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007 and 2.75 to 1 thereafter. The Second Amendment increased the permitted maximum Leverage Ratio for the second, third and fourth fiscal quarters of 2007 to 5.00 to 1. The Leverage Ratio is the ratio of Total Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. Prior to the Second Amendment, the Company was also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 2.25 to 1 in the first quarter of 2007 and 3.0 to 1 thereafter. The Second Amendment reduced the minimum Interest Coverage Ratio to 2.25 to 1 for the second, third and fourth fiscal quarters of 2007. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA for the four-quarter period then ended to its Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should the Company generate Excess Cash Flow (as defined). Violations of any of the covenants in the Restated Credit Agreement, if not cured or waived by the lenders, could result in a demand from the lenders to repay all or a portion of the Term Loans and the termination of the letter of credit and revolving line of credit facilities. In the event this was to occur, the Company would seek to refinance the related indebtedness. As of September 29, 2007, the Company was in compliance with all Restated Credit Agreement covenants as amended and expects to remain in compliance with all Restated Credit Agreement covenants, as amended, for at least the next four quarters.
     The Second Amendment increased the interest rate on the Term Loan, the Sterling Term Loan and the revolving line of credit by 0.25% and increased annual letter of credit fees by 0.25% through approximately February 15, 2008. These revisions are reflected in the rates specified above. Subsequent to February 15, 2008 the interest rate on the Term Loan and the revolving line of credit will be LIBOR plus from 2.25% to 2.75%, the Sterling Term Loan will be UK LIBOR plus from 2.25% to 2.75% and annual letter of credit fees will be from 2.35% to 2.85%, depending on the Company’s Leverage Ratio at the beginning of each quarterly period.

     The Senior Notes due 2009 are secured equally and ratably with obligations under the Restated Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants, which, among other things, limit the Company’s ability to incur additional secured indebtedness and incur liens on assets.
NOTE 7 – Contingent Liabilities
     As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at September 29, 2007, was estimated to be approximately $210 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates that will not be paid. Losses incurred on homes repurchased totaled approximately $0.1 million for the nine months ended September 29, 2007 and September 30, 2006.
     At September 29, 2007 the Company was contingently obligated for approximately $55.7 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $19.8 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the condensed consolidated balance sheet.
     At September 29, 2007, certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates, none of which was reflected in the condensed consolidated balance sheet. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.
     The Company’s 2006 acquisition of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) included provisions for potential contingent consideration to be paid over four years from the acquisition date. Based on results for the nine months ended September 29, 2007, it is reasonably possible that contingent consideration of up to $6 million could be earned for the year ending December 29, 2007. The amount of the contingent payment is not calculable until Caledonian’s income statement and balance sheet for the year ended December 29, 2007 have been prepared.
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
NOTE 8 – Earnings Per Share, Stock Options and Stock-Based Incentive Plans
     The Company’s potentially dilutive securities during the three and nine months ended September 29, 2007 and September 30, 2006 consisted of outstanding stock options and awards. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
				(Restated)
Numerator:

Net income	$12,925	$9,015	$13,144	$134,744
Loss (income) from discontinued operations	—	13	—	(11)

Income from continuing operations available to common shareholders for basic and diluted EPS	12,925	9,028	13,144	134,733

(Loss) income from discontinued operations available to common shareholders for basic and diluted EPS	—	(13)	—	11

Income available to common shareholders for basic and diluted EPS	$12,925	$9,015	$13,144	$134,744

Denominator:
Shares for basic EPS—weighted average shares outstanding	77,062	76,456	76,804	76,304
Plus dilutive securities:
Stock options and awards	786	1,030	812	1,208

Shares for diluted EPS	77,848	77,486	77,616	77,512

     The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees, directors and others. Stock options were granted below, at, or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions. Awards of performance shares and restricted stock are accounted for by valuing shares expected to vest at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation cost totaled $0.7 million and $2.2 million for the three and nine months ended September 29, 2007, respectively, and $0.4 million and $3.7 million for the three and nine months ended September 30, 2006, respectively, and is included in general and administrative expenses.
     The following table summarizes the changes in outstanding stock options for the three and nine months ended September 29, 2007:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)
Outstanding at December 30, 2006	1,732	$9.84
Exercised	(163)	2.85	$976
Forfeited	(98)	17.18
Expired	(28)	17.18

Outstanding at March 31, 2007	1,443	9.99
Exercised	(98)	9.75	$99
Forfeited	(22)	20.39
Expired	(49)	20.12

Outstanding at June 30, 2007	1,274	9.46
Exercised	(230)	3.75	$1,970
Forfeited	(10)	19.75
Expired	(151)	14.00

Outstanding at September 29, 2007	883	$10.06

     Cash in the amount of $2.3 million and $2.0 million was received from the exercise of stock options during the nine months ended September 29, 2007 and September 30, 2006, respectively. No tax benefits were recognized in the financial statements from these stock option exercises due to the Company’s net operating loss carryforwards.
     As of September 29, 2007, outstanding stock awards consisted of 1,338,000 performance awards, 69,000 restricted stock awards and 103,050 other stock awards. The performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2005 through 2007, 2006 through 2008 and 2007 through 2009. For the nine months ended September 29, 2007, a total of 323,616 common shares vested, of which 221,354 shares were issued, net of taxes, relating to performance shares with three-year targets for 2004 through 2006 and 23,104 other stock awards vested. In addition, in 2007 a total of 540,000 performance shares were granted for the 2007 through 2009 three-year program.
NOTE 9 – Segment Information
     The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them primarily based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income to consolidated income from continuing operations before income taxes for the three and nine months ended September 29, 2007 and September 30, 2006 are as follows:

	Three Months Ended
	September 29,	September 30,
	2007	2006
	(In thousands)
Net sales:
Manufacturing segment	$260,379	$293,417
International segment	85,286	30,946
Retail segment	18,233	31,391
Less: intercompany	(6,200)	(9,300)

Consolidated net sales	$357,698	$346,454

Income from continuing operations before income taxes:
Manufacturing segment income	$20,228	$19,553
International segment income	6,362	1,959
Retail segment income	689	2,425
General corporate expenses	(6,665)	(7,184)
Amortization of intangible assets	(1,454)	(1,122)
Interest expense, net	(3,853)	(4,214)
Intercompany profit eliminations	200	200

Consolidated income from continuing operations before income taxes	$15,507	$11,617

	Nine Months Ended
	September 29,	September 30,
	2007	2006
	In thousands)
Net sales:
Manufacturing segment	$717,994	$945,011
International segment	188,704	58,077
Retail segment	57,657	93,712
Less: intercompany	(16,500)	(33,100)

Consolidated net sales	$947,855	$1,063,700

Income from continuing operations before income taxes:
Manufacturing segment income	$37,541	$66,558
International segment income	13,944	3,158
Retail segment income	2,227	6,317
General corporate expenses	(23,360)	(24,406)
Amortization of intangible assets	(4,273)	(2,513)
Interest expense, net	(11,616)	(10,295)
Intercompany profit eliminations	700	(800)

Consolidated income from continuing operations before income taxes	$15,163	$38,019

NOTE 10 – Discontinued Operations
     Discontinued operations consist of traditional retail sales centers that were closed or sold prior to 2006 and the Company’s former consumer finance business, which was exited in 2003. Discontinued operations had no significant activity for the three and nine months ended September 29, 2007 and September 30, 2006, respectively. As of September 29, 2007 and December 30, 2006, the assets and liabilities of discontinued operations consisted of inventory and other current assets totaling $0.4 million and $0.5 million, respectively, that were included in other current assets; other non-current assets totaling $0.4 million and $1.1 million, respectively, that were included in other non-current assets; and other current liabilities totaling $2.2 million and $2.6 million, respectively, that were included in other current liabilities.
NOTE 11 – Restructuring Charges
     Restructuring charges totaling $1.3 million for the nine months ended September 29, 2007 were recorded in connection with the closure of a manufacturing plant in Pennsylvania in the first quarter and consisted of severance costs totaling $0.9 million, a fixed asset impairment charge of $0.2 million and an inventory write-down of $0.2 million. The inventory write-down of $0.2 million was included in cost of sales.

Severance costs are related to the termination of substantially all 160 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act. For the nine months ended September 30, 2006, restructuring charges consisted of plant impairment charges of $1.2 million recorded in connection with the closure of one manufacturing plant.
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

Nine Months Ended
September 29,
2007
(In thousands)
Balance at beginning of year	$1,018

Additions:
Severance	873

Cash payments:
Warranty	(707)
Severance and other costs	(873)
Reversals—warranty	(225)
Reversals—other costs	(86)

Balance September 29, 2007	$—

NOTE 12 – Total Comprehensive Income
     Total comprehensive income for the three and nine months ended September 29, 2007 and September 30, 2006 consists of the following:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
				(Restated)
Net income	$12,925	$9,015	$13,144	$134,744
Other comprehensive income:

Foreign currency translation adjustments, net of income taxes	3,333	1,160	6,717	3,661

Total comprehensive income	$16,258	$10,175	$19,861	$138,405

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three and Nine Months Ended September 29, 2007
versus the Three and Nine Months Ended September 30, 2006
Overview
     We are a leading producer of factory-built housing in the United States. We are also a leading producer, in the United Kingdom, of steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. As of September 29, 2007, our North American manufacturing segment (the “manufacturing segment”) consisted of 28 homebuilding facilities in 16 states and two provinces in western Canada. As of September 29, 2007, our homes were sold through independent sales centers, builders and developers across the U.S. and western Canada and through our retail segment that operates 16 sales offices in California.
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
     On July 31, 2006 we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $31 million in cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates two plants in Virginia. On March 31, 2006, we acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes that operates one plant in Minnesota, for cash consideration of approximately $23 million. North American and Highland are included in our manufacturing segment.
     For the quarter ended September 29, 2007, our international segment reported record sales and segment income, our manufacturing segment income improved slightly on sales volume that was 11% lower than in the third quarter of 2006 and our retail segment reported lower sales and segment income than in the quarter ended September 30, 2006. Our manufacturing and retail segments continue to be affected by challenging housing market conditions in the U.S. and California, respectively. However, during the third quarter of 2007 our manufacturing segment continued to enjoy high sales volumes in Canada due to strong market conditions as homes sold in Canada during the period increased 38% compared to the same period in 2006.
     For the quarter ended September 29, 2007, consolidated net sales improved by $11.2 million over the third quarter of 2006 as significant revenue growth at the international segment exceeded sales declines at the manufacturing and retail segments. Pretax income from continuing operations for the quarter ended September 29, 2007 was $15.5 million, an increase of $3.9 million versus the comparable quarter of 2006, resulting primarily from higher income at our international segment. For the third quarter of 2007, manufacturing segment income improved to 7.8% of sales, up slightly from the third quarter of 2006 on lower sales. Manufacturing segment results for the quarter ended September 30, 2006, included restructuring charges of $1.2 million for the closure of one manufacturing plant.
     For the nine months ended September 29, 2007, consolidated net sales declined $115.8 million from the comparable period of 2006 and pretax income from continuing operations totaled $15.2 million, a decrease of $22.9 million from the comparable period of 2006. The sales decline was primarily due to lower sales in the manufacturing and retail segments, partially offset by higher sales in the international segment. Most of the income reduction occurred in the first quarter of 2007 in the manufacturing segment, where difficult housing market conditions resulted in low levels of orders, poor plant capacity utilization and production inefficiencies. As a result, we closed one homebuilding facility in Florida and one in Pennsylvania and recorded $1.3 million of restructuring charges relating to one of the plant closures compared to $1.2 million of restructuring charges for the comparable period in 2006 relating to one plant closure.

     Pretax results for the nine months ended September 29, 2007 included a net gain of $0.6 million, primarily from the sale of two idle plants, compared to net gains of $4.5 million for the comparable period of 2006, primarily from the sale of investment property in Florida and three idle plants. Our results for the 2006 period were favorably impacted by the sale of 627 homes to the Federal Emergency Management Agency (“FEMA”) in connection with its hurricane relief efforts, which resulted in approximately $23.0 million of revenue, including delivery.
     Effective July 1, 2006, we reversed substantially all of our valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal, our pre-tax results are fully tax effected for financial reporting purposes.
     We continue to focus on matching our manufacturing segment capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.

Consolidated Results of Operations

	Three Months Ended
	September 29,	September 30,	%
	2007	2006	Change
	(Dollars in thousands)
Net sales

Manufacturing segment	$260,379	$293,417	(11%)
International segment	85,286	30,946	176%
Retail segment	18,233	31,391	(42%)
Less: intercompany	(6,200)	(9,300)	(33%)

Total net sales	$357,698	$346,454	3%

Gross margin	$60,896	$56,891	7%
Selling, general and administrative expenses (“SG&A”)	40,082	38,738	3%
Restructuring charges	—	1,200	(100%)
Amortization of intangible assets	1,454	1,122	30%

Operating income	19,360	15,831	22%
Interest expense, net	3,853	4,214	(9%)

Income from continuing operations before income taxes	$15,507	$11,617	33%

As a percent of net sales
Gross margin	17.0%	16.4%
SG&A	11.2%	11.2%
Operating income	5.4%	4.6%
Income from continuing operations before income taxes	4.3%	3.4%

	Nine Months Ended
	September 29,	September 30,	%
	2007	2006	Change
	(Dollars in thousands)
Net sales

Manufacturing segment	$717,994	$945,011	(24%)
International segment	188,704	58,077	225%
Retail segment	57,657	93,712	(38%)
Less: intercompany	(16,500)	(33,100)	(50%)

Total net sales	$947,855	$1,063,700	(11%)

Gross margin	$144,781	$168,023	(14%)
Selling, general and administrative expenses (“SG&A”)	112,629	115,996	(3%)
Restructuring charges	1,100	1,200	(8%)
Amortization of intangible assets	4,273	2,513	70%

Operating income	26,779	48,314	(45%)
Interest expense, net	11,616	10,295	13%

Income from continuing operations before income taxes	$15,163	$38,019	(60%)

As a percent of net sales
Gross margin	15.3%	15.8%
SG&A	11.9%	10.9%
Operating income	2.8%	4.5%
Income from continuing operations before income taxes	1.6%	3.6%

     Consolidated net sales for the three months ended September 29, 2007 increased $11.2 million versus the comparable period in 2006 as the $54.3 million increase in sales in the international segment was partially offset by decreases in sales in the manufacturing and retail segments.
     Gross margin for the three months ended September 29, 2007 increased $4.0 million from the comparable period in 2006 primarily as a result of higher sales in the international segment, partially offset by a slight decrease in manufacturing segment gross margin and by lower gross margin in the retail segment due to a 42% decline in sales. Manufacturing segment gross margin declined slightly as the effect of 11% lower sales was substantially offset by cost improvements, manufacturing efficiencies and stronger Canadian results.
     SG&A for the three months ended September 29, 2007 increased 3% over the 2006 period primarily as a result of higher compensation costs in the international segment due to substantially higher sales and earnings, partially offset by lower SG&A expenses in the manufacturing and retail segments and lower general corporate expenses.
     Consolidated net sales for the nine months ended September 29, 2007 decreased $115.8 million from the comparable period in 2006 primarily due to lower sales volumes from the manufacturing and retail segments, partially offset by a $130.6 million increase in sales at our international segment. Consolidated net sales for the nine months ended September 29, 2007 included sales from the 2006 acquisitions, however, sales in the comparable period of 2006 included only two months of sales for North American and only second and third quarter sales for Caledonian and Highland. In the first nine months of 2006, manufacturing segment results also included non-recurring sales of approximately $23.0 million to FEMA.
     Gross margin for the nine months ended September 29, 2007 decreased $23.2 million versus the comparable period in 2006 primarily as a result of lower gross margin in the manufacturing and retail segments due to lower sales, which was partially offset by incremental gross margin contributed by the acquisitions and increased gross margin from higher sales in the international segment. Additionally in the first quarter of 2007, the manufacturing segment saw a significant reduction in sales and gross margin versus the first quarter of 2006 resulting from low incoming order rates and levels of unfilled orders as a result of the difficult housing market conditions in the U.S. and weather conditions in many parts of the country. During the first quarter of 2007, our U.S. plants operated at only 44% of capacity resulting in manufacturing inefficiencies.
     SG&A for the nine months ended September 29, 2007 decreased 3% compared to the same period in 2006 primarily as a result of lower sales in the manufacturing and retail segments and reductions in retail SG&A, which was partially offset by incremental SG&A from the acquisitions and the effects of higher sales in the international segment. During the 2007 period, SG&A was reduced by net gains of $0.6 million, primarily from the sale of two idle plants. SG&A for the nine months ended September 30, 2006 was reduced by net gains of $4.5 million, primarily from the sale of investment property and three idle plants.
     The inclusion of the 2006 acquisitions in our consolidated results, since their respective acquisition dates, contributed to an increase in net sales and gross margin during the three and nine months ended September 29, 2007 as compared to the corresponding periods of 2006. On a pro forma basis, assuming we had owned these acquisitions as of the beginning of 2006, consolidated net sales for the three months ended September 29, 2007 would have increased by 3% versus the comparable period in 2006 compared to a similar increase in the table above. Consolidated net sales for the nine months ended September 29, 2007 would have decreased by 16% versus the comparable period in 2006 compared to a decrease of 11% reported in the table above. Pro forma gross margin for the three months ended September 29, 2007 would have increased by 6% versus the comparable period in 2006 compared to an increase of 7% reported in the table above. Pro forma gross margin for the nine months ended September 29, 2007 would have decreased by 20% versus the comparable period in 2006 compared to a decrease of 14% reported in the table above.
Manufacturing Segment
     We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	September 29,	September 30,	%
	2007	2006	Change
Manufacturing segment net sales (in thousands)	$260,379	$293,417	(11%)
Manufacturing segment income (in thousands)	$20,228	$19,553	3%
Manufacturing segment margin %	7.8%	6.7%

Homes and units sold:
HUD code homes	2,808	3,587	(22%)
Modular homes and units	980	1,215	(19%)
Canadian homes	441	319	38%
Other units	29	15	93%

Total homes and units sold	4,258	5,136	(17%)

Floors sold	8,073	9,917	(19%)

Multi-section mix	77%	82%

Average unit selling price, excluding delivery	$54,800	$52,400	5%

	Nine Months Ended
	September 29,	September 30,	%
	2007	2006	Change
Manufacturing segment net sales (in thousands)	$717,994	$945,011	(24%)
Manufacturing segment income (in thousands)	$37,541	$66,558	(44%)
Manufacturing segment margin %	5.2%	7.0%

Homes and units sold:

HUD code homes	7,720	12,537	(38%)
Modular homes and units	2,749	3,455	(20%)
Canadian homes	1,215	857	42%
Other units	51	58	(12%)

Total homes and units sold	11,735	16,907	(31%)

Floors sold	22,536	32,279	(30%)

Multi-section mix	78%	80%

Average unit selling price, excluding delivery	$55,000	$51,100	8%

Manufacturing facilities at end of period	28	31
     Manufacturing segment net sales for the three months ended September 29, 2007 decreased 11% from net sales in the comparable period of the prior year primarily due to a 21% reduction in the number of homes we sold in the U.S. and the operation of fewer manufacturing plants. Partially offsetting these decreases were higher average selling prices in 2007 and increased sales in western Canada due to favorable market conditions. Average manufacturing selling prices increased in 2007 as compared to 2006 as a result of product mix, including sales of higher priced modular homes and military housing units and increased sales of higher priced Canadian homes, in addition to price increases in Canada.
     Manufacturing segment income for the three months ended September 29, 2007 increased slightly from the comparable period of 2006 primarily as a result of higher average selling prices, reduced self-insurance costs, stronger Canadian results and our actions to improve operating efficiency, control costs and improve or eliminate under-performing operations. Since May 31, 2006, we have closed or idled six U.S. plants. During the third quarter of 2007, our plants operated at 60% of capacity compared to 64% for the same period a year ago. The operational improvements we made partially offset reduced segment income from lower production and sales volumes in the U.S. Manufacturing segment income for the third quarter of 2006 included $1.2 million of restructuring charges related to the closure of one plant.
     Manufacturing net sales for the nine months ended September 29, 2007 decreased 24% from net sales in the comparable period of the prior year due to a 34% reduction in the number of homes we sold in the U.S., including approximately $23.0 million of non-recurring revenue from the sale of homes to FEMA in the first quarter of 2006, and the operation of fewer manufacturing plants. Partially offsetting these decreases were higher average selling prices in 2007, increased sales in Canada and the inclusion of incremental sales from Highland and North American in 2007 results. Difficult U.S. housing markets during the first nine months of 2007 contributed to lower sales volumes at most of our U.S. plants. Average manufacturing selling prices increased in 2007 as compared to 2006 as a result of product mix and the inclusion of sales to FEMA at a lower average selling price in 2006. Product mix in 2007 included sales of higher priced modular homes, military housing units and increased sales of higher priced Canadian homes.
     Manufacturing segment income for the nine months ended September 29, 2007 decreased $29.0 million from the comparable period of 2006 primarily from poor results in the first quarter of 2007 when manufacturing segment income declined $25.9 million versus the first quarter of 2006. Our U.S. plants operated at only 44% of capacity for the first quarter of 2007, resulting in an increase in the number of days of production downtime and production inefficiencies. These conditions resulted in the closure of two plants in the first quarter of 2007, one of which resulted in the recording of restructuring charges totaling $1.3 million. For the nine months ended September 29, 2007, our Canadian plants have realized increased income from higher sales and price increases in a strong market. Results for the nine months ended September 29, 2007 included a net gain of $0.6 million, primarily from the sale of two idle plants and $1.3 million of restructuring charges from the closure of one plant. Results for the nine months ended September 30, 2006 included net gains of $4.5 million, primarily from the sale of investment property in Florida and three idle plants and restructuring charges of $1.2 million related to the closure of one plant.
     Restructuring charges in the nine months ended September 29, 2007 consisted of severance costs totaling $0.9 million, a fixed asset impairment charge of $0.2 million and an inventory write-down of $0.2 million. The inventory write-down of $0.2 million was included in cost of sales. Severance costs are related to the termination of substantially all 160 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act.
     The inclusion of the 2006 acquisitions in manufacturing segment results since their respective acquisition dates contributed to an increase in net sales and segment income during the three and nine months ended September 29, 2007 over the corresponding period of 2006. On a pro forma basis, assuming we had owned these companies as of the beginning of 2006, manufacturing segment net sales for the three and nine months ended September 29, 2007 would have decreased by 12% and 26%, respectively, versus the three and nine months ended September 30, 2006, compared to the decreases of 11% and 24% reported in the table above. Pro forma manufacturing segment income for the three months ended September 29, 2007 would have increased by 2% compared to an increase of 3% for the same period in 2006, as reported in the table above. Pro forma manufacturing segment income for the nine months ended September 29, 2007 would have decreased by 47% compared to a decrease of 44% for the same period in 2006, as reported in the table above.
     Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing segment orders for homes at September 29, 2007 totaled approximately $64 million for the 28 plants in operation compared to $78 million at September 30, 2006 for the 31 plants in operation. Current unfilled orders are concentrated primarily at nine manufacturing locations. The majority of our other plants are currently operating with two weeks or less of unfilled orders.
International Segment
     We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	September 29,	September 30,	%
	2007	2006	Change
	(Dollars in thousands)
International segment net sales	$85,286	$30,946	176%
International segment income	$6,362	$1,959	225%
International segment margin %	7.5%	6.3%

	Nine Months Ended
	September 29,	September 30,
	2007	2006
	(Dollars in thousands)
International segment net sales	$188,704	$58,077	225%
International segment income	$13,944	$3,158	342%
International segment margin %	7.4%	5.4%
     Sales for the three and nine months ended September 29, 2007 increased over the comparable periods of 2006 primarily due to increased custodial projects and military revenues. Also contributing to the sales increase in the 2007 periods was the effects of the strengthening of the UK currency versus the U.S. dollar. Due to the acquisition date of April 7, 2006, international segment results for the nine months ended September 30, 2006 included only sales made in the second and third quarters of 2006. For the three and nine months ended September 29, 2007, approximately 81% of international segment revenue was derived from custodial (prison) and military housing projects. The balance of revenue is attributable to residential and hotel projects. Custodial projects generally include a higher level of revenues from site-work than the segment’s other product lines. During the third quarter of 2007, revenues from site-work exceeded revenues from factory production.
     Segment income, as a percent of sales, for the 2007 periods improved as a result of higher production levels, product line mix, the mix of factory production revenue versus site-work revenue and the stage of completion of the projects. Firm contracts and orders pending contracts under framework agreements totaled approximately $275 million at September 29, 2007.
     A flood damaged a large number of completed and in-process modules in June 2007, resulting in the loss of approximately $4.0 million of revenue in the second quarter. Damage from the flood is expected to be covered by insurance. During the third quarter of 2007 most of the damaged modules were repaired or replaced.
     On a pro forma basis, assuming we had owned this company as of the beginning of 2006, international segment net sales for the nine months ended September 29, 2007 would have increased by 92% versus the nine months ended September 30, 2006, compared to the increase of 225% reported in the table above. Pro forma international segment income for the nine months ended September 29, 2007 would have increased by 165% versus the nine months ended September 30, 2006, compared to the increase of 342% reported in the table above.
Retail Segment
     We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	September 29,	September 30,	%
	2007	2006	Change
Retail segment net sales (in thousands)	$18,233	$31,391	(42%)
Retail segment income (in thousands)	$689	$2,425	(72%)
Retail segment margin %	3.8%	7.7%

New homes sold	100	167	(40%)

% Champion produced new homes sold	84%	87%

New home multi-section mix	99%	99%

Average new home retail price	$179,600	$186,900	(4%)

	Nine Months Ended
	September 29,	September 30,	%
	2007	2006	Change
Retail segment net sales (in thousands)	$57,657	$93,712	(38%)
Retail segment income (in thousands)	$2,227	$6,317	(65%)
Retail segment margin %	3.9%	6.7%

New homes sold	295	495	(40%)

% Champion produced new homes sold	87%	87%

New home multi-section mix	98%	97%

Average new home retail price	$190,900	$188,500	1%

Sales centers at end of period	16	19
     Retail segment sales for the three and nine months ended September 29, 2007 decreased versus the comparable periods last year primarily due to selling fewer homes as a result of the continuing difficult housing market conditions in California and the operation of fewer sales centers. Average selling prices in the third quarter of 2007 declined 4% from average selling prices in the third quarter of 2006, due to market conditions, selling less expensive homes and selling aged units. During the third quarter of 2007, two sales locations were consolidated and one new sales location was opened.
     Retail segment income for the three and nine months ended September 29, 2007 decreased compared to the comparable periods in 2006 as gross margin was reduced due to lower sales volume, partially offset by lower SG&A costs. Gross margin as a percent of sales for the third quarter of 2007 was comparable to the gross margin percentage in the third quarter of 2006. Gross margin percentage for the nine months ended September 29, 2007 was lower than in the comparable period of 2006, due in part to pricing pressure from generally difficult market conditions and sales of aged inventory. SG&A costs declined for the three and nine month periods of 2007 versus the comparable periods of 2006 primarily resulting from lower sales commissions and incentive compensation.
Discontinued Operations
     Results of discontinued operations for the three and nine months ended September 29, 2007 and September 30, 2006 were insignificant.
General Corporate Expenses
     General corporate expenses for the quarter ended September 29, 2007 declined $0.5 million from the amount in the third quarter of 2006, primarily as a result of lower information technology costs and legal and professional expenses, partially offset by higher financing related costs and compensation costs, including incentives and stock based compensation. General corporate expenses for the nine months ended September 29, 2007 declined $1.0 million from the amount for the comparable period of 2006, primarily as a result of lower information technology costs and compensation costs, including incentives and stock based compensation, partially offset by higher legal and professional expenses and financing related costs.
Interest Income and Interest Expense
     For the three months ended September 29, 2007, interest expense was lower than the comparable period in 2006 due to lower average indebtedness in 2007 period resulting from the voluntary repayment of $27.8 million for our Term Loan due 2012 and the redemption of $7.0 million of Senior Notes due 2009 in the fourth quarter of 2006, partially offset by higher interest rates in 2007. Interest income for the three months ended September 29, 2007 was slightly higher than the comparable period of 2006 due to higher cash investment balances and interest rates.
     For the nine months ended September 29, 2007, interest expense was higher than the comparable period in 2006 due to comparable average borrowings but higher interest rates. Interest income in the 2007 year to date period was lower than in 2006 due primarily to a decrease in average invested cash partially offset by higher interest rates.
Income Taxes
     The primary difference between the effective tax rate for the three and nine months ended September 29, 2007 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 18.8% and the inclusion of the following non-recurring items. The income tax provision for the three months ended September 29, 2007, included a $0.6 million tax benefit for the effect on deferred tax liabilities of a UK income tax rate reduction and a $0.2 million tax expense for certain differences between the filed U.S. federal tax return and the U.S. tax provision for 2006. The income tax provision for the three months ended March 31, 2007, included a $0.5 million tax benefit from the settlement of a tax uncertainty during the period. As a result of these items, the effective income tax rates for the three and nine months ended September 29, 2007, were 16.7% and 13.3%, respectively. The annual estimated effective global tax rate for 2007, excluding effects of non-recurring items, was determined after consideration of both the estimated annual pretax results and the related statutory tax rates for the three countries and the various states in which the Company operates.
     The effective tax rate for the nine months ended September 30, 2006 differs from the 35% U.S. federal statutory rate primarily due to adjustments of the deferred tax valuation allowance totaling $108.2 million. Effective July 1, 2006, the Company reversed its valuation allowance for deferred tax assets after determining that realization of the deferred tax assets was more likely than not. Subsequent to this reversal, the Company’s pre-tax results are fully tax effected for financial reporting purposes. The reversal, as originally reported, resulted in a non-cash tax benefit of $109.7 million but was subsequently reduced effective July 1, 2006, by $7.8 million primarily to eliminate the tax effect of net operating loss carryforwards related to tax deductions for stock option exercises, the benefit of which, when recognized, will result in an increase to shareholders’ equity. The remainder of the adjustment of the valuation allowance during the period was due to utilization of net operating loss carryforwards.
     As of December 30, 2006, we had available federal net operating loss carryforwards of approximately $174 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2026.
Liquidity and Capital Resources
     Unrestricted cash balances totaled $111.3 million at September 29, 2007. During the first nine months of 2007, continuing operating activities provided $35.1 million of cash. During the nine months ended September 29, 2007, accounts receivable and accounts payable each increased by approximately $53.1 million primarily due to increased volume in the international segment and seasonal increases in the manufacturing segment. Inventories decreased by $21.0 million primarily due to an inventory reduction program in the manufacturing and retail segments and two plant closures during the period. Other cash provided during the period included $3.6 million of property sales proceeds that resulted primarily from the sale of two idle plants and $2.3 million of cash received from stock option exercises. Other cash used during the period included $5.5 million for capital expenditures, a $9.0 million net reduction in accrued liabilities and $1.6 million of payments on long-term debt.
     We entered into a senior secured credit agreement with various financial institutions on October 31, 2005, which was amended and restated on April 7, 2006, (the “Restated Credit Agreement”). The Restated Credit Agreement was originally comprised of a $100 million term loan (the “Term Loan”), a £45 million term loan denominated in pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of September 29, 2007 letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. During the fourth quarter of 2006, the Term Loan was reduced by $27.8 million due to a voluntary repayment. The Restated Credit Agreement also provides us with the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. dollars or pounds Sterling. The Restated Credit Agreement is secured by a first security interest in substantially all of the assets of our U.S. operating subsidiaries.
     The Restated Credit Agreement requires annual principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.9 million due in equal quarterly installments. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (5.13% at September 29, 2007) plus 2.75%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (6.21% at September 29, 2007) plus 2.75%. Letter of credit fees are 2.85% annually and revolver borrowings bear interest either at the prime interest rate plus 1.75% or LIBOR plus 2.75%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
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
     The Restated Credit Agreement contains affirmative and negative covenants. During the second quarter of 2007, we entered into a Second Amendment to the Restated Credit Agreement (the “Second Amendment”), which modified certain financial covenants and increased interest rates and letter of credit fees for the second, third and fourth fiscal quarters of 2007. Prior to the Second Amendment, we were required to maintain a maximum Leverage Ratio (as defined) of no more than 5.0 to 1 for the first quarter of 2007, 3.25 to 1 for the second and third fiscal quarters of 2007, 3.0 to 1 for the fourth fiscal quarter of 2007 and 2.75 to 1 thereafter. The Second Amendment increased the permitted maximum Leverage Ratio for the second, third and fourth fiscal quarters of 2007 to 5.00 to 1. The Leverage Ratio is the ratio of our Total Debt (as defined) on the last day of a fiscal quarter to our EBITDA (as defined) for the four-quarter period then ended. Prior to the Second Amendment, we were also required to maintain a minimum Interest Coverage Ratio (as defined) of not less than 2.25 to 1 in the first quarter of 2007 and 3.0 to 1 thereafter. The Second Amendment reduced the minimum Interest Coverage Ratio to 2.25 to 1 for the second, third and fourth fiscal quarters of 2007. The Interest Coverage Ratio is the ratio of our consolidated EBITDA for the four-quarter period then ended to our Cash Interest Expense (as defined) over the same four-quarter period. In addition, annual mandatory prepayments are required should we generate Excess Cash Flow (as defined). As of September 29, 2007, we were in compliance with all Restated Credit Agreement covenants, as amended. We expect to remain in compliance with all Restated Credit Agreement covenants, as amended, for at least the next four quarters. Violations of any of the covenants in the Restated Credit Agreement, if not cured or waived by the lenders, could result in a demand from the lenders to repay all or a portion of the Term Loans and the termination of the letter of credit and revolving line of credit facilities. In the event this was to occur, we would seek to refinance the related indebtedness.
     The Second Amendment increased the interest rate on the Term Loan, the Sterling Term Loan and the revolving line of credit by 0.25% and increased annual letter of credit fees by 0.25% for the second, third and fourth fiscal quarters of 2007. These revisions are reflected in the rates specified above.
     The Senior Notes due 2009 are secured equally and ratably with our obligations under the Restated Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. The indenture governing the Senior Notes due 2009 contains covenants that, among other things, limit our ability to incur additional secured indebtedness and incur liens on assets.
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
     Unless business conditions improve significantly, we expect to spend no more than $3.0 million on capital expenditures during the remainder of 2007. We do not plan to pay cash dividends on our common stock in the near term. We may continue to use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions.
Contingent liabilities and obligations
     We had significant contingent liabilities and obligations at September 29, 2007, including surety bonds and letters of credit totaling $75.6 million, reimbursement obligations by certain of our consolidated subsidiaries of approximately $2.5 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.
     We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of September 29, 2007 was approximately $210 million, without reduction for the resale value of the homes. As of

September 29, 2007, our independent retailer with the largest contingent repurchase obligation had approximately $6.9 million of inventory subject to repurchase for up to 18 months from date of invoice. As of September 29, 2007 our next 24 largest independent retailers had aggregate inventory of approximately $45.2 million subject to repurchase for up to 18 months from date of invoice, with individual amounts ranging from approximately $0.9 million to $4.2 million per retailer. For the nine months ended September 29, 2007, we paid $1.0 million and incurred a loss of approximately $0.1 million for the repurchase of 20 homes. In the comparable period last year, we paid $1.4 million and incurred a loss of approximately $0.1 million for the repurchase of 19 homes.
     Our 2006 acquisition of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”) included provisions for potential contingent consideration to be paid over four years from the acquisition date. Based on results for the nine months ended September 29, 2007, it is reasonably possible that contingent consideration of up to $6 million could be earned for the year ending December 29, 2007. The amount of the contingent payment is not calculable until Caledonian’s income statement and balance sheet for the year ended December 29, 2007 have been prepared.
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
Summary of liquidity and capital resources
     At September 29, 2007, our unrestricted cash balances totaled $111.3 million and we had unused availability of $40.0 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $151.3 million. We expect that our cash balances and cash flow from operations for the next two years will be adequate to fund our operations, capital expenditures and any acquisition related contingent consideration payments during that period. However, our Senior Notes, of which $82.3 million were outstanding at September 29, 2007, must be repaid on or before maturity in May 2009. During the next two years we may use a portion of our cash balances and cash flow from operations to reduce Senior Notes outstanding or seek to refinance all or a portion of our indebtedness.
     We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.
Critical Accounting Policies
     For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2006. There have been no material changes to our critical accounting policies described in such Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 is effective beginning with our 2007 fiscal year. FIN 48 clarifies accounting for uncertain tax positions utilizing a “more likely than not” recognition threshold for tax positions. Under FIN 48, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our best estimate of the ultimate tax benefit that will be sustained if audited by the taxing authority. Our adoption of FIN 48, effective January 1, 2007, required no adjustment to opening balance sheet accounts as of December 30, 2006.
     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“FAS 157”), Fair Value Measurements. FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the effect, if any, that the implementation of FAS 157 will have on our results of operations or financial condition.

     In February 2007, the Financial Accounting Standards Board issued Financial Accounting Standard Number 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 , which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of adopting FAS 159.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our debt obligations under the Restated Credit Agreement are currently subject to variable rates of interest based on both U.S. and UK LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.6 million, assuming average related debt of $160.5 million, which was the amount of outstanding borrowings at September 29, 2007.
     Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at September 29, 2007.
     Our approach to managing interest rate risk includes balancing our borrowings between fixed rate and variable rate debt. At September 29, 2007, we had $82.3 million of Senior Notes at a fixed rate and $160.5 million of Term Loans at a variable rate.
     We are exposed to foreign exchange risk with our factory-built housing operations in Canada and our international segment in the UK. Our Canadian operations had net sales during the twelve months ended September 29, 2007 totaling $Can 103 million. Assuming future annual Canadian sales equal to sales made during the last twelve months, a change of 1.0% in exchange rates between U.S. and Canadian dollars would change consolidated sales by approximately $Can 1.0 million. Our international segment had sales during the twelve months ended September 29, 2007 totaling £112 million (pounds Sterling). Assuming future annual UK sales equal to sales made during the last twelve months, a change of 1.0% in exchange rates between the U.S. dollar and the British pound Sterling would change consolidated sales by approximately £1.1 million (pounds Sterling). Net income of the Canadian and UK operations would also be affected by changes in exchange rates.
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
Item 4. Controls and Procedures.
     As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended September 29, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We completed implementation of a new enterprise resource planning (“ERP”) system for our manufacturing segment during the first quarter of 2007, except for the 2006 acquisitions. Caledonian implemented a new ERP and accounting system in the second quarter of 2007. Management does not currently believe that these system implementations will adversely affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended December 30, 2006. There have been no material changes to our risk factors described in such Form 10-K.

Item 6. Exhibits and Reports on Form 8-K.
     (a) The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated October 26, 2007, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

31.2	Certification of Chief Financial Officer dated October 26, 2007, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated October 26, 2007, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.

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

Dated: October 26, 2007