Form 10-K
period 2007-12-29
CHAMPION ENTERPRISES INC
filed 2008-02-27
CIK 814068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007	Commission File Number 1-9751

CHAMPION ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

Michigan	38-2743168
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

755 W. Big Beaver, Suite 1000, Troy, Michigan (Address of principal executive offices)	48084 (Zip Code)

Registrant’s telephone number, including area code:
(248) 614-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☑  Yes  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes     ☑  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant has been required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☑  No

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 30, 2007, based on the last sale price of $9.83 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $746,524,713. As of February 22, 2008, the Registrant had 77,546,100 shares of Common Stock outstanding. For purposes of this computation, all officers and directors of the Registrant as of February 22, 2008 are assumed to be affiliates. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Report
Document	into which it is incorporated

Proxy Statement for Annual Shareholders’ Meeting to be held May 7, 2008	III

Champion Enterprises, Inc.
Form 10-K
Fiscal Year End December 29, 2007

PART I

Item 1.	Business

General

Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, “we,” “Champion,” or the “Company”) are a leading producer of factory-built housing in the United States and western Canada. We are also a leading producer of steel-framed modular buildings in the United Kingdom for use as prisons, military accommodations, hotels and residential units. As of December 29, 2007, our North American manufacturing operations (the “manufacturing segment”) consisted of 29 homebuilding facilities in 15 states and three provinces in western Canada. As of December 29, 2007, our homes were sold through more than 2,000 independent sales centers, builders and developers across the U.S. and western Canada and also through our retail segment that operates 17 sales offices in California.

Factory-built housing in the United States is generally comprised of manufactured housing (also known as “HUD-code homes”) and modular homes. During the past five years, the HUD-code industry has been affected by limited availability of consumer financing, tight consumer credit standards and other factors. Industry shipments of HUD-code homes in 2006 and 2005 included an estimated 4,000 homes and 21,000 homes, respectively, that were sold to the Federal Emergency Management Agency (“FEMA”) in connection with its Hurricane Katrina relief efforts. Excluding homes sold to FEMA, annual industry shipments of HUD-code homes have averaged 119,000 homes during the last five years as compared to 373,000 homes in 1998. Industry shipments of HUD-code homes totaled 95,800 in 2007 compared to 117,500 in 2006, representing the lowest industry volume since 1961. Champion’s sales of HUD-code homes in 2007 were 55% lower than in 2003. During 2007 and 2006, the broader U.S. housing market became more difficult, as evidenced by a 13% decline in 2006 new housing starts and an over 8% decline in 2006 existing home sales versus 2005 levels. In addition, inventories of unsold homes increased significantly in many markets in the U.S. Industry shipments of modular homes, which are more directly impacted by conditions in the traditional housing market, totaled an estimated 31,200 homes in 2007, an estimated decrease of 19% versus 2006. Champion’s sales of modular homes in 2007, were 20% lower than its sales of modular homes in 2006 but were 40% higher than its modular sales in 2003.

Since the beginning of 2002, we have closed, idled, sold, or consolidated 30 manufacturing facilities and all of our retail operations except for our California-based retail segment, to eliminate under-performing operations and rationalize our operations and capacity for industry conditions. During 2005, we exited traditional manufactured housing retail operations by completing the sale of our remaining 42 traditional retail sales centers. The 66 retail sales locations that were sold or closed in 2005 and 2004, along with related administrative offices, are reported as discontinued operations for all periods presented herein.

For the past two years the housing market in western Canada has experienced strong growth. Sales of homes produced by our Canadian plants increased 17% in 2007 over 2006 after increasing 12% in 2006 over 2005. On December 21, 2007, we acquired substantially all the assets and the business of SRI Homes, Inc., (“SRI”) a leading producer of homes in western Canada. SRI operates three manufacturing plants with one each in the provinces of Alberta, British Columbia and Saskatchewan. This acquisition expanded our presence in one of the strongest housing markets in North America.

On April 7, 2006, we acquired Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), a leading modular manufacturer in the United Kingdom (“UK”). Our international manufacturing segment (the “international segment”) is comprised solely of Caledonian, which currently operates four manufacturing facilities at one location in the UK. In 2007 our operations in the UK experienced significant growth resulting from a high volume of orders from the custodial (prison) and military segments of their market.

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

Segment Information

Financial information about Champion’s manufacturing, international and retail segments is included in Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. All of our manufacturing segment operations are located in the United States except for five homebuilding facilities in western Canada. Our international segment is solely comprised of Caledonian’s operations in the UK.

Manufacturing segment

Products

In 2007, our manufacturing segment sold 15,346 homes and units compared to 21,126 in 2006. Approximately 65.0% of the homes we produced in 2007 were constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (“HUD-code homes” or “manufactured homes”) compared to 72.6% in 2006. The HUD Code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. The remaining homes and units we produced were modular homes and units (23.9% in 2007 and 21.6% in 2006), were homes manufactured and sold in Canada (10.7% in 2007 and 5.4% in 2006) or were park models (0.4% in 2007 and 2006). Modular homes and units are designed and built to meet local building codes. Homes sold in Canada are constructed in accordance with applicable Canadian building standards. With the acquisition of SRI Homes in December 2007, we expect the volume of future annual sales in Canada to increase significantly over the volume in 2007.

Champion produces a broad range of homes under various trade names and brand names and in a variety of floor plans and price ranges. While most of the homes we build are multi-section, ranch-style homes, we also build two-story homes, single-section homes, cape cod style homes and multi-family units such as townhouses, duplexes and triplexes. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room or family room, a dining room, a kitchen and two full bathrooms. In 2007 and 2006, we also produced commercial modular structures including two-story buildings, barracks for the U.S. military and other non-residential buildings.

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

During 2007, the average net selling price for our factory-built homes was $55,100, excluding delivery, and manufacturing sales prices ranged from $20,000 to over $150,000. Retail sales prices of the homes, without land, generally ranged from $25,000 to over $200,000, depending upon size, floor plan, features and options. During

2007, the average retail selling price for new homes sold to consumers by our retail segment was $191,700, including delivery, setup, accessories and lot improvements.

The chief components and products used in factory-built housing are generally of the same quality as those used by other housing builders, including conventional site-builders. These components include lumber, plywood, OSB, drywall, steel, vinyl floor coverings, insulation, exterior siding (vinyl, composites, wood and metal), windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel and drywall can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation are sometimes limited, resulting in higher prices and/or the need to find alternative suppliers. We generally have been able to pass higher material costs on to the retailers and builders/developers in the form of surcharges and price increases.

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

Production

We construct homes in indoor facilities using an assembly-line process employing generally 100 to 200 production employees at each facility. Manufactured homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support frame that allows the section(s) to be moved through the assembly line and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed during placement of the homes at the home site. Each section or floor is assembled in stages, beginning with the construction of the frame and the floor, then adding the walls, ceiling and roof assembly, and other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly and often at a lower cost than a conventional site-built home of similar quality.

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

Although factory-built homes can be produced throughout the year in indoor facilities, demand for homes is usually affected by inclement weather and by the cold winter months in northern areas of the U.S. and in Canada. We produce homes to fill existing orders and, therefore, our manufacturing plants generally do not carry finished goods inventories except for homes awaiting delivery. Typically, a one to three-week supply of raw materials is maintained. Charges to transport homes increase with the distance from the factory to the retailer or home site. As a result, most of the retailers and builders/developers we sell to are located within a 500-mile radius of our manufacturing plants.

Distribution

Our factory-built homes are distributed through independent retailers, builders and developers, and our California-based retail segment. During 2007, approximately 82% of our manufacturing shipments were to approximately 1,800 independent retail locations throughout the U.S. and western Canada. As of December 29, 2007, approximately 850 of these independent retail locations were part of our Champion Home Center (“CHC”) retailer program. Sales to independent CHC retailers accounted for approximately 65% of the homes we sold to independent retailers. We continually seek to increase our manufacturing shipments by expanding sales at our existing independent retailers and by finding new independent retailers to sell our homes.

As is common in the industry, our independent retailers may sell homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2007, no single independent retailer or distributor accounted for more than 2% of our manufacturing sales.

We also sell our homes directly to approximately 400 builders and developers through our Genesis Homes division and certain of our other homebuilding plants. In this distribution channel the builder/developer generally acquires the land, obtains the appropriate zoning, develops the land and builds the foundation for the home. We design, engineer and build the home. We, or the builder/developer, contract a crew to set or place the home on the foundation and to finish the home on site. The builder/developer may construct the garage, patio, and porches at the site and either sell the home directly to the consumer or through a realtor. The homes sold through builders/developers may be placed in planned communities or subdivisions in suburban areas and rural markets. Certain of our builder/developer projects involve multi-family housing units.

Market

Factory-built housing competes with other forms of new housing such as site-built housing, panelized homes and condominiums and with existing housing such as pre-owned homes, apartments and condominiums. According to statistics published by the Institute for Building Technology and Safety (“IBTS”) and the U.S. Department of Commerce, Bureau of the Census, for 2006 and for the five year period from 2002 through 2006, industry shipments of HUD-code homes accounted for an estimated 8% and 9%, respectively, of all new single-family housing starts and 10% and 11%, respectively, of all new single-family homes sold. Based on data reported by Statistical Surveys, Inc., total industry retail sales of new HUD-code homes in 2007 totaled approximately 87,000 homes, down 15% from the comparable period in 2006. Based on industry data published by the National Modular Housing Council, wholesale shipments of modular homes in 2006 fell 11.1% from 2005 levels. Additionally, modular homes sold in 2006 were approximately 25% of the factory-built housing market in 2006 compared to 23% in 2005.

The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In addition, demographic trends such as changes in population growth and competition affect demand for housing products. Interest rates and the availability of financing also influence the affordability of factory-built housing.

We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $60,000. This segment has a high representation of young single persons and married couples, first time house buyers and elderly or retired persons. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing. We believe higher-priced, multi-section manufactured homes and modular homes are attractive to households with higher incomes as an alternative to apartments, site-built homes and condominiums.

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

According to MHI, in December 2007, there were 65 producers of manufactured homes in the U.S. operating an estimated 196 production facilities. For the first six months of 2007 and for 12 months of 2006 the top 5 companies had a combined market share of HUD-code homes of approximately 64% and 57%, respectively, according to data published by MHI. According to information obtained from MHI, there were approximately 7,000 industry retail locations throughout the U.S. in 2006.

Based on industry data reported by IBTS, in 2007 our U.S. wholesale market share of HUD-code homes sold was 10.4%, compared to 13.1% in 2006, including homes sold to FEMA in 2006. Based on industry data published by MHI, we estimate our share of the modular home market in 2007 and 2006 to be approximately 12%.

Floor Plan Financing

Independent retailers of factory-built homes generally finance their inventory purchases from manufacturers with floor plan financing provided by third party lending institutions and secured by a lien on the homes. The availability and cost of floor plan financing can affect the amount of retailer new home inventory, the number of retail sales centers and related wholesale demand. During the past five years, there has been consolidation among the major national floor plan lenders, and a number of local and regional banks have entered the market or increased lending volumes.

Over 50% of our sales to independent retailers are financed by the retailers under floor plan agreements. In accordance with trade practice, we generally enter into repurchase agreements with the major lending institutions providing floor plan financing, as is more fully described in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Report and in “Contingent Repurchase Obligations — Manufacturing Segment” in Item 7 of this Report. We generally receive payment from the lending institution five to fifteen days after a home is sold and invoiced to an independent retailer.

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

Caledonian is a leading modular manufacturer in the UK that constructs steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. We believe that Caledonian is the largest off-site producer of permanent modular buildings in the UK in terms of total annual revenues.

Caledonian specializes in the design, manufacture and construction of permanent, multi-story buildings using off-site modular construction and may operate as the general contractor for a project or as a sub-contractor. Most Caledonian projects involve total revenue from $2 million to $50 million. Caledonian has key framework agreements in place with its major customers, which include Her Majesty’s Prison Service and, through a third-party prime contractor, the UK Ministry of Defence (“MoD”), among others.

Since 1996, Caledonian has constructed almost 17,000 accommodation rooms, of which 7,500 have been custodial (prison) units and 6,000 have been military units. The remaining balance of 3,500 rooms includes hotels and residential units. Caledonian-produced modular buildings have included a 420 unit complete prison; a ten-story 612 unit student accommodation building; many three and four-story, military accommodation buildings of typically 50 to 150 bedrooms; and a six-story, 108 unit hotel. In 2006, Caledonian completed a 1,000 unit student and key worker accommodation complex that was comprised of six buildings including two 12-story buildings and one 17-story building. The 17-story building is believed to be the tallest modular building constructed in Europe.

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

The structures are engineered to provide a 60 to 100-year design life. The buildings are compliant with required codes and regulations including UK and Irish building regulations and fire certification, Part “E” (sound insulation), and Part “L” (thermal performance). Some structures also comply with Counter Terrorist Measures and MoD Standards. Caledonian has also obtained LANTAC (local authority type approval), Zurich and NHBC (National House Builders Confederation) accreditations.

Production and construction

Each of Caledonian’s four plants employs approximately 70 production workers. Subcontractors are used for various production functions, including electrical and plumbing work, both in the factory and at construction sites.

The modules produced are created from welded steel frames using hot rolled steel beams to create the basic frame (top, bottom and vertical supports) and cold rolled steel elements for the joists and wall studs. The frames are manufactured with lifting points to facilitate craning the modules into place at the construction site and “fixing” points, if required, to facilitate the attachment of exterior cladding at the site. After completion of the frame the unit is moved to a position in the plant where it will be completed without further movement. Workers clad the steel floors with either wood boards, cement particle boards or concrete and the ceilings and interior walls are clad with sheetrock. Insulation, plumbing, wiring, windows, doors, bathroom components and cabinets are added as required. Each module may contain up to four living units (bedrooms or cells). Each factory can complete up to four modules per day. The completed modules are wrapped in protective plastic sheeting and set in the yard to await shipping.

Site groundwork and foundation work are planned and coordinated with the production schedule to minimize the total length of the construction process. Completed modules are delivered to the building site and erected with a mobile crane. Individual modules are welded or bolted together to ensure correct positioning and structural continuity. Modules can generally be erected at a rate of eight per day. Central corridors are created during this process. Once inter-connected, the modules form the full structure of the building. Wiring and plumbing between modules is connected on site and interiors are finished by completing the flooring and decors. Traditional steel and concrete construction techniques may be employed for non-modular areas to meet design specifications. Exterior cladding or brick work and the roof are added on site to complete the building structure.

Market and competition

Caledonian competes in the UK custom modular industry, which also competes with traditional commercial builders in the construction of permanent, multi-story buildings. The custom modular market in the UK has estimated total annual sales of over $2 billion. There are several large competitors in the UK custom modular market, but Caledonian is the only modular builder that focuses solely on the custom market. Caledonian competes in four segments of this market: prisons, military accommodations, hotels and residential. Caledonian establishes key relationships in these segments and generally trades under long-term framework agreements. Under these framework agreements Caledonian is a principal supplier of modular prison units to Her Majesty’s Prison Service and currently the sole supplier of modular military accommodations to MoD’s Single Living Accommodation Modernization (“SLAM”) program. Caledonian is one of five or more suppliers of modular accommodation to MoD outside of SLAM. Caledonian has also developed key relationships in the hotel and residential segments. Funding for projects in the prison and military segments is dependent on government budgets. Hotel and residential projects are dependent upon private sector funding that is influenced by general economic and other factors.

Retail segment

During 2005, we divested of our remaining traditional retail sales centers. Our ongoing retail operations currently consist of 17 sales offices in California that specialize in replacing older homes within manufactured housing communities with new manufactured homes. Our sales agents locate vacant spaces and spaces to be renovated in local communities, secure the space and order a new home from a manufacturer, primarily Champion plants. The homes are placed on the leased sites and independent contractors are engaged to set up the home and make site and home improvements such as decks, porches, landscaping and air conditioning. Of the total new homes sold by the retail segment in 2007, 88.0% were Champion-produced, compared to 85.9% in 2006. Champion-produced homes purchased by our retail segment in 2007 and 2006 accounted for 2.0% and 2.7%, respectively, of the total homes sold by our manufacturing segment.

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

Relationship with our Employees

At December 29, 2007, we had approximately 6,500 employees. We deem our relationship with our employees to be generally good. Currently, our five manufacturing facilities in Canada employ approximately 1,200 workers, of which 900 are subject to collective bargaining agreements, one that expired in November 2007 and the others that expire in June 2008, November 2008, June 2009 and December 2010. Negotiations are progressing on replacing the agreement that expired in November 2007. Caledonian entered into a voluntary recognition agreement with a labor union during the second quarter of 2006 covering approximately 200 production employees.

The workforce of approximately 150 employees at one of our U.S. manufacturing plants voted to unionize in 2001 but petitioned in April 2002 to withdraw from the union. On January 17, 2003, an Administrative Law Judge of the National Labor Relations Board (“NLRB”) made findings that we had engaged in unfair labor practices and therefore set aside the employees’ April 2002 formal petition to end union representation. In August 2007, a three-judge panel of the NLRB issued a ruling that the Company had lawfully withdrawn recognition in 2002. The Union did not appeal this decision and the unit has been decertified.

Executive Officers of the Company

Our executive officers, their ages, and the position or office held by each, are as follows:

Name	Age	Position or Office

William C. Griffiths	56	Chairman of the Board of Directors, President and Chief Executive Officer
Phyllis A. Knight	45	Executive Vice President, Treasurer and Chief Financial Officer
Roger K. Scholten	53	Senior Vice President, General Counsel and Secretary
Jeffrey L. Nugent	61	Vice President, Human Resources
Richard P. Hevelhorst	60	Vice President and Controller

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

Mr. Scholten joined the Company in October 2007. Mr. Scholten was employed by Maytag Corporation since 1981, where most recently he was General Counsel and Senior Vice President.

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

Forward-Looking Statements

Certain statements contained in this Report, including our ability to introduce new homes and new floor plans, our ability to pass various costs on to our customers, the availability and cost of raw materials, expanding shipments and sales, our status as a principal supplier to certain of our customers, our relationship with our employees, the outcome of legal proceedings or claims, our strategy to diversify, our ability to generate U.S. pretax income, compliance with the covenants in our credit facilities and the impact of our inability to do so, changes to our capital structure, our expected capital expenditures, the impact of contingent repurchase obligations and other contingent liabilities or obligations on the results of our operations, the adequacy of our cash flow from operations to fund capital expenditures, could be construed to be forward-looking statements within the meaning of U.S. federal securities laws. In addition, Champion or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are, or will be, based on the Company’s then current estimates, assumptions and projections and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward-looking statements. The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect the Company’s operating results.

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

As discussed in Note 5 of the “Notes to Consolidated Financial Statements” in Item 8 of this Report, we have a significant amount of debt outstanding, which consists primarily of term loans due in 2012, a note payable due at the end of 2008, and Convertible Senior Notes (the “Convertible Notes) due in 2037. Holders of the Convertible Notes may require us to repurchase the Notes if we are involved in certain types of corporate transactions or other events constituting a fundamental change and have the right to require us to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. We have the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012. We may incur additional debt to finance acquisitions or for other purposes. This indebtedness could, among other things:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements, surety bonds, or other requirements;

•	require us to dedicate a substantial portion of our cash flows from operations to the payment of principal and interest on our indebtedness and reduce our ability to use our cash flows for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete;

•	place us at a competitive disadvantage to competitors with less indebtedness; and

•	make us more vulnerable in the event of a further downturn in our business or in general economic conditions.

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

Fluctuations in operating results — The cyclical and seasonal nature of the North American housing market has caused our sales and operating results to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The North American housing market is highly cyclical and is influenced by many national and regional economic and demographic factors, including:

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

The poor performance of portfolios of manufactured housing consumer loans in past years has made it more difficult for industry consumer finance companies to obtain long-term capital. As a result, consumer finance companies have curtailed their industry lending and many have exited the manufactured housing market. Additionally, the industry has seen certain traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing.

If consumer financing for manufactured homes were to be further curtailed, we would likely experience sales declines and our operating results and cash flows would suffer.

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

Contingent liabilities — We have, and will continue to have, significant contingent repurchase obligations and other contingent obligations, some of which could become actual obligations that we must satisfy. We may incur losses under these contingent repurchase obligations or be required to fund these or other contingent obligations that would reduce our cash flows.

In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 18 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to purchase from the lender the related floor plan loan or the home at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at December 29, 2007 was significant and included significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations — Manufacturing Segment” in Item 7 and Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

At December 29, 2007, we also had contingent obligations related to surety bonds and letters of credit. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 7 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

Dependence upon independent retailers — If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.

During 2007, approximately 82% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

Cost and availability of raw materials — Prices of certain materials can fluctuate significantly and availability of certain materials may be limited at times.

Prices of certain materials such as lumber, insulation, steel, and drywall can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation may be limited at times resulting in higher prices and/or the need to find alternative suppliers. We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases. However, it is not certain that future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities.

Effect on liquidity — Industry conditions and our operating results have limited our sources of capital in the past. If we are unable to locate suitable sources of capital when needed we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations and our senior secured credit agreement, as amended, (the “Credit Agreement”) to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our operating results and other changes, has limited our sources of financing in the past. If our cash balances, cash flows from operations, and availability under our revolving credit facility are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have a significant amount of surety bonds and letters of credit representing collateral for our casualty insurance programs and for general operating purposes which are backed by our Credit Agreement . For additional detail and information concerning the amounts of our surety bonds and letters of credit, see Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. The inability to retain our current letter of credit and surety bond providers, to obtain alternative bonding or letter of credit sources or to retain our current Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

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

The documents governing the terms of our Credit Agreement contain financial and non-financial covenants that place restrictions on us and our subsidiaries. The terms of this agreement include covenants that allow for a maximum leverage limit, require minimum levels of interest coverage and fixed charge coverage that, to varying degrees, restrict our and our subsidiaries’ ability to:

•	make capital investments;

•	engage in new lines of business;

•	incur indebtedness, contingent liabilities, guarantees, and liens;

•	pay dividends or issue common stock;

•	redeem or refinance existing indebtedness;

•	redeem or repurchase common stock and redeem, repay or repurchase subordinated debt;

•	make investments in subsidiaries that are not subsidiary guarantors;

•	enter into joint ventures;

•	sell certain assets or enter into sale and leaseback transactions;

•	acquire, consolidate with, or merge with or into other companies; and

•	enter into transactions with affiliates.

If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity, or result in refinancing the related indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full. As of December 29, 2007, we were in compliance with all Credit Agreement covenants.

In addition, our Credit Agreement contains provisions that require us, under certain circumstances, to use a significant portion of our Excess Cash Flow (as defined) to repay outstanding balances under the facility if our Excess Cash Flow is not reinvested in the year it is generated, as required under the agreement. As a result, our ability to execute our growth and diversification strategies could be limited.

For additional detail and discussion concerning these financial covenants see “Liquidity and Capital Resources” in Item 7 of this Report.

Our potential inability to integrate acquired operations could have a negative effect on our expenses and results of operations.

In the past, we have grown through strategic acquisitions and we may engage in strategic acquisitions in the future to strengthen and expand our operating capabilities and further diversify our revenue base. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If we are unable to successfully integrate these acquisitions, we may not realize the benefits of the acquisitions, and our financial results may be negatively affected. Completed acquisitions may also lead to significant unexpected liabilities above and beyond the level of available indemnities contained in the purchase agreements.

Potential Dilution — Conversions by holders of our convertible securities and potential capital, debt reduction, or acquisition transactions effected with issuances of our common stock could result in dilution and impair the price of our common stock.

We currently have $180 million of 2.75% Convertible Notes outstanding. The Convertible Notes are convertible into approximately 8.6 million shares or more of our common stock, depending on the market price of our common stock near the conversion date. To the extent that holders convert their Convertible Notes into shares of the Company’s common stock, other common shareholders would experience dilution in their percentage ownership interests.

To the extent we decide to reduce debt obligations or finance investments through the issuance of common stock or instruments convertible into common stock, our then existing common shareholders could experience dilution in their percentage ownership interests. We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness or making acquisitions, the terms of which could result in additional dilution.

Potential impairment charges — We have a significant amount of goodwill, amortizable intangible assets, deferred tax assets and property, plant and equipment which are subject to periodic review and testing for impairment.

A significant portion of our total assets at December 29, 2007 were comprised of goodwill, amortizable intangible assets, deferred tax assets and property, plant and equipment. Under generally accepted accounting principles each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. These tests require projections of future cash flows and estimates of fair value of the assets. Unfavorable trends in the industries in which we operate or in our operations can affect these projections and estimates. Significant impairment charges, although not affecting cash flow, could have a material effect on our operating results and financial position.

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

During 2007, approximately 82% of our international segment sales were, either directly or indirectly, to two large public sector (government) customers. If we are unable to maintain relationships with these customers or establish suitable replacement customer relationships, our operating results and cash flows could suffer. Caledonian’s two major customers rely on government funding for construction projects. Reduction in government funding to either of these two customers or unfavorable changes in the markets for hotels and residential structures could significantly impact Caledonian’s revenues and earnings.

The commercial construction market in the UK is very competitive. If we are unable to effectively compete in this environment our revenues and earnings could suffer. Additionally, unfavorable changes in foreign exchange rates could adversely affect the value of our investment in this business.

Item 1B.	Unresolved Staff Comments

None

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

The following table sets forth certain information with respect to the 29 homebuilding facilities we were operating as of December 29, 2007 in the United States and Canada and the four manufacturing facilities in the United Kingdom (“UK”). On February 8, 2008, our Henry, TN plant was destroyed by fire. All of the North American facilities are assembly-line operations.

United States

Arizona	Chandler*
California	Corona**
Lindsay
Woodland**
Colorado	Berthoud
Florida	Bartow*
Lake City ***
Idaho	Weiser
Indiana	LaGrange
Topeka (2 plants)
Minnesota	Worthington
Nebraska	York
New York	Sangerfield****
North Carolina	Lillington
Salisbury
Oregon	Silverton
Pennsylvania	Claysburg
Ephrata
Strattanville
Tennessee	Henry*****
Texas	Burleson
Virginia	Boones Mill
Front Royal
Canada
Alberta	Medicine Hat
Lethbridge*
British Columbia	Penticton
Winfield*
Saskatchewan	Estevan
United Kingdom
Nottinghamshire	Newark (4 plants, 2 owned and 2 leased**)

*	Includes leased land.

**	Operating lease.

***	Includes facility leased under a capital lease and leased land.

****	Facility leased under a capital lease.

*****	Destroyed by fire in February 2008

Substantially all of the U.S. manufacturing facilities we own are encumbered under first mortgages securing our Credit Agreement. Two of the facilities are encumbered under industrial revenue bond financing agreements and one facility is encumbered under a capital lease.

At December 29, 2007, we also owned 16 idle manufacturing facilities in 6 states. Eight of these idle facilities are permanently closed and are generally for sale.

At December 29, 2007, our retail segment headquarters and 17 retail sales offices in California were leased under operating leases. Sales office lease terms generally range from monthly to five years. Our executive offices, which are located in Troy, Michigan, and other miscellaneous offices and properties, are also leased under operating leases. The lease term for our executive offices is ten years.

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

There were no matters submitted to a vote of Champion’s security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Champion’s common stock is listed on the New York Stock Exchange as ChampEnt and has a ticker symbol of “CHB”. The high and low sale prices per share of the common stock as reported by Yahoo! Finance for each quarter of 2007 and 2006 were as follows:

	High	Low

2007
1st Quarter	$10.34	$7.18
2nd Quarter	12.00	8.63
3rd Quarter	12.74	8.80
4th Quarter	14.59	7.84
2006
1st Quarter	$16.15	$12.90
2nd Quarter	16.50	9.12
3rd Quarter	10.73	5.04
4th Quarter	10.28	6.73

As of February 22, 2008, the Company had approximately 4,800 shareholders of record and approximately 7,300 beneficial holders.

We have not paid cash dividends on our common stock since 1974 and do not plan to pay cash dividends on our common stock in the near term. As discussed in Note 5 of “Notes to Consolidated Financial Statements” in Item 8 of this Report, our Credit Agreement contains a covenant that limits our ability to pay dividends.

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

INDEXED RETURNS
Years Ending

	Base Period
Company Name/Index	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
Champion Enterprises, Inc.	100	240.89	406.19	468.04	321.65	321.31
S&P 500 Index	100	126.63	138.44	142.60	162.02	168.89
Peer Group	100	116.14	137.58	135.35	117.52	90.30

Equity Compensation Plan Information

The following table contains information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our equity compensation plans and agreements as of December 29, 2007 (shares in thousands):

			Number of Shares
			Remaining Available
			for Future Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Outstanding Options,
Plan Category	Warrants, and Rights	Warrants, and Rights	Warrants, and Rights)

Equity Compensation Plans Approved by Shareholders	2,031	$2.86	3,291
Equity Compensation Plans and Agreements not Approved by Shareholders(1)	85	$16.68	—

Total	2,116		3,291

(1)	Included in this Plan Category are the following:

1993 Management Stock Option Plan — This plan is no longer in effect other than for stock options which were previously granted and remain outstanding. Options representing 72,802 shares of common stock remain outstanding under this plan. The weighted-average exercise price of these options is $16.03.

Acquisitions — We granted stock options to certain employees of acquired businesses. Options representing 12,000 shares of common stock remain outstanding under these agreements and were granted at fair market value and vested over time. The weighted-average exercise price of these options is $20.63.

Item 6.	Selected Financial Information

Five-Year Highlights

	2007	2006		2005		2004		2003
	(Dollars and weighted average shares in thousands,
	except per share amounts)

Operations
Net sales
Manufacturing	$941,945	$1,195,834		$1,190,819		$1,002,164		$981,254
International	280,814	90,717		—		—		—
Retail	73,406	117,397		135,371		110,024		130,366
Less: Intercompany	(22,700)	(39,300)		(53,600)		(97,900)		(109,686)

Total net sales	1,273,465	1,364,648		1,272,590		1,014,288		1,001,934
Cost of sales	1,083,601	1,147,032		1,055,749		843,261	(b)	866,020	(b)

Gross margin	189,864	217,616		216,841		171,027		135,914
Selling, general and administrative expenses	157,134	154,518		151,810		129,096		146,513
Goodwill impairment charges	—	—		—		—		34,183
Restructuring charges	3,780	1,200		—		3,300		21,100
Amortization of intangible assets	5,727	3,941		—		—		—
Mark-to-market (credit) charge for common stock warrant	—	—		(4,300)		5,500		3,300

Operating income (loss)	23,223	57,957		69,331		33,131		(69,182)
Loss (gain) on debt retirement	4,543	398		9,857		2,776		(10,639)
Net interest expense	(14,731)	(14,446)		(13,986)		(17,219)		(26,399)

Income (loss) from continuing operations before income taxes	3,949	43,113		45,488		13,136		(84,942)
Income tax (benefit) expense	(3,243)	(95,211	)(e)	3,300		(10,000	)(c)	(5,500)

Income (loss) from continuing operations	7,192	138,324		42,188		23,136		(79,442)
Loss from discontinued operations	— (a)	(16	)(a)	(4,383	)(a)	(6,125	)(a)	(23,642	)(a)

Net income (loss)	$7,192	$138,308		$37,805		$17,011		$(103,084)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.09	$1.78		$0.54		$0.29		$(1.45)
Loss from discontinued operations	—	—		(0.06	)(a)	(0.08	)(a)	(0.41	)(a)

Diluted income (loss) per share	$0.09	$1.78		$0.48		$0.21		$(1.86)

Weighted shares for diluted EPS	77,719	77,578		76,034		71,982		57,688

Financial Information
Cash flows provided by (used for) continuing operating activities	$80,305	$59,874		$38,406		$(7,319)		$71,215	(d)
Cash flows provided by (used for) discontinued operations	62	1,201		15,438		(1,976)		(12,030)
Depreciation and amortization	20,063	17,943		10,738		10,209		13,714
Capital expenditures	10,201	17,582		11,785		8,440		5,912
Net property, plant and equipment	116,984	112,527		91,173		80,957		87,365
Total assets	1,022,223	800,615		566,654		517,042		528,300
Long-term debt	342,897	252,449		201,727		200,758		244,669
Redeemable convertible preferred stock	—	—		—		20,750		8,689
Shareholders’ equity	319,846	301,762		147,305		77,300		14,989
Per outstanding share (unaudited)	$4.14	$3.95		$1.94		$1.07		$0.23
Other Statistical Information (Unaudited)
Number of employees at year end	6,500	7,000		7,400		6,800		6,800
Homes sold
Manufacturing	15,346	21,126		23,960		22,978		25,483
Retail — new	375	629		748		687		3,432
Manufacturing multi-section mix	77%	80%		79%		85%		84%

Certain amounts have been reclassified to conform to current period presentation.

(a)	Discontinued operations consisted of the consumer finance business, which was exited in 2003, and 66 retail lots that were closed or sold in 2004 and 2005.

(b)	Included restructuring (credits) charges due to closing or consolidation of manufacturing facilities and retail sales centers of ($1.3) million in 2004 and $8.9 million in 2003 classified as cost of sales.

(c)	As a result of the finalization of certain tax examinations, the allowance for tax adjustments was reduced by $12 million.

(d)	Included income tax refunds of $64 million in 2003.

(e)	Included a non-cash tax benefit of $101.9 million from the reversal of the deferred tax asset valuation allowance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading producer of factory-built housing in the United States and western Canada. As of December 29, 2007, we operated 24 homebuilding facilities in 15 states in the U.S. and five facilities in three provinces in western Canada. As of December 29, 2007, our homes were sold through more than 2,000 independent sales centers, builders, and developers across the U.S. and western Canada. Approximately 850 of our independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of December 29, 2007, our homes were also sold through 17 Company-owned sales offices in California. We are also a leading modular builder in the United Kingdom, where we operate four manufacturing facilities and construct steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units.

On December 21, 2007, we acquired substantially all the assets and the business of SRI Homes, Inc., (“SRI”) a leading producer of factory-built homes in western Canada, for cash payments of approximately $96.2 million, a note payable of $24.5 million and assumption of the operating liabilities of the business. SRI operates three manufacturing plants with one each in the provinces of Alberta, British Columbia and Saskatchewan. This acquisition expanded our presence in one of the strongest housing markets in North America. SRI is included in our manufacturing segment, but due to the timing of the acquisition, had no impact on our consolidated 2007 results.

On April 7, 2006, we acquired 100% of the capital stock of United Kingdom-based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), for approximately $100 million in cash, plus potential contingent purchase price up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. Our international manufacturing segment (the “international segment”) currently consists of Caledonian and its four manufacturing facilities in the United Kingdom.

On July 31, 2006, we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $31 million in cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates two manufacturing facilities in Virginia. On March 31, 2006, we acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes that operates one plant in Minnesota, for cash consideration of approximately $23 million. North American and Highland are included in our manufacturing segment.

North American, Highland and Caledonian are referred to as “the 2006 acquisitions” and their results are included in our consolidated results from their respective acquisition dates.

Deteriorating HUD-code industry conditions have negatively affected our U.S operations during the past several years as a result of relatively tight availability of consumer financing and lower levels of demand. During the past two years the market for factory-built homes has also been affected by adverse conditions in the overall U.S. housing market and the U.S. economy. Excluding homes sold to FEMA in 2006 and 2005, annual industry shipments of HUD-code homes averaged 124,000 homes during the last five years as compared to 373,000 homes in 1998. Industry shipments of HUD-code homes totaled approximately 95,800 in 2007, which was the lowest industry volume since 1961. These conditions led to weak incoming order rates for HUD-code and modular homes at our U.S. plants in 2007 and most of our U.S. plants operated on one week or less of unfilled orders throughout the year resulting in production inefficiencies and increased production downtime. As a result of these conditions, in 2007 we closed three manufacturing plants and temporarily idled another plant in the U.S. and in 2006 we closed four plants in the U.S.

Our acquisitions in 2007 and 2006 were part of our strategy to diversify our revenue base with a focus on increasing our modular homebuilding presence in the U.S. and to seek factory-built construction opportunities outside of the U.S.

Our pretax income from continuing operations for the year ended December 29, 2007 was $3.9 million versus $43.1 million in 2006. Compared to 2006, our 2007 manufacturing segment income declined $40.7 million or nearly 50% on a 21% decline in sales despite significantly better results from our Canadian operations and the inclusion of full year results for Highland and North American. Most of the decreased profitability in the manufacturing segment occurred in the first and fourth quarters of 2007.

Meanwhile, during 2007 our manufacturing segment’s Canadian operations enjoyed strong sales volumes, relatively high levels of unfilled orders and increased pricing power resulting in increased profitability. Homes sold in 2007 by our Canadian operations increased 17% over the number sold in 2006. Total homes we sold in Canada in 2007, including homes produced in the U.S., increased 45% over the number we sold in 2006. Our international segment in the UK also experienced growth in 2007 with strong backlogs, high utilization of manufacturing capacity and a significant increase in site-work revenues. International segment sales and income for the full year increased more than 200% over results in 2006, which consisted of only nine months. Our retail segment, which operates exclusively in California, suffered from poor housing market conditions in that state and showed significant decreases in both sales and segment income in 2007.

Included in income from continuing operations for the year ended December 29, 2007, were charges totaling $4.9 million related to the closure of two plants in the manufacturing segment, a loss on debt retirement of $4.5 million and a compensation charge of $6.4 million in the international segment as a result of a contingent purchase price or “earn out” arrangement related to the acquisition of Caledonian. Included in income from continuing operations for the year ended December 30, 2006 were gains of $4.7 million, primarily from the sale of an investment property in Florida and five idle manufacturing plants, a fixed asset impairment charge of $1.2 million for the closure of a manufacturing plant and a $1.0 million reduction to our closed plant warranty accrual.

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

During the year ended December 31, 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 42 traditional retail sales centers. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and Emerging Issues Task Force (“EITF”) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations,” the 66 traditional retail sales centers closed or sold in 2005 and 2004, along with their related administrative offices, are reported as discontinued operations for all periods presented. Continuing retail operations in 2007, 2006 and 2005 consist of our ongoing non-traditional California retail operations.

During the first quarter of 2006 and the fourth quarter of 2005, we sold 627 homes and 1,372 homes, respectively, to the Federal Emergency Management Agency (“FEMA”) in connection with its hurricane relief efforts, resulting in revenues of $23.0 million and $47.4 million, respectively.

On February 8, 2008, our manufacturing facility in Henry, TN was destroyed by fire. We immediately established a plan to service the plant’s retail customers while we evaluate the situation. The net book value of plant, equipment and inventory of the Henry plant at February 2, 2008 was approximately $3.3 million. We are fully insured through our property insurance coverage, subject to a $250,000 deductible.

We continue to focus on matching our factory-built housing manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. Since June 2006, we have closed eight homebuilding plants in the U.S. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.

Results of Operations

Consolidated Results

				07 vs 06	06 vs 05
	2007	2006	2005	% Change	% Change
	(Dollars in thousands)

Net sales
Manufacturing segment	$941,945	$1,195,834	$1,190,819	(21)%	—
International segment	280,814	90,717	—	210%	—
Retail segment	73,406	117,397	135,371	(37)%	(13)%
Less: intercompany	(22,700)	(39,300)	(53,600)	(42)%	(27)%

Total net sales	$1,273,465	$1,364,648	$1,272,590	(7)%	7%

Gross margin	$189,864	$217,616	$216,841	(13)%	—
Selling, general and administrative expenses	157,134	154,518	151,810	2%	2%
Amortization of intangible assets	5,727	3,941	—	45%	—
Mark-to-market credit for common stock warrant	—	—	(4,300)	—	—
Restructuring charges	3,780	1,200	—	215%	—

Operating income	23,223	57,957	69,331	(60)%	(16)%
Loss on debt retirement	4,543	398	9,857	1041%	(96)%
Interest expense, net	14,731	14,446	13,986	2%	3%

Income from continuing operations before income taxes	$3,949	$43,113	$45,488	(91)%	(5)%

As a percent of net sales Gross margin	14.9%	15.9%	17.0%
SG&A	12.3%	11.3%	11.9%
Operating income	1.8%	4.2%	5.4%
Income from continuing operations before income taxes	0.3%	3.2%	3.6%

Consolidated results of operations 2007 versus 2006 analysis

Consolidated net sales for 2007 decreased $91.2 million from 2006 primarily due to lower sales volumes from the manufacturing and retail segments, partially offset by a $190.1 million increase in sales at our international segment. Consolidated net sales for 2007 included a full year of sales from the 2006 acquisitions whereas sales in 2006 included only five months of sales for North American and nine months of sales for Caledonian and Highland. In 2006, manufacturing segment results also included non-recurring sales of approximately $23.0 million to FEMA.

Gross margin for 2007 decreased $27.8 million versus the comparable period in 2006 primarily as a result of lower gross margin in the manufacturing and retail segments due to lower sales, which was partially offset by increased gross margin from higher sales in the international segment. A large portion of the decreased manufacturing segment gross margin occurred in the first and fourth quarters of 2007. In the first quarter of 2007 the manufacturing segment saw a significant reduction in sales and gross margin versus the first quarter of 2006 resulting from low incoming order rates and levels of unfilled orders driven by difficult housing market conditions in the U.S. and weather conditions in many parts of the country and non-recurring FEMA sales in 2006. Our U.S. plants operated at only 44% of capacity in the first quarter and 50% of capacity in the fourth quarter of 2007, resulting in manufacturing inefficiencies and lower coverage of fixed costs.

Selling, general and administrative expenses (“SG&A”) for 2007 increased slightly compared to 2006 primarily as a result of incremental SG&A from full year results of the 2006 acquisitions and the effects of higher sales in the international segment, partially offset by reduced variable SG&A in the manufacturing and retail segments due to lower sales. Additionally, the international segment SG&A includes a compensation charge of $6.4 million related to a contingent purchase price or “earn out” arrangement for the acquisition of Caledonian. In 2007, SG&A was reduced by net gains of $1.2 million, primarily from the sale of two idle plants. In 2006, SG&A was reduced by net gains of $4.7 million, primarily from the sale of investment property and five idle plants.

Results in 2007 included amortization expense of $5.7 million compared to $3.9 million in 2006, as a result of recording a full year of amortization of intangible assets relating to the 2006 and 2005 acquisitions. The loss on debt retirement in 2007 is primarily due to the early redemption of $75.6 million of our Senior Notes due 2009, which resulted from our fourth quarter tender offer.

In comparing 2007 consolidated results to 2006 results, net sales and operating income for the 2006 acquisitions were included in 2006 consolidated results based on their respective acquisition dates and not for an entire year. On a proforma basis, assuming we had owned these acquisitions during the entire year ended December 30, 2006, consolidated net sales and operating income in 2007 would have decreased by 11% and 65%, respectively, versus the prior year as compared to decreases of 7% and 60%, respectively, reported in the table above.

Consolidated results of operations 2006 versus 2005 analysis

Net sales in 2006 increased by 7% over 2005, due primarily to the inclusion of the results of Caledonian (the international segment) since acquisition. Manufacturing segment sales in 2006 were flat as compared with 2005 as sales from Highland and North American since acquisition and full year results from the New Era group offset a decline in sales from the other manufacturing plants, including the $24.4 million decrease in sales to FEMA. The decline in retail segment sales was substantially offset by a lower elimination of intercompany sales resulting from lower purchases by the retail segment from the manufacturing segment.

Gross margin in 2006 was slightly higher than in 2005 on a 7% increase in sales. A decline in gross margin in the manufacturing and retail segments was offset by gross margin from the international segment. Manufacturing segment gross margin as a percent of sales declined 0.6% in 2006 as compared to 2005, as low levels of unfilled orders at most of our plants caused production inefficiencies resulting from underutilized factory capacity. Manufacturing segment gross margin in 2006 included a $1.0 million reduction to closed plant warranty reserves and in 2005 included a $2.3 million charge to increase closed plant warranty reserves.

SG&A in 2006 increased $2.7 million over 2005 as SG&A from the 2006 acquisitions and a full year of SG&A from the New Era group exceeded decreases in SG&A at the existing plants in the manufacturing segment, the retail segment and the corporate office. These declines in SG&A were caused in part by lower incentive compensation resulting from lower profits and failure to achieve incentive compensation targets. In addition, SG&A in 2006 was also reduced by gains of $4.7 million, primarily from the sale of an investment property and five idle manufacturing plants, while SG&A in 2005 was reduced by gains of $1.5 million from the sale of three idle plants.

Results in 2006 included amortization expense of $3.9 million related to intangible assets valued in the 2006 and 2005 acquisitions and a net loss of $0.4 million from the write off of deferred financing costs related to the voluntary repayment of $27.8 million of our Term Loan due 2012. Interest expense increased $0.5 million as a result of debt incurred for the Caledonian acquisition, partially offset by a lower average interest rate. During 2005, a mark-to-market credit of $4.3 million was recorded for the decrease in estimated fair value of an outstanding common stock warrant. During 2005 we repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million. Also during 2005, operating results included a loss on debt retirement of $9.9 million from the purchase and retirement of $97.5 million of Senior Notes due 2007 for cash payments totaling $106.3 million.

The inclusion of the 2006 acquisitions and the New Era group, which was acquired in August 2005, in consolidated results since their respective acquisition dates contributed to an increase in net sales and operating income in 2006 as compared to 2005. On a proforma basis, assuming we had owned these acquisitions during the entire years ended December 30, 2006 and December 31, 2005, consolidated net sales and operating income in 2006 would have decreased by 8% and 16%, respectively, versus the prior year as compared to 7% increase and 16% decrease, respectively, reported in the table above.

Restructuring Charges

During 2007 we incurred charges totaling $4.9 million from the closure of two U.S. homebuilding plants. Restructuring charges totaling $3.8 million consisted of fixed asset impairment charges of $2.0 million and severance costs totaling $1.8 million. Other plant closing charges that are included in cost of sales consisted of inventory write downs of $0.6 million and additional warranty accruals of $0.5 million. During 2006, we recorded restructuring charges for the closure of one U.S. manufacturing plant consisting of a $1.2 million fixed asset impairment charge. Also in 2006, the accrual for closed plant warranty costs was reduced by $1.0 million due to favorable experience for plants previously closed. During 2005, a $2.3 million charge was recorded to increase the accrual for closed plant warranty costs due to unfavorable experience for previous closures. See additional discussion of restructuring charges in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Impairment Tests for Goodwill

For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, we performed our annual impairment tests for goodwill in the fourth quarter of each year and concluded no impairment existed for the carrying value of goodwill.

Income from continuing operations before income taxes

The segment components of income from continuing operations before income taxes are as follows:

		% of		% of		% of
	2007	Related Sales	2006	Related Sales	2005	Related Sales
	(Dollars in thousands)

Manufacturing segment income	$40,924	4.3%	$81,600	6.8%	$90,286	7.6%
International segment income	17,393	6.2%	5,634	6.2%	—	—
Retail segment income	1,911	2.6%	7,636	6.5%	8,167	6.0%
General corporate expenses	(31,609)		(32,472)		(35,522)
Amortization of intangible assets	(5,727)		(3,941)		—
Mark-to-market credit for common stock warrant	—		—		4,300
Loss on debt retirement	(4,543)		(398)		(9,857)
Interest expense, net	(14,731)		(14,446)		(13,986)
Intercompany profit elimination	331		(500)		2,100

Income from continuing operations before income taxes	$3,949	0.3%	$43,113	3.2%	$45,488	3.6%

Segment results, general corporate expenses and interest expense, net, are discussed below. Amortization of intangible assets, mark-to-market credit for the common stock warrant, and loss on debt retirement are discussed above.

Manufacturing segment sales to the retail segment and related manufacturing profits are included in the manufacturing segment. Retail segment results include retail profits from the sale of homes to consumers but do not include any manufacturing segment profits associated with the homes sold. Intercompany transactions between the operating segments are eliminated in consolidation, including intercompany profit in inventory, which represents the amount of manufacturing segment gross margin in Champion-produced inventory at the retail segment. In reconciling 2005 results by segment, a credit (income) resulted from the reduction in intercompany profit in inventory due to declining inventories at the discontinued retail operations.

Manufacturing Segment

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. Results of the manufacturing segment for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 are summarized as follows:

				07 vs 06	06 vs 05
				%	%
	2007	2006	2005	Change	Change

Manufacturing segment net sales (in thousands)	$941,945	$1,195,834	$1,190,819	(21)%	—
Manufacturing segment income (in thousands)	$40,924	$81,600	$90,286	(50)%	(10)%
Manufacturing segment margin %	4.3%	6.8%	7.6%
HUD-code home shipments	9,971	15,341	18,989	(35)%	(19)%
U.S. modular home and unit shipments	3,670	4,574	3,958	(20)%	16%
Canadian home shipments	1,637	1,132	1,013	45%	12%
Other shipments	68	79	—	(14)%	—

Total homes and units sold	15,346	21,126	23,960	(27)%	(12)%
Floors sold	29,233	40,521	44,905	(28)%	(10)%
Multi-section mix	77%	80%	79%
Average unit selling price, excluding delivery	$55,100	$51,800	$45,700	6%	13%
Manufacturing facilities at year end	29	30	32

Manufacturing segment 2007 versus 2006 analysis

Manufacturing net sales for the year ended December 29, 2007 decreased 21% from net sales in the year ended December 30, 2006 driven by a 31% reduction in the number of homes we sold in the U.S. Partially offsetting these decreases were higher average selling prices in 2007, increased sales in Canada and the inclusion of incremental full year sales from Highland and North American in 2007 results. Sales in 2006 included approximately $23.0 million of non-recurring revenue from the sale of 627 homes to FEMA in the first quarter. Difficult U.S. housing markets throughout 2007 contributed to lower sales volumes at most of our U.S. plants. Average manufacturing selling prices increased in 2007 as compared to 2006 as a result of product mix and the inclusion of sales to FEMA at a lower average selling price in 2006. Product mix in 2007 included a greater proportion of sales of higher priced modular homes and Canadian homes, partially offset by the sales of fewer large, higher priced military housing units.

Manufacturing segment income for the year ended December 29, 2007 decreased $40.7 million from the year ended December 30, 2006 primarily driven by poor results in the first and fourth quarters of 2007 when manufacturing segment income declined $25.9 million and $11.6 million, respectively, from the comparable quarters of 2006. Our U.S. plants operated at only 44% of capacity for the first quarter and 50% of capacity in the fourth quarter of 2007, resulting in production inefficiencies and an increase in production downtime. These conditions prompted the closure of three manufacturing plants and the temporary idling of another plant in the U.S. during 2007, resulting in plant closing charges totaling $4.9 million for two of the closures. For the year ended December 29, 2007, our Canadian plants realized increased income from higher sales and price increases in a strong market. Results for the year ended December 29, 2007 included a net gain of $0.6 million, primarily from the sale of two idle plants. Results for the year ended December 30, 2006 included net gains of $4.7 million, primarily from the sale of investment property in Florida and five idle plants and restructuring charges of $1.2 million related to the closure of one plant.

The inclusion of the 2006 acquisitions in manufacturing segment results since their respective acquisition dates contributed to an increase in net sales and segment income during the year ended December 29, 2007 over the year ended December 30, 2006. On a proforma basis, assuming we had owned these companies for all of 2006, manufacturing segment net sales for the year ended December 29, 2007 would have decreased by 23% versus the year ended December 30, 2006, compared to the decrease of 21% reported in the table above. Manufacturing segment income for the year ended December 29, 2007 would have decreased by 52% versus the year ended December 30, 2006, compared to a decrease of 50% as reported in the table above.

Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing segment orders for homes at December 29, 2007 totaled approximately $56 million for the 29 plants in operation (including the acquired SRI plants) compared to $36 million at December 30, 2006 for the 30 plants in operation. Unfilled orders are concentrated primarily at nine manufacturing locations. The majority of our other plants are currently operating with one week or less of unfilled orders.

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

Manufacturing segment income in 2006 decreased by $8.7 million versus 2005 as a result of market conditions in the second half of 2006 which resulted in low levels of unfilled orders at most of our U.S. plants, an increased number of days of production down-time, and related production inefficiencies from under utilized factory capacity. These unfavorable changes were partially offset by income from the acquisitions. Additionally, 2006 sales and income at our Canadian operations increased versus 2005 due to strong market conditions. In response to the U.S. market conditions, from June through December 2006 we closed four manufacturing plants. Results for 2006 include a fixed asset impairment charge of $1.2 million for one of the plant closures, gains of $4.7 million primarily from the sale of an investment property in Florida and five idle manufacturing plants, and a reduction of closed plant warranty reserves of $1.0 million due to favorable experience. Results in 2005 include gains of $1.5 million from the sale of three idle plants and a charge of $2.3 million to increase closed plant warranty reserves due to unfavorable experience.

The inclusion of North American, Highland and the New Era group in manufacturing results since their respective acquisition dates contributed to an increase in net sales and operating income in 2006 as compared to 2005. On a proforma basis, assuming we had owned these acquisitions during the entire years ended December 30, 2006 and December 31, 2005, manufacturing net sales and segment income in 2006 would have decreased by 7% and 14%, respectively, versus the prior year as compared to no change and a 10% decrease, respectively, reported in the table above.

Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing production orders for homes at December 30, 2006 totaled approximately $36 million compared to $147 million at December 31, 2005. Unfilled orders were concentrated at three manufacturing locations and the remainder of our plants were operating with one week or less of unfilled orders.

International Segment

We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. Results of the international segment from date of acquisition through December 29, 2007 are summarized as follows:

			07 vs 06
			%
	2007	2006	Change

International segment net sales (in thousands)	$280,814	$90,717	210%
International segment income (in thousands)	$17,393	$5,634	209%
International segment margin %	6.2%	6.2%

International segment 2007 versus 2006 analysis

Sales for 2007 increased over 2006 primarily due to increased custodial (prison) projects, which generally include more site-work (non-factory) revenue than other projects. Increased military projects and the effects of the strengthening UK pound sterling versus the U.S. dollar also contributed to the sales increase in 2007. The international segment results for 2006 included only nine months due to the acquisition date of April 7, 2006. Approximately $17 million of the revenue increase resulted from changes in foreign exchange rates. For 2007, approximately 82% of international segment revenue was derived from custodial (prison) and military projects. The balance of revenue was attributable to residential and hotel projects. During the second half of 2007, revenues from site-work exceeded revenues from factory production.

During the fourth quarter of 2007, upon the attainment of certain levels of performance, the segment accrued a $13.3 million obligation relating to contingent purchase price or “earn out” provisions of the purchase agreement. Under U.S. generally accepted accounting principles, $6.9 million was recorded as additional purchase price thereby increasing goodwill, and $6.4 million was recorded as compensation expense.

A flood damaged a large number of completed and in-process modules in June 2007, resulting in the loss of approximately $4.0 million of revenue in the second quarter. During the third quarter of 2007 most of the damaged modules were repaired or replaced. The related insurance claim was settled and paid in the fourth quarter resulting in income of $2.1 million being recognized for the business interruption and property damage claims.

Segment income in 2007, as a percent of sales, was equal to 2006. However, excluding the “earn out” compensation charge the segment income percent for 2007 would have been 8.5%. This improvement resulted from higher production levels, favorable product line mix, the mix of factory production revenue versus site-work revenue and the stage of completion of the projects. Approximately $1.1 million of the increase in segment income resulted from changes in foreign exchange rates. Firm contracts and orders pending contracts under framework agreements totaled approximately $250 million at December 29, 2007, compared to approximately $225 million at December 30, 2006.

Retail Segment

The retail segment sells manufactured houses to consumers throughout California. We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. Results of the retail segment for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 are summarized as follows:

				07 vs 06	06 vs 05
				%	%
	2007	2006	2005	Change	Change

Retail segment net sales (in thousands)	$73,406	$117,397	$135,371	(37)%	(13)%
Retail segment income (in thousands)	$1,911	$7,636	$8,167	(75)%	(7)%
Retail segment margin %	2.6%	6.5%	6.0%
New homes retail sold	375	629	748	(40)%	(16)%
% Champion-produced new homes sold	88%	86%	82%
New home multi-section mix	98%	97%	97%
Average new home retail selling price	$191,700	$184,600	$178,900	4%	3%
Sales centers at period end	17	16	20

Retail segment 2007 versus 2006 analysis

Retail segment sales for 2007 decreased 37% versus 2006 primarily due to selling 40% fewer homes as a result of the difficult housing market conditions in California. Average selling prices increased in 2007 as many high-end homes were liquidated at reduced margins in an effort to reduce aged inventory.

Retail segment income for 2007 decreased compared to 2006 as gross margin was reduced due to lower sales volume and a lower gross margin rate, partially offset by lower SG&A costs. Gross margin as a percent of sales for 2007 was lower than the gross margin percentage in 2006 due to liquidating high-end homes and aged inventory at reduced margins combined with pricing pressure from generally difficult market conditions. SG&A costs declined in 2007 versus 2006 primarily resulting from lower sales commissions and incentive compensation.

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

Discontinued Operations

Losses from discontinued operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were as follows:

	2007	2006	2005
	(In thousands)

Income (loss) from retail operations	$—	$5	$(4,334)
(Loss) income from consumer finance business	—	(21)	(49)

Total loss from discontinued operations	$—	$(16)	$(4,383)

During 2005, we completed the disposal of our traditional retail operations through the sale of our remaining 42 traditional retail sales centers. As a result, the 66 retail sales locations disposed of during 2005 and 2004 have been classified as discontinued operations for the periods presented.

Loss from discontinued retail operations in 2005 included operating losses of $2.3 million and net losses of $2.0 million for sales centers sold or to be sold. In connection with the sales and closures of retail locations during 2005, intercompany manufacturing profit of $2.4 million was recognized in the consolidated statement of operations as a result of the liquidation of retail inventory, which was not classified as discontinued operations.

General Corporate Expenses

General corporate expenses for 2007 declined $0.9 million, or 3%, from the amount in 2006, primarily as a result of lower information technology costs, partially offset by higher financing related costs and professional fees. General corporate expenses in 2006 decreased by $3.1 million, or 9%, from the amount in 2005 primarily due to lower incentive compensation.

Interest Income and Interest Expense

Interest expense in 2007 was higher than in 2006 primarily due to higher interest rates and slightly higher average debt in 2007. Interest income for 2007 was slightly higher than the comparable period of 2006 due to lower cash investment balances offset by higher interest rates.

Interest income in 2006 was higher than in 2005 due to a higher average interest rate, partially offset by lower average cash balances. Interest expense in 2006 was higher than in 2005 due to higher average debt balances in 2006 related to the Sterling Term Loan that was entered into in April of 2006 in connection with the Caledonian acquisition, partially offset by a lower average interest rate due to the replacement in the fourth quarter of 2005 of our 11.25% Senior Notes with the $100 million Term Loan with a LIBOR-based interest rate.

Income Taxes

Income taxes 2007 versus 2006 analysis

The effective tax rate for 2007 was (82%) and was impacted by the mix of our pretax earnings among jurisdictions and the respective tax rates in those jurisdictions. As a result, the tax benefit from our U.S. loss exceeded the tax expense on foreign income. Also impacting the effective tax rate is the effect of permanent differences and state tax benefits. Due to the low level of consolidated pretax income, these factors had a significant impact on the effective tax rate.

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

The 2006 income tax provision includes a $101.9 million non-cash tax benefit from the reversal of the valuation allowance. The reversal was originally reported as $109.7 million but was subsequently reduced, effective July 1, 2006, by $7.8 million primarily to eliminate the tax effect of net operating loss carryforwards related to stock option tax deductions, the benefit of which, when realized, will result in an increase to shareholders equity.

As of December 29, 2007, we had net operating loss (“NOL”) carryforwards of approximately $233 million for U.S. federal tax purposes available to offset certain future U.S. taxable income that expire in 2023 through 2027. As of December 29, 2007, we had state net NOL carryforwards of approximately $211 million available to offset future state taxable income that expire primarily in 2016 through 2027. For financial reporting purposes, our U.S. pretax income for 2005 through 2007 totaled approximately $41 million. Although we expect to generate sufficient U.S. pretax income in the future to utilize available NOL carryforwards, there can be no assurance that we will be able to do so. Additionally, the current U.S. economy and housing market present significant challenges to returning the Company’s U.S. operations to profitability. In the event that we incur additional U.S. operating losses in 2008, we will likely be required to provide a valuation allowance for all or a portion of the U.S. net deferred tax assets which totaled approximately $117 million at December 29, 2007.

During periods when these NOL carryforwards are available, our cash tax expense is expected to be significantly lower than tax expense for financial reporting purposes. Our cash tax expense in these periods will be primarily related to foreign income taxes.

Income taxes 2006 versus 2005 analysis

The 2006 income tax provision includes a $101.9 million non-cash tax benefit from the reversal of the valuation allowance. During 2005 we had a 100% valuation allowance for our deferred tax assets. The effective tax rates for 2005 differs from the 35% federal statutory rate in part because of this 100% valuation allowance. Income taxes in 2005 consisted of foreign (Canadian) and state taxes. Taxes in 2005 also included U.S. federal tax of $0.8 million on dividends paid by our Canadian subsidiary.

Results of Fourth Quarter 2007 Versus 2006

			%
	2007	2006	Change
	(Dollars in thousands,
	except average selling prices)

Net sales:
Manufacturing segment	$223,951	$250,823	(11)%
International segment	92,110	32,640	182%
Retail segment	15,749	23,685	(34)%
Less: intercompany	(6,200)	(6,200)	—

Total net sales	$325,610	$300,948	8%

Gross margin	$45,083	$49,593	(9)%
Selling, general and administrative expenses	44,526	38,522	16%
Amortization of intangible assets	1,454	1,428	2%
Restructuring charges	2,659	—	—

Operating (loss) income	(3,556)	9,643	(137)%
Loss on debt retirement	4,543	398	1041%
Interest expense, net	3,115	4,151	(25)%

(Loss) income from continuing operations before income taxes	$(11,214)	$5,094	(320)%

Manufacturing segment income	$3,383	$15,042	(78)%
International segment income	3,449	2,476	39%
Retail segment (loss) income	(316)	1,319	(124)%
General corporate expenses	(8,249)	(8,066)	2%
Amortization of intangible assets	(1,454)	(1,428)	2%
Loss on debt retirement	(4,543)	(398)	1041%
Interest expense, net	(3,115)	(4,151)	(25)%
Intercompany profit elimination	(369)	300	(223)%

(Loss) income from continuing operations before income taxes	$(11,214)	$5,094	(320)%

			%
	2007	2006	Change
	(Dollars in thousands,
	except average selling prices)

As a percent of net sales
Gross margin	13.8%	16.5%
SG&A	13.7%	12.8%
(Loss) income from continuing operations before income taxes	(3.4)%	1.7%
Manufacturing segment margin %	1.5%	6.0%
International segment margin %	3.7%	7.6%
Retail segment margin %	(2.0)%	5.6%
Manufacturing segment
HUD-code home shipments	2,251	2,804	(20)%
U.S. modular home and unit shipments	921	1,119	(18)%
Canadian home shipments	422	275	53%
Other shipments	17	21	(19)%

Total homes and units sold	3,611	4,219	(14)%
Floors sold	6,697	8,242	(19)%
Mutli-section mix	75%	82%	(9)%
Average unit selling price, excluding delivery	$55,700	$54,600	2%
Retail segment
New homes retail sold	80	134	(40)%
% Champion-produced new homes sold	93%	83%
New home multi-section mix	98%	96%
Average new home retail selling price	$194,600	$173,400	12%

Net sales for the fourth quarter of 2007 increased by 8% from the fourth quarter of 2006 due primarily to a $59.5 million increase in sales at the international segment that offset sales declines at the manufacturing and retail segments

Gross margin for the fourth quarter of 2007 decreased $4.5 million from the comparable period of 2006, due primarily to the decline in manufacturing and retail segment sales, partially offset by increased gross margin from the international segment. In the fourth quarter of 2007, U.S. manufacturing plants operated at only 50% of capacity resulting in production inefficiencies, an increase in production downtime and lower coverage of fixed costs which negatively impacted the manufacturing segment’s gross margin.

SG&A increased $6.0 million primarily due to inclusion in the international segment of a $6.4 million compensation charge resulting from a contingent purchase price or “earn out” arrangement for the acquisition of Caledonian.

The loss on debt retirement in 2007 is primarily due to the early redemption of $75.6 million of our Senior Notes due 2009, which resulted from our fourth quarter tender offer.

Net interest expense for the fourth quarter of 2007 decreased $1.0 million from the fourth quarter of 2006 as a result of using approximately $94 million of the net proceeds from the $180 million 2.75% Convertible Note offering to pay down approximately $90 million of higher interest rate debt and earnings from investing the remaining proceeds, partially offset by an increase in total debt.

Charges totaling $3.6 million were incurred in the fourth quarter of 2007 from the closure of one manufacturing plant. Restructuring charges totaling $2.7 million consisted of a fixed asset impairment charge of $1.8 million and severance costs of $0.9 million. Other plant closing charges that are included in cost of sales consisted of inventory write downs of $0.4 million and an additional warranty accrual of $0.5 million.

Manufacturing segment

Manufacturing segment net sales for the fourth quarter of 2007 decreased by $26.9 million compared to 2006 substantially driven by the weak housing market in the U.S. partially offset by higher average selling prices in the U.S. and higher volumes and higher average selling prices in Canada.

Manufacturing segment income for the fourth quarter of 2007 decreased by $11.7 million versus the comparable quarter of 2006 due to decreased sales and production inefficiencies from underutilized factory capacity. Market conditions during the fourth quarter of 2007 resulted in low levels of unfilled orders at most of our U.S. plants and a decreased number of production days. Sales and income in the fourth quarter of 2007 at our Canadian operations increased versus the same quarter in 2006 due to strong market conditions. In response to market conditions in the U.S, during the fourth quarter of 2007 we closed one manufacturing plant and idled another, which resulted in plant closing charges of $3.6 million for the one closure. Additional casualty self-insurance charges of $2.8 million were recorded in the fourth quarter of 2007 as a result of increases in several large claims and the results of our annual actuarial valuation. Results in 2006 included a $1.0 million reduction to closed plant warranty reserves due to favorable experience.

International segment

Approximately 83% of fourth quarter international segment revenue was derived from custodial (prison) and military accommodation projects with the balance attributable to hotel and residential projects. During the quarter, site work revenue exceeded factory production revenue, primarily due to custodial projects. During the fourth quarter of 2007, upon attainment of certain levels of performance, the segment accrued a $13.3 million obligation relating to contingent purchase price or “earn out” provisions of the purchase agreement. Under U.S. generally accepted accounting principles, $6.9 million was recorded as additional purchase price thereby increasing goodwill, and $6.4 million was recorded as compensation expense.

A flood damaged a large number of completed and in-process modules in June 2007, resulting in the loss of approximately $4.0 million of revenue in the second quarter. During the third quarter of 2007 most of the damaged modules were repaired or replaced. The related insurance claim was settled and paid in the fourth quarter, resulting in income of $2.1 million being recognized for the business interruption and property damage claims.

Segment income in the quarter, as a percent of sales, was 3.7% compared to 7.6% in the fourth quarter of 2006. However, excluding the earn out compensation charge and income from the insurance settlement which recovered losses from previous quarters, the segment income percent for 2007 would have been 8.4%. This improvement resulted from higher production levels, favorable product line mix, the mix of factory production revenue versus site-work revenue and the stage of completion of the projects.

Retail segment

Retail segment net sales for the fourth quarter of 2007 decreased 34% versus the comparable period of 2006 primarily due to selling 40% fewer homes in a difficult California housing market. The effect on sales from the decrease in homes sold was partially offset by higher selling prices. Retail segment income for the fourth quarter of 2007 declined by $1.6 million compared to the same period of 2006 primarily due to lower gross margin from decreased sales and from a lower margin rate from selling aged inventory.

Contingent Repurchase Obligations — Manufacturing Segment

We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. Upon default by a retailer under a floor plan financing agreement subject to an associated repurchase agreement, the manufacturer is generally required to repurchase the loan or the home for the unpaid balance of the floor plan loan, subject to certain adjustments. In the event of such repurchases, our loss represents the difference between the repurchase price and the estimated net proceeds we realize from the resale of the home, less any related reserves or accrued volume rebates that will not be paid.

Each quarter we review our contingent wholesale repurchase obligations to assess the adequacy of our reserves for repurchase losses. This analysis is based on a review of current and historical experience, reports received from the primary national floor plan lenders that provide floor plan financing for approximately 43% of our manufacturing sales, and information regarding the performance of our retailers obtained from our manufacturing facilities. We do not retain repurchase risk for cash sales and we do not always enter into repurchase agreements with floor plan lenders that provide financing for the balance of our manufacturing sales to independent retailers.

The estimated repurchase obligation is calculated as the total amount that would be paid upon the default of all of our independent retailers whose inventories are subject to repurchase agreements, without reduction for the resale value of the repurchased homes. As of December 29, 2007, our largest independent retailer, a nationwide retailer, had approximately $6.8 million of inventory subject to repurchase for up to 18 months from date of invoice. As of December 29, 2007 our next 24 largest independent retailers had an aggregate of approximately $42.4 million of inventory subject to repurchase for generally up to 18 months from date of invoice, with individual amounts ranging from approximately $0.4 million to $3.4 million per retailer.

A summary of actual repurchase activity for the last three years follows:

	2007	2006	2005
	(Dollars in millions)

Estimated repurchase obligation at end of year	$200	$250	$260
Number of retailer defaults	12	8	17
Number of homes repurchased	23	22	50
Total repurchase price	$1.2	$1.2	$2.1
Losses incurred on homes repurchased	$0.1	$0.1	$0.3

We lowered repurchase reserves by $1.2 million in 2006 and by $1.0 million in 2005 as a result of better experience during those years and the improved financial condition of our largest independent retailers.

Off Balance Sheet Arrangements

Our off balance sheet arrangements at December 29, 2007 consist of the contingent repurchase obligation totaling approximately $200 million, surety bonds and letters of credit totaling $75.1 million and guarantees of $2.5 million of debt of unconsolidated affiliates.

Liquidity and Capital Resources

Unrestricted cash balances totaled $135.4 million at December 29, 2007. During 2007, continuing operating activities provided net cash of $80.3 million. Excluding working capital acquired in the purchase of SRI, during 2007 inventories decreased by $24.0 million, accounts receivable increased by $28.4 million and accounts payable increased by $61.2 million. Cash of $96.2 million was used to acquire SRI and $10.2 million was used for capital expenditures. Other cash provided during the period included cash proceeds of $4.5 million from the sale of two idle plants and cash totaling $3.8 million from stock option exercises.

In the fourth quarter of 2007, we improved our capital structure by completing a $180 million 2.75% Convertible Note offering that provided $174.1 million of net proceeds. In connection therewith, we completed a tender offer for our Senior Notes due 2009 and used cash of $79.7 million to redeem $75.6 million of the Senior Notes. In addition, we prepaid $14.5 million of our Term Loan due 2012. These transactions extended the average maturity of our indebtedness and also reduced the average interest rate on our indebtedness.

The Convertible Notes are convertible into approximately 47.7 shares of our common stock per $1,000 of principal. The conversion rate can exceed 47.7 shares per $1,000 of principal when the closing price of our common stock exceeds approximately $20.97 per share for one or more days in the 20 consecutive trading day period beginning on the second trading day after the conversion date. Holders of the Convertible Notes may require us to repurchase the Notes if we are involved in certain types of corporate transactions or other events constituting a fundamental change. Holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. We have the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012.

On October 31, 2005, we entered into a senior secured credit agreement with various financial institutions, which has been amended from time to time (the “Credit Agreement”). The Credit Agreement is comprised of a $100 million term loan (“the Term Loan”), a £45 million term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. As of December 29, 2007, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. The Credit Agreement also provides us with the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling. The Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries.

The Credit Agreement requires principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.1 million for 2008 and approximately $1.8 million annually thereafter. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate plus 3.25% and the interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate plus 3.25%. Letter of credit fees are 3.35% annually and revolver borrowings bear interest at either the prime interest rate plus 2.25% or LIBOR plus 3.25%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.

The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012, and the maturity date for the revolving line of credit is October 31, 2010. The Credit Agreement contains affirmative and negative covenants. Under the Credit Agreement, we are required to maintain a maximum Leverage Ratio of Total Debt (as defined) on the last day of a fiscal quarter to consolidated EBITDA (as defined) for the four-quarter period then ended. We are also required to maintain a minimum Interest Coverage Ratio of consolidated EBITDA to Cash Interest Expense (as defined) over the four-quarter period then ended and a minimum Fixed Charge Ratio of consolidated EBITDA to Fixed Charges (as defined) over the four-quarter period then ended. Annual prepayments are required should we generate Excess Cash Flow (as defined). As of December 29, 2007, we were in compliance with all covenants. We expect to remain in compliance with all covenants throughout 2008.

The Senior Notes due 2009 are secured equally and ratably with our obligations under the Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. In November 2007, the Indenture governing the Senior Notes was modified via a Supplemental Indenture, which eliminated substantially all restrictive covenants.

We continuously evaluate our capital structure in light of existing and expected market conditions. Strategies considered to improve our capital structure include without limitation, purchasing, refinancing, exchanging, or otherwise retiring our outstanding indebtedness, restructuring of obligations, new financings, and issuances of securities, whether in the open market or by other means and to the extent permitted by our existing financing arrangements. The amounts involved in any such transactions, individually or in the aggregate, may be material.

We expect to spend less than $20 million in 2008 on capital expenditures. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.

Contingent Liabilities and Obligations

We had significant contingent liabilities and obligations at December 29, 2007, including surety bonds and letters of credit totaling $75.1 million and guarantees of $2.5 million of debt of unconsolidated affiliates. Additionally, we are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We estimate our contingent repurchase obligation as of December 29, 2007 was approximately $200 million, without reduction for the resale value of the homes. See “Contingent Repurchase Obligations-Manufacturing Segment” discussed above in Item 7 of this Report.

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

Summary of Liquidity and Capital Resources

At December 29, 2007, our unrestricted cash balances totaled $135.4 million and we had unused availability of $40.0 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $175.4 million. We expect that our cash flow from operations and our cash balances will be adequate to fund capital expenditures as well as the approximate $47.9 million of scheduled debt payments due in 2008 and 2009, including the $24.5 million note payable for the SRI acquisition, the $13.3 million Caledonian earn out obligation and the remaining $6.7 million of Senior Notes due 2009. Therefore, the level of cash availability is projected to be in excess of cash needed to operate our businesses for the next two years. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

Contractual Obligations

The following table presents a summary of payments due by period for our contractual obligations for long-term debt, capital leases, operating leases, and certain other long-term liabilities as of December 29, 2007:

	Payments due by period: After December 29, 2007
	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
	(In thousands)

Long-term debt:
Convertible Notes due 2037	$180,000	$—	$—	$180,000	$—
Senior Notes due 2009	6,716	—	6,716	—	—
Term Loans due 2012	144,136	1,124	3,598	139,414	—
Obligations under industrial revenue bonds	12,430	—	—	—	12,430
Note payable, SRI acquisition	24,528	24,528	—	—	—
Caledonian earnout obligation	13,252	13,252	—	—	—
Capital leases and other debt	971	232	513	226	—
Operating leases	33,461	5,592	9,617	7,247	11,005

Total	$415,494	$44,728	$20,444	$326,887	$23,435

Based on the repurchase and redemption features, which first become available in 2012, the Convertible Notes are listed as being due in 2012 in the table above.

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

Reserves for Self-Insured Risks

We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $0.5 million per claim for workers’ compensation ($0.75 million per claim in California) and automobile liability claims, up to $0.5 million, $1.5 million or $1.75 million per claim for product liability and general liability claims, depending on the policy year under which the claim is made, and up to $250,000 per claim for property insurance claims including business interruption losses. We maintain excess liability and property insurance with independent insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for up to $150,000 of health insurance claims per contract per year. Estimated casualty and health insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history and inflation, as well as estimates provided by our third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.

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

Although we expect to generate sufficient U.S. pretax income in the future to utilize available NOL carryforwards there can be no assurance that we will be able to do so. Additionally, the current U.S. economy and housing market present significant challenges to returning our U.S. operations to profitability. In the event that we incur additional U.S. operating losses in 2008, we will likely be required to provide a valuation allowance for all or a portion of the U.S. net deferred tax assets which totaled $117 million at December 29, 2007.

Goodwill and Amortizable Intangible Assets

Goodwill and amortizable intangible assets are related to both our manufacturing and international segments. We test for impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for impairment of amortizable intangible assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate the fair value of our manufacturing and international segments versus their carrying value as of each fiscal year end or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the segment’s fair value, we calculate the present value of future cash flows based on forecasted sales volumes and profit margins, the number of manufacturing facilities in operation, current industry and economic conditions, historical results and inflation. We also use available market value information to evaluate fair value. Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill and amortizable intangible assets or differences between estimates and actual results could result in impairment charges in the future.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. In February 2008, the FASB issued FSP FAS 157-2 that delayed, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. However, we would still be required to adopt SFAS 157 as of January 1, 2008 for certain assets and liabilities which were not included in FSP FAS 157-2. We have not yet determined the effect, if any, that the implementation of SFAS 157 will have on our results of operations or financial condition.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies accounting for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Under FIN 48, we will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on our best estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The adoption of FIN 48 required no adjustment to opening balance sheet accounts as of December 30, 2006.

In February 2007, the Financial Accounting Standards Board issued Financial Accounting Standard Number 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard Number 141(R) (“SFAS 141R”), Business Combinations and Financial Accounting Standard Number 160 (“SFAS 160”), Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141R and SFAS 160 expand the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with early adoption prohibited and these standards must be adopted concurrently. These standards will impact us for any acquisitions subsequent to the adoption date; however, we have not yet determined the effect that the implementation of SFAS 141R and SFAS 160 will have on our results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our debt obligations under the Credit Agreement are currently subject to variable rates of interest based on both U.S. and UK LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.4 million, assuming average related debt of $144.1 million, which was the amount of related outstanding borrowings at December 29, 2007.

Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $124,000, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at December 29, 2007.

Our approach to interest rate risk is to balance our borrowings between fixed rate and variable rate debt. At December 29, 2007, we had $180 million of Convertible Notes and $6.7 million of Senior Notes at fixed rates and $156.5 million of Term Notes and industrial revenue bonds at variable rates. At December 30, 2006, we had

$82.3 million of Senior Notes at a fixed rate and $171.1 million of Term Notes and industrial revenue bonds at variable rates.

We are exposed to foreign exchange risk with our factory-built housing operations in Canada and our international segment in the UK. Our Canadian operations had 2007 proforma net sales totaling $220 million (CAD), including SRI’s net sales. Assuming future annual Canadian sales equal to 2007 proforma sales, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $2.2 million. Our international segment had 2007 sales of £140 million (pounds Sterling). Assuming future annual UK sales equal to 2007 sales, a change of 1.0% in exchange rates between the U.S. dollar and the British pound Sterling would change consolidated sales by $2.8 million. Net income of the Canadian and UK operations would also be affected by changes in exchange rates.

We borrowed £45 million in the U.S. to finance a portion of the Caledonian purchase price, which totaled approximately £62 million. This Sterling denominated borrowing was designated as an economic hedge of our net investment in the UK. Therefore a significant portion of foreign exchange risk related to our Caledonian investment in the UK is offset. We do not hedge our investment in the Canadian operations.

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

As of December 29, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended December 29, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2007, we completed the implementation of a new enterprise resource planning (“ERP”) system for its manufacturing operations, excluding one 2006 acquisition. The ERP system implementation for the remaining 2006 acquisition is targeted for the first half of 2008. The time frame for the ERP system implementation for the December 2007 acquisition of SRI has not yet been established. Management does not currently believe that this will adversely affect the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the sections entitled “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held May 7, 2008 (the “Proxy Statement”) and the information set forth in the section entitled “Executive Officers of the Company” in Part 1, Item 1 of this Report is incorporated herein by reference.

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

Exhibit No.	Description

1.1	Underwriting agreement, dated October 27, 2007, between Champion Enterprises, Inc. and Credit Suisse Securities (USA), filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed November 2, 2007 and incorporated herein by reference.
2.1	Asset Purchase Agreement, dated February 24, 2006, by and among CBS Monaco Limited, Champion Enterprises, Inc. and the shareholders of Calsafe Group (Holdings) Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated herein by reference.
2.2	Asset Purchase Agreement, dated December 17, 2007, by Champion Enterprises, Inc. and 1367606 Alberta ULC (“Buyer”) with SRI Homes Inc., NGI Investment Corporation, Robert Adria and Brian Holterhus, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 21, 2007 and incorporated herein by reference.
3.1	Restated Articles of Incorporation of Champion Enterprises, Inc., as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 19, 2006 and incorporated herein by reference.
3.2	Bylaws of the Company as amended through December 2, 2003, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
4.1	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.2	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4.3	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.4	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4.5	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
4.6	Supplemental Indenture dated as of March 15, 2002 between the Company, A-1 Champion GP, Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.7	Supplemental Indenture dated as of August 7, 2002 among the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit No.	Description

4.8	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., the Company, the Subordinated Subsidiary Guarantors, and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.9	Supplemental Indenture dated as of January 31, 2003, among Moduline Industries (Canada) Ltd., the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4.10	Supplemental Indenture dated as of October 14, 2005, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2005 and incorporated herein by reference.
4.11	Supplemental Indenture for Senior Debt Securities dated November 2, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 2, 2007 and incorporated herein by reference.
4.12	Supplemental Indenture dated November 13, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2007 and incorporated herein by reference.
10.1	*1993 Management Stock Option Plan, as amended and restated as of December 3, 2002, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.2	*1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.
10.3	*First Amendment to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10.4	*Second Amendment dated April 28, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.5	*Third Amendment dated October 27, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10.6	*Fourth Amendment dated April 27, 1999 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10.7	*Management Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.8	*Amendment to the Management Stock Purchase Plan, filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.9	*Deferred Compensation Plan, filed as Exhibit 4.2 to the Company’s Form S-8 dated September 17, 1998 and incorporated herein by reference.
10.10	*Amendment to the Deferred Compensation Plan, dated as of March 26, 2004, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005 and incorporated herein by reference.
10.11	*Corporate Officer Stock Purchase Plan, filed as Exhibit 4.1 to the Company’s Form S-8 dated February 26, 1999 and incorporated herein by reference.
10.12	*Amendment to the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.13	*Consent in Lieu of a Special Meeting of the Deferred Compensation Committee dated January 1, 1999 to amend the Corporate Officer Stock Purchase Plan, filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.

Exhibit No.	Description

10.14	*2000 Stock Compensation Plan for Nonemployee Directors, as amended and restated effective December 18, 2002, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10.15	*Fourth Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10.16	*Salesperson Retention Plan, filed as Exhibit 99(a) to the Company’s Registration Statement on Form S-3 dated January 19, 2001 and incorporated herein by reference.
10.17	*2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 4, 2005 and incorporated herein by reference.
10.18	*Form of Performance Share Award under the 2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference.
10.19	*Form of Annual Incentive Award under the 2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference.
10.20	*Executive Employment Agreement dated as of July 12, 2004 between the Company and William C. Griffiths, as amended and restated, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated July 13, 2004 and incorporated herein by reference.
10.21	*Form of Change in Control Agreement dated November 22, 2004 between the Company and certain executive officers, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.22	*Change in Control Agreement dated November 22, 2004 between the Company and William C. Griffiths, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.23	*Executive Officer Severance Pay Plan effective December 1, 2004, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 22, 2004 and incorporated herein by reference.
10.24	*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.25	*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10.26	*Letter Agreement dated September 21, 2004 between the Company and Jeffrey L. Nugent, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.
10.27	Cash Compensation Plan for Non-Employee Directors (the “Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2006 and incorporated herein by reference.
10.28	First Amendment to Amended and Restated Credit Agreement, dated March 22, 2007, by Champion Home Builders Co., a wholly-owned subsidiary of Champion Enterprises, Inc., and certain additional subsidiaries of Champion Enterprises, Inc. with certain financial institutions and other parties thereto as lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2007 and incorporated herein by reference.
10.29	Second Amendment to Amended and Restated Credit Agreement, dated June 20, 2007, by Champion Home Builders Co., a wholly-owned subsidiary of Champion Enterprises, Inc., and certain additional subsidiaries of the Company with certain financial institutions and other parties thereto as lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference.

Exhibit No.	Description

10.30	Third Amendment to Amended and Restated Credit Agreement, dated October 25, 2007, by Champion Home Builders Co., a wholly-owned subsidiary of Champion Enterprises, Inc., and certain additional subsidiaries of Champion Enterprises, Inc. with certain financial institutions and other parties thereto as lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2007 and incorporated herein by reference.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer dated February 27, 2008, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007.
31.2	Certification of Chief Financial Officer dated February 27, 2008, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated February 27, 2008, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended December 29, 2007.
99.1	Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Enterprises, Inc.

By:	/s/ Phyllis A. Knight
Phyllis A. Knight
Executive Vice President, Treasurer and
Chief Financial Officer

Dated: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Griffiths William C. Griffiths	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2008

/s/ Phyllis A. Knight Phyllis A. Knight	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ Richard Hevelhorst Richard Hevelhorst	Vice President and Controller (Principal Accounting Officer)	February 27, 2008

/s/ Robert W. Anestis Robert W. Anestis	Director	February 27, 2008

/s/ Eric S. Belsky Eric S. Belsky	Director	February 27, 2008

/s/ Selwyn Isakow Selwyn Isakow	Director and Lead Independent Director	February 27, 2008

/s/ Brian D. Jellison Brian D. Jellison	Director	February 27, 2008

/s/ G. Michael Lynch G. Michael Lynch	Director	February 27, 2008

/s/ Thomas Madden Thomas Madden	Director	February 27, 2008

/s/ Shirley D. Peterson Shirley D. Peterson	Director	February 27, 2008

/s/ David Weiss David Weiss	Director	February 27, 2008

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 29, 2007. The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

On December 21, 2007, we acquired substantially all the assets and the business of SRI Homes Ltd. We have excluded this acquisition from our assessment of internal control over financial reporting as of December 29, 2007 because it was acquired during 2007. The total assets of this acquisition represented 13 percent of our consolidated assets at December 29, 2007. Due to the date of the acquisition, no sales or operating results of SRI are included in our consolidated sales for 2007.

/s/ WILLIAM C. GRIFFITHS William C. Griffiths Chairman, President and Chief Executive Officer February 27, 2008	/s/ PHYLLIS A. KNIGHT Phyllis A. Knight Executive Vice President, Treasurer and Chief Financial Officer February 27, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Champion Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Champion Enterprises, Inc. (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index for the two years ended December 29, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Enterprises, Inc. at December 29, 2007 and December 30, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth for the two years ended December 29, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Champion Enterprises, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Champion Enterprises, Inc.

We have audited Champion Enterprises Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Champion Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the 2007 acquisition of SRI Homes, Inc., which are included in the consolidated statements of the Company and constituted 13 percent of consolidated assets at December 29, 2007 and zero percent of consolidated net sales for the year then ended. Management did not include an assessment of the internal control over financial reporting for SRI Homes, Inc. as it was acquired in a business combination in 2007.

In our opinion, Champion Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Champion Enterprises, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 29, 2007 and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Champion Enterprises, Inc.:

In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Champion Enterprises, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Detroit, MI
March 10, 2006

CHAMPION ENTERPRISES, INC.

CONSOLIDATED INCOME STATEMENTS

	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	(In thousands, except per share amounts)

Net sales	$1,273,465	$1,364,648	$1,272,590
Cost of sales	1,083,601	1,147,032	1,055,749

Gross margin	189,864	217,616	216,841
Selling, general and administrative expenses	157,134	154,518	151,810
Restructuring charges	3,780	1,200	—
Amortization of intangible assets	5,727	3,941	—
Mark-to-market credit for common stock warrant	—	—	(4,300)

Operating income	23,223	57,957	69,331
Loss on debt retirement	(4,543)	(398)	(9,857)
Interest income	5,649	5,050	3,712
Interest expense	(20,380)	(19,496)	(17,698)

Income from continuing operations before income taxes	3,949	43,113	45,488
Income tax (benefit) expense	(3,243)	(95,211)	3,300

Income from continuing operations	7,192	138,324	42,188
Loss from discontinued operations, net of taxes	—	(16)	(4,383)

Net income	$7,192	$138,308	$37,805

Basic income (loss) per share:
Income from continuing operations	$0.09	$1.81	$0.55
Loss from discontinued operations	—	—	(0.06)

Basic income per share	$0.09	$1.81	$0.49

Weighted shares for basic EPS	76,916	76,334	74,891

Diluted income (loss) per share:
Income from continuing operations	$0.09	$1.78	$0.54
Loss from discontinued operations	—	—	(0.06)

Diluted income per share	$0.09	$1.78	$0.48

Weighted shares for diluted EPS	77,719	77,578	76,034

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	December 29,	December 30,
	2007	2006
	(In thousands, except par value)

Assets
Current assets
Cash and cash equivalents	$135,408	$70,208
Accounts receivable, trade	89,646	47,645
Inventories	90,782	102,350
Deferred tax assets	29,746	32,303
Other current assets	14,827	10,677

Total current assets	360,409	263,183
Property, plant and equipment
Land and improvements	30,970	25,805
Buildings and improvements	129,002	123,483
Machinery and equipment	89,742	89,037

	249,714	238,325
Less-accumulated depreciation	132,730	125,798

	116,984	112,527
Goodwill	360,610	287,789
Amortizable intangible assets, net of accumulated amortization	72,541	47,675
Deferred tax assets	87,983	71,600
Other non-current assets	23,696	17,841

	$1,022,223	$800,615

Liabilities and Shareholders’ Equity
Current liabilities
Short-term portion of debt	$25,884	$2,168
Accounts payable	119,390	54,607
Accrued volume rebates	29,404	30,891
Accrued warranty obligations	29,246	30,423
Accrued compensation and payroll taxes	25,168	13,933
Accrued self-insurance	27,539	29,219
Other current liabilities	61,695	41,962

Total current liabilities	318,326	203,203
Long-term liabilities
Long-term debt	342,897	252,449
Deferred tax liabilities	7,065	10,600
Other long-term liabilities	34,089	32,601

	384,051	295,650
Contingent liabilities (Note 13)
Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 77,346 and 76,450 shares issued and outstanding, respectively	77,346	76,450
Capital in excess of par value	203,708	199,597
Retained earnings	23,637	16,445
Accumulated other comprehensive income	15,155	9,270

Total shareholders’ equity	319,846	301,762

	$1,022,223	$800,615

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net income	$7,192	$138,308	$37,805
Loss from discontinued operations	—	16	4,383
Adjustments to reconcile net income to net cash provided by (used for) continuing operating activities:
Depreciation and amortization	20,063	17,943	10,738
Stock-based compensation	2,975	4,563	5,674
Change in deferred taxes	(17,637)	(100,125)	—
Fixed asset impairment charges	2,000	1,200	—
Gain on disposal of fixed assets	(1,199)	(4,708)	(1,691)
Loss on debt retirement	4,543	398	9,857
Mark-to-market credit for common stock warrant	—	—	(4,300)
Increase/decrease
Accounts receivable	(28,412)	28,626	(24,364)
Inventories	24,024	13,129	(22,984)
Cash collateral deposits	—	—	6,500
Accounts payable	61,230	(16,405)	9,326
Accrued liabilities	5,733	(24,753)	7,040
Foreign currency transaction gain	(942)	—	—
Other, net	735	1,682	422

Net cash provided by continuing operating activities	80,305	59,874	38,406

Cash flows from investing activities
Additions to property, plant and equipment	(10,201)	(17,582)	(11,785)
Acquisitions	(96,208)	(153,845)	(41,416)
Proceeds on disposal of fixed assets	4,487	7,566	5,472
Distributions from unconsolidated affiliates	884	—	—

Net cash used for investing activities	(101,038)	(163,861)	(47,729)

Cash flows from financing activities
Payments on short-term debt	—	—	(8,195)
Proceeds from Convertible Notes	180,000	—	—
Proceeds from Term Loan	—	78,561	100,000
Redemption of Senior Notes	(79,728)	(6,901)	(106,316)
Payment of U.S. Term Loan	(14,500)	(27,750)	—
Payments on other long-term debt	(1,829)	(1,862)	(687)
Purchase of common stock warrant	—	—	(4,500)
Increase in deferred financing costs	(5,939)	(1,076)	(3,567)
Decrease (increase) in restricted cash	15	698	(184)
Common stock issued, net	3,801	1,974	2,340
Dividends paid on preferred stock	—	—	(293)

Net cash provided by (used for) financing activities	81,820	43,644	(21,402)

Cash flows from discontinued operations
Net cash provided by (used for) operating activities of discontinued operations	62	633	(3,247)
Net cash provided by investing activities of discontinued operations	—	568	30,952
Net cash used for financing activities of discontinued operations	—	—	(12,267)

Net cash provided by discontinued operations	62	1,201	15,438

Effect of exchange rate changes on cash and cash equivalents	4,051	2,371	—
Net increase (decrease) in cash and cash equivalents	65,200	(56,771)	(15,287)
Cash and cash equivalents at beginning of period	70,208	126,979	142,266

Cash and cash equivalents at end of period	$135,408	$70,208	$126,979

Additional cash flow information
Cash paid for interest	$19,888	$19,394	$20,084
Cash paid for income taxes	8,296	5,156	2,661

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
			Capital in	earnings	other
	Common stock		excess of	(accumulated	comprehensive
	Shares	Amount	par value	deficit)	income (loss)	Total
	(In thousands)

Balance at January 1, 2005	72,358	$72,358	$164,377	$(159,375)	$(60)	$77,300
Net income				37,805		37,805
Preferred stock dividends				(293)	—	(293)
Stock options and benefit plans	456	456	9,009	—	—	9,465
Issuance for acquisition deferred purchase price payments	171	171	1,829	—	—	2,000
Preferred stock conversion	3,060	3,060	17,690	—	—	20,750
Foreign currency translation adjustments	—	—	—	—	278	278

Balance at December 31, 2005	76,045	$76,045	$192,905	$(121,863)	$218	$147,305
Net income	—	—	—	138,308	—	138,308
Stock options and benefit plans	405	405	6,692	—	—	7,097
Foreign currency translation adjustments	—	—	—	—	14,552	14,552
Net investment hedge, net of income taxes	—	—	—	—	(5,500)	(5,500)

Balance at December 30, 2006	76,450	76,450	199,597	16,445	9,270	301,762
Net income	—	—	—	7,192	—	7,192
Stock options and benefit plans	896	896	4,111	—	—	5,007
Foreign currency translation adjustments	—	—	—	—	7,185	7,185
Net investment hedge, net of income taxes	—	—	—	—	(1,300)	(1,300)

Balance at December 29, 2007	77,346	$77,346	$203,708	$23,637	$15,155	$319,846

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Summary of Significant Accounting Policies

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

Business

The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 29 manufacturing facilities that primarily construct factory-built manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of Caledonian Building Systems Limited (“Caledonian”), a manufacturer of steel-framed modular buildings for prisons, military accommodations, hotels and residential units. Caledonian operates four manufacturing facilities in the United Kingdom. The retail segment currently operates 17 retail sales centers that sell manufactured houses to consumers throughout California.

Revenue Recognition

For manufacturing shipments to independent retailers and builders/developers, sales revenue is generally recognized when wholesale floor plan financing or retailer credit approval has been received, the home is shipped and invoiced and title is transferred. As is customary in the factory-built housing industry, the majority of the Company’s manufacturing sales to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of generally up to 18 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to purchase the related floor plan loans or repurchase the homes from the lender. The repurchase price is equal to the lesser of (1) the unpaid balance of the floor plan loans or (2) the original loan amount less any curtailments due, plus certain administrative costs incurred by the lender to repossess the homes, less the cost of any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 13.

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

Advertising Costs and Delivery Costs and Revenue

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). Total advertising expense was approximately $4.0 million, $4.2 million and $3.5 million in 2007, 2006 and 2005, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

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

Property, Plant, and Equipment

Property, plant and equipment (“PP&E”) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements — 3 to 15 years; buildings and improvements — 8 to 33 years; and machinery and equipment — 3 to 15 years. Depreciation expense was $14.3 million, $14.0 million and $10.6 million in 2007, 2006 and 2005, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.

At December 29, 2007, the Company had 16 idle manufacturing facilities with net book value of $10.9 million of which nine with net book value of approximately $3.4 million were permanent closures. The Company’s idle manufacturing facilities are accounted for as long-lived assets to be held and used due to uncertainty of completing disposals of the facilities within one year. The net book value of idle manufacturing facilities at December 29, 2007 was net of impairment reserves totaling $8.7 million.

Goodwill

The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s remaining goodwill at December 29, 2007 is related to its manufacturing and international segments. As of the end of each fiscal year, the Company evaluates each segment’s fair value versus its carrying value, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the segment’s fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, current industry and economic conditions, historical results and inflation. The Company also uses available market value information to evaluate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortizable Intangible Assets

Amortizable intangible assets consist primarily of fair values assigned to customer relationships, trade names, employee agreements and technology for acquired businesses. Trade names and technologies were valued based upon the royalty-saving method, customer relationships were valued based upon the excess earnings method and employment agreements were valued based upon the income method. Amortization is provided over the useful lives of the intangible assets, generally five to fifteen years, using the straight-line method. Amortization expense totaled $5.7 million and $3.9 million in 2007 and 2006, respectively.

Unconsolidated Affiliates

The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company’s net investment in its unconsolidated affiliates totaled $2.2 million and $2.9 million at December 29, 2007 and December 30, 2006, respectively. Equity method pretax income or loss from these affiliates totaled income of $0.2 million in 2007, loss of $0.3 million in 2006 and loss of $0.4 million in 2005, which were recorded in SG&A.

Deferred Expenses

Debt issuance costs and deferred financing costs are classified as non-current assets on the balance sheet and amortized over the life of the related debt or credit facility using the straight-line method since minimal or no installment payments are required. Original issue discount is amortized using the interest method. Upon retirement of any of the related debt, a proportional share of debt issuance costs and original issue discount is written off.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determining that realization of the deferred tax assets was more likely than not. This determination was based upon achieving historical profitability and an outlook for ongoing profitability, among other factors.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation Number 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 clarifies accounting for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Under FIN 48, the Company will initially recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The adoption of FIN 48 required no adjustment to opening balance sheet accounts as of December 30, 2006.

Stock-Based Compensation Programs

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. Under SFAS No. 123(R), a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. No stock options were granted by the Company in 2007, 2006 or 2005, but grants were made of restricted stock, including performance-based shares.

Reclassification

The Company previously reported the loss (gain) on debt retirement as a part of operating income. Commencing in 2007, the Company reported the loss (gain) on debt retirement outside of operating income and has reclassified prior results accordingly.

Year End

The Company’s fiscal year is a 52 or 53 week period that ends on the Saturday nearest December 31. Fiscal years 2007, 2006 and 2005 were each comprised of 52 weeks.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. In February 2008, the FASB issued FSP FAS 157-2 that delayed, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. However, the Company would still be required to adopt SFAS 157 as of January 1, 2008 for certain assets and liabilities which were not included in FSP FAS 157-2. The Company has not yet determined the effect, if any, that the implementation of SFAS 157 will have on the Company’s results of operations or financial condition.

In February 2007, the Financial Accounting Standards Board issued Financial Accounting Standard Number 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard Number 141(R) (“SFAS 141R”), Business Combinations and Financial Accounting Standard Number 160 (“SFAS 160”), Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141R and SFAS 160 expand the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with early adoption prohibited and these standards must be adopted concurrently. These standards will impact the Company for any acquisitions subsequent to the adoption date; however, the Company has not yet determined the effect that the implementation of SFAS 141R and SFAS 160 will have on the results of the Company’s operations or financial condition.

NOTE 2 —	Acquisitions

On December 21, 2007, the Company acquired substantially all of the assets and the business of western Canada-based SRI Homes Inc. (“SRI”) for cash payments of approximately $96.2 million, a note payable of $24.5 million and assumption of the operating liabilities of the business. SRI produces factory-built homes in three plants that are located in the provinces of Alberta, British Columbia and Saskatchewan. The acquisition of SRI expanded the Company’s presence in one of the strongest housing markets in North America. SRI’s balance sheet as of December 29, 2007 is included in the Company’s consolidated balance sheet at that date. SRI is included in the Company’s manufacturing segment. Due to its holiday closure, SRI had no significant operating activity from the acquisition date to December 29, 2007.

On July 31, 2006, the Company acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for $30.8 million of cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates two homebuilding facilities in Virginia. This acquisition expanded the Company’s presence in the modular construction industry, particularly in the mid-Atlantic region of the U.S. The results of operations of North American are included in the Company’s manufacturing segment.

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

Caledonian, a leading modular manufacturer, constructs steel-framed modular buildings for use as prisons, residences and hotels, as well as military accommodations for the UK Ministry of Defence. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. The results of operations of Caledonian are included in the Company’s international segment.

On March 31, 2006, the Company acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes, for cash consideration of approximately $22.7 million. This acquisition further expanded the Company’s presence in the modular construction industry and increased its manufacturing and distribution in several states previously under-served by Champion in the north central United States. The results of operations of Highland are included in the Company’s manufacturing segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the preliminary purchase price allocation for SRI at its acquisition date:

SRI
December 21,
2007
(In thousands)

Accounts receivable, trade	12,725
Inventory	11,735
Notes receivable	5,214
Other current assets	264
Property, plant and equipment	12,935
Amortizable intangible assets:	29,621
Goodwill	63,076

Total assets	135,570
Short-term debt	24,168
Accounts payable	2,661
Accrued volume rebates	3,572
Accrued compensation and payroll taxes	3,247
Accrued warranty obligations	1,905
Other current liabilities	3,809

Current liabilities	39,362

Net assets of acquired business	$96,208

Goodwill and amortizable intangible assets from the SRI acquisition are attributed to the manufacturing segment. The valuation of intangible assets other than goodwill has not yet been completed. The estimate of amortizable intangible assets acquired is based on valuations of such assets in the Company’s 2006 acquisitions. The useful life of the amortizable intangible assets is assumed to average 7.5 years based on valuations of such intangible assets in the Company’s 2006 acquisitions resulting in estimated annual amortization expense of approximately $4.0 million. The valuation of amortizable intangible assets acquired is expected to be completed during the first quarter of 2008.

The following table presents the Company’s 2007 results compared to unaudited proforma combined results for 2006, assuming that Highland, Caledonian and North American (the “2006 acquisitions”) were acquired on the first day of 2006:

		Proforma
	Actual	Unaudited
	Year Ended	Year Ended
	December 29,	December 30,
	2007	2006
	(In thousands, except
	per share amounts)

Net sales	$1,273,465	1,429,555
Net income	7,192	143,773
Diluted income per share	$0.09	$1.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents unaudited proforma combined results for 2007 and 2006, assuming that SRI and the 2006 acquisitions were acquired on the first day of 2006:

	Proforma	Proforma
	Unaudited	Unaudited
	Year Ended	Year Ended
	December 29,	December 30,
	2007	2006
	(In thousands, except
	per share amounts)

Net sales	$1,375,196	1,513,663
Net income	15,516	148,321
Diluted income per share	$0.20	$1.91

The proforma results include amortization of amortizable intangible assets acquired and valued in the transactions. The proforma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of each of the fiscal periods presented nor are they necessarily indicative of future consolidated results.

NOTE 3 —	Income Taxes

Pretax income from continuing operations for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 was taxed under the following jurisdictions:

	2007	2006	2005
	(In thousands)

Domestic	$(29,736)	$32,902	$38,336
Foreign	33,685	10,211	7,152

Total pretax income from continuing operations	$3,949	$43,113	$45,488

The income tax provision (benefit) for continuing operations is as follows:

	2007	2006	2005
	(In thousands)

Current:
U.S. Federal	$—	$(800)	$800
Foreign	14,394	5,364	2,200
State	—	350	300

Total current	14,394	4,914	3,300
Deferred:
U.S. Federal	(12,800)	(84,700)	—
Foreign	(3,937)	(1,275)	—
State	(900)	(14,150)	—

Total deferred	(17,637)	(100,125)	—

Total tax (benefit) provision	$(3,243)	$(95,211)	$3,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provisions (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes and discontinued operations as a result of the following differences:

	2007	2006	2005
	(In thousands)

Continuing operations:
Tax at U.S. Federal statutory tax rate	$1,400	$15,100	$15,900
(Decrease) increase in rate resulting from:
Permanent differences	(2,000)	(1,100)	(1,500)
Adjustment of deferred tax valuation allowance	100	(109,500)	(14,200)
Change in allowance for tax adjustments	—	(500)	—
State taxes	(1,000)	1,000	2,000
Foreign tax rate differences	(900)	—	—
Other	(843)	(211)	1,100

Total income tax (benefit) expense	$(3,243)	$(95,211)	$3,300

	2007		2006		2005
	(In thousands)

Discontinued operations:
Tax at U.S. Federal statutory tax rate	$		$		$(1,500)
Increase in rate resulting from:
Adjustment of deferred tax valuation allowance		—		—	1,500

Total income tax		$—		$—	$—

Included in income tax benefits in 2007 is a $0.5 million benefit from the effects of a reduction in the UK income tax rate on deferred tax assets and liabilities and a $0.4 million benefit from the settlement of tax uncertainty for which no benefit had been provided in the prior year.

The income tax provision in 2006 includes a $101.9 million non-cash tax benefit from the reversal of substantially all of the valuation allowance for deferred tax assets that was established in 2002. This reversal was made as of July 1, 2006, after determining that realization of the deferred tax assets was more likely than not. The reversal was originally reported as $109.7 million but was subsequently reduced, effective July 1, 2006, by $7.8 million primarily to eliminate the tax effect of federal net operating loss (“NOL”) carryforwards related to stock option tax deductions. The balance of the 2006 adjustment and all of the 2005 adjustments of deferred tax valuation allowance represent the tax effect of changes in NOL carryforwards resulting from U.S. taxable income in the periods presented through July 1, 2006.

The Company has available federal net operating loss carryforwards of approximately $233 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2027. Approximately $23.5 million of the U.S. federal NOL carryforward is due to tax deductions related to stock option exercises, the benefit of which, when realized, will result in an increase to shareholders’ equity — capital in excess of par value. The Company has available state NOL carryforwards of approximately $211 million for tax purposes to offset future state taxable income and which expire primarily 2016 through 2027. At December 29, 2007, a deferred tax asset valuation allowance of $1.0 million has been provided for state NOL carryforwards expected to expire unutilized.

Discontinued operations were taxed domestically. There was no significant income tax expense or benefit related to discontinued operations for 2007 and 2006. No net tax benefits were recorded for discontinued operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for 2005 because the tax benefits of the pretax losses were entirely offset by the deferred tax asset valuation allowance.

Deferred tax assets and liabilities are comprised of the following as of December 29, 2007 and December 30, 2006:

	2007	2006
	(In thousands)

ASSETS
Federal net operating loss carryforwards	$74,250	$55,300
Goodwill	6,100	6,500
Warranty reserves	13,150	14,300
Insurance reserves	16,300	16,800
Fixed asset impairments	4,700	4,500
State net operating loss carryfowards	13,600	12,000
Employee compensation	6,500	7,600
Volume rebates	2,700	3,400
Foreign currency translation adjustments	3,800	3,500
Inventory reserves	1,200	1,300
Other	5,751	4,803

Gross deferred tax assets	148,051	130,003

LIABILITIES
Goodwill	33,820	32,200
Depreciation	1,567	2,400
Prepaid expenses	1,000	1,200

Gross deferred tax liabilities	36,387	35,800
Valuation allowance	(1,000)	(900)

Net deferred tax assets	$110,664	$93,303

The Company does not provide U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which totaled approximately $35 million at December 29, 2007. The Company intends to indefinitely reinvest these earnings outside the U.S. It is not practical to determine the amount of U.S. income tax that could be payable in the event of distribution of these earnings since such amount is dependent on foreign tax credits that may be available to reduce U.S. taxes based on tax laws and circumstances at the time of distribution.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2003.

Included in the balance sheets at December 29, 2007 and December 30, 2006 are tax accruals of approximately $0.6 million and $1.4 million, respectively, for uncertain tax positions, including $0.3 million of accrued interest and penalties. The decrease in these accruals during the year ended December 29, 2007 was primarily related to the settlement of a tax uncertainty. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate. The Company classifies interest and penalties on income tax uncertainties as a component of income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	Inventories, Long-term Construction Contracts and Other Current Liabilities

A summary of inventories by component at December 29, 2007 and December 30, 2006 is as follows:

	2007	2006
	(In thousands)

New manufactured homes	$20,235	$27,579
Raw materials	38,725	35,737
Work-in-process	8,617	14,284
Other inventory	23,205	24,750

	$90,782	$102,350

Other inventory consists of payments made by the retail segment for park spaces in manufactured housing communities and related improvements.

Included in accounts receivable-trade at December 29, 2007 and December 30, 2006 are uncollected billings of $22.4 million and $5.7 million, respectively, and unbilled revenue of $37.2 million and $18.9 million, respectively, under long-term construction contracts of the Company’s international segment and includes retention amounts totaling $2.8 million and $1.7 million, respectively. Other current liabilities at December 29, 2007 and December 30, 2006 include cash receipts in excess of revenue recognized under these construction contacts of $9.2 million and $5.1 million, respectively.

Also included in other current liabilities at December 29, 2007 and December 30, 2006 are customer deposits of $9.7 million and $15.4 million, respectively.

NOTE 5 —	Debt

Long-term debt consisted of the following:

	2007	2006
	(In thousands)

Convertible Senior Notes due 2037	$180,000	$—
7.625% Senior Notes due 2009	6,716	82,298
Term Loan due 2012	55,750	71,000
Sterling Term Loan due 2012	88,386	87,623
Obligations under industrial revenue bonds	12,430	12,430
Other debt	971	1,266

Total long-term debt	344,253	254,617
Less: current portion of long-term debt	(1,356)	(2,168)

Long-term debt	$342,897	$252,449

On November 2, 2007 the Company issued $180 million of 2.75% Convertible Senior Notes due 2037 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually on May 1 and November 1 of each year, beginning on May 1, 2008. The Convertible Notes are convertible into approximately 47.7 shares of the Company’s common stock per $1,000 of principal. The conversion rate can exceed 47.7 shares per $1,000 of principal when the closing price of the Company’s common stock exceeds approximately $20.97 per share for one or more days in the 20 consecutive trading day period beginning on the second trading day after the conversion date. Holders of the Convertible Notes may require the Company to repurchase the Notes if the Company is involved in certain types of corporate transactions or other events constituting a fundamental change. Holders of the Convertible Notes have the right to require the Company to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. The Company has the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 21, 2007, in connection with the acquisition of SRI Homes, the Company issued a $24.5 million pre-payable note due January 2, 2009 bearing interest at a rate of 8.33% percent per annum. The note is secured by a purchase money security interest in certain SRI assets including purchased inventory, intangibles, intellectual property and real estate and is guaranteed by the Company. This note plus the current portion of long-term debt is included on the balance sheet in short-term portion of debt.

On October 31, 2005, the Company entered into a senior secured credit agreement with various financial institutions. On April 7, 2006, the credit agreement was amended and restated to provide a portion of the funding for the Caledonian acquisition. The credit agreement has been amended from time to time, thereafter (the “Credit Agreement”). The Credit Agreement is a senior secured credit facility originally comprised of a $100 million term loan (“the Term Loan”), a £45 million term loan denominated in Pounds Sterling (the “Sterling Term Loan”), a revolving line of credit in the amount of $40 million and a $60 million letter of credit facility. The Credit Agreement also provides the Company the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company. As of December 29, 2007, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit.

The Credit Agreement requires principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.1 million for 2008 and approximately $1.8 million annually thereafter. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (4.81% at December 29, 2007) plus 3.25%. The interest rate for borrowings under the Sterling Term Loan is currently a UK LIBOR based rate (6.05% at December 29, 2007) plus 3.25%. Letter of credit fees are 3.35% annually and revolver borrowings bear interest at either the prime interest rate plus 2.25% or LIBOR plus 3.25%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.

The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012 and the maturity date for the revolving line of credit is October 31, 2010.

The Credit Agreement contains affirmative and negative covenants. During 2007, the Credit Agreement was amended to modify certain financial covenants and increase interest rates and letter of credit fees for the second, third and fourth fiscal quarters of 2007. Subsequently in 2007, the Credit Agreement was further amended to modify certain financial covenants, add a Fixed Charge Ratio test and a requirement to prepay certain Term Debt and Senior Notes with proceeds from the Convertible Notes, and increase interest rates and letter of credit fees.

The following table represents the maximum Senior Leverage Ratio and minimum Interest Coverage Ratio and Fixed Charge Ratio that the Company is required to maintain under the Restated Credit Agreement:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio

Fourth quarter of 2007	3.50:1	—	—
First quarter of 2008	3.25:1	—	—
Fourth quarter of 2007 — Third quarter of 2009	—	2.25:1	1.25:1
Second quarter of 2008 — Third quarter of 2009	3.00:1	—	—
Fourth quarter of 2009 — Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 — Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 — Second quarter of 2012	2.25:1	3.00:1	1.25:1
Each fiscal quarter thereafter	2.00:1	3.00:1	1.25:1

The Senior Leverage Ratio is the ratio of Total Senior Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Interest Coverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ratio is the ratio of the Company’s consolidated EBITDA to its Cash Interest Expense (as defined) for the four-quarter period then ended. The Fixed Charge Ratio is the ratio of the Company’s consolidated EBITDA to its Fixed Charges (as defined) for the four-quarter period then ended. Annual prepayments are required should the Company generate Excess Cash Flow (as defined). Violations of any of the covenants in the Credit Agreement, if not cured or waived by the lenders, could result in a demand from the lenders to repay all or a portion of the Term Loans and the termination of the letter of credit and revolving line of credit facilities. As of December 29, 2007, the Company was in compliance with all covenants.

During the fourth quarter of 2007 the Company prepaid $14.5 million of its Term Loan, resulting in a pre-tax loss of $0.4 million from the write-off of related deferred issuance costs.

On November 27, 2007, the Company completed its previously announced tender offer and consent solicitation for its $82.3 million principal amount of outstanding Senior Notes due 2009 (the “Senior Notes”), pursuant to which $75.6 million principal amount of Senior Notes were tendered, representing approximately 91.8% of the outstanding Senior Notes. Funding for the tender offer and consent solicitation was provided by proceeds from the new $180 million Convertible Senior Notes due 2037. The fourth quarter retirement of the $75.6 million of Senior Notes for cash payments totaling $79.7 million resulted in a pretax loss on debt retirement of $4.1 million. The remaining Senior Notes continue to be secured equally and ratably with obligations under the Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%.

On November 13, 2007, the Company entered into a supplemental indenture (the “Supplemental Indenture”) to the indenture dated May 3, 1999 (as amended and supplemented at various times (the “Indenture”)), between the Company and Wells Fargo Bank, N.A. as trustee. The Indenture governs the terms of the Senior Notes. The Supplemental Indenture amended the Indenture by eliminating substantially all of the restrictive covenants contained in the Indenture, as described below (the “Amendments”). Prior to the execution of the Supplemental Indenture, the Company solicited and received the required consents to the Amendments in connection with its offer to purchase and consent solicitation for the Senior Notes. The Amendments eliminated sections pertaining to SEC Reports, limitations on liens, limitations on sale/leaseback transactions, exempted indebtedness, future subsidiary guarantors and when the company may merge or transfer assets.

During the fourth quarter of 2006, the Company purchased $7.0 million of its outstanding Senior Notes for cash consideration of $6.9 million and made a voluntary repayment of $27.8 million on its Term Loan, resulting in a pretax loss of $0.4 million from the write-off of related deferred issuance costs.

On October 31, 2005, the Company completed a tender offer and consent solicitation for its outstanding Senior Notes due 2007, pursuant to which $82.4 million principal amount of 2007 Senior Notes were tendered. The remaining $6.0 million of Senior Notes due 2007 were redeemed in the quarter ended December 31, 2005, via provisions in the 2007 Senior Note indenture. Funding for the redemption of the 2007 Notes was provided by the proceeds of the $100 million term loan. The fourth quarter retirement of the $88.4 million of Senior Notes due 2007 for cash payments totaling $96.4 million resulted in a pretax loss on debt retirement of $9.0 million.

During the quarter ended July 2, 2005, the Company purchased and retired $9.1 million of its Senior Notes due 2007 in exchange for cash payments of $9.9 million, resulting in a pretax loss of $0.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt as of December 29, 2007 are as follows (in thousands):

2008	$1,356
2009	8,761
2010	2,066
2011	2,014
2012	317,626
Thereafter	12,430

$344,253

NOTE 6 —	Restructuring Charges

Charges totaling $4.9 million were recorded in 2007 in connection with the closure of two manufacturing plants, one in Pennsylvania in the first quarter and one in Alabama in the fourth quarter. Restructuring charges totaling $3.8 million consisted of severance costs totaling $1.8 million and fixed asset impairment charges of $2.0 million. Other plant closing charges that are included in cost of sales consisted of inventory write-downs of $0.6 million and an additional warranty accrual of $0.5 million. Severance costs are related to the termination of substantially all 160 employees at the Pennsylvania plant and substantially all 170 employees at the Alabama plant and included payments required under the Worker Adjustment and Retraining Notification Act.

During 2006, the Company closed four homebuilding facilities and recorded restructuring charges consisting of a $1.2 million fixed asset impairment charge for one of the closures. Also in 2006 the Company reduced its accrual for closed plant warranty costs by $1.0 million due to favorable experience for plants closed in previous years.

During 2005, the Company accrued additional warranty costs of $2.3 million for plants closed in prior years due to unfavorable experience. In addition, in 2005 the Company sold its remaining 42 traditional sales centers. The net proceeds for these sales approximated book value of the assets sold, net of related reserves for intercompany profit in inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding activity for other restructuring reserves during 2007, 2006 and 2005.

	2007	2006	2005
	Prior	Prior	Prior
	Closures	Closures	Closures
	(In thousands)

Balance at beginning of year	$1,018	$4,330	$4,421
Additions charged (reversals credited) to earnings:
Severance costs	1,745	—	(190)
Warranty costs	500	(1,000)	2,300
Other closing costs	(86)	—	(16)
Cash payments:
Severance costs	(1,303)	—	(604)
Warranty costs	(932)	(1,900)	(1,060)
Other closing costs	—	(412)	(521)

Balance at end of year	$942	$1,018	$4,330

Year end balance comprised of:
Warranty costs	$500	$932	$3,832
Severance costs	442
Other closing costs	—	86	498

	$942	$1,018	$4,330

Severance costs and other closing costs are generally paid within one year of the related closures. Warranty costs are expected to be paid over a three-year period after the closures, with the majority occurring in the first year.

NOTE 7 —	Goodwill and other intangible assets

The Company tests for impairment of goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company evaluates the manufacturing and international segments’ fair value versus their carrying value annually as of the end of each fiscal year or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. The provisions of SFAS No. 142 require that a two-step evaluation be performed to assess goodwill and for impairment. First, the fair value of the reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill and other intangible assets are not impaired and no further steps are required. If the carrying value of the reporting unit exceeds its fair value, then the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of its goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment charge equal to the difference is recorded.

When estimating fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, number of homebuilding facilities in operation, current industry and economic conditions, historical results and inflation. The Company also uses available market value information to evaluate fair value. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future. During the fourth quarter of 2007, the Company performed its annual impairment test for goodwill and other intangible assets and concluded no impairment existed at December 29, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the carrying amount of goodwill for the fiscal years ended December 29, 2007 and December 30, 2006 is as follows:

Total
(In thousands)

Balance at December 31, 2005	$154,174
New Era acquisition	(950)
North American acquisition	21,785
Calsafe acquisition	91,264
Highland acquisition	10,222
Foreign currency translation changes	11,294

Balance at December 30, 2006	287,789
SRI acquisition	63,076
Calsafe acquisition	6,900
Foreign currency translation changes	2,845

Balance at December 29, 2007	$360,610

Amortizable intangible assets as of December 29, 2007 consisted of the following, and includes an estimated $30.0 million for SRI, pending completion of a formal valuation:

	2007	2006
	(In thousands)

Customer relationships	$26,832	$26,508
Trade names	16,736	16,568
Employee agreements	4,858	4,782
Technology	4,118	4,042
Estimated SRI intangibles	30,000	—

	82,544	51,900
Less accumulated amortization	(10,003)	(4,225)

Total amortizable intangible assets, net	$72,541	$47,675

Future annual amortization of intangible assets as of December 29, 2007 is as follows and includes an estimated $4.0 million annually for SRI, pending completion of a formal valuation:

(In thousands)
2008	$9,152
2009	9,012
2010	8,966
2011	7,797
2012	7,313

$42,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	Discontinued Operations

Discontinued operations consist of the retail operations closed or sold during 2005 and 2004 that were reclassified in 2005 as discontinued operations and the Company’s former consumer finance business which was exited in 2003. The loss from discontinued operations for the year ended December 31, 2005 was comprised primarily of an operating loss from discontinued retail operations of $2.3 million and a net loss of $2.0 for sales centers sold or to be sold. Retail assets sold in 2005 consisted primarily of new home inventory, other inventory and property and equipment. During 2005, the aggregate sale price for the sale of the 42 sales centers and other retail assets was cash of approximately $31.0 million and the buyers’ assumption of certain liabilities totaling approximately $3.5 million. In connection with these sales, the Company paid down $10.9 million of floor plan borrowings. During 2005 the discontinued retail operations had net sales of approximately $26 million. In connection with the disposals of retail businesses during 2005, intercompany manufacturing profit of $2.4 million was recognized in the consolidated statement of operations as a result of the liquidation of retail inventory, which is not classified as discontinued operations.

The assets and liabilities of discontinued operations are included in the consolidated balance sheet in other current assets totaling $0.4 million in 2007 and $0.5 million in 2006, other non-current assets totaling $0.3 million in 2007 and $1.1 million in 2006, and other current liabilities totaling $1.3 million in 2007 and $2.6 million in 2006.

NOTE 9 —	Redeemable Convertible Preferred Stock

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

On April 18, 2005, the Company repurchased and subsequently cancelled the common stock warrant in exchange for a cash payment of $4.5 million and the preferred shareholder elected to immediately convert all of the outstanding Series B-2 and Series C preferred stock into 3.1 million shares of common stock under the terms of the respective preferred stock agreements. The Company recorded mark-to-market adjustments for the change in estimated fair value of the warrant of a credit of $4.3 million in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	Earnings per Share

The Company’s potentially dilutive securities consist of convertible debt, outstanding stock options and awards, convertible preferred stock and common stock warrants. Convertible preferred stock, convertible debt or common stock warrants were not considered in determining the denominator for diluted earnings per share (“EPS”) in any period presented because the effect would have been antidilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	2007	2006	2005
	(In thousands)

Numerator:
Net income	$7,192	$138,308	$37,805
Plus loss from discontinued operations	—	16	4,383
Less preferred stock dividends	—	—	(293)
Less amount allocated to participating securities holders	—	—	(1,025)

Income from continuing operations available to common shareholders for basic and diluted EPS	7,192	138,324	40,870

Loss from discontinued operations	—	(16)	(4,383)

Loss from discontinued operations available to common shareholders for basic and diluted EPS	—	(16)	(4,383)

Income available to common shareholders for basic and diluted EPS	$7,192	$138,308	$36,487

Denominator:
Shares for basic EPS — weighted average shares outstanding	76,916	76,334	74,891
Plus effect of dilutive securities:
Stock options and awards	803	1,244	1,143

Shares for diluted EPS	77,719	77,578	76,034

The earnings per share calculation for 2005 included an allocation of income to participating securities pursuant to the provisions of EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.” The Company’s participating securities during 2005 consisted of its convertible preferred stock and its common stock warrant. As a result of the repurchase and cancellation of the warrant and the conversion of all convertible preferred stock in April 2005, the Company’s participating securities have been eliminated for future periods.

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

The Company estimates the fair value of its financial instruments in accordance with SFAS No. 107, “Disclosure About Fair Value of Financial Instruments.” Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. The estimated fair values of all financial instruments approximate book values due to the instruments’ short term maturities, except for the Company’s Convertible Notes, Senior Notes and Term Loans, which were valued based upon trading activity and management’s estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The book value and estimated fair value of the Company’s financial instruments are as follows:

	December 29, 2007		December 30, 2006
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Cash and cash equivalents	$135,408	$135,408	$70,208	$70,208
Convertible Notes due 2037	180,000	160,200	—	—
Term Loan due 2012	55,750	54,078	71,000	70,290
SRI Note Payable	24,528	24,528	—	—
Sterling Term Loan due 2012	88,386	85,734	87,623	86,390
Senior Notes due 2009	6,716	6,850	82,298	81,064
Other long-term debt	13,402	13,402	13,696	13,696
Earnout obligations	13,252	13,252	—	—

The Company borrowed £45 million in the U.S. to finance a portion of the Caledonian purchase price totaling approximately £62 million. This Sterling denominated borrowing was designated as an economic hedge of the Company’s net investment in the UK. Therefore a significant portion of foreign exchange risk related to the Caledonian investment in the UK is eliminated. During 2007 and 2006, the Company recorded an accumulated translation loss of $2.2 million ($1.3 million, net of tax) and $9.0 million ($5.5 million, net of tax), respectively, in other comprehensive income for this hedging arrangement

NOTE 13 —	Contingent Liabilities

As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at December 29, 2007 was estimated to be approximately $200 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Annual losses incurred on homes repurchased totaled $0.1 million in 2007 and 2006 and $0.3 million in 2005.

The Company lowered its wholesale repurchase reserves by $1.2 million in 2006 and $1.0 million in 2005 as a result of reduced repurchases during the years and improved financial condition of its largest retailers.

At December 29, 2007 the Company was contingently obligated for approximately $55.7 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $19.4 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.

At December 29, 2007 certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates, none of which was reflected in the consolidated balance sheet. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.

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

On February 8, 2008, the Company’s manufacturing facility in Henry, TN was destroyed by fire. The Company immediately established a plan to service the plant’s retail customers while the situation is evaluated. The net book value of plant, equipment and inventory at the Henry plant at February 2, 2008 was approximately $3.3 million. The plant was fully insured through our property insurance coverage, subject to a $250,000 deductible.

NOTE 14 —	Retirement Plans

The Company and certain of its domestic subsidiaries sponsor defined contribution retirement and savings plans covering most U.S. employees. Full-time employees of participating companies are eligible to participate in a plan after completing three months of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees’ contributions. Company contributions vest when made for employees with at least one full year of service. Company contributions made on behalf of employees with less than one full year of service vest on the employee’s first anniversary.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer sponsored defined contribution plans that require employee contributions and employer matching contributions.

Amounts expensed for these plans were $3.3 million in 2007, $3.7 million in 2006 and $3.2 million in 2005.

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

The following table summarizes the changes in outstanding stock options during the last three years:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)

Outstanding at January 1, 2005	3,089	$9.52
Exercised	(447)	5.43	$3,218
Forfeited or expired	(379)	15.30

Outstanding at December 31, 2005	2,263	9.35
Exercised	(375)	5.26	$3,807
Forfeited or expired	(156)	13.76

Outstanding at December 30, 2006	1,732	9.84
Exercised	(698)	5.43	$3,664
Forfeited or expired	(366)	16.49

Outstanding at December 29, 2007	668	$10.81

The total fair value of stock options that vested during the three years was $0.2 million in 2007, $0.6 million in 2006 and $1.5 million in 2005. Cash in the amount of $3.8 million and $2.0 million was received from the exercise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of stock options in 2007 and 2006, respectively. No tax benefit was realized from these stock option exercises due to the Company’s NOL carryforwards.

The following table summarizes information regarding stock options outstanding at December 29, 2007, all of which were vested and exercisable:

		Weighted	Average
		average	exercise
Range of	Number of	life (years)	price per
exercise prices	shares	remaining	share
	(In thousands)

$ 2.48 - $ 5.00	150	0.8	$2.48
$ 5.01 - $15.00	361	2.7	8.80
$15.01 - $26.81	157	0.9	23.38

	668	1.8	$10.81

As of December 30, 2006, exercisable shares totaled 1,698,000 with a weighted average exercise price of $9.84 per share. As of December 31, 2005, exercisable shares totaled 2,099,000 with a weighted average exercise price of $9.73 per share. The aggregate intrinsic value (excess of market value at December 29, 2007 over the option exercise price) of all in-the-money stock options outstanding at December 29, 2007 was $1.3 million.

As of December 29, 2007, there were 1,328,000 performance awards, 46,000 restricted stock and 73,475 other stock awards outstanding. The performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2005 through 2007, 2006 through 2008 and 2007 through 2009. The restricted stock awards were issued in 2004 and vest 20% per year over 5 years subject to continued employment with the Company. The other stock awards represent awards issued annually to Directors that vest over 12 months from the date of the last Shareholder’s meeting.

For the year ended December 29, 2007, a total of 261,951 performance shares and 61,665 time-based shares vested, of which 221,354 shares were issued, net of shares withheld for the payment of participants’ taxes. In addition, 23,000 restricted stock shares vested, of which 15,566 were issued net of shares withheld for taxes, and 52,679 other stock awards vested. The performance shares vested pursuant to the attainment of 100% of the three-year target for 2004 through 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in outstanding performance awards, restricted stock and other stock awards during the last three years:

		Weighted	Performance	Total fair
	Number	average grant	awards earned	value of
	of shares	date fair value	not vested	vested shares
	(In thousands)		(In thousands)	(In thousands)

Outstanding at January 1, 2005	918		164
Granted	633	$11.64
Vested	(96)			$1,082
Forfeited	(348)

Outstanding at December 31, 2005	1,107		515
Granted	607	$13.28
Vested	(108)			$1,039
Forfeited	(138)

Outstanding at December 30, 2006	1,468		813
Granted	604	$8.09
Vested	(395)			$4,258
Forfeited	(229)

Outstanding at December 29, 2007	1,448		761

For the years ended December 29, 2007, December 30, 2006 and December 31, 2005, stock based compensation expense totaled $3.0 million, $4.6 million and $5.7 million, respectively. As of December 29, 2007, compensation costs relating to non-vested awards not yet recognized totaled $2.6 million. The weighted average period over which this compensation cost is expected to be recognized is 29 months. There were 3.3 million, 3.7 million and 4.3 million shares reserved for stock-based compensation grants and awards at December 29, 2007, December 30, 2006 and December 31, 2005, respectively.

NOTE 16 —	Segment Information

The Company currently operates principally in three segments: (1) manufacturing, (2) international and (3) retail. The manufacturing segment consists of the Company’s North American manufacturing operations that produce factory-built housing in the U.S. and western Canada. The international segment consists of the Company’s operations in the United Kingdom that produces steel-framed modular buildings for prisons, military accommodations, hotels and residential units. The retail segment consists of the Company’s retail operations that sell factory-built housing to homebuyers with sales centers located throughout California. The 66 traditional retail sales centers closed or sold prior to 2006, along with their related administrative offices, are reported as discontinued operations for all periods presented.

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

Reconciliations of segment sales to consolidated net sales, segment income to consolidated income from continuing operations before income taxes, segment depreciation expense to consolidated depreciation expense and segment capital expenditures to consolidated capital expenditures in 2007, 2006 and 2005, and segment assets to consolidated total assets as of December 29, 2007, December 30, 2006 and December 31, 2005 follow:

	2007	2006	2005
	(In thousands)

Net sales:
Manufacturing segment	$941,945	$1,195,834	$1,190,819
International segment	280,814	90,717	—
Retail segment	73,406	117,397	135,371
Less: intercompany	(22,700)	(39,300)	(53,600)

Consolidated net sales	$1,273,465	$1,364,648	$1,272,590

Income from continuing operations before income taxes:
Manufacturing segment income	$40,924	$81,600	$90,286
International segment income	17,393	5,634	—
Retail segment income	1,911	7,636	8,167
General corporate expenses	(31,609)	(32,472)	(35,522)
Amortization of intangible assets	(5,727)	(3,941)	—
Mark-to-market credit for common stock warrant	—	—	4,300
Loss on debt retirement	(4,543)	(398)	(9,857)
Interest expense, net	(14,731)	(14,446)	(13,986)
Intercompany profit (loss) elimination	331	(500)	2,100

Consolidated income from continuing operations before income taxes	$3,949	$43,113	$45,488

Total Assets:
Manufacturing segment	$597,534	$483,386	$375,925
International segment	219,757	179,255	—
Retail segment	40,539	42,970	39,544
Corporate and developments	171,246	96,373	149,694
Discontinued operations	1,661	1,590	4,062
Intercompany elimination	(8,514)	(2,959)	(2,571)

Consolidated total assets	$1,022,223	$800,615	$566,654

Depreciation expense:
Manufacturing segment	$11,435	$12,419	$9,876
International segment	1,476	911	—
Retail segment	78	97	155
Corporate and developments	1,349	571	554
Discontinued operations	—	7	278

Consolidated depreciation expense	$14,338	$14,005	$10,863

Capital expenditures:
Manufacturing segment	$4,692	$16,096	$10,735
International segment	2,812	825	—
Retail segment	177	57	97
Corporate and developments	2,520	604	953
Discontinued operations	—	—	80

Consolidated capital expenditures	$10,201	$17,582	$11,865

All cash balances are classified as corporate assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic information regarding revenues and long-lived assets at December 29, 2007, December 30, 2006 and December 31, 2005 is as follows:

	2007	2006	2005
		(In thousands)

Revenues
United States	$890,500	$1,201,737	$1,216,859
United Kingdom	280,814	90,717	—
Canada	102,151	72,194	55,731

Consolidated revenues	$1,273,465	$1,364,648	$1,272,590

Long-lived assets
United States	$284,498	$296,833	$245,915
United Kingdom	154,358	147,575	—
Canada	111,277	3,583	3,359

Consolidated long-lived assets	$550,133	$447,991	$249,274

NOTE 17 —	Leases

The Company’s retail sales locations, nine of its manufacturing facilities, its corporate offices, certain of its other facilities and certain equipment and vehicles are leased under operating leases with terms that generally range from five to ten years. Rent expense was $7.8 million, $6.1 million and $4.4 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. Some of the real property leases have renewal options or escalation clauses.

Future minimum lease payments under operating leases at December 29, 2007 are as follows:

(In thousands)

2008	$5,592
2009	5,077
2010	4,540
2011	4,009
2012	3,238
Thereafter	11,005

$33,461

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	Accrued Product Warranty Obligations

The following table summarizes the changes in accrued product warranty obligations during the last three years. A total of $6.5 million of warranty reserves is classified as other long-term liabilities in the consolidated balance sheet for each period presented.

Accrued
Warranty
Obligation
(In thousands)

Reserves at January 1, 2005	$40,051
Warranty expense provided	47,855
Warranty reserves from acquisition	1,783
Reserve adjustment for closed plants	2,300
Cash warranty payments	(51,980)

Reserves at December 31, 2005	40,009
Warranty expense provided	50,257
Warranty reserves from acquisition	513
Reserve adjustment for closed plants	(1,000)
Cash warranty payments	(52,856)

Reserves at December 30, 2006	36,923
Warranty expense provided	39,781
Warranty reserves from acquisitions	1,930
Reserve adjustment for closed plants	(100)
Cash warranty payments	(42,749)

Reserves at December 29, 2007	$35,785

NOTE 19 —	Total Comprehensive Income

Total comprehensive income for the twelve months ended December 29, 2007, December 30, 2006 and December 31, 2005 consists of the following:

	December 29,	December 30,	December 31,
	2007	2006	2005
	(In thousands)

Net income	$7,192	$138,308	$37,805
Other comprehensive income:
Foreign currency translation adjustments	7,185	14,552	278
Net investment hedge, net of income taxes	(1,300)	(5,500)	—

Total comprehensive income	$13,077	$147,360	$38,083

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 —	Quarterly Financial Information (Unaudited)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share amounts)

Net sales:
Manufacturing net sales	$199,296	$258,319	$260,379	$223,951	$941,945
International net sales	46,531	56,887	85,286	92,110	280,814
Retail net sales	18,070	21,354	18,233	15,749	73,406

Less: intercompany	(4,100)	(6,200)	(6,200)	(6,200)	(22,700)

Total net sales	259,797	330,360	357,698	325,610	1,273,465
Cost of sales	227,784	278,488	296,802	280,527	1,083,601

Gross margin	32,013	51,872	60,896	45,083	189,864
Selling, general and administrative expenses	36,900	35,626	40,082	44,526	157,134
Restructuring charges	—	1,121	—	2,659	3,780
Amortization of intangible assets	1,402	1,417	1,454	1,454	5,727

Operating (loss) income	(6,289)	13,708	19,360	(3,556)	23,223
Loss on debt retirement	—	—	—	4,543	4,543
Interest expense, net	4,040	3,723	3,853	3,115	14,731

(Loss) income from continuing operations before income taxes	(10,329)	9,985	15,507	(11,214)	3,949
Income tax (benefit) expense	(3,090)	2,527	2,582	(5,262)	(3,243)

(Loss) income from continuing operations	(7,239)	7,458	12,925	(5,952)	7,192
(Loss) income from discontinued operations	(7)	7	—	—	—

Net (loss) income	$(7,246)	$7,465	$12,925	$(5,952)	$7,192

Basic (loss) income per share:
(Loss) income from continuing operations	$(0.09)	$0.10	$0.17	$(0.08)	$0.09
(Loss) income from discontinued operations	—	—	—	—	—

Basic (loss) income per share	$(0.09)	$0.10	$0.17	$(0.08)	$0.09

Diluted (loss) income per share:
(Loss) income from continuing operations	$(0.09)	$0.10	$0.17	$(0.08)	$0.09
(Loss) income from discontinued operations	—	—	—	—	—

Diluted (loss) income per share:	$(0.09)	$0.10	$0.17	$(0.08)	$0.09

Manufacturing segment income	$96	$17,217	$20,228	$3,383	$40,924
International segment income	$3,124	$4,458	$6,362	$3,449	$17,393
Retail segment income (loss)	$872	$666	$689	$(316)	$1,911
General corporate expenses	$(9,279)	$(7,416)	$(6,665)	$(8,249)	$(31,609)
Manufacturing segment homes and units sold	3,283	4,194	4,258	3,611	15,346
Retail segment new homes sold	96	99	100	80	375
Manufacturing segment multi-section mix	79%	79%	77%	75%	77%
Manufacturing segment facilities at period end	28	28	28	29	29
Retail sales centers at period end	16	17	16	17	17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
		(Restated*)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share amounts)

Net sales:
Manufacturing net sales	$331,651	$319,943	$293,417	$250,823	$1,195,834
International net sales	—	27,131	30,946	32,640	90,717
Retail net sales	27,278	35,043	31,391	23,685	117,397
Less: intercompany	(12,400)	(11,400)	(9,300)	(6,200)	(39,300)

Total net sales	346,529	370,717	346,454	300,948	1,364,648
Cost of sales	292,236	313,878	289,563	251,355	1,147,032

Gross margin	54,293	56,839	56,891	49,593	217,616
Selling, general and administrative expenses	37,231	40,027	38,738	38,522	154,518
Restructuring charges	—	—	1,200	—	1,200
Amortization of intangible assets	92	1,299	1,122	1,428	3,941

Operating income	16,970	15,513	15,831	9,643	57,957
Loss on debt retirement	—	—	—	398	398
Interest expense, net	2,070	4,011	4,214	4,151	14,446

Income from continuing operations before income taxes	14,900	11,502	11,617	5,094	43,113
Income tax expense (benefit)	1,200	(100,503)	2,589	1,503	(95,211)

Income from continuing operations	13,700	112,005	9,028	3,591	138,324
Income (loss) from discontinued operations	(53)	77	(13)	(27)	(16)

Net income	$13,647	$112,082	$9,015	$3,564	$138,308

Basic income per share:
Income from continuing operations	$0.18	$1.47	$0.12	$0.05	$1.81
Loss from discontinued operations	—	—	—	—	—

Basic income per share	$0.18	$1.47	$0.12	$0.05	$1.81

Diluted income per share:
Income from continuing operations	$0.18	$1.44	$0.12	$0.05	$1.78
Loss from discontinued operations	—	—	—	—	—

Diluted income per share:	$0.18	$1.44	$0.12	$0.05	$1.78

Manufacturing segment income	$25,966	$21,039	$19,553	$15,042	$81,600
International segment income	$—	$1,199	$1,959	$2,476	$5,634
Retail segment income	$1,513	$2,379	$2,425	$1,319	$7,636
General corporate expenses	$(9,617)	$(7,605)	$(7,184)	$(8,066)	$(32,472)
Manufacturing segment homes and units sold	6,079	5,692	5,136	4,219	21,126
Retail segment new homes sold	143	185	167	134	629
Manufacturing segment multi-section mix	75%	83%	82%	82%	80%
Manufacturing segment facilities at period end	33	32	31	30	30
Retail sales centers at period end	21	21	19	16	16

*	In the second quarter of 2006 the Company reversed its valuation allowance for deferred tax assets. The reversal, as originally reported, resulted in a non-cash tax benefit of $109.7 million but was subsequently reduced effective July 1, 2006, by $7.8 million ($0.10 per share) primarily to eliminate the tax effect of net operating loss carryforwards related to tax deductions for stock option exercises, the benefit of which, when recognized will result in an increase to shareholders’ equity.

CHAMPION ENTERPRISES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Balance at
beginning
Deferred tax asset valuation allowance	of year
(In thousands)

Balance at January 1, 2005	$125,800
Net change in deferred tax assets	(9,800)

Balance at December 31, 2005	$116,000
Net change in deferred tax assets	(13,200)
Reversal of valuation allowance	(101,900)

Balance at December 30, 2006	$900
Net change in deferred tax assets	100

Balance at December 29, 2007	$1,000