Form 10-Q
period 2008-03-29
CHAMPION ENTERPRISES INC
filed 2008-04-30
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended March 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 1-9751
CHAMPION ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2743168

(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)
755 W. Big Beaver Rd., Suite 1000,
Troy, MI 48084

(Address of principal executive offices)
Registrant’s telephone number, including area code: (248) 614-8200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑       No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     77,672,864 shares of the registrant’s $1.00 par value Common Stock were outstanding as of April 22, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited
	Three Months Ended
	March 29,	March 31,
	2008	2007
Net sales	$296,698	$259,797

Cost of sales	260,130	227,784

Gross margin	36,568	32,013

Selling, general and administrative expenses	39,303	35,786
Restructuring charges	9,471	1,121
Foreign currency transaction losses	2,351	—
Amortization of intangible assets	2,469	1,402

Operating loss	(17,026)	(6,296)

Interest income	1,303	838
Interest expense	(5,176)	(4,878)

Loss before income taxes	(20,899)	(10,336)

Income tax benefit	(415)	(3,090)

Net loss	$(20,484)	$(7,246)

Basic loss per share	$(0.26)	$(0.09)

Weighted shares for basic EPS	77,472	76,557

Diluted loss per share	$(0.26)	$(0.09)

Weighted shares for diluted EPS	77,472	76,557

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	March 29,	December 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$95,405	$135,408
Short-term investments	9,975	—
Accounts receivable, trade	125,833	89,646
Inventories	94,704	90,782
Deferred tax assets	28,760	29,746
Other current assets	9,000	14,827

Total current assets	363,677	360,409

Property, plant and equipment
Land and improvements	30,477	30,970
Buildings and improvements	116,375	129,002
Machinery and equipment	87,858	89,742

	234,710	249,714
Less-accumulated depreciation	129,876	132,730

	104,834	116,984

Goodwill	342,917	360,610
Amortizable intangible assets, net of accumulated amortization	88,542	72,541
Deferred tax assets	93,085	87,983
Other non-current assets	22,706	23,696

	$1,015,761	$1,022,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term portion of debt	$29,628	$25,884
Accounts payable	137,494	119,390
Accrued volume rebates	21,934	29,404
Accrued warranty obligations	28,034	29,246
Accrued compensation and payroll taxes	22,912	25,168
Accrued self-insurance	26,854	27,539
Other current liabilities	68,234	61,695

Total current liabilities	335,090	318,326

Long-term liabilities
Long-term debt	342,671	342,897
Deferred tax liabilities	6,725	7,065
Other long-term liabilities	34,359	34,089

	383,755	384,051

Contingent liabilities (Note 7)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 77,634 and 77,346 shares issued and outstanding, respectively	77,634	77,346
Capital in excess of par value	202,795	203,708
Retained earnings	3,153	23,637
Accumulated other comprehensive income	13,334	15,155

Total shareholders’ equity	296,916	319,846

	$1,015,761	$1,022,223

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Three Months Ended
	March 29,	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(20,484)	$(7,246)

Adjustments to reconcile net loss to net cash (used for) provided by operating activities:

Depreciation and amortization	6,107	5,027
Stock-based compensation	560	819
Change in deferred taxes	(3,780)	(4,235)
Fixed asset impairment charges	7,000	200
Insurance proceeds	2,500	—
Gain on disposal of fixed assets	(98)	(800)
Foreign currency transaction losses	2,351	—
Increase/decrease:
Accounts receivable	(31,635)	(10,427)
Inventories	(3,384)	9,344
Accounts payable	14,297	18,032
Accrued liabilities	463	(5,902)
Other, net	(245)	2,090

Net cash (used for) provided by operating activities	(26,348)	6,902

Cash flows from investing activities:
Additions to property, plant and equipment	(2,275)	(1,878)
Purchase of short-term investments	(9,975)	—
Acquisitions	(2,323)	—
Proceeds on disposal of fixed assets	1,147	818

Net cash used for investing activities	(13,426)	(1,060)

Cash flows from financing activities:
Payments on long-term debt	(49)	(493)
Decrease in restricted cash	—	15
Common stock issued, net	65	464

Net cash provided by (used for) financing activities	16	(14)

Cash (used for) provided by discontinued operations	(22)	219

Effect of exchange rate changes on cash and cash equivalents	(223)	316

Net (decrease) increase in cash and cash equivalents	(40,003)	6,363
Cash and cash equivalents at beginning of period	135,408	70,208

Cash and cash equivalents at end of period	$95,405	$76,571

See accompanying Notes to Condensed Consolidated Financial Statements

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statement of Shareholders’ Equity
Unaudited Three Months Ended March 29, 2008
(In thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Retained	comprehensive
	Shares	Amount	par value	earnings	income	Total

Balance at December 29, 2007	77,346	$77,346	$203,708	$23,637	$15,155	$319,846

Net loss	—	—	—	(20,484)	—	(20,484)
Stock compensation plans	288	288	(913)	—	—	(625)
Foreign currency translation adjustments	—	—	—	—	(1,921)	(1,921)
Net investment hedge, net of income taxes	—	—	—	—	100	100

Balance at March 29, 2008	77,634	$77,634	$202,795	$3,153	$13,334	$296,916

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
     The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal recurring nature. Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 29, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
     For a description of significant accounting policies used by Champion Enterprises, Inc. (“Champion” or “the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
     The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 26 manufacturing facilities as of March 29, 2008 that primarily construct factory-built manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of five facilities in the United Kingdom operated by Caledonian Building Systems Limited (“Caledonian”) and a subsidiary, that manufacture steel-framed modular buildings for prisons, military accommodations, hotels and residential units and other commercial applications. The retail segment currently operates 17 retail sales offices that sell manufactured houses to consumers throughout California.
NOTE 2 – Acquisitions
     The Company made one acquisition during 2007 and one acquisition during the first quarter of 2008. Results of operations for these acquisitions were not included in the Company’s consolidated results for the quarter ended March 31, 2007 because of their acquisition dates.
     On February 29, 2008, the Company acquired 100% of the capital stock of United Kingdom based ModularUK Building Systems Limited (“ModularUK”) for a nominal initial cash payment and the assumption of approximately $4.2 million of debt, resulting in intangible assets totaling approximately $3.9 million. The results of operations of ModularUK are included in the Company’s results from operations and in its international segment for periods subsequent to its acquisition date.
     On December 21, 2007, the Company acquired substantially all of the assets and the business of western Canada-based SRI Homes Inc. (“SRI”) for cash payments of approximately $96.2 million, a note payable of $24.0 million (CAD) ($24.5 million USD at acquisition date) and assumption of the operating liabilities of the business. The results of operations of SRI are included in the Company’s results from operations and in its manufacturing segment for periods subsequent to its acquisition date. The SRI purchase price allocation to amortizable intangible assets and goodwill is not yet finalized. The following is a revised preliminary allocation of the purchase price, including acquisition costs, to amortizable intangible assets and goodwill arising from the SRI acquisition, together with amortization periods and initial amortization expense.

			Initial
		Expected	annual
	Cost	useful life	amortization
	(In thousands)	(In years)	(In thousands)
Goodwill	$43,600

Amortizable intangible assets:
Customer relationships	$42,330	14	$3,024
Trade names	6,955	15	464
Employee agreements	302	3	101
Favorable leases	493	1	493

	$50,080		$4,082

     ModularUK is not material to the Company. The following table presents unaudited proforma combined results as if the Company had acquired SRI on January 1, 2007, instead of the actual acquisition date of December 21, 2007:

Three Months Ended
March 31,
2007
Unaudited
Net sales (in thousands)	$283,049
Net loss (in thousands)	(5,568)
Diluted loss per share	$(0.07)
     The proforma results include amortization of amortizable intangible assets acquired and valued in the SRI acquisition. The proforma results are not necessarily indicative of what actually would have occurred if the SRI acquisition had been completed as of the beginning of the period presented, nor are they necessarily indicative of future consolidated results. For more detail on the SRI acquisition, please refer to Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
NOTE 3 – Income Taxes
     The primary difference between the effective tax rate for the quarter ended March 29, 2008 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 5.6% to provide income taxes for the quarter, exclusive of discreet tax adjustments. The income tax benefit for the quarter ended March 29, 2008 also included an adjustment for $0.6 million of tax expense from the excess of cumulative book expense over the tax deduction amount related to the vesting of stock compensation during the quarter. The annual estimated effective global tax rate was determined after consideration of the estimated annual pretax results, estimated permanent differences and the statutory tax rates for the three countries and the various states in which the Company operates.
     The primary difference between the effective tax rate for the quarter ended March 31, 2007 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 26.4% to provide income taxes for the quarter, exclusive of discreet tax adjustments. The income tax benefit for the quarter ended March 31, 2007 also included an adjustment for a $0.5 million tax benefit from the settlement of a tax uncertainty during the quarter.
     As of December 29, 2007, the Company had available U.S. federal net operating loss carryforwards of approximately $233 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2027. As of December 29, 2007, the Company had available state net operating loss carryforwards of approximately $211 million for tax purposes to offset future state taxable income. These loss carryforwards expire in 2016 through 2027.
     The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2003.
     Included in the balance sheet at March 29, 2008 and December 29, 2007 are tax accruals of approximately $0.7 million and $0.6 million, respectively, for uncertain tax positions, including $0.3 million of accrued interest and penalties. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate. The Company classifies interest and penalties as a component of income tax expense.
NOTE 4 – Inventories, Long-Term Construction Contracts and Other Current Liabilities
     A summary of inventories by component is as follows:

	March 29,	December 29,
	2008	2007
	(In thousands)
New manufactured homes	$27,652	$20,235
Raw materials	35,761	38,725
Work-in-process	8,941	8,617
Other inventory	22,350	23,205

Total inventory	$94,704	$90,782

     Other inventory consists of payments made by the retail segment for park spaces in manufactured housing communities and related improvements.

     Accounts receivable-trade at March 29, 2008 and December 29, 2007 included uncollected billings of $35.1 million and $22.4 million, respectively, and unbilled revenue of $59.1 million and $37.2 million, respectively, under long-term construction contracts of the Company’s international segment. Unbilled revenue at March 29, 2008 and December 29, 2007 includes retention amounts totaling $7.0 million and $2.8 million, respectively. Other current liabilities at March 29, 2008 and December 29, 2007 include cash receipts in excess of revenue recognized under these construction contacts of $23.3 million and $9.2 million, respectively and also includes customer deposits of $7.7 million and $9.7 million, respectively, primarily in the manufacturing segment.
NOTE 5 – Product Warranty
     The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. A total of $6.5 million of warranty reserves were classified as other long-term liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the three months ended March 29, 2008 and March 31, 2007.

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Reserves at beginning of period	$35,785	$36,923
Warranty expense provided	8,424	11,265
Cash warranty payments	(9,675)	(11,829)

Reserves at end of period	$34,534	$36,359

NOTE 6 – Debt
     Long-term debt consisted of the following:

	March 29,	December 29,
	2008	2007
	(In thousands)
Convertible Senior Notes due 2037	$180,000	$180,000
Sterling Term Loan due 2012	88,182	88,386
Term Loan due 2012	55,750	55,750
Obligations under industrial revenue bonds	12,430	12,430
7.625% Senior Notes due 2009	6,716	6,716
Other debt	923	971

Total debt	344,001	344,253
Less: current portion of long-term debt	(1,330)	(1,356)

Long-term debt	$342,671	$342,897

     The Company issued $180 million of 2.75% Convertible Senior Notes due 2037 (the “Convertible Notes”) on November 2, 2007. Interest on the Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The Convertible Notes are convertible into approximately 47.7 shares of the Company’s common stock per $1,000 of principal. The conversion rate can exceed 47.7 shares per $1,000 of principal when the closing price of the Company’s common stock exceeds approximately $20.97 per share for one or more days in the 20 consecutive trading day period beginning on the second trading day after the conversion date. Holders of the Convertible Notes may require the Company to repurchase the Notes if the Company is involved in certain types of corporate transactions or other events constituting a fundamental change and have the right to require the Company to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. The Company has the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012.
     At March 29, 2008, the Company has a note payable of $24.0 million (CAD) issued in connection with the acquisition of SRI. The pre-payable note is due January 5, 2009, bears interest at 8.33% percent per annum, is secured by a purchase money security interest in certain SRI assets including purchased inventory, intangibles, intellectual property and real estate and is guaranteed by the Company. This note, the current portion of long-term debt and other notes payable totaling approximately $4.3 million are included on the balance sheet in short-term portion of debt.

     The Company has a senior secured credit agreement (the “Credit Agreement”) with various financial institutions under which the Sterling Term Loan and the Term Loan were issued. The Sterling Term Loan is denominated in Pounds Sterling. The Credit Agreement also provides the Company with a revolving line of credit in the amount of $40 million, a $60 million letter of credit facility and the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or Pounds Sterling. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company. As of March 29, 2008, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. The maturity date for the revolving line of credit is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012.
     The Credit Agreement requires principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.1 million for 2008 and approximately $1.8 million annually thereafter. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (3.12% at March 29, 2008) plus 3.25%. The interest rate for borrowings under the Sterling Term Loan is currently a U.K. LIBOR based rate (5.57% at March 29, 2008) plus 3.25%. Letter of credit fees are 3.35% annually and revolver borrowings bear interest at either the prime interest rate plus 2.25% or LIBOR plus 3.25%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
     The Credit Agreement contains affirmative and negative covenants. The following table summarizes the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and Fixed Charge Ratio that the Company is required to maintain under the Credit Agreement:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
First quarter of 2008	3.25:1	2.25:1	1.25:1
Second quarter of 2008 - Third quarter of 2009	3.00:1	2.25:1	1.25:1
Fourth quarter of 2009 - Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 - Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 - Second quarter of 2012	2.25:1	3.00:1	1.25:1
Each fiscal quarter thereafter	2.00:1	3.00:1	1.25:1
     The Senior Leverage Ratio is the ratio of Total Senior Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA to its Cash Interest Expense (as defined) for the four-quarter period then ended. The Fixed Charge Ratio is the ratio of the Company’s consolidated EBITDA to its Fixed Charges (as defined) for the four-quarter period then ended. Violations of any of the covenants in the Credit Agreement, if not cured or waived by the lenders, could result in a demand from the lenders to repay all or a portion of the Term Loans and the termination of the letter of credit and revolving line of credit facilities. As of March 29, 2008, the Company was in compliance with all covenants.
     On November 27, 2007, the Company completed a tender offer and consent solicitation for $82.3 million principal amount of outstanding Senior Notes due 2009 (the “Senior Notes”), pursuant to which $75.6 million principal amount of Senior Notes were tendered, representing approximately 91.8% of the then outstanding Senior Notes. Funding for the tender offer and consent solicitation was provided by proceeds from the $180 million Convertible Notes. The remaining Senior Notes continue to be secured equally and ratably with obligations under the Credit Agreement, but contain no significant restrictive covenants. Interest is payable semi-annually at an annual rate of 7.625%.
NOTE 7 – Contingent Liabilities
     As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at March 29, 2008 was estimated to be approximately $200 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates that will not be paid. Losses incurred on homes repurchased totaled approximately $0.1 million for the three months ended March 29, 2008 and less than $0.1 million for the three months ended March 31, 2007.
     At March 29, 2008, the Company was contingently obligated for approximately $55.7 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $12.0 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the condensed consolidated balance sheet.
     At March 29, 2008, certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.
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
NOTE 8 – Earnings Per Share, Stock Options and Stock-Based Incentive Plans
     During the three months ended March 29, 2008, the Company’s potentially dilutive securities consisted of convertible debt and outstanding stock options and awards. For the same period in 2007, the Company’s potentially dilutive securities consisted of outstanding stock options and awards. Potentially dilutive securities were excluded from the computation of diluted earnings per share (“EPS”) for the three months ended March 29, 2008 and March 31, 2007 as the effect would have been anti-dilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Numerator:
Loss available to common shareholders for basic and diluted EPS	$(20,484)	$(7,246)

Denominator:
Shares for basic and diluted EPS—weighted average shares outstanding	77,472	76,557
     The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees, directors and others. Stock options were granted below, at, or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions. No stock options have been granted since 2004. Awards of performance shares and restricted stock are accounted for by valuing shares expected to vest at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation cost totaled approximately $0.6 million and $0.8 million for the three months ended March 29, 2008 and March 31, 2007, respectively, and is included in general and administrative expenses.
     The following table summarizes the changes in outstanding stock options for the three months ended March 29, 2008:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)
Outstanding at December 29, 2007	668	$10.81
Exercised	(8)	8.43	$65
Forfeited	(1)	8.43
Expired	(37)	15.05

Outstanding at March 29, 2008	622	$10.59

     Cash in the amount of approximately $0.1 million was received from the exercise of stock options during the quarter ended March 29, 2008. No tax benefits were recognized in the financial statements from these stock option exercises due to the Company’s net operating loss carryforwards.
     The following table summarizes the changes in outstanding performance awards and restricted stock awards during the three months ended March 29, 2008:

Number
of shares
(In thousands)
Outstanding at December 29, 2007	1,448
Granted	1,015
Vested	(425)
Forfeited	(198)

Outstanding at March 29, 2008	1,840

Summary of outstanding awards at March 29, 2008
Performance shares	1,173
Restricted stock awards	667

1,840

     Performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2006 through 2008, 2007 through 2009 and 2008 through 2010. During the first quarter of 2008, a total of 425,000 performance shares vested pursuant to the attainment of 100% of the three-year target for 2005 through 2007, of which 298,826 shares were issued, net of shares withheld for the payment of participants’ taxes. In addition, during the first quarter of 2008 a total of 390,000 performance shares were granted for the 2008 through 2010 three-year program.
     During the first quarter of 2008, a total of 610,000 performance-based restricted shares were granted with a 2008 through 2012 five-year performance period. Such restricted shares may be earned after three, four or five years only if certain threshold targets are first attained and then based on the degree to which the performance targets are attained. Earned shares will vest over two years from the date earned. Restricted stock awards totaling 28,000 shares remain from an issuance in November 2004 and vest 50% per year in 2008 and 2009. During February 2008, a restricted stock award of 15,000 shares was granted and vests one year after grant date. Vesting of these grants of restricted shares is subject to continued employment with the Company. Additionally, there remains 29,575 restricted shares issued as part of annual grants to Directors that vest in May 2008, subject to continued service as a Company Director, and deferred stock awards of 43,900 shares that will be issued upon the Director’s retirement or other events.
NOTE 9 – Segment Information
     The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them primarily based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income (loss) to consolidated loss before income taxes is as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Net sales:
Manufacturing segment	$181,485	$199,296
International segment	110,366	46,531
Retail segment	9,047	18,070
Less: intercompany	(4,200)	(4,100)

Consolidated net sales	$296,698	$259,797

Loss before income taxes:
Manufacturing segment (loss) income	$(9,023)	$96
International segment income	8,389	3,124
Retail segment (loss) income	(2,764)	872
General corporate expenses	(8,608)	(9,286)
Amortization of intangible assets	(2,469)	(1,402)
Foreign currency transaction losses	(2,351)	—
Interest expense, net	(3,873)	(4,040)
Intercompany (loss) profit eliminations	(200)	300

Loss before income taxes	$(20,899)	$(10,336)

NOTE 10 – Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Where the measurement objective specifically requires the use of “fair value”, the Company has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 30, 2007.
     SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: Observable inputs such as quoted prices in active markets;
Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:
Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
       Financial assets and liabilities measured at fair value as of March 29, 2008 are set forth in the table below:

		Asset /				Valuation
Description	Frequency	(Liability)	Level 1	Level 2	Level 3	Technique
			(In thousands)
Auction Rate Preferred Securities	Recurring	$9,975	$—	$9,975	$—	A & B
     The Company’s auction rate preferred securities (“ARPS”) at March 29, 2008, are classified as short-term investments and consist of AAA-rated securities issued by five different closed end funds. The ARPS are supported by collateral equal to at least 200% of their par value and continue to pay interest weekly. Although $0.4 million of the ARPS were redeemed at par subsequent to quarter end, these instruments are currently illiquid due to failed auctions resulting from the difficult conditions in the credit markets. The fair value of these ARPS was determined by the Company based on par values at the last successful auctions, the recent redemption of $0.4 million at par value and estimated replacement cost of the ARPS at par value based on their credit ratings, over-collateralization and competitive interest rates being paid.
NOTE 11 – Restructuring Charges
     In the quarter ended March 29, 2008, charges totaling $9.8 million were incurred primarily in connection with the Company’s decision to close a manufacturing facility in Oregon, the last plant of a four plant complex in Indiana and reduce the number of North American regional offices from four to two. The operations at the closed Indiana plant will be consolidated at the Company’s other Indiana homebuilding complex. Total restructuring charges consisted of severance costs of $2.5 million and fixed asset impairment charges of $7.0 million. An inventory write-down of $0.3 million was included in cost of sales. Severance costs included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees, consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations.
     The following table provides information regarding current year activity for restructuring reserves established in previous and current periods relating primarily to closures of manufacturing plants.

Three Months Ended
March 29,
2008
(In thousands)
Balance at beginning of year	$942

Additions:
Severance	2,471

Cash payments:
Warranty	(94)
Severance	(441)

Balance March 29, 2008	$2,878

Period end balance comprised of:
Warranty costs	$406
Severance	2,472

$2,878

     The majority of warranty costs are expected to be paid over a three-year period after the related closures. Severance costs are generally paid within one year of the related closures or termination of employment.
NOTE 12 – Total Comprehensive Loss
     Total comprehensive loss for the three months ended March 29, 2008 and March 31, 2007 consisted of the following:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Net loss	$(20,484)	$(7,246)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,921)	249
Net investment hedge, net of income taxes	100	—

Total comprehensive loss	$(22,305)	$(6,997)

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three Months Ended March 29, 2008
versus the Three Months Ended March 31, 2007
Overview
     We are a leading producer of factory-built housing in the United States and Canada. We are also a leading producer in the United Kingdom of steel-framed modular buildings for use as prisons, military accommodations, hotels, residential units and other commercial applications. As of March 29, 2008, our North American manufacturing segment (the “manufacturing segment”) consisted of 26 homebuilding facilities in 13 states and three provinces in western Canada. Our homes were sold through more than 2,000 independent sales centers, builders and developers across the U.S. and western Canada and also through our retail segment that operates 17 sales offices in California. As of March 29, 2008, our international segment consisted of five manufacturing facilities in the United Kingdom.
     We made one acquisition during 2007 and one acquisition during the first quarter of 2008. Results of operations for these acquisitions were not included in our consolidated results for the quarter ended March 31, 2007 because of their acquisition dates.
     On February 29, 2008, we acquired 100% of the capital stock of United Kingdom based ModularUK Building Systems Limited (“ModularUK”) for a nominal initial cash payment and the assumption of approximately $4.2 million of debt. ModularUK is located in East Yorkshire, United Kingdom and is a producer of steel-framed modular buildings serving the healthcare, education and commercial sectors. The results of operations of ModularUK are included in our results from operations and in our international segment for periods subsequent to its acquisition date.
     On December 21, 2007, we acquired substantially all of the assets and the business of western Canada-based SRI Homes Inc. (“SRI”) for cash payments of approximately $96.2 million, a note payable of $24 million (CAD) (approximately $24.5 million USD at acquisition date) and assumption of the operating liabilities of the business. SRI is a leading producer of homes in western Canada that operates three manufacturing plants in the provinces of Alberta, British Columbia and Saskatchewan. The results of operations of SRI are included in our results from operations and in our manufacturing segment for periods subsequent to its acquisition date.
     During the quarter ended March 29, 2008, our U.S. operations continued to be negatively affected by the difficult housing market conditions in the U.S. Most of our U.S. manufacturing plants operated on one week or less of unfilled orders and our U.S. plants operated at only 38% of capacity during the quarter. In response to these conditions, during the quarter we closed two homebuilding facilities, one in Oregon and one in Indiana. In addition, our Henry, TN plant was destroyed by fire during the first quarter of 2008.
     Consolidated net sales for the quarter ended March 29, 2008 increased $36.9 million, or 14%, from the comparable period of 2007, primarily due to higher sales volume in the international segment and from the inclusion of SRI’s sales. These increases were partially offset by lower sales volume in the U.S. During the first quarter of 2008, non-U.S. revenues represented just over 50% of our total sales.
     Pretax loss for the quarter ended March 29, 2008 was $20.9 million, an increased loss of $10.6 million versus the comparable quarter of 2007, despite strong performance and earnings at our international segment and continued strong performance at our manufacturing segment’s Canadian operations, including SRI. Results in the quarter ended March 29, 2008 were unfavorably impacted by decreased factory utilization and production inefficiencies in our manufacturing segment resulting from lower incoming order rates and levels of unfilled production orders in the U.S. Pretax loss for the quarter ended March 29, 2008 included charges totaling $9.8 million primarily from the closure of two manufacturing plants, foreign currency transaction losses of $2.3 million related to intercompany loans issued in connection with our international acquisitions (none in 2007), and $1.8 million of inventory write-downs at our California-based retail operations. Pretax loss for the quarter ended March 31, 2007 included charges totaling $1.3 million relating to the closure of one manufacturing plant and gains of $0.8 million from the sale of property, primarily one idle plant.

     We continue to focus on matching our U.S. manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.
Consolidated Results of Operations

	Three Months Ended
	March 29,	March 31,	%
	2008	2007	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$181,485	$199,296	(9%)
International segment	110,366	46,531	137%
Retail segment	9,047	18,070	(50%)
Less: intercompany	(4,200)	(4,100)	2%

Total net sales	$296,698	$259,797	14%

Gross margin	$36,568	$32,013	14%
Selling, general and administrative expenses (“SG&A”)	39,303	35,786	10%
Restructuring charges	9,471	1,121	745%
Foreign currency transaction losses	2,351	—	—
Amortization of intangible assets	2,469	1,402	76%

Operating loss	(17,026)	(6,296)	170%
Interest expense, net	3,873	4,040	(4%)

Loss before income taxes	$(20,899)	$(10,336)	102%

As a percent of net sales
Gross margin	12.3%	12.3%
SG & A	13.2%	13.8%
Operating loss	(5.7%)	(2.4%)
Loss before income taxes	(7.0%)	(4.0%)
     Consolidated net sales for the quarter ended March 29, 2008 increased from the comparable period of 2007 primarily due to higher sales volume in the international segment and the Canadian operations of the manufacturing segment, including SRI, partially offset by lower manufacturing and retail segment sales volume in the U.S.
     Gross margin for the three months ended March 29, 2008 increased $4.6 million from the comparable period of 2007 primarily as a result of increased sales in the international segment and the inclusion of SRI’s sales, partially offset by lower gross margin in the manufacturing and retail segments in the U.S. due to lower sales. In addition, gross margin in the U.S. was impacted by low capacity utilization in the manufacturing segment and by a $1.8 million charge to write down inventory at the retail segment.
     SG&A for the three months ended March 29, 2008 increased by $3.5 million from the comparable period of 2007 primarily due to the increase in sales and income at the international segment and the inclusion of SRI. The increases in SG&A for the first quarter of 2008 were partially offset by reduced SG&A at the U.S. manufacturing operations, which was a result of lower sales and fewer plants in operation. A net gain of $0.8 million, primarily from the sale of one idle plant, reduced SG&A for the three months ended March 31, 2007.
     Restructuring charges are discussed below in the section titled “Restructuring Charges”.
     Foreign currency transaction losses are related to intercompany loans made in December 2007 between certain of our U.S., Canadian and U.K. subsidiaries that are expected to be repaid. The foreign currency transaction losses are due to fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
     Amortization expense in the quarter ended March 29, 2008 increased over expense in the quarter ended March 31, 2007 due to amortization expense related to intangible assets from the SRI acquisition.
     The inclusion of SRI’s results in the quarter ended March 29, 2008 contributed sales and operating income to our consolidated results for the quarter. On a proforma basis, assuming we had owned SRI as of the beginning of 2007, consolidated net sales and operating loss for the quarter ended March 31, 2007, would have been $283.1 million and $2.3 million, respectively.

Manufacturing Segment
     We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended
	March 29,	March 31,	%
	2008	2007	Change
Manufacturing segment net sales (in thousands)	$181,485	$199,296	(9%)
Manufacturing segment (loss) income (in thousands)	(9,023)	96	—
Manufacturing segment margin %	-5.0%	—

Homes and units sold:
HUD code homes	1,561	2,160	(28%)
Modular homes and units	669	767	(13%)
Canadian homes	564	344	64%
Other units	27	12	125%

Total homes and units sold	2,821	3,283	(14%)

Floors sold	4,988	6,365	(22%)

Multi-section mix	66%	79%

Average unit selling price, excluding delivery	$56,600	$55,000	3%

Manufacturing facilities at end of period	26	28
     Manufacturing segment net sales for the quarter ended March 29, 2008 decreased $17.8 million from the first quarter of 2007 due to lower sales at the same U.S. plants operated a year ago and operating fewer plants in the U.S. due to plant closures during 2007 and the loss of our Henry, TN plant from a fire in February 2008. Partially offsetting these decreases was the inclusion in 2008 of sales from SRI. The difficult U.S. housing market during the first quarter of 2008 contributed to low levels of unfilled production orders and lower sales volumes at most of our U.S. plants. Average manufacturing selling prices increased in 2008 as compared to 2007 as a result of product mix, including increased sales, on a percentage basis, of higher priced Canadian homes.
     Manufacturing segment income for the three months ended March 29, 2008 decreased $9.1 million from the comparable period of 2007 primarily from charges resulting from the announced closure of two manufacturing facilities and the elimination of two regional offices, and lower sales in the U.S., partially offset by the inclusion of income from SRI. Market conditions during the quarter resulted in low levels of unfilled orders at most of our U.S. plants and production inefficiencies caused by under utilized factory capacity. Our U.S. plants operated at 38% of capacity for the first quarter of 2008 compared to 44% a year ago. These conditions resulted in the closure of two manufacturing plants and the restructuring of the segment that included closing two regional offices in the first quarter of 2008 and the recording of charges totaling $9.3 million. Results in the first quarter of 2007 included charges totaling $1.3 million relating to a plant closure in Pennsylvania and gains of $0.8 million primarily from the sale of one idle plant.
     The plant closures announced in the first quarter of 2008 included one in Oregon and one in Indiana. The operations at the closed Indiana plant will be consolidated at our other Indiana homebuilding complex. The Indiana closure was the final of four plants at a complex where the other three plants had been previously idled. Therefore, impairment charges in the quarter related to the four plant Indiana complex and the Oregon plant. Charges in the first quarter of 2008 totaling $9.3 million consisted of fixed asset impairment charges of $7.0 million, severance costs totaling $2.0 million and an inventory write-down of $0.3 million. Severance costs included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations.

     Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at March 29, 2008 totaled approximately $25 million for the 26 plants in operation, compared to $42 million at March 31, 2007 for the 28 plants in operation. Current unfilled orders are concentrated at six manufacturing locations. The majority of our other plants are currently operating with one week or less of unfilled orders.
     The inclusion of SRI’s results in the quarter ended March 29, 2008 contributed sales and operating income to our manufacturing segment results for the quarter. On a proforma basis, assuming we had owned SRI as of the beginning of 2007, manufacturing net sales and segment income for the quarter ended March 31, 2007, would have been $222.5 million and $4.9 million, respectively.
International Segment
     We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended
	March 29,	March 31,	%
	2008	2007	Change
	(Dollars in thousands)
International segment net sales	$110,366	$46,531	137%
International segment income	$8,389	$3,124	168%
International segment margin %	7.6%	6.7%
     International segment net sales for the quarter ended March 29, 2008 increased over the comparable quarter of 2007 due to a significant increase in custodial (prison) revenues, moderate increases in revenues from hotel and residential projects and a small contribution from ModularUK, which was acquired on February 29, 2008. In the quarter, approximately 75% of revenue was derived from custodial (prison) and military accommodations projects. The balance of revenue was attributable to residential, hotel and other commercial projects. A significant portion of the sales increase was due to site-work revenue, primarily in the custodial sector. Site-work revenue accounted for approximately 70% of total international segment revenue in the quarter. The increase in segment income in the first quarter of 2008 compared to the first quarter of 2007 was primarily driven by the significant increase in sales. Segment margin, as a percent of sales, was impacted by increased sales, product line mix, the mix of factory production revenue versus site-work revenue and the stage of completion of the projects. Firm contracts and orders pending contracts under framework agreements totaled approximately $210 million at the end of the quarter, sufficient to secure production levels for the remainder of 2008.
     In connection with the acquisition of ModularUK, we entered into a lease agreement for three additional buildings near Driffield, East Yorkshire, which is approximately 60 miles from Caledonian’s existing operations. Upon completion of leasehold improvements, ModularUK will relocate its operations to one of these three buildings. The other two buildings will provide approximately 25% additional manufacturing capacity for Caledonian. The new Driffield site is expected to be fully operational later this year.
     Retail Segment
     We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	March 29,	March 31,	%
	2008	2007	Change
Retail segment net sales (in thousands)	$9,047	$18,070	(50%)
Retail segment (loss) income (in thousands)	$(2,764)	$872	(417%)
Retail segment margin %	(30.6%)	4.8%

New homes sold	52	79	(34%)

% Champion produced new homes sold	88%	82%

New home multi-section mix	98%	98%

Average new home retail price	$171,100	$180,500	(5%)

Sales centers at end of period	17	16
     Retail sales for the three months ended March 29, 2008 decreased versus the comparable period of 2007 primarily due to difficult housing market conditions in California, which resulted in selling fewer homes and at a lower average selling price per home. The average home selling price declined due to product mix and the liquidation of aged inventory. Retail segment income for the three months ended March 29, 2008 decreased compared to the same period in 2007 as gross profit was reduced due to lower sales, lower margins on sales of aged inventory and an inventory write-down of $1.8 million, primarily related to park spaces in southern California. In March 2008, a company that provided financing to a significant number of buyers of our homes in California announced that it was ceasing further loan originations. We are working to transition this business to other local and national lenders.
Restructuring Charges
     During the quarter ended March 29, 2008, we incurred charges totaling $9.8 million from the closure of two U.S. manufacturing plants and the restructuring of the manufacturing segment that included the elimination of two regional offices. Restructuring charges in the quarter totaling $9.5 million consisted of fixed asset impairment charges of $7.0 million and severance costs of $2.5 million. Other plant closing charges in the quarter, which are included in cost of sales, consisted of $0.3 million for the write down of closed plant inventories. Of the total charges, $0.5 million of the severance costs are included in general corporate expenses and $9.3 million of the costs and charges are included in the results of the manufacturing segment.
     During the first quarter of 2007, we incurred charges totaling $1.3 million from the closure of one U.S. manufacturing plant. Restructuring charges in the first quarter of 2007 included severance costs of $0.9 million and a fixed asset impairment charge of $0.2 million. Other plant closing charges in the first quarter of 2007, which are included in cost of sales, consisted of $0.2 million for the write down of closed plant inventories.
     As of March 29, 2008, accrued but unpaid restructuring costs totaled $2.9 million compared to $0.9 million at December 29, 2007. These unpaid costs consisted of severance costs totaling $2.5 million and warranty costs totaling $0.4 million.
General Corporate Expenses
     General corporate expense in the quarter ended March 29, 2008, declined approximately $0.6 million as compared to the comparable quarter of 2007 as a result of lower professional fees, financing costs and information technology costs, partially offset by $0.5 million of severance costs.
Interest Income and Interest Expense
     For the three months ended March 29, 2008, interest expense was slightly higher than the comparable period in 2007 as a result of higher debt balances but lower average interest rates resulting from the issuance of $180 million of 2.75% convertible debt in November 2007 and a reduction of $65 million of debt with interest rates that averaged 7.8%.
     Interest income in 2008 was higher than in 2007 due to higher average invested cash balances partially offset by lower interest rates.

Income Taxes
     The primary difference between the effective tax rate for the quarter ended March 29, 2008 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 5.6% to provide income taxes for the quarter, exclusive of discreet tax adjustments. The income tax benefit for the quarter ended March 29, 2008 also included an adjustment for $0.6 million of tax expense from the excess of cumulative book expense over the tax deduction amount related to the vesting of stock compensation during the quarter. The annual estimated effective global tax rate was determined after consideration of the estimated annual pretax results, estimated permanent differences and the statutory tax rates for the three countries and the various states in which the Company operates.
     The primary difference between the effective tax rate for the quarter ended March 31, 2007 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 26.4% to provide income taxes for the quarter, exclusive of discreet tax adjustments. The income tax benefit for the quarter ended March 31, 2007 also included an adjustment for a $0.5 million tax benefit from the settlement of a tax uncertainty during the quarter.
     As of December 29, 2007, we had available federal net operating loss carryforwards of approximately $233 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2027. Although we expect to generate sufficient U.S. pretax income in the future to utilize available NOL carryforwards, there can be no assurance that we will be able to do so. Additionally, the current U.S. economy and housing market present significant challenges to returning our U.S. operations to profitability. In the event that we incur additional U.S. pretax losses or insufficient U.S. pretax income during the remainder of 2008, in the absence of other favorable indicators, we will likely have to provide a valuation allowance for all or a portion of the U.S. deferred tax assets. The net U.S. deferred tax assets subject to potential impairment totaled approximately $147 million at March 29, 2008.
Liquidity and Capital Resources
     Unrestricted cash balances and short-term investments totaled $105.4 million at March 29, 2008. During the first three months of 2008, continuing operating activities used $26.3 million of net cash. During the three months ended March 29, 2008, accounts receivable and accounts payable increased $31.6 million and $14.3 million, respectively, primarily due to increased volume in the international segment, and inventories increased by $3.4 million. Other cash provided during the period included $1.1 million of property sales proceeds that resulted primarily from the sale of one idle plant and $2.5 million of insurance receipts related to the Henry, TN plant fire. Other cash used during the period included $2.3 million for capital expenditures and $2.3 million of acquisition related payments.
     In the fourth quarter of 2007, we improved our capital structure by completing a $180 million, 2.75% Convertible Note offering (the “Convertible Notes”) that provided $174.1 million of net proceeds. In connection therewith, we completed a tender offer for our Senior Notes and used cash of $79.7 million to redeem $75.6 million of the Senior Notes. In addition, we prepaid $14.5 million of our Term Loan due 2012. These transactions extended the average maturity of our indebtedness and also reduced the average interest rate on our indebtedness.
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
     The Company has a senior secured credit agreement (the “Credit Agreement”) with various financial institutions under which the Sterling Term Loan and the Term Loan were issued. The Credit Agreement also provides us with a revolving line of credit in the amount of $40 million, a $60 million letter of credit facility and the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. dollars or pounds Sterling. The Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries. As of March 29, 2008, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. The maturity date for the revolving line of credit is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012.
     The Credit Agreement requires principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.1 million for 2008 and approximately $1.8 million annually thereafter. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (3.12% at March 29, 2008) plus 3.25%. The interest rate for borrowings under the Sterling Term Loan is currently a U.K. LIBOR based rate (5.57% at March 29, 2008) plus 3.25%. Letter of credit fees are 3.35% annually and revolver borrowings bear interest at the prime interest rate plus 2.25% or LIBOR plus 3.25%. In addition, there is a fee on the unused portion of the facility ranging from 0.50% to 0.75% annually.
     The Credit Agreement contains affirmative and negative covenants. The following table represents the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and Fixed Charge Ratio that we are required to maintain under the Credit Agreement:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
First quarter of 2008	3.25:1	2.25:1	1.25:1
Second quarter of 2008 - Third quarter of 2009	3.00:1	2.25:1	1.25:1
Fourth quarter of 2009 - Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 - Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 - Second quarter of 2012	2.25:1	3.00:1	1.25:1
Each fiscal quarter thereafter	2.00:1	3.00:1	1.25:1
     As of March 29, 2008, we were in compliance with all covenants. We expect to remain in compliance with all covenants throughout 2008.
     The Senior Notes are secured equally and ratably with our obligations under the Credit Agreement. Interest is payable semi-annually at an annual rate of 7.625%. In November 2007, the Indenture governing the Senior Notes was modified via a Supplemental Indenture, which eliminated substantially all restrictive covenants.
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
     We expect to spend less than $18 million on capital expenditures during the remainder of 2008. We do not plan to pay cash dividends on our common stock in the near term. We may continue to use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses.
Contingent liabilities and obligations
     We had significant contingent liabilities and obligations at March 29, 2008, including surety bonds and letters of credit totaling approximately $67.8 million, reimbursement obligations by certain of our consolidated subsidiaries of approximately $2.5 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.
     We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of March 29, 2008 was approximately $200 million, without reduction for the resale value of the homes. As of March 29, 2008, our independent retailer with the largest contingent repurchase obligation had approximately $8.8 million of inventory subject to repurchase for up to 18 months from date of invoice. As of March 29, 2008, our next 24 largest independent retailers had an aggregate of approximately $48.8 million of inventory subject to repurchase for up to 18 months from date of invoice, with individual amounts ranging from approximately $0.7 million to $5.3 million per retailer. For the three months ended March 29, 2008, we paid $0.7 million and incurred a loss of $0.1 million for the repurchase of 13 homes. In the comparable period last year, we paid $0.2 million and incurred a de minimus loss for the repurchase of 5 homes.
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
Summary of liquidity and capital resources
     At March 29, 2008, our unrestricted cash balances totaled $95.4 million and we had unused availability of $40.0 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $135.4 million. We expect that our cash flow from operations for the next two years will be adequate to fund capital expenditures during that period as well as the approximately $47.4 million of scheduled debt payments due in 2008 and 2009, including the $24 million (CAD) note payable for the SRI acquisition, the $13.3 million Caledonian earn out obligation and the remaining $6.7 million of Senior Notes due 2009. Therefore, the level of cash availability is projected to be in excess of cash needed to operate our businesses for the next two years. We may use a portion of our cash balances and/or incur additional indebtedness to finance acquisitions of businesses. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.
     At March 29, 2008, we also have short-term investments consisting of approximately $10.0 million of AAA-rated auction rate preferred securities (“ARPS”) issued by five different closed end funds. Until recently, liquidity for these ARPS was provided by weekly auctions at which the ARPS could be bought or sold, with fund sponsors using their own cash to reduce any imbalance in orders. Although $0.4 million of our ARPS were redeemed at par subsequent to quarter end, these instruments are currently illiquid due to failed auctions resulting from the difficult conditions in the credit markets. We consider this situation to be temporary and the sponsoring funds are attempting to develop programs to allow investors to redeem their holding of ARPS. Currently there is no secondary market for ARPS. We currently plan to hold the ARPS until the current situation is resolved and the securities can be redeemed.
Critical Accounting Policies
     For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2007. There have been no material changes to our critical accounting policies described in such Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 that delayed, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. Effective December 30, 2007, we adopted SFAS 157 for certain assets and liabilities which were not included in FSP FAS 157-2. The adoption of SFAS 157 had no effect on our financial position or results of operations for the quarter ended March 29, 2008. For additional information regarding recurring and nonrecurring fair value measurements, see Note 10 to the financial statements.
     In February 2007, the Financial Accounting Standards Board issued Financial Accounting Standard Number 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. We have decided not to adopt SFAS 159.
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard Number 141(R) (“SFAS 141R”), Business Combinations and Financial Accounting Standard Number 160 (“SFAS

160”), Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141R and SFAS 160 expand the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with early adoption prohibited and these standards must be adopted concurrently. These standards will impact us for any acquisitions subsequent to the adoption date. The most significant effect of adoption of SFAS 141R on our results of operations is that success fees and due diligence, legal, accounting, valuation and similar costs incurred in connection with acquisitions (acquisition-related costs) are required to be expensed as incurred. Current practice is that such costs are capitalized as part of the cost of the acquisition.
Forward-Looking Statements
     This Current Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also constitute forward-looking statements. Such statements are or will be based on our estimates, assumptions, and projections, and are not guarantees of future performance and are subject to risks and uncertainties, including those specifically listed in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2007, that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances. The risk factors discussed in “Risk Factors” in Item 1A of our 2007 Form 10-K could materially affect our operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our debt obligations under the Credit Agreement are currently subject to variable rates of interest based on both U.S. and U.K. LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.4 million, assuming average related debt of $143.9 million, which was the amount of outstanding borrowings at March 29, 2008.
     Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.1 million, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at March 29, 2008.
     Our approach to interest rate risk is to balance our borrowings between fixed rate and variable rate debt. At March 29, 2008, we had $180 million of Convertible Notes and $6.7 million of Senior Notes at fixed rates and $156.4 million of Term Notes and industrial revenue bonds at variable rates.
     We are exposed to foreign exchange risk with our factory-built housing operations in Canada and our international segment in the U.K. Our Canadian operations had 2007 proforma net sales totaling $220 million (CAD), including SRI’s net sales. Assuming future annual Canadian sales equal to 2007 proforma sales, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $2.2 million. Our international segment had 2007 sales of £140 million (pounds Sterling). Assuming future annual U.K. sales equal to 2007 sales, a change of 1.0% in exchange rates between the U.S. dollar and the British pound Sterling would change consolidated sales by $2.8 million. Net income of the Canadian and U.K. operations would also be affected by changes in exchange rates.
     We borrowed £45 million in the U.S. to finance a portion of the Caledonian purchase price, which totaled approximately £62 million. This Sterling denominated borrowing was designated as an economic hedge of our net investment in the U.K. Therefore a significant portion of foreign exchange risk related to our Caledonian investment in the U.K. is offset. We do not hedge our investment in the Canadian operations. Repayment of any portion of this loan will result in realized foreign exchange transaction gains and losses based on the exchange rate at the time of repayment.
     In connection with the acquisition of SRI in December 2007, approximately $76 million of intercompany loans were made between our U.S. and foreign subsidiaries. Until these loans are repaid, foreign exchange transaction gains and losses will be reported in our statement of operations based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
Item 4. Controls and Procedures.
     As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended March 29, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During 2007, we completed the implementation of a new enterprise resource planning (“ERP”) system for our manufacturing operations, excluding the 2006 Highland Manufacturing, LLC (“Highland”) acquisition and the December 2007 SRI acquisition. The ERP system implementation at Highland is currently underway and targeted for completion in the third quarter of 2008. The ERP system implementation at SRI is scheduled to start in the second half of 2008 but will likely not be completed for all three manufacturing plants until the second quarter of 2009. Our February 2008 acquisition, ModularUK, will be integrated into the existing ERP system at Caledonian, which is planned for the second half of 2008. Management does not currently believe that these system implementations will adversely affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended December 29, 2007. There have been no material changes to our risk factors described in such Form 10-K.

Item 6. Exhibits and Reports on Form 8-K.
(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated April 30, 2008, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.

31.2	Certification of Chief Financial Officer dated April 30, 2008, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated April 30, 2008, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008.

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

Dated: April 30, 2008