Form 10-Q
period 2008-06-28
CHAMPION ENTERPRISES INC
filed 2008-07-28
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended June 28, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     77,793,727 shares of the registrant’s $1.00 par value Common Stock were outstanding as of July 23, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
Unaudited

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$289,184	$330,360	$585,882	$590,157

Cost of sales	246,722	278,488	506,852	506,272

Gross margin	42,462	51,872	79,030	83,885

Selling, general and administrative expenses	33,015	36,740	72,318	72,526
Restructuring charges	—	—	9,471	1,121
Foreign currency transaction (gains) losses	(576)	—	1,775	—
Amortization of intangible assets	2,382	1,417	4,851	2,819

Operating income (loss)	7,641	13,715	(9,385)	7,419

Interest income	1,061	1,209	2,364	2,047
Interest expense	(5,150)	(4,932)	(10,326)	(9,810)

Income (loss) before income taxes	3,552	9,992	(17,347)	(344)

Income tax expense (benefit)	202	2,527	(213)	(563)

Net income (loss)	$3,350	$7,465	$(17,134)	$219

Basic income (loss) per share	$0.04	$0.10	$(0.22)	$0.00

Weighted shares for basic EPS	77,738	76,796	77,605	76,676

Diluted income (loss) per share	$0.04	$0.10	$(0.22)	$0.00

Weighted shares for diluted EPS	77,929	77,658	77,605	77,506

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	June 28,	December 29,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$84,370	$135,408
Short-term investments	6,950	—
Accounts receivable, trade	95,365	89,646
Inventories	82,703	90,782
Deferred tax assets	28,369	29,746
Other current assets	9,334	14,827

Total current assets	307,091	360,409

Property, plant and equipment
Land and improvements	30,928	30,970
Buildings and improvements	117,743	129,002
Machinery and equipment	88,843	89,742

	237,514	249,714
Less-accumulated depreciation	132,161	132,730

	105,353	116,984

Goodwill	346,934	360,610
Amortizable intangible assets, net of accumulated amortization	86,733	72,541
Deferred tax assets	97,298	87,983
Other non-current assets	22,313	23,696

	$965,722	$1,022,223

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term portion of debt	$8,406	$25,884
Accounts payable	125,482	119,390
Accrued volume rebates	19,071	29,404
Accrued warranty obligations	26,230	29,246
Accrued compensation and payroll taxes	19,723	25,168
Accrued self-insurance	27,328	27,539
Other current liabilities	56,904	61,695

Total current liabilities	283,144	318,326

Long-term liabilities
Long-term debt	336,804	342,897
Deferred tax liabilities	10,272	7,065
Other long-term liabilities	34,611	34,089

	381,687	384,051
Contingent liabilities (Note 7)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 77,794 and 77,346 shares issued and outstanding, respectively	77,794	77,346
Capital in excess of par value	202,899	203,708
Accumulated other comprehensive income	13,695	15,155
Retained earnings	6,503	23,637

Total shareholders’ equity	300,891	319,846

	$965,722	$1,022,223

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net (loss) income	$(17,134)	$219

Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:

Depreciation and amortization	11,812	10,032
Stock-based compensation	857	1,556
Change in deferred taxes	(8,608)	(4,492)
Fixed asset impairment charges	7,000	—
Insurance proceeds	2,500	—
Gain on disposal of fixed assets	(139)	(593)
Foreign currency transaction losses	1,775	—
Increase/decrease:
Accounts receivable	(1,325)	(25,159)
Inventories	8,711	19,705
Accounts payable	4,376	32,285
Accrued liabilities	(21,587)	(2,352)
Other, net	(452)	(743)

Net cash (used for) provided by operating activities	(12,214)	30,458

Cash flows from investing activities:
Proceeds on disposal of fixed assets	1,200	3,404
Purchase of short-term investments	(10,000)	—
Redemption of short-term investments	3,050	—
Additions to property, plant and equipment	(5,716)	(3,647)
Distributions from unconsolidated affiliates	—	884
Acquisitions	(2,500)	—

Net cash (used for) provided by investing activities	(13,966)	641

Cash flows from financing activities:
Payments on debt	(25,657)	(1,036)
Decrease in restricted cash	—	15
Common stock issued, net	437	1,421

Net cash (used for) provided by financing activities	(25,220)	400

Cash (used for) provided by discontinued operations	(87)	92

Effect of exchange rate changes on cash and cash equivalents	449	2,956

Net (decrease) increase in cash and cash equivalents	(51,038)	34,547
Cash and cash equivalents at beginning of period	135,408	70,208

Cash and cash equivalents at end of period	$84,370	$104,755

See accompanying Notes to Condensed Consolidated Financial Statements

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statement of Shareholders’ Equity
Unaudited Six Months Ended June 28, 2008
(In thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Retained	comprehensive
	Shares	Amount	par value	earnings	income (loss)	Total

Balance at December 29, 2007	77,346	$77,346	$203,708	$23,637	$15,155	$319,846

Net loss	—	—	—	(17,134)	—	(17,134)
Stock compensation plans	448	448	(809)	—	—	(361)
Foreign currency translation adjustments	—	—	—	—	(1,711)	(1,711)
Net investment hedge, net of income taxes	—	—	—	—	251	251

Balance at June 28, 2008	77,794	$77,794	$202,899	$6,503	$13,695	$300,891

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
     The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 26 manufacturing facilities as of June 28, 2008 that primarily construct factory-built manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of five facilities in the United Kingdom operated by Caledonian Building Systems Limited (“Caledonian”) and a subsidiary, that manufacture steel-framed modular buildings for prisons, military accommodations, hotels, residential units and other commercial applications. The retail segment currently operates 15 retail sales offices that sell manufactured houses to consumers throughout California.
NOTE 2 — Acquisitions
     The Company made one acquisition during 2007 and one acquisition during the first quarter of 2008. Results of operations for these acquisitions are included in the Company’s consolidated results for periods subsequent to their respective acquisition dates.
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
     On December 21, 2007, the Company acquired substantially all of the assets and the business of western Canada-based SRI Homes Inc. (“SRI”) for cash payments of approximately $96.2 million, a note payable of $24.0 million (CAD) ($24.5 million USD at acquisition date) and assumption of the operating liabilities of the business. The results of operations of SRI are included in the Company’s results from operations and in its manufacturing segment for periods subsequent to its acquisition date. The SRI purchase price allocation to amortizable intangible assets and goodwill was finalized during the quarter ended June 28, 2008. The following is a summary of amortizable intangible assets and goodwill arising from the SRI acquisition, together with amortization periods and initial amortization expense, translated at the exchange rate on the acquisition date.

			Initial
		Expected	annual
	Cost	useful life	amortization
	(In thousands)	(In years)	(In thousands)
Goodwill	$47,607

Amortizable intangible assets:
Customer relationships	$42,330	14	$3,024
Trade names	6,955	15	464
Employee agreements	302	3	101
Favorable leases	493	1	493

	$50,080		$4,082

     ModularUK is not material to the Company. The following table presents unaudited proforma combined results as if the Company had acquired SRI on January 1, 2007, instead of the actual acquisition date of December 21, 2007:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
	Unaudited	Unaudited
Net sales (in thousands)	$355,811	$638,860
Net income (in thousands)	9,566	3,998
Diluted income per share	$0.12	$0.05
     The proforma results include amortization of amortizable intangible assets acquired and valued in the SRI acquisition. The proforma results are not necessarily indicative of what actually would have occurred if the SRI acquisition had been completed as of the beginning of the period presented nor are they necessarily indicative of future consolidated results. For more detail on the SRI acquisition, please refer to Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
NOTE 3 — Income Taxes
     The primary difference between the effective tax rate for the three and six months ended June 28, 2008 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 5.6% to provide income taxes, exclusive of discreet tax adjustments. The income tax benefit for the six months ended June 28, 2008 also included a first quarter adjustment for $0.6 million of tax expense from the excess of cumulative book expense over the tax deduction amount related to the vesting of stock compensation during the quarter. The annual estimated effective global tax rate was determined after consideration of the estimated annual pretax results, estimated permanent differences and the statutory tax rates for the countries and the various states and provinces in which the Company operates.
     The primary difference between the effective tax rate for the six months ended June 30, 2007 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 19.2% and the inclusion of a $0.5 million tax benefit from the settlement of a tax uncertainty during the period.
     As of December 29, 2007, the Company had available U.S. federal net operating loss carryforwards of approximately $233 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2027. As of December 29, 2007, the Company had available state net operating loss carryforwards of approximately $211 million for tax purposes to offset future state taxable income. These loss carryforwards expire in 2016 through 2027. Although the Company expects to generate sufficient U.S. pretax income in the future to utilize available NOL carryforwards, there can be no assurance that it will be able to do so. Additionally, the current U.S. economy and housing market present significant challenges to returning the Company’s U.S. operations to profitability. In the event that additional U.S. pretax losses or insufficient U.S. pretax income is incurred during the remainder of 2008, in the absence of other favorable indicators, it is likely that the Company will have to provide a valuation allowance for all or a portion of the U.S. deferred tax assets. The net U.S. deferred tax assets subject to potential impairment totaled approximately $150 million at June 28, 2008.
     The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2003.
     Included in the balance sheet at June 28, 2008 and December 29, 2007 are tax accruals of approximately $0.5 million and $0.6 million, respectively, for uncertain tax positions, including $0.2 million of accrued interest and penalties. Realization of any of the related unrecognized tax benefits would affect the Company’s effective tax rate. The Company classifies interest and penalties as a component of income tax expense.
NOTE 4 — Inventories, Long-Term Construction Contracts and Other Current Liabilities
     A summary of inventories by component is as follows:

	June 28,	December 29,
	2008	2007
	(In thousands)
New manufactured homes	$22,555	$20,235
Raw materials	31,350	38,725
Work-in-process	7,637	8,617
Other inventory	21,161	23,205

Total inventory	$82,703	$90,782

     Other inventory consists of payments made by the retail segment for park spaces in manufactured housing communities and related improvements.
     Accounts receivable-trade at June 28, 2008 and December 29, 2007 included uncollected billings of $15.6 million and $22.4 million, respectively, and unbilled revenue of $40.2 million and $37.2 million, respectively, under long-term construction contracts of the Company’s international segment. Unbilled revenue at June 28, 2008 and December 29, 2007 includes retention amounts totaling $7.9 million and $2.8 million, respectively. Other current liabilities at June 28, 2008 and December 29, 2007 include cash receipts in excess of revenue recognized under these construction contacts of $19.5 million and $9.2 million, respectively and also includes customer deposits of $6.3 million and $9.7 million, respectively, primarily in the manufacturing segment.
NOTE 5 — Product Warranty
     The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The non-current portion of warranty reserves were classified as other long-term liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the six months ended June 28, 2008 and June 30, 2007.

	Six Months Ended
	June 28,	June 30,
	2008	2007
	(In thousands)
Reserves at beginning of period	$35,746	$36,923
Warranty expense provided	15,844	21,454
Cash warranty payments	(18,860)	(22,643)

Reserves at end of period	32,730	35,734
Less non-current portion	(6,500)	(6,500)

Total	$26,230	$29,234

NOTE 6 — Debt
     Long-term debt consisted of the following:

	June 28,	December 29,
	2008	2007
	(In thousands)
Convertible Senior Notes due 2037	$180,000	$180,000
Sterling Term Loan due 2012	87,777	88,386
Term Loan due 2012	55,750	55,750
Obligations under industrial revenue bonds	12,430	12,430
7.625% Senior Notes due May 2009	6,716	6,716
Other debt	2,537	971

Total	345,210	344,253
Less: current portion of long-term debt	(8,406)	(1,356)

Long-term debt	$336,804	$342,897

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
     The Company has a senior secured credit agreement (the “Credit Agreement”) with various financial institutions under which the Sterling Term Loan and the Term Loan were issued. The Sterling Term Loan is denominated in pounds Sterling. The Credit Agreement also provides the Company with a revolving line of credit in the amount of $40 million, a $60 million letter of credit facility and the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. Dollars or pounds Sterling. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company. As of June 28, 2008, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. The maturity date for the revolving line of credit is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012.
     The Credit Agreement requires principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.1 million for 2008 and approximately $1.8 million annually thereafter. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (2.38% at June 28, 2008) plus 3.25%. The interest rate for borrowings under the Sterling Term Loan is currently a U.K. LIBOR based rate (5.45% at June 28, 2008) plus 3.25%. The letter of credit facility is subject to a 3.35% annual fee and the unused portion of the line of credit facility is subject to an annual fee ranging from 0.50% to 0.75%.
     The Credit Agreement contains affirmative and negative covenants. The following table summarizes the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and minimum Fixed Charge Ratio that the Company is required to maintain under the Credit Agreement:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
Second quarter of 2008 - Third quarter of 2009	3.00:1	2.25:1	1.25:1
Fourth quarter of 2009 - Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 - Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 - Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1
     The Senior Leverage Ratio is the ratio of Total Senior Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA (as defined) for the four-quarter period then ended. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA to its Cash Interest Expense (as defined) for the four-quarter period then ended. The Fixed Charge Ratio is the ratio of the Company’s consolidated EBITDA to its Fixed Charges (as defined) for the four-quarter period then ended. Violations of any of the covenants in the Credit Agreement, if not cured or waived by the lenders, could result in a demand from the lenders to repay all or a portion of the Term Loans and the termination of the letter of credit and revolving line of credit facilities. As of June 28, 2008, the Company was in compliance with all covenants. However, unless operating results improve, the Company may reduce its Senior Debt in order to maintain compliance with these covenants over the next several quarters. The Company believes that it will have adequate liquidity available for this purpose and does not anticipate any debt covenant compliance issues during the next four quarters.
     The Senior Notes due 2009 are secured equally and ratably with obligations under the Credit Agreement, but contain no significant restrictive covenants. Interest is payable semi-annually at an annual rate of 7.625%. In June 2008, the Company elected to repay the $24.0 million (CAD) note issued in connection with the December 2007 acquisition of SRI ahead of the scheduled maturity date of January 5, 2009.
NOTE 7 — Contingent Liabilities
     As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at June 28, 2008 was estimated to be approximately $190 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates that will not be paid. Losses incurred on homes repurchased totaled approximately $0.2 million for the six months ended June 28, 2008 and less than $0.1 million for the six months ended June 30, 2007.
     At June 28, 2008, the Company was contingently obligated for approximately $55.7 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $9.9 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the condensed consolidated balance sheet.
     At June 28, 2008, certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.
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
NOTE 8 — Earnings Per Share, Stock Options and Stock-Based Incentive Plans
     During the three and six months ended June 28, 2008 and June 30, 2007, the Company’s potentially dilutive securities consisted of convertible debt and outstanding stock options and awards. For the same periods in 2007, the Company’s potentially dilutive securities consisted of outstanding stock options and awards. Potentially dilutive securities were excluded from the computation of diluted earnings per share (“EPS”) for the six month period ended June 28, 2008 as the effect would have been anti-dilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Income (loss) available to common shareholders for basic and diluted EPS	$3,350	$7,465	$(17,134)	$219

Denominator:
Shares for basic EPS—weighted average shares outstanding	77,738	76,796	77,605	76,676
Plus dilutive securities:
Stock options and awards	191	862	—	830

Shares for diluted EPS	77,929	77,658	77,605	77,506

     The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees, directors and others. Stock options were granted below, at, or above fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions. No stock options have been granted since 2004. Awards of performance shares and restricted stock are accounted for by valuing shares expected to vest at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation costs totaled approximately $0.3 million and $0.9 million for the three and six months ended June 28, 2008 and $0.7 million and $1.6 million for the three and six months ended June 30, 2007, respectively, and are included in general and administrative expenses.
     The following table summarizes the changes in outstanding stock options for the three and six months ended June 28, 2008:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)
Outstanding at December 29, 2007	668	$10.81
Exercised	(8)	8.43	$4
Forfeited	(1)	8.43
Expired	(37)	15.05

Outstanding at March 29, 2008	622	$10.59
Exercised	(150)	2.48	$1,173
Forfeited	(36)	24.56
Expired	(4)	25.00

Outstanding at June 28, 2008	432	$12.11

     Cash in the amount of approximately $0.4 million and $1.4 million was received from the exercise of stock options during the six months ended June 28, 2008 and June 30, 2007, respectively. No tax benefits were recognized in the financial statements from these stock option exercises due to the Company’s net operating loss carryforwards.
     The following table summarizes the changes in outstanding performance awards and restricted stock awards during the three and six months ended June 28, 2008:

Number
of shares
(In thousands)
Outstanding at December 29, 2007	1,448
Granted	1,015
Vested	(425)
Forfeited	(198)

Outstanding at March 29, 2008	1,840
Granted	59
Vested	(30)
Forfeited	(25)

Outstanding at June 28, 2008	1,844

Summary of outstanding awards at June 28, 2008
Performance shares	1,698
Restricted stock awards	146

1,844

     Performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2006 through 2008, 2007 through 2009 and 2008 through 2010. For the six months ended June 28, 2008, a total of 425,000 performance shares vested pursuant to the attainment of 100% of the three-year target for 2005 through 2007, of which 298,826 shares were issued, net of shares withheld for the payment of participants’ taxes and 29,575 other stock awards vested. In addition, during the first six months of 2008, a total of 390,000 performance shares were granted for the 2008 through 2010 three-year program.
     During the first six months of 2008, a total of 610,000 performance-based restricted shares were granted with a 2008 through 2012 five-year performance period. Such restricted shares may be earned after three, four or five years only if certain threshold targets are first attained and then based on the degree to which the performance targets are attained. Earned shares will vest over two years from the date earned. Restricted stock awards totaling 28,000 shares remain from an issuance in November 2004 and vest 50% per year in 2008 and 2009. During February 2008, a restricted stock award of 15,000 shares was granted and vests one year after grant date. Vesting of these grants of restricted shares is subject to continued employment with the Company. Additionally, there remains 43,621 restricted shares issued as part of annual grants to Directors that vest in November 2008 and May 2009, subject to continued service as a Company Director, and deferred stock awards of 58,950 shares that will be issued upon the Director’s retirement or other events.
NOTE 9 — Segment Information
     The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them primarily based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income (loss) to consolidated income (loss) before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Net sales:
Manufacturing segment	$211,273	$258,319	$392,758	$457,615
International segment	70,513	56,887	180,879	103,418
Retail segment	9,398	21,354	18,445	39,424
Less: intercompany	(2,000)	(6,200)	(6,200)	(10,300)

Consolidated net sales	$289,184	$330,360	$585,882	$590,157

Income (loss) before income taxes:
Manufacturing segment income	$13,595	$17,217	$4,572	$17,313
International segment income	3,889	4,458	12,278	7,582
Retail segment (loss) income	(1,043)	666	(3,807)	1,538
General corporate expenses	(7,094)	(7,409)	(15,702)	(16,695)
Amortization of intangible assets	(2,382)	(1,417)	(4,851)	(2,819)
Foreign currency transaction gains (losses)	576	—	(1,775)	—
Interest expense, net	(4,089)	(3,723)	(7,962)	(7,763)
Intercompany profit (loss) eliminations	100	200	(100)	500

Income (loss) before income taxes	$3,552	$9,992	$(17,347)	$(344)

NOTE 10 — Fair Value Measurements
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
     Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:
(A) Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities;
(B) Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost); and
(C) Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).
     Financial assets and liabilities measured at fair value as of June 28, 2008 are set forth in the table below:

Description	Frequency	Asset / (Liability)	Level 1	Level 2	Level 3	Valuation Technique
	(In thousands)
Auction Rate Preferred Securities	Recurring	$6,950	$—	$6,950	$—	A & B
     The Company’s auction rate preferred securities (“ARPS”) at June 28, 2008, are classified as short-term investments and consist of AAA-rated securities issued by five different closed end funds. The ARPS are supported by collateral equal to at least 200% of their par value and continue to pay interest weekly. Although $3.0 million of the ARPS were redeemed at par during the quarter ended June 28, 2008, these instruments are currently illiquid due to failed auctions resulting from the difficult conditions in the credit markets. The fair value of these ARPS was determined by the Company based on the recent redemptions of $3.0 million at par value and estimated replacement cost of the ARPS at par value based on their credit ratings, over-collateralization and competitive interest rates being paid.
NOTE 11 — Restructuring Charges
     During the six months ended June 28, 2008, charges totaling $9.8 million were incurred primarily in connection with the Company’s decision to close a manufacturing facility in Oregon, close the final of four plants at an Indiana complex where the other three plants had been previously idled and reduce the number of North American regional offices from four to two. The operations at the closed Indiana plant have been consolidated at the Company’s other Indiana homebuilding complex. Total restructuring charges consisted of severance costs of $2.5 million and fixed asset impairment charges of $7.0 million. An inventory write-down of $0.3 million was included in cost of sales. During the six months ended June 30, 2007, charges totaling $1.3 million were recorded in connection with the closure of a manufacturing plant in Pennsylvania. Total restructuring charges consisted of severance costs of $0.9 million and a fixed asset impairment charge of $0.2 million. An inventory write-down of $0.2 million was included in cost of sales.
     Severance costs relating to the six month period ended June 28, 2008 included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees, consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations. Severance costs relating to the six month period ended June 30, 2007 were related to the termination of substantially all 160 employees at the closed plant in Pennsylvania and included payments required under the Worker Adjustment and Retraining Notification Act.
     The following table provides information regarding current year activity for restructuring reserves established in previous and current periods relating primarily to closures of manufacturing plants.

Six Months Ended
June 28, 2008
(In thousands)
Balance at beginning of year	$942

Additions:
Severance	2,471

Cash payments:
Warranty	(243)
Severance	(1,749)

Balance June 28, 2008	$1,421

Period end balance comprised of:
Warranty costs	$257
Severance	1,164

$1,421

     The majority of warranty costs are expected to be paid over a three-year period after the related closures. Severance costs are generally paid within one year of the related closures or termination of employment.
NOTE 12 — Total Comprehensive Income (Loss)
     Total comprehensive income (loss) for the three and six months ended June 28, 2008 and June 30, 2007 consisted of the following:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Net income (loss)	$3,350	$7,465	$(17,134)	$219
Other comprehensive income (loss):
Foreign currency translation adjustments	210	3,891	(1,711)	4,145
Net investment hedge, net of income taxes	151	(756)	251	(761)

Total comprehensive income (loss)	$3,711	$10,600	$(18,594)	$3,603

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three and Six Months Ended June 28, 2008
versus the Three and Six Months Ended June 30, 2007
Overview
     We are a leading producer of factory-built housing in the United States and Canada. As of June 28, 2008, our North American manufacturing segment (the “manufacturing segment”) consisted of 26 homebuilding facilities in 13 states and three provinces in western Canada. Our homes were sold through approximately 2,000 independent sales centers, builders and developers across the U.S. and western Canada and also through our retail segment that operates 15 sales offices in California. We are also a leading producer in the United Kingdom of steel-framed modular buildings for use as prisons, military accommodations, hotels, residential units and other commercial applications. As of June 28, 2008, our international segment consisted of five manufacturing facilities in the United Kingdom.
     We made one acquisition during 2007 and one acquisition during the first quarter of 2008. Results of operations for these acquisitions are included in our consolidated results for periods subsequent to their respective acquisition dates.
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
     During the quarter ended June 28, 2008, our manufacturing and retail segments continued to be affected by the challenging housing market conditions in the U.S. and California, respectively. However, during the second quarter of 2008, our manufacturing segment operations in Canada remained strong and homes sold in Canada during the period increased 70% compared to the same period in 2007, primarily from the inclusion of SRI in 2008 results. Our U.S. manufacturing plants operated at only 44% of capacity during the quarter compared to 58% in the second quarter of 2007. In response to these conditions, during the first quarter of 2008, we decided to close two homebuilding facilities, one in Oregon and one in Indiana. These closures were completed during the second quarter of 2008. In addition, our Henry, TN plant was destroyed by fire during the first quarter of 2008.
     Consolidated net sales for the quarter ended June 28, 2008 decreased $41.2 million, or 12%, from the comparable period of 2007, primarily due to lower sales volume of $47.0 million in the manufacturing segment, despite the inclusion of SRI, and $12.0 million in the retail segment partially offset by an increase of $13.6 million in the international segment. During the second quarter of 2008, non-U.S. revenues represented approximately 43% of our total sales.
     Consolidated net sales for the six months ended June 28, 2008 were slightly lower than in the comparable period of 2007. During this period, manufacturing segment sales declined $64.9 million, despite the inclusion of SRI, and retail segment sales declined $21.0 million. Partially offsetting these decreases was an increase in sales in the international segment of $77.5 million. During the six months ended June 28, 2008, non-U.S. revenues represented approximately 47% of our total sales.
     Pretax income for the quarter ended June 28, 2008 was $3.6 million, a decrease of $6.4 million versus the comparable quarter of 2007, as a result of lower earnings at the manufacturing and retail segments, despite increased sales and earnings at our manufacturing segment’s Canadian operations, primarily from the inclusion of SRI. Results in the quarter ended June 28, 2008 were unfavorably impacted by decreased sales volume and factory utilization which resulted in production inefficiencies at most of the U.S. plants in our manufacturing segment.
     Pretax loss for the six months ended June 28, 2008 was $17.3 million compared to a pretax loss of $0.3 million for the same period of 2007. The increased loss was driven by decreased income in the second quarter of 2008 and charges of $9.8 million in the first quarter 2008, primarily from the closure of two manufacturing plants.

     We continue to focus on matching our U.S. manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.
Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$211,273	$258,319	(18%)	$392,758	$457,615	(14%)
International segment	70,513	56,887	24%	180,879	103,418	75%
Retail segment	9,398	21,354	(56%)	18,445	39,424	(53%)
Less: intercompany	(2,000)	(6,200)	(68%)	(6,200)	(10,300)	(40%)

Total net sales	$289,184	$330,360	(12%)	$585,882	$590,157	(1%)

Gross margin	$42,462	$51,872	(18%)	$79,030	$83,885	(6%)
Selling, general and administrative expenses (“SG&A”)	33,015	36,740	(10%)	72,318	72,526	—
Restructuring charges	—	—	—	9,471	1,121	745%
Foreign currency transaction (gains) losses	(576)	—	—	1,775	—	—
Amortization of intangible assets	2,382	1,417	68%	4,851	2,819	72%

Operating income (loss)	7,641	13,715	(44%)	(9,385)	7,419	(226%)
Interest expense, net	4,089	3,723	10%	7,962	7,763	3%

Income (loss) before income taxes	$3,552	$9,992	(64%)	$(17,347)	$(344)	4943%

As a percent of net sales
Gross margin	14.7%	15.7%		13.5%	14.2%
SG&A	11.4%	11.1%		12.3%	12.3%
Operating income (loss)	2.6%	4.2%		(1.6%)	1.3%
Income (loss) before income taxes	1.2%	3.0%		(6.0%)	(0.1%)
     Consolidated net sales for the three and six months ended June 28, 2008 decreased from the comparable period of 2007 primarily due to lower manufacturing and retail segment sales volume in the U.S., partially offset by higher sales volume in the international segment and the Canadian operations of the manufacturing segment, which includes SRI in the 2008 periods.
     Gross margin for the three months ended June 28, 2008 decreased $9.4 million from the comparable period of 2007 primarily due to lower sales in the manufacturing and retail segments, partially offset by increased gross margin from higher sales in the international segment. SG&A for the three months ended June 28, 2008 decreased by $3.7 million from the comparable period of 2007 primarily due to decreased sales and fewer plants in operation in the manufacturing segment’s U.S. operations and lower sales in the retail segment, partially offset by the increased SG&A at the international segment and the inclusion of SRI.
     Gross margin for the six months ended June 28, 2008 decreased $4.9 million from the comparable period of 2007 primarily as a result of lower gross margin in the manufacturing and retail segments due to lower sales, partially offset by increased sales in the international segment. SG&A for the six months ended June 28, 2008 was comparable to the same period of 2007, as lower SG&A at the manufacturing segment’s U.S. operations and the retail segment due to lower sales and fewer plants in operation was offset by higher SG&A at the international segment primarily due to a 75% increase in sales and the inclusion of SRI.
     Restructuring charges are discussed below in the section titled “Restructuring Charges”. Interest expense, net is discussed below in the section titled “Interest Income and Interest Expense”.
     Foreign currency transaction gains and losses are related to intercompany loans made in December 2007 between certain of our U.S. and foreign subsidiaries that are expected to be repaid. The foreign currency transaction gains and losses are due to fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
     Amortization expense for the three and six months ended June 28, 2008 increased over expense in the comparable period of 2007 due to amortization expense related to intangible assets from the SRI acquisition.
     The inclusion of SRI’s results in the quarter ended June 28, 2008 contributed sales and operating income to our consolidated results for the quarter. On a proforma basis, assuming we had owned SRI as of the beginning of 2007, consolidated net sales for the three and six months ended June 30, 2007, would have been $355.8 million and $638.9 million, respectively, while operating income for the same periods would have been $18.4 million and $16.1 million, respectively.
Manufacturing Segment
     We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
Manufacturing segment net sales (in thousands)	$211,273	$258,319	(18%)	$392,758	$457,615	(14%)
Manufacturing segment income (in thousands)	13,595	17,217	(21%)	4,572	17,313	(74%)

Manufacturing segment margin %	6.4%	6.7%		1.2%	3.8%

Homes and units sold:
HUD code homes	1,697	2,752	(38%)	3,258	4,912	(34%)
Modular homes and units	652	1,002	(35%)	1,321	1,769	(25%)
Canadian homes	733	430	70%	1,297	774	68%
Other units	72	10	620%	99	22	350%

Total homes and units sold	3,154	4,194	(25%)	5,975	7,477	(20%)

Floors sold	5,649	8,098	(30%)	10,637	14,463	(26%)

Multi-section mix	69%	79%		67%	79%

Average unit selling price, excluding delivery	$57,800	$55,100	5%	$57,200	$55,000	4%
Manufacturing facilities at end of period				26	28
     Manufacturing segment net sales for the quarter and six months ended June 28, 2008 decreased $47.0 million and $64.9 million, respectively, from the same periods of 2007 due to six plant closures since the beginning of 2007, the loss of our Henry, TN plant from a fire in February 2008 and lower sales at the same plants operated a year ago. Partially offsetting these decreases was the inclusion in 2008 of sales from SRI. The difficult U.S. housing market continued during the first six months of 2008 and resulted in low levels of unfilled production orders and lower sales volumes at most of our U.S. plants. Average manufacturing selling prices increased in 2008 as compared to 2007 as a result of product mix, including increased sales, on a percentage basis, of higher priced Canadian homes.
     Manufacturing segment income for the quarter ended June 28, 2008 decreased $3.6 million from the comparable period of 2007 primarily from lower sales in the U.S., partially offset by the inclusion of income from SRI and cost reduction initiatives at the same plants operated a year ago. Market conditions during the quarter resulted in low levels of unfilled orders at most of our plants and production inefficiencies caused by underutilized factory capacity. Our U.S. plants operated at 44% of capacity for the second quarter of 2008 compared to 58% a year ago.
     Manufacturing segment income for the six months ended June 28, 2008 decreased $12.7 million from the comparable period of 2007 primarily from the $3.6 million reduction in the second quarter of 2008 and $9.3 million of charges in the first quarter of 2008 resulting from the announced closure of two manufacturing facilities and the restructuring of the segment that included the closing of two regional offices. Other issues impacting the reduction in segment income include lower sales in the U.S., partially offset by the inclusion of income from SRI and cost reduction initiatives at the same plants operated a year ago. Market conditions during the period resulted in low levels of unfilled orders at most of our plants and production inefficiencies caused by under utilized factory capacity. Our U.S. plants operated at 41% of capacity for the first six months of 2008 compared to 51% for the same period a year ago. Results for the six months ended June 30, 2007 included the closure of two plants in the first quarter of 2007, one of which resulted in the recording of charges of $1.3 million. Partially offsetting the 2007 plant closing charges was a net gain of $0.6 million, primarily from the sale of one idle plant.

     The plant closures announced in the first quarter of 2008 included one in Oregon and one in Indiana. The operations at the closed Indiana plant have been consolidated at our other Indiana homebuilding complex. The Indiana closure was the final of four plants at a complex where the other three plants had been previously idled. Charges for the plant closures in the first quarter of 2008 totaling $9.3 million consisted of fixed asset impairment charges of $7.0 million, severance costs totaling $2.0 million and an inventory write-down of $0.3 million. Severance costs included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations. During the six months ended June 30, 2007 we closed one plant in Pennsylvania which resulted in severance costs totaling $0.9 million, a fixed asset impairment charge of $0.2 million and an inventory write-down of $0.2 million. Severance costs are related to the termination of substantially all 160 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act.
     Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at June 28, 2008 totaled approximately $42 million for the 26 plants in operation compared to $25 million at March 29, 2008 and $68 million at June 30, 2007 for the 28 plants in operation. Current unfilled orders are concentrated at nine manufacturing locations. The majority of our other plants are currently operating with one week or less of unfilled orders.
     The inclusion of SRI’s results in the quarter and six months ended June 28, 2008 contributed sales and segment income to our manufacturing segment results. On a proforma basis, assuming we had owned SRI as of the beginning of 2007, manufacturing net sales and segment income for the quarter ended June 30, 2007, would have been $283.8 million and $22.8 million, respectively, manufacturing net sales and segment income for the six months ended June 30, 2007, would have been $506.3 million and $27.7 million, respectively.
International Segment
     We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
International segment net sales	$70,513	$56,887	24%	$180,879	$103,418	75%
International segment income	$3,889	$4,458	(13%)	$12,278	$7,582	62%
International segment margin %	5.5%	7.8%		6.8%	7.3%
     International segment net sales for the quarter ended June 28, 2008 increased over the comparable quarter of 2007 due to an increase in revenues from residential projects and revenues from ModularUK, which was acquired on February 29, 2008. In the quarter, approximately 64% of revenue was derived from custodial (prison) and military accommodations projects. The balance of revenue was attributable to residential, hotel and other commercial projects. The sales increase was due to increased site-work revenue, which offset lower factory revenue. Site-work revenue accounted for approximately 51% of total international segment revenue in the quarter.
     Segment income for the quarter ended June 28, 2008 was lower than for the comparable quarter of 2007 as higher gross margin from increased sales was offset by increased SG&A. SG&A increased from staff added to support and grow the business, particularly in the healthcare and education markets in which ModularUK specializes. Additionally, delivery costs were higher than anticipated due to higher fuel costs. Segment margin, as a percent of sales, was impacted by increased SG&A and delivery costs.
     In connection with the acquisition of ModularUK, we entered into a lease agreement for three additional buildings near Driffield, East Yorkshire, which is approximately 60 miles from Caledonian’s existing operations. Upon completion of leasehold improvements, ModularUK will relocate its operations to one of these three buildings. The other two buildings will provide approximately 25% additional manufacturing capacity for Caledonian. ModularUK is expected to commence operations at the Driffield site during the third quarter of 2008.
     Firm contracts and orders pending contracts under framework agreements totaled approximately $205 million at the end of the quarter, sufficient to secure production levels for the remainder of 2008.
     International segment net sales for the six months ended June 28, 2008 increased over the comparable period of 2007 due to a significant increase in revenues from prison projects, increased revenues from military accommodations, hotels and residential projects and revenues from ModularUK. In the 2008 six month period, approximately 71% of revenue was derived from prison and military accommodations projects. The balance of revenue was attributable to residential, hotel and other commercial projects. The sales increase was due to increased site-work revenue which accounted for approximately 63% of total international segment revenue in the 2008 six month period.
     Segment income for the six months ended June 28, 2008, increased over the comparable period of 2007 due to higher gross margin from significantly higher sales, partially offset by investments in SG&A to support and grow the business.
     Retail Segment
     We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended			Six Months Ended
	June 28,	June 30,	%	June 28,	June 30,	%
	2008	2007	Change	2008	2007	Change
Retail segment net sales (in thousands)	$9,398	$21,354	(56%)	$18,445	$39,424	(53%)
Retail segment (loss) income (in thousands)	$(1,043)	$666	(257%)	$(3,807)	$1,538	(348%)
Retail segment margin %	(11.1%)	3.1%		(20.6%)	3.9%

New homes sold	56	99	(43%)	108	195	(45%)

% Champion produced new homes sold	75%	94%		89%	88%

New home multi-section mix	98%	99%		98%	98%

Average new home retail price	$164,100	$212,500	(23%)	$167,500	$202,000	(17%)

Sales centers at end of period			15	17
     Retail sales for the three and six months ended June 28, 2008 decreased versus the comparable periods of 2007 primarily due to continuing difficult housing market conditions in California which resulted in selling fewer homes and at a lower average selling price per home. Additionally, a company that provided financing to a significant number of buyers of our homes in California ceased further loan originations in California at the beginning of the second quarter. As a result, our retail operations and its customers have been unable to find suitable financing for many potential transactions. We are working to find other local and national lenders to finance our retail sales. In the three and six month periods of 2008, the average home selling price declined due to product mix, liquidation of aged inventory and impact of market conditions on park space values.
     The retail segment reported losses for the three and six months ended June 28, 2008 versus the comparable periods of 2007, as gross profit was reduced due to lower sales, lower margins on sales of aged inventory and, in the first quarter of 2008, an inventory write-down of $1.8 million, primarily related to park spaces in southern California. Our SG&A costs in 2008 have declined only modestly versus the significant decrease in sales because of the fixed nature of most of our SG&A costs, excluding sales commissions and incentives. During the quarter, we closed two of our sales offices to reduce costs and will service the related inventory from other sales locations.
Restructuring Charges
     During the six months ended June 28, 2008, we incurred charges totaling $9.8 million from the closure of two U.S. manufacturing plants and the restructuring of the manufacturing segment that included the elimination of two regional offices. Restructuring charges in the six month period totaling $9.5 million consisted of fixed asset impairment charges of $7.0 million and severance costs of $2.5 million. Other plant closing charges in the period, which are included in cost of sales, consisted of $0.3 million for the write down of closed plant inventories. Of the total charges, $0.5 million of the severance costs are included in general corporate expenses and $9.3 million of the costs and charges are included in the results of the manufacturing segment.
     During the six months ended June 30, 2007, we incurred charges totaling $1.3 million from the closure of one U.S. manufacturing plant. Restructuring charges for the six months ended June 30, 2007 included severance costs of $0.9 million and a fixed asset impairment charge of $0.2 million. Other plant closing charges for the first six months of 2007, which are included in cost of sales, consisted of $0.2 million for the write down of closed plant inventories.
     During the six months ended June 28, 2008 we paid $2.0 million of accrued restructuring costs. As of June 28, 2008, accrued but unpaid restructuring costs totaled $1.4 million and consisted of severance costs totaling $1.2 million and warranty costs totaling $0.2 million.

General Corporate Expenses
     General corporate expense for the three and six months ended June 28, 2008 declined approximately $0.3 million and $1.0 million, respectively, as compared to the comparable periods of 2007 as a result of lower legal fees and financing costs, partially offset by increased professional fees.
Interest Income and Interest Expense
     For the three and six months ended June 28, 2008, interest expense was slightly higher than the comparable periods in 2007 as a result of higher debt balances but lower average interest rates resulting from the issuance of $180 million of 2.75% convertible debt in November 2007 and a net reduction of $65 million of debt with interest rates that averaged 7.8%.
     Interest income for the quarter ended June 28, 2008 was lower than in the comparable quarter of 2007 due to higher average invested cash balances being offset by lower interest rates. Interest income for the six months ended June 28, 2008 was higher than in 2007 due to higher average invested cash balances being only partially offset by lower interest rates.
Income Taxes
     The primary difference between the effective tax rate for the three and six months ended June 28, 2008 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 5.6% to provide income taxes for the periods, exclusive of discreet tax adjustments. The income tax benefit for the six months ended June 28, 2008 also included a first quarter adjustment for $0.6 million of tax expense from the excess of cumulative book expense over the tax deduction amount related to the vesting of stock compensation during the quarter. The annual estimated effective global tax rate was determined after consideration of the estimated annual pretax results, estimated permanent differences and the statutory tax rates for the countries and the various states and provinces in which we operate.
     The primary difference between the effective tax rate for the six months ended June 30, 2007 and the 35% U.S. federal statutory rate was due to the use of an annual estimated effective global tax rate of 19.2%, which resulted in an effective tax rate of 25.3% for the quarter ended June 30, 2007. The tax benefit for the six months ended June 30, 2007 also included a first quarter adjustment for a $0.5 million tax benefit from the settlement of a tax uncertainty during the period.
     As of December 29, 2007, we had available U.S. federal net operating loss carryforwards of approximately $233 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2027. Although we expect to generate sufficient U.S. pretax income in the future to utilize available NOL carryforwards, there can be no assurance that we will be able to do so. Additionally, the current U.S. economy and housing market present significant challenges to returning our U.S. operations to profitability. In the event that we incur additional U.S. pretax losses or insufficient U.S. pretax income during the remainder of 2008, in the absence of other favorable indicators, we will likely have to provide a valuation allowance for all or a portion of the U.S. deferred tax assets. The net U.S. deferred tax assets subject to potential impairment totaled approximately $150 million at June 28, 2008.
Liquidity and Capital Resources
     Unrestricted cash balances totaled $84.4 million at June 28, 2008. During the first six months of 2008, continuing operating activities used $12.2 million of net cash. During the six months ended June 28, 2008, accounts receivable and accounts payable increased $1.3 million and $4.4 million, respectively, primarily due to increased volume in the international segment partially offset by lower volumes in the manufacturing and retail segments, and inventories decreased by $8.7 million. Other current liabilities decreased $21.6 million during the period, including a net decrease in accrued volume rebates of $10.3 million. Other cash provided during the period included $1.2 million of property sales proceeds that resulted primarily from the sale of one idle plant and $2.5 million of insurance receipts related to the Henry, TN plant fire. During the period, $25.7 million of cash was used to pay down debt, primarily the $24 million note payable issued in the SRI acquisition. Other cash used during the period included $5.7 million for capital expenditures, $2.5 million of acquisition related payments and net cash of $7.0 million for the purchase of short-term investments.
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
     We have a senior secured credit agreement (the “Credit Agreement”) with various financial institutions under which the Sterling Term Loan and the Term Loan were issued. The Credit Agreement also provides us with a revolving line of credit in the amount of $40 million, a $60 million letter of credit facility and the right from time to time to borrow incremental uncommitted term loans of up to an additional $100 million, which may be denominated in U.S. dollars or pounds Sterling. The Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries. As of June 28, 2008, letters of credit issued under the facility totaled $55.7 million and there were no borrowings under the revolving line of credit. The maturity date for the revolving line of credit is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012.
     In June 2008, we elected to repay the $24.0 million (CAD) note issued in connection with the December 2007 acquisition of SRI ahead of the scheduled maturity date of January 5, 2009.
     The Credit Agreement requires principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.1 million for 2008 and approximately $1.8 million annually thereafter. The interest rate for borrowings under the Term Loan is currently a LIBOR based rate (2.38% at June 28, 2008) plus 3.25%. The interest rate for borrowings under the Sterling Term Loan is currently a U.K. LIBOR based rate (5.45% at June 28, 2008) plus 3.25%. The letter of credit facility is subject to a 3.35% annual fee and the unused portion of the line of credit facility is subject to an annual fee ranging from 0.50% to 0.75%.
     The Credit Agreement contains affirmative and negative covenants. The following table represents the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and minimum Fixed Charge Ratio that we are required to maintain under the Credit Agreement:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
Second quarter of 2008 - Third quarter of 2009	3.00:1	2.25:1	1.25:1
Fourth quarter of 2009 - Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 - Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 - Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1
     As of June 28, 2008, we were in compliance with all covenants. However, unless operating results improve, we may reduce our Senior Debt in order to maintain compliance with these covenants over the next several quarters. We believe that we will have adequate liquidity available for this purpose and do not anticipate any debt covenant compliance issues during the next four quarters.
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
     We expect to spend less than $8 million on capital expenditures during the remainder of 2008. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances to finance acquisitions of businesses or to repay indebtedness.
Contingent liabilities and obligations
     We had significant contingent liabilities and obligations at June 28, 2008, including surety bonds and letters of credit totaling approximately $65.6 million, reimbursement obligations by certain of our consolidated subsidiaries of approximately $2.5 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.

     We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of June 28, 2008 was approximately $190 million, without reduction for the resale value of the homes. As of June 28, 2008, our independent retailer with the largest contingent repurchase obligation had approximately $8.2 million of inventory subject to repurchase for up to 18 months from date of invoice. As of June 28, 2008, our next 24 largest independent retailers had an aggregate of approximately $39.2 million of inventory subject to repurchase for up to 18 months from date of invoice, with individual amounts ranging from approximately $0.3 million to $4.2 million per retailer. For the six months ended June 28, 2008, we paid $1.1 million and incurred a loss of $0.2 million for the repurchase of 20 homes. In the comparable period last year, we paid $0.3 million and incurred a de minimus loss for the repurchase of eight homes.
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
Summary of liquidity and capital resources
     At June 28, 2008, our unrestricted cash balances totaled $84.4 million and we had unused availability of $28.7 million under our revolving credit facility. Therefore, total cash available from these sources was approximately $113.1 million. We expect that our cash flow from operations for the next two years will be adequate to fund capital expenditures during that period as well as the approximately $23.4 million of scheduled debt and earn out payments due in 2008 and 2009, including the $13.3 million Caledonian earn out obligation and the remaining $6.7 million of Senior Notes due May 2009. Therefore, the level of cash availability is projected to be in excess of cash needed to operate our businesses for the next two years. We may use a portion of our cash balances to finance acquisitions of businesses or to repay indebtedness. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.
     At June 28, 2008, we also have short-term investments consisting of approximately $7.0 million of AAA-rated auction rate preferred securities (“ARPS”) issued by five different closed end funds. Until recently, liquidity for these ARPS was provided by weekly auctions at which the ARPS could be bought or sold, with fund sponsors using their own cash to reduce any imbalance in orders. Although $3.0 million of our ARPS were redeemed at par during the quarter ended June 28, 2008, these instruments are currently illiquid due to failed auctions resulting from the difficult conditions in the credit markets. We consider this situation to be temporary and the sponsoring funds are attempting to develop programs to allow investors to redeem their holdings of ARPS. Currently, we believe there is a limited secondary market for ARPS. We currently plan to hold the ARPS until the current situation is resolved and the securities can be redeemed.
Critical Accounting Policies
     For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2007. There have been no material changes to our critical accounting policies described in such Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 that delayed, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. Effective December 30, 2007, we adopted SFAS 157 for certain assets and liabilities which were not included in FSP FAS 157-2. The adoption of SFAS 157 had no significant impact on our financial position or results of operations for the three and six months ended June 28, 2008. For additional information regarding recurring and nonrecurring fair value measurements, see Note 10 to the financial statements.
     In February 2007, the Financial Accounting Standards Board issued Financial Accounting Standard Number 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our debt obligations under the Credit Agreement are currently subject to variable rates of interest based on both U.S. and U.K. LIBOR. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.4 million, assuming average related debt of $143.5 million, which was the amount of outstanding borrowings at June 28, 2008.
     Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.1 million, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at June 28, 2008.
     Our approach to interest rate risk is to balance our borrowings between fixed rate and variable rate debt. At June 28, 2008, we had $180 million of Convertible Notes and $6.7 million of Senior Notes at fixed rates and $156.0 million of Term Loans and industrial revenue bonds at variable rates.
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
     We borrowed £45 million in the U.S. to finance a portion of the Caledonian purchase price, which totaled approximately £62 million. This Sterling denominated borrowing was designated as an economic hedge of our net investment in the U.K. Therefore a significant portion of foreign exchange risk related to our Caledonian investment in the U.K. is offset. Repayment of any portion of this loan will result in realized foreign exchange transaction gains and losses based on the exchange rate at the time of repayment. We do not hedge our investment in the Canadian operations.
     We use intercompany loans between our U.S. and foreign subsidiaries to provide funds for acquisitions and other purposes. At June 28, 2008 the total of such intercompany loans was $ 93.2 million. Until these loans are repaid, foreign exchange transaction gains and losses will be reported in our statement of operations based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
Item 4. Controls and Procedures.
     As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended June 28, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. An enterprise resource planning system implementation at SRI commenced in the second quarter of 2008 but will likely not be completed for all three manufacturing plants until the second or third quarter of 2009. Management does not currently believe that this system implementation will adversely affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended December 29, 2007. There have been no material changes to our risk factors described in such Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
On May 7, 2008 the Registrant held its 2008 Annual Meeting of Shareholders at which the following matter was submitted to a vote of security holders with results as follows:
     Election of Directors

Nominee	Votes For	Votes Withheld
Robert W. Anestis	71,922,103	162,374
Eric S. Belsky	71,936,436	148,041
William C. Griffiths	71,924,172	160,305
Selwyn Isakow	71,354,163	730,314
Brian D. Jellison	71,361,024	723,453
G. Michael Lynch	71,299,554	784,923
Thomas A. Madden	70,159,107	1,925,370
Shirley D. Peterson	72,008,116	76,361

Item 6. Exhibits and Reports on Form 8-K.
(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated July 28, 2008, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

31.2	Certification of Chief Financial Officer dated July 28, 2008, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated July 28, 2008, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2008.

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

Dated: July 28, 2008