Form 10-Q
period 2008-09-27
CHAMPION ENTERPRISES INC
filed 2008-11-05
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended September 27, 2008
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
     77,786,706 shares of the registrant’s $1.00 par value Common Stock were outstanding as of October 30, 2008.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	$259,450	$357,698	$845,332	$947,855

Cost of sales	228,373	296,802	735,225	803,074

Gross margin	31,077	60,896	110,107	144,781

Selling, general and administrative expenses	32,635	40,082	104,953	112,608
Restructuring charges	—	—	9,471	1,121
Foreign currency transaction losses	76	—	1,851	—
Amortization of intangible assets	2,346	1,454	7,197	4,273

Operating (loss) income	(3,980)	19,360	(13,365)	26,779

Interest income	751	1,298	3,115	3,345
Interest expense	(4,848)	(5,151)	(15,174)	(14,961)

(Loss) income before income taxes	(8,077)	15,507	(25,424)	15,163

Income tax expense	153,444	2,582	153,231	2,019

Net (loss) income	$(161,521)	$12,925	$(178,655)	$13,144

Basic (loss) income per share	$(2.08)	$0.17	$(2.30)	$0.17

Weighted shares for basic EPS	77,794	77,062	77,668	76,804

Diluted (loss) income per share	$(2.08)	$0.17	$(2.30)	$0.17

Weighted shares for diluted EPS	77,794	77,848	77,668	77,616

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	September 27,	December 29,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$92,760	$135,408
Short-term investments	6,950	—
Accounts receivable, trade	71,537	89,646
Inventories	71,059	90,782
Deferred tax assets	654	29,746
Other current assets	7,166	14,827

Total current assets	250,126	360,409

Property, plant and equipment
Land and improvements	30,710	30,970
Buildings and improvements	118,812	129,002
Machinery and equipment	90,152	89,742

	239,674	249,714
Less-accumulated depreciation	133,889	132,730

	105,785	116,984

Goodwill	337,249	360,610
Amortizable intangible assets, net of accumulated amortization	81,473	72,541
Deferred tax assets	—	87,983
Other non-current assets	21,118	23,696

	$795,751	$1,022,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term portion of debt	$43,716	$25,884
Accounts payable	111,707	119,390
Accrued volume rebates	20,631	29,404
Accrued warranty obligations	23,223	29,246
Accrued compensation and payroll taxes	18,038	25,168
Accrued self-insurance	24,583	27,539
Other current liabilities	30,907	61,695

Total current liabilities	272,805	318,326

Long-term liabilities
Long-term debt	319,364	342,897
Deferred tax liabilities	37,852	7,065
Other long-term liabilities	33,868	34,089

	391,084	384,051

Contingent liabilities (Note 7)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 77,794 and 77,346 shares issued and outstanding, respectively	77,794	77,346
Capital in excess of par value	202,505	203,708
Accumulated other comprehensive income	6,581	15,155
Retained earnings (accumulated deficit)	(155,018)	23,637

Total shareholders’ equity	131,862	319,846

	$795,751	$1,022,223

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Nine Months Ended
	September 27,	September 29,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(178,655)	$13,144

Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:

Depreciation and amortization	17,540	15,036
Stock-based compensation	346	2,235
Change in deferred taxes	144,526	(4,420)
Fixed asset impairment charges	7,000	245
Insurance proceeds	5,791	—
Compensation portion of earn-out payment	(5,884)	—
Gain on disposal of fixed assets	(235)	(633)
Foreign currency transaction losses	1,851	—
Increase/decrease:
Accounts receivable	14,587	(53,107)
Inventories	19,861	20,979
Accounts payable	(2,649)	53,114
Accrued liabilities	(37,428)	(9,047)
Other, net	768	(2,407)

Net cash (used for) provided by operating activities	(12,581)	35,139

Cash flows from investing activities:
Proceeds on disposal of fixed assets	2,850	3,640
Purchase of short-term investments	(10,000)	—
Redemption of short-term investments	3,050	—
Additions to property, plant and equipment	(11,421)	(5,494)
Distributions from unconsolidated affiliates	—	884
Acquisitions and related payments	(8,892)	—

Net cash used for investing activities	(24,413)	(970)

Cash flows from financing activities:
Payments on debt	(27,107)	(1,577)
Proceeds from revolver debt	25,000	—
Decrease in restricted cash	—	15
Common stock issued, net	437	2,294

Net cash (used for) provided by financing activities	(1,670)	732

Cash provided by discontinued operations	93	285

Effect of exchange rate changes on cash and cash equivalents	(4,077)	5,888

Net (decrease) increase in cash and cash equivalents	(42,648)	41,074
Cash and cash equivalents at beginning of period	135,408	70,208

Cash and cash equivalents at end of period	$92,760	$111,282

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statement of Shareholders’ Equity
Unaudited Nine Months Ended September 27, 2008
(In thousands)

				Retained	Accumulated
			Capital in	earnings	other
	Common stock		excess of	(Accumulated	comprehensive
	Shares	Amount	par value	deficit)	income (loss)	Total

Balance at December 29, 2007	77,346	$77,346	$203,708	$23,637	$15,155	$319,846

Net loss	—	—	—	(178,655)	—	(178,655)
Stock compensation plans	448	448	(1,203)	—	—	(755)
Foreign currency translation adjustments	—	—	—	—	(12,872)	(12,872)
Net investment hedge, net of income taxes	—	—	—	—	4,298	4,298

Balance at September 27, 2008	77,794	$77,794	$202,505	$(155,018)	$6,581	$131,862

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – Summary of Significant Accounting Policies
     The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal recurring nature, except for the provision during the quarter ended September 27, 2008, of a valuation allowance for 100% of the Company’s U.S. deferred tax assets which resulted in recording income tax expense of $150.8 million. See additional discussion in Note 3. Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of December 29, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
     For a description of significant accounting policies used by Champion Enterprises, Inc. (“Champion” or “the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
     The Company operates in three segments. The North American manufacturing segment (the “manufacturing segment”) consists of 28 manufacturing facilities as of September 27, 2008 that primarily construct factory-built manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of five facilities currently operated by Caledonian Building Systems Limited (“Caledonian”) and a subsidiary in the United Kingdom, that manufacture steel-framed modular buildings for prisons, military accommodations, hotels, residential units and other commercial applications. The retail segment currently operates 14 retail sales offices that sell manufactured houses to consumers throughout California.
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

     ModularUK is not material to the Company. The following table presents unaudited proforma combined results as if the Company had acquired SRI on January 1, 2007, instead of the actual acquisition date of December 21, 2007:

	Three Months Ended	Nine Months Ended
	September 29,	September 29,
	2007	2007
	Unaudited	Unaudited
Net sales (in thousands)	$383,567	$1,022,427
Net income (in thousands)	15,333	19,331
Diluted income per share	$0.20	$0.25
     The proforma results include amortization of amortizable intangible assets acquired and valued in the SRI acquisition. The proforma results are not necessarily indicative of what actually would have occurred if the SRI acquisition had been completed as of the beginning of the periods presented nor are they necessarily indicative of future consolidated results. For more detail on the SRI acquisition, please refer to Note 2 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.
NOTE 3 – Income Taxes
     During the quarter ended September 27, 2008, the Company provided a valuation allowance for 100% of its U.S. deferred tax assets. SFAS No. 109 “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” SFAS No. 109 further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years,” and places considerably more weight on historical results and less weight on future projections. Although the Company had U.S. pretax income in 2005 and 2006 totaling approximately $71 million, it expects to have cumulative U.S. pretax losses exceeding $60 million for the years 2006 through 2008. Current conditions in the housing and credit markets and the general economy in the U.S. continue to present significant challenges to returning the Company’s U.S. operations to profitability. In the absence of specific favorable factors, application of SFAS No. 109 requires a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years. Accordingly, after consideration of these factors, the Company recorded a non-cash tax charge of approximately $150.8 million to provide a valuation allowance for 100% of its U.S. deferred tax assets.
     The tax provisions for the three and nine months ended September 27, 2008, also included foreign income tax expense of $2.6 million and $10.0 million, respectively related to the Company’s operations in Canada and the United Kingdom.
     During periods when the Company has a valuation allowance for 100% of its U.S. deferred tax assets, the Company’s income tax provisions will be comprised of income taxes on results of its foreign operations and no tax provision or benefit for its U.S. results except for state income taxes payable in cash and a deferred tax expense related to amortization of certain goodwill for tax purposes.
     The primary difference between the effective tax rate for the three and nine months ended September 29, 2007 and the 35% U.S. federal statutory rate related to the use of an annual estimated effective global tax rate of 18.8% and the inclusion of certain non-recurring items. The income tax provision for the three and nine months ended September 29, 2007, included a $0.6 million tax benefit for the effect on deferred tax liabilities of a UK income tax rate reduction that became effective April 1, 2008, and a $0.2 million tax expense for certain differences between the filed U.S. federal tax return and the U.S. tax provision for 2006. The income tax provision for the nine months ended September 29, 2007, also included a $0.5 million tax benefit from the settlement of a tax uncertainty during the period. As a result of these items, the effective income tax rates for the three and nine months ended September 29, 2007, were 16.7% and 13.3%, respectively. The annual estimated effective global tax rate for 2007, excluding effects of non-recurring items, was determined after consideration of both the estimated annual pretax results and the related statutory tax rates for the three countries and the various states in which the Company operates.
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
     Included in the balance sheet at September 27, 2008 and December 29, 2007 are tax accruals of approximately $0.5 million and $0.6 million, respectively, for uncertain tax positions, including $0.2 million of accrued interest and penalties. Realization of any of the related unrecognized tax benefits would result in recording a tax benefit. The Company classifies interest and penalties as a component of income tax expense.
NOTE 4 – Inventories, Long-Term Construction Contracts and Other Current Liabilities

     A summary of inventories by component is as follows:

	September 27,	December 29,
	2008	2007
	(In thousands)
New manufactured homes	$18,102	$20,235
Raw materials	32,084	38,725
Work-in-process	8,040	8,617
Other inventory	12,833	23,205

Total inventory	$71,059	$90,782

     Other inventory consists of payments made by the retail segment for rights to park spaces in manufactured housing communities and related improvements.
     Accounts receivable-trade at September 27, 2008 and December 29, 2007 included uncollected billings of $3.2 million and $22.4 million, respectively, and unbilled revenue of $32.6 million and $37.2 million, respectively, under long-term construction contracts of the Company’s international segment. Unbilled revenue at September 27, 2008 and December 29, 2007 includes retention amounts totaling $5.7 million and $2.8 million, respectively. Other current liabilities at September 27, 2008 and December 29, 2007 include cash receipts in excess of revenue recognized under these construction contacts of $5.7 million and $9.2 million, respectively and also includes customer deposits of $6.5 million and $9.7 million, respectively, primarily in the manufacturing segment.
NOTE 5 – Product Warranty
     The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. The non-current portion of warranty reserves were classified as other long-term liabilities in the condensed consolidated balance sheets. The following table summarizes the changes in accrued product warranty obligations during the nine months ended September 27, 2008 and September 29, 2007.

	Nine Months Ended
	September 27,	September 29,
	2008	2007
	(In thousands)
Reserves at beginning of period	$35,746	$36,923
Warranty expense provided	22,603	30,926
Reserve adjustment for closed plants	—	(600)
Cash warranty payments	(28,626)	(33,010)

Reserves at end of period	29,723	34,239
Less non-current portion	(6,500)	(6,500)

Total	$23,223	$27,739

NOTE 6 – Debt
     Long-term debt consisted of the following:

	September 27,	December 29,
	2008	2007
	(In thousands)
Convertible Senior Notes due 2037	$180,000	$180,000
Sterling Term Loan due 2012	80,946	88,386
Term Loan due 2012	55,750	55,750
Revolving line of credit	25,000	—
Obligations under industrial revenue bonds	12,430	12,430
7.625% Senior Notes due May 2009	6,716	6,716
Other debt	2,238	971

Total	363,080	344,253
Less: current portion of long-term debt	(43,716)	(1,356)

Long-term debt	$319,364	$342,897

     The Company has a senior secured credit agreement (the “Credit Agreement”) with various financial institutions under which the Sterling Term Loan and the Term Loan were issued. The Sterling Term Loan is denominated in pounds Sterling. The Credit Agreement also provides the Company with a revolving line of credit (“Revolver”) in the amount of $40 million and a $60 million letter of credit facility. During the quarter ended September 27, 2008, the Company borrowed $25.0 million on the Revolver. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company. As of September 27, 2008, letters of credit issued under the facility totaled $55.7 million. The maturity date for the revolving line of credit is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012. The Credit Agreement also contains affirmative and negative covenants requiring certain maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio, all as defined in the Credit Agreement.
     The interest rate for borrowings under the Term Loan was a LIBOR based rate of 2.47% at September 27, 2008 plus 3.25%. The interest rate for borrowings under the Sterling Term Loan was a U.K. LIBOR based rate of 5.36% at September 27, 2008 plus 3.25%. The interest rate for borrowings under the Revolver was a U.S. prime based rate of 5.00% at September 27, 2008 plus 2.25%. As of September 27, 2008, the letter of credit facility was subject to a 3.35% annual fee and the unused portion of the Revolver was subject to an annual fee of 0.75%.
     As of June 28, 2008, the Company was in compliance with all Credit Agreement covenants. However, as a result of deteriorating operating results throughout 2008, including the third quarter, the Company would not have been in compliance with certain of its debt covenants as of September 27, 2008. During October 2008, an amendment to the Credit Agreement (the “Amendment”) was completed. The Amendment covers the period from September 27, 2008 through January 2, 2010 (the Company’s 2009 fiscal year end) and provides for, among other things, changes to certain covenants in exchange for certain repayments and prepayments, as well as revised pricing.
     During the period covered by the Amendment, the maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio covenants have been eliminated in exchange for new covenants requiring minimum quarter-end liquidity and minimum twelve-month EBITDA. Pursuant to the Amendment, in October 2008 the Company repaid $10.0 million of the Revolver loan and prepaid $13.1 million and $10.4 million of borrowings under the Sterling Term Loan and the Term Loan, respectively. During the Amendment period, the interest rates for borrowings under the Sterling Term Loan, the Term Loan and the Revolver were increased to LIBOR plus 6.5%, with a LIBOR floor for the Term Loan of 3.25%. Interest of LIBOR plus 5.0% is payable in cash and payment of the remaining interest of 1.5% may be paid in kind (deferred and added to the respective loan balances). In addition, the Amendment revised the letter of credit facility annual fee to 6.6%, of which 1.5% may be paid in kind.
     The Amendment provides for interest rate reductions on all remaining borrowings under the Credit Agreement and a reduction of fees for the letter of credit facility if the Company makes additional term loan prepayments during the Amendment period. For aggregate prepayments between $10 and $20 million the interest rate will be reduced to LIBOR plus 5.5% (of which 0.5% percent may be paid in kind); for aggregate prepayments between $20 and $30 million the interest rate will be reduced to LIBOR plus 5.0%; and for aggregate prepayments of $30 million or more the interest rate will be reduced to LIBOR plus 4.5%. Those respective aggregate prepayments will result in reducing the letter of credit annual fee to 5.6%, 5.1% and 4.6%, respectively.
     The Amendment also reduced the letter of credit facility by $16.5 million by canceling approximately $4.3 million of unused capacity and moving approximately $12.2 million of outstanding undrawn letters of credit to the Revolver. As a result, while the total size of the Company’s Revolver remains at $40 million, its unused capacity now stands at approximately $12.8 million.
     The Amendment requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling $5.0 million for 2009. Thereafter the Credit Agreement requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.4 million annually.
     The following table summarizes the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and minimum Fixed Charge Ratio that the Company is required to maintain under the Credit Agreement for periods after January 2, 2010:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
First quarter of 2010 – Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 – Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 – Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1
     The following provides brief definitions of the Credit Agreement covenants: Liquidity is the Company’s total cash and cash equivalents plus availability under the Revolver. EBITDA is the Company’s consolidated earnings before net interest expense, income taxes, and depreciation and amortization expense, adjusted for various items pursuant to the provisions of the Credit

Agreement and amendments. The Senior Leverage Ratio is the ratio of Total Senior Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated EBITDA for the four-quarter period then ended. The Interest Coverage Ratio is the ratio of the Company’s consolidated EBITDA to its Cash Interest Expense (as defined) for the four-quarter period then ended. The Fixed Charge Ratio is the ratio of the Company’s consolidated EBITDA to its Fixed Charges (as defined) for the four-quarter period then ended.
     The Amendment eliminated financial covenants for the quarter ended September 27, 2008 and provided revised financial covenants for the five quarter period ending January 2, 2010. Management believes the financial covenants contained in the Amendment are reasonably attainable. However, in light of current market conditions and absent further unscheduled reductions of indebtedness under the Credit Agreement, it is possible that the Company will not be in compliance with the pre-Amendment financial covenants which take effect as of the end of the first quarter of our 2010 fiscal year. Further, if current credit market conditions were to persist throughout 2009, there can be no assurance that the Company will be able to refinance all or a sufficient portion of this indebtedness.
     While the Company will explore asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness. In this event, there can be no assurance that a majority of the lenders that are party to the Credit Agreement will consent to a further amendment of the Credit Agreement.
     On November 2, 2007, the Company issued $180 million of 2.75% Convertible Senior Notes due 2037 (the “Convertible Notes”). Interest on the Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The Convertible Notes are convertible into approximately 47.7 shares of the Company’s common stock per $1,000 of principal. The conversion rate can exceed 47.7 shares per $1,000 of principal when the closing price of the Company’s common stock exceeds approximately $20.97 per share for one or more days in the 20 consecutive trading day period beginning on the second trading day after the conversion date. Holders of the Convertible Notes may require the Company to repurchase the Notes if the Company is involved in certain types of corporate transactions or other events constituting a fundamental change and have the right to require the Company to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. The Company has the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012.
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
     At September 27, 2008, short-term portion of debt consisted of the $23.5 million pay down on the term loans and $10.0 million pay down on the Revolver in October 2008 pursuant to the Amendment; Senior Notes due May 2009 totaling $6.7 million; quarterly installment payments totaling $3.0 million due within one year on the term loans; and payments totaling $0.5 million due within one year on other debt.
     Each of the Company’s primary debt instruments contain cross default provisions whereby a default under one instrument, if not cured or waived by the lenders, could cause a default under its other debt instruments.
NOTE 7 – Contingent Liabilities
     As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the homes from the lender. The contingent repurchase obligation at September 27, 2008 was estimated to be approximately $165 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates that will not be paid. Losses incurred on homes repurchased totaled approximately $0.3 million for the nine months ended September 27, 2008 and less than $0.1 million for the nine months ended September 29, 2007.
     At September 27, 2008, the Company was contingently obligated for approximately $55.7 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $10.1 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the condensed consolidated balance sheet.
     At September 27, 2008, certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates. These obligations are related to indebtedness of certain manufactured housing community developments which are collateralized by the properties.

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
NOTE 8 – Earnings Per Share, Stock Options and Stock-Based Incentive Plans
     During the three and nine months ended September 27, 2008, the Company’s potentially dilutive securities consisted of convertible debt and outstanding stock options and awards. For the same periods in 2007, the Company’s potentially dilutive securities consisted of outstanding stock options and awards. Potentially dilutive securities were excluded from the computation of diluted earnings per share (“EPS”) for the three and nine month periods ended September 27, 2008 as the effect would have been anti-dilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
		(In thousands)
Numerator:
(Loss) income available to common shareholders for basic and diluted EPS	$(161,521)	$12,925	$(178,655)	$13,144

Denominator:
Shares for basic EPS—weighted average shares outstanding	77,794	77,062	77,668	76,804
Plus dilutive securities:
Stock options and awards	—	786	—	812

Shares for diluted EPS	77,794	77,848	77,668	77,616

     The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees, directors and others. No stock options have been granted since 2004. Awards of performance shares and restricted stock are accounted for by valuing shares expected to vest at grant date market value. The fair value of stock options has been determined by using the Black-Scholes option-pricing model. Stock-based compensation costs totaled approximately $0.3 million for the nine months ended September 27, 2008 and $0.7 million and $2.2 million for the three and nine months ended September 29, 2007, respectively, and are included in general and administrative expenses. For the quarter ended September 27, 2008, stock-based compensation costs were a credit of $0.5 million.
     The following table summarizes the quarterly changes in outstanding stock options during the nine months ended September 27, 2008:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)
Outstanding at December 29, 2007	668	$10.81
Exercised	(8)	8.43	$4
Forfeited	(1)	8.43
Expired	(37)	15.05

Outstanding at March 29, 2008	622	$10.59
Exercised	(150)	2.48	$1,173
Forfeited	(36)	24.56
Expired	(4)	25.00

Outstanding at June 28, 2008 and September 27, 2008	432	$12.11	$—

     Cash in the amount of approximately $0.4 million and $2.3 million was received from the exercise of stock options during the nine months ended September 27, 2008 and September 29, 2007, respectively. No tax benefits were recognized in the financial statements from these stock option exercises due to the Company’s net operating loss carryforwards.

     The following table summarizes the quarterly changes in outstanding performance awards and restricted stock awards during the nine months ended September 27, 2008:

Number
of shares
(In thousands)
Outstanding at December 29, 2007	1,448
Granted	1,015
Vested	(425)
Forfeited	(198)

Outstanding at March 29, 2008	1,840
Granted	59
Vested	(30)
Forfeited	(25)

Outstanding at June 28, 2008	1,844
Forfeited	(5)

Outstanding at September 27, 2008	1,839

Summary of outstanding awards at September 27, 2008
Performance shares	1,693
Restricted stock awards	146

1,839

     Performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2006 through 2008, 2007 through 2009 and 2008 through 2010. For the nine months ended September 27, 2008, a total of 425,000 performance shares vested pursuant to the attainment of 100% of the three-year target for 2005 through 2007, of which 298,826 shares were issued, net of shares withheld for the payment of participants’ taxes and 29,575 other stock awards vested. In addition, during the first nine months of 2008, a total of 390,000 performance shares were granted for the 2008 through 2010 three-year program.
     During the first nine months of 2008, a total of 610,000 performance-based restricted shares were granted with a 2008 through 2012 five-year performance period. Such restricted shares may be earned after three, four or five years only if certain threshold targets are first attained and then based on the degree to which the performance targets are attained. Earned shares will vest over two years from the date earned. Restricted stock awards totaling 28,000 shares remain from an issuance in November 2004 and vest 50% per year in 2008 and 2009. During February 2008, a restricted stock award of 15,000 shares was granted and vests one year after grant date. Vesting of these grants of restricted shares is subject to continued employment with the Company. Additionally, there remains 43,621 restricted shares issued as part of annual grants to Directors that vest in November 2008 and May 2009, subject to continued service as a Company Director, and deferred stock awards of 58,950 shares that will be issued upon the Director’s retirement or other events.

NOTE 9 – Segment Information
     The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them primarily based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses. Reconciliations of segment sales to consolidated net sales and segment income (loss) to consolidated (loss) income before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
		(In thousands)
Net sales:
Manufacturing segment	$195,062	$260,379	$587,820	$717,994
International segment	56,876	85,286	237,755	188,704
Retail segment	10,612	18,233	29,057	57,657
Less: intercompany	(3,100)	(6,200)	(9,300)	(16,500)

Consolidated net sales	$259,450	$357,698	$845,332	$947,855

(Loss) income before income taxes:
Manufacturing segment income	$8,753	$20,228	$13,325	$37,541
International segment income	2,673	6,362	14,951	13,944
Retail segment (loss) income	(7,184)	689	(10,991)	2,227
General corporate expenses	(6,100)	(6,665)	(21,802)	(23,360)
Amortization of intangible assets	(2,346)	(1,454)	(7,197)	(4,273)
Foreign currency transaction losses	(76)	—	(1,851)	—
Interest expense, net	(4,097)	(3,853)	(12,059)	(11,616)
Intercompany profit eliminations	300	200	200	700

(Loss) income before income taxes	$(8,077)	$15,507	$(25,424)	$15,163

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
     The Company’s only financial assets or liabilities measured at fair value as of September 27, 2008, were its investments in auction rate preferred securities that were classified as short-term investments. At September 27, 2008, these investments were carried at par value, which was deemed to be fair value. These investments were sold at par value in October 2008.
NOTE 11 – Restructuring Charges
     During the nine months ended September 27, 2008, charges totaling $9.8 million were incurred primarily in connection with the Company’s decision to close a manufacturing facility in Oregon, close the final of four plants at an Indiana complex where the other three plants had been previously idled and reduce the number of North American regional offices from four to two. The operations at the closed Indiana plant have been consolidated at the Company’s other Indiana homebuilding complex. Total 2008 restructuring charges consisted of severance costs of $2.5 million and fixed asset impairment charges of $7.0 million. An inventory write-down of $0.3 million was included in cost of sales. During the nine months ended September 29, 2007, charges totaling $1.3 million were recorded in connection with the closure of a manufacturing plant in Pennsylvania. Total 2007 restructuring charges consisted of severance costs of $0.9 million and a fixed asset impairment charge of $0.2 million. An inventory write-down of $0.2 million was included in cost of sales.
     Severance costs in the nine month period ended September 27, 2008 included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees, consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations. Severance costs in the nine month period ended September 29, 2007 were related to the termination of substantially all 160 employees at the closed plant in Pennsylvania and included payments required under the Worker Adjustment and Retraining Notification Act.

     The following table provides information regarding current year activity for restructuring reserves established in previous and current periods relating primarily to closures of manufacturing plants.

Nine Months Ended
September 27,
2008
(In thousands)
Balance at beginning of year	$942

Additions:
Severance	2,471

Cash payments:
Warranty	(306)
Severance	(2,076)

Balance September 27, 2008	$1,031

Period end balance comprised of:
Warranty costs	$194
Severance	837

$1,031

     The majority of warranty costs are expected to be paid over a three-year period after the related closures. Severance costs are generally paid within one year of the related closures or termination of employment.
     During the quarter and nine months ended September 27, 2008, due to falling home prices, and competitive conditions in California, the retail segment recorded write-downs totaling $6.0 million and $7.8 million, respectively, for its inventories of park spaces and homes.
     In response to challenging market conditions, in October 2008, the Company reduced its corporate office headcount by 45 positions and decided to curtail or eliminate various marketing and information technology projects and other expenditures. During the fourth quarter of 2008, the Company will record severance charges of approximately $1.2 million relating to this restructuring.
NOTE 12 – Total Comprehensive (Loss) Income
     Total comprehensive (loss) income for the three and nine months ended September 27, 2008 and September 29, 2007 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
Net (loss) income	$(161,521)	$12,925	$(178,655)	$13,144
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,161)	4,124	(12,872)	8,268
Net investment hedge, net of income taxes	4,047	(791)	4,298	(1,551)

Total comprehensive (loss) income	$(168,635)	$16,258	$(187,229)	$19,861

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three and nine Months Ended September 27, 2008
versus the Three and nine Months Ended September 29, 2007
Overview
     We are a leading producer of factory-built housing in the United States and Canada. As of September 27, 2008, our North American manufacturing segment (the “manufacturing segment”) consisted of 28 homebuilding facilities in 14 states and three provinces in western Canada. Our homes were sold through approximately 2,000 independent sales centers, builders and developers across the U.S. and western Canada and also through our retail segment that operates 14 sales offices in California. We are also a leading producer in the United Kingdom of steel-framed modular buildings for use as prisons, military accommodations, hotels, residential units and other commercial applications. As of September 27, 2008, our international segment operated five manufacturing facilities in the United Kingdom.
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
     Adverse conditions have existed in the manufactured housing industry in the U.S. for several years and in the broader housing market since 2006, including limited availability of consumer financing, excess inventories of new and pre-owned homes, increasing foreclosure rates and pressure on selling prices. Our manufacturing and retail segments continue to be affected by these challenging conditions in the U.S. Since the beginning of 2006 we have closed ten U.S. manufacturing plants, including two plants in 2008, and reduced headcount at most of our operating plants in the U.S. Since the beginning of 2007 our retail operations in California have closed or consolidated four sales centers and reduced inventories by approximately 19%, excluding the effects of inventory write downs. During the third quarter of 2008 conditions in the housing and financial markets worsened and negatively impacted the overall economy in the U.S. and elsewhere. These conditions led to lower sales throughout our U.S. operations for the three and nine months ended September 27, 2008. As a result of falling home prices and competitive conditions in the California housing market, in 2008 we wrote down our retail inventories of park spaces and homes by $7.8 million, including $6.0 million in the quarter ended September 27, 2008. In October 2008, we also reduced our corporate office headcount by 45 positions and decided to curtail or eliminate various marketing and information technology projects and other expenditures, resulting in projected annualized cost savings of approximately $10 million.
     During the third quarter of 2008, our manufacturing segment operations in Canada increased unit sales by 41% compared to the same period in 2007, primarily from the inclusion of SRI in 2008 results. However, our Canadian unit sales slowed as compared to the second quarter of 2008, primarily as a result of inventory reductions at retailer locations as credit costs have increased. Our U.S. manufacturing plants operated at only 45% of capacity during the quarter compared to 58% in the third quarter of 2007. During the quarter ended September 27, 2008, we temporarily reopened a plant in Topeka, IN to fill the seasonal backlog in the Midwest. Also during the third quarter of 2008 we began operations in a leased manufacturing facility in Dresden, TN as a temporary replacement for our Henry, TN plant that was destroyed by fire during the first quarter of 2008.
     Consolidated net sales for the quarter ended September 27, 2008 decreased 27% from the comparable period of 2007 due to lower sales volumes in each of our segments, despite the inclusion of SRI in results for 2008. During the third quarter of 2008, non-U.S. revenues represented approximately 40% of our total sales compared to 33% for the same period of 2007. Operating income for the quarter ended September 27, 2008, declined 121% from the comparable period of 2007 as a result of lower U.S. sales at the manufacturing segment, lower sales at the international and retail segments, and the $6.0 million inventory write down at the retail segment.

     Consolidated net sales for the nine months ended September 27, 2008 were $102.5 million or 11% lower than in the comparable period of 2007, due to lower sales in the manufacturing and retail segments, despite the inclusion of SRI. Partially offsetting these decreases was an increase in sales in the international segment. During the nine months ended September 27, 2008, non-U.S. revenues represented approximately 46% of our total sales compared to 29% for the same period of 2007. Operating income for the nine months ended September 27, 2008 declined 150% from the comparable period of 2007, primarily as a result of lower sales at the manufacturing and retail segments, charges of $9.8 million primarily from the closure of two manufacturing segment plants, and write-downs totaling $7.8 million for retail segment inventories. Results for the comparable period of 2007 included charges of $1.3 million for the closure of one manufacturing segment plant.
     During the quarter ended September 27, 2008, we provided a valuation allowance for 100% of our U.S. deferred tax assets, resulting in a non-cash tax charge of approximately $150.8 million. See additional discussion in “Income Taxes” in this Item 2.
     We continue to focus on matching our U.S. manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.
Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$195,062	$260,379	(25%)	$587,820	$717,994	(18%)
International segment	56,876	85,286	(33%)	237,755	188,704	26%
Retail segment	10,612	18,233	(42%)	29,057	57,657	(50%)
Less: intercompany	(3,100)	(6,200)	(50%)	(9,300)	(16,500)	(44%)

Total net sales	$259,450	$357,698	(27%)	$845,332	$947,855	(11%)

Gross margin	$31,077	$60,896	(49%)	$110,107	$144,781	(24%)
Selling, general and administrative expenses (“SG&A”)	32,635	40,082	(19%)	104,953	112,608	(7%)
Restructuring charges	—	—	—	9,471	1,121	745%
Foreign currency transaction losses	76	—	—	1,851	—	—
Amortization of intangible assets	2,346	1,454	61%	7,197	4,273	68%

Operating (loss) income	(3,980)	19,360	(121%)	(13,365)	26,779	(150%)
Interest expense, net	4,097	3,853	6%	12,059	11,616	4%

(Loss) income before income taxes	$(8,077)	$15,507	(152%)	$(25,424)	$15,163	(268%)

As a percent of net sales
Gross margin	12.0%	17.0%		13.0%	15.3%
SG&A	12.6%	11.2%		12.4%	11.9%
Operating (loss) income	(1.5%)	5.4%		(1.6%)	2.8%
(Loss) income before income taxes	(3.1%)	4.3%		(3.0%)	1.6%
     Consolidated net sales for the three and nine months ended September 27, 2008 decreased $98.2 million and $102.5 million, respectively, from the comparable periods of 2007 primarily due to lower manufacturing and retail segment sales in the U.S., partially offset by higher sales from the Canadian operations of our manufacturing segment, which includes SRI in the 2008 periods. In addition, our international segment had lower sales in the third quarter of 2008 versus the third quarter of 2007 while its year to date sales were higher in 2008 than in 2007.
     Gross margin for the three months ended September 27, 2008 decreased $29.8 million from the comparable period of 2007 primarily due to lower U.S. sales in the manufacturing segment, lower sales in the international and retail segments and the $6.0 million inventory write-down in the retail segment. Partially offsetting these decreases was gross margin from higher manufacturing segment sales in Canada, primarily from the inclusion of SRI. SG&A for the three months ended September 27, 2008 decreased by $7.4 million from the comparable period of 2007 primarily due to decreased sales and fewer plants in operation in the manufacturing segment’s U.S. operations and lower sales in the international and retail segments, partially offset by SG&A from the inclusion of SRI.

     Gross margin for the nine months ended September 27, 2008 decreased $34.7 million from the comparable period of 2007 primarily as a result of lower U.S. sales in the manufacturing segment, lower retail segment sales and the $7.8 million write-down of inventory in the retail segment. Partially offsetting these decreases were increased gross margin due to higher sales in the international segment and higher manufacturing segment sales in Canada, primarily from the inclusion of SRI. SG&A for the nine months ended September 27, 2008 decreased $7.7 million from the comparable period of 2007, due to lower SG&A at the manufacturing segment’s U.S. operations resulting from decreased sales and fewer plants in operation, and lower retail segment SG&A resulting from lower sales. These SG&A reductions were partially offset by the inclusion of SG&A at SRI and higher SG&A at the international segment, primarily due to a 26% increase in sales.
     Restructuring charges are discussed below in the section titled “Restructuring Charges”. Interest expense, net is discussed below in the section titled “Interest Income and Interest Expense”.
     Foreign currency transaction gains and losses are related to intercompany loans between certain of our U.S. and foreign subsidiaries that are expected to be repaid. The foreign currency transaction gains and losses are due to fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
     Amortization expense for the three and nine months ended September 27, 2008 increased over expense in the comparable periods of 2007 due to amortization expense related to intangible assets from the SRI acquisition.
     The inclusion of SRI’s results in the three and nine months ended September 27, 2008 contributed sales and operating income to our consolidated results for the periods. On a proforma basis, assuming we had owned SRI as of the beginning of 2007, consolidated net sales for the three and nine months ended September 29, 2007, would have been $383.6 million and $1,022.4 million, respectively, while operating income for the same periods would have been $24.4 million and $40.5 million, respectively.
Manufacturing Segment
     We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
Manufacturing segment net sales (in thousands)	$195,062	$260,379	(25%)	$587,820	$717,994	(18%)
Manufacturing segment income (in thousands)	8,753	20,228	(57%)	13,325	37,541	(65%)

Manufacturing segment margin %	4.5%	7.8%		2.3%	5.2%

Homes and units sold:
HUD code homes	1,730	2,808	(38%)	4,988	7,720	(35%)
Modular homes and units	684	980	(30%)	2,005	2,749	(27%)
Canadian homes	621	441	41%	1,918	1,215	58%
Other units	31	29	7%	130	51	155%

Total homes and units sold	3,066	4,258	(28%)	9,041	11,735	(23%)

Floors sold	5,414	8,073	(33%)	16,051	22,536	(29%)

Multi-section mix	69%	77%		68%	78%

Average unit selling price, excluding delivery	$55,500	$54,800	1%	$56,600	$55,000	3%
Manufacturing facilities at end of period				28	28
     Manufacturing segment net sales for the quarter and nine months ended September 27, 2008 decreased $65.3 million and $130.2 million, respectively, from the same periods of 2007 due to six plant closures in the U.S. since the beginning of 2007, the loss of our Henry, TN plant from a fire in February 2008 and lower sales at the same plants operated a year ago. During the three and nine month periods of 2008, sales at our U.S. manufacturing plants declined 38% and 34%, respectively, from sales in the comparable periods of 2007. Partially offsetting these decreases was the inclusion in 2008 of sales from SRI. Difficult U.S. housing market conditions continued during the first nine months of 2008 and resulted in low levels of unfilled production orders and lower sales volumes at most of our plants. Average manufacturing selling prices increased in 2008 as compared to 2007 as a result of product mix, including increased sales, on a percentage basis, of higher priced Canadian homes. In July 2008 a plant was temporarily reopened in Topeka, IN to fill the large seasonal backlog in the Midwest. This plant was idled again at the end of October 2008. In August 2008 we commenced operations in a leased facility in Dresden, TN as a temporary replacement for the Henry, TN plant that was lost to a fire in February 2008.
     Manufacturing segment income for the quarter ended September 27, 2008 decreased $11.5 million from the comparable period of 2007 primarily from lower sales at our U.S. plants, partially offset by the inclusion of income from SRI and cost reduction initiatives at the same plants operated a year ago. Market conditions during the quarter resulted in low levels of unfilled orders at most of our plants and production inefficiencies caused by under utilized factory capacity. Our plants operated at 47% of capacity for the third quarter of 2008 compared to 60% a year ago.
     Manufacturing segment income for the nine months ended September 27, 2008 decreased $24.2 million from the comparable period of 2007, primarily from lower sales at our U.S. plants and charges totaling $9.3 million in the first quarter of 2008 resulting from the announced closure of two manufacturing facilities and two regional offices. Partially offsetting these decreases are the inclusion of income from SRI and cost reduction initiatives at the same plants operated a year ago. Market conditions during the period resulted in low levels of unfilled orders at most of our plants and production inefficiencies caused by under utilized factory capacity. Our plants operated at 45% of capacity for the first nine months of 2008 compared to 55% for the same period a year ago. Results for the nine months ended September 29, 2007 included the closure of two plants in the first quarter of 2007, one of which resulted in the recording of charges of $1.3 million. Partially offsetting the 2007 plant closing charges was a net gain of $0.6 million, primarily from the sale of one idle plant.
     The plant closures announced in the first quarter of 2008 included one in Oregon and one in Indiana. Operations at the closed Indiana plant have been consolidated at our other Indiana homebuilding complex. The Indiana closure was the final of four plants at a complex where the other three plants had been previously idled. Charges for the plant closures in the first quarter of 2008 totaling $9.3 million consisted of fixed asset impairment charges of $7.0 million, severance costs totaling $2.0 million and an inventory write-down of $0.3 million. Severance costs included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations. During the nine months ended September 29, 2007 we closed one plant in Pennsylvania which resulted in severance costs totaling $0.9 million, a fixed asset impairment charge of $0.2 million and an inventory write-down of $0.2 million. Severance costs are related to the termination of substantially all 160 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act.
     Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at September 27, 2008 totaled approximately $40 million for the 28 plants in operation compared to $42 million at June 28, 2008 for the 26 plants in operation and $64 million at September 29, 2007 for the 28 plants in operation. Current unfilled orders are concentrated at eight manufacturing locations. The majority of our other plants are currently operating with one week or less of unfilled orders.
     The inclusion of SRI’s results in the quarter and nine months ended September 27, 2008 contributed sales and segment income to our manufacturing segment results. On a proforma basis, assuming we had owned SRI as of the beginning of 2007, manufacturing net sales and segment income for the quarter ended September 29, 2007, would have been $286.2 million and $26.2 million, respectively, and manufacturing net sales and segment income for the nine months ended September 29, 2007, would have been $792.6 million and $53.9 million, respectively.
International Segment
     We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
	(Dollars in thousands)
International segment net sales	$56,876	$85,286	(33%)	$237,755	$188,704	26%
International segment income	$2,673	$6,362	(58%)	$14,951	$13,944	7%
International segment margin %	4.7%	7.5%		6.3%	7.4%

     International segment net sales for the quarter ended September 27, 2008 decreased from the comparable quarter of 2007 due to reduced factory and site work revenues primarily in the custodial (prison) sector due to the stage of completion of various projects. Partially offsetting this decrease in sales was revenue from ModularUK which was acquired on February 29, 2008. In the quarter, approximately 62% of revenue was derived from custodial and military accommodations projects and site-work revenue accounted for approximately 56% of total international segment revenue. Segment income for the quarter ended September 27, 2008 was lower than for the comparable quarter of 2007 as lower 2008 sales caused lower gross margin, partially offset by lower SG&A.
     International segment net sales for the nine months ended September 27, 2008 increased over the comparable period of 2007 due to increases in revenues from prison and residential projects, and revenues from ModularUK. In the 2008 nine month period, approximately 69% of revenue was derived from prison and military accommodations projects. The sales increase was due to increases in both factory and site-work revenue. Segment income for the nine months ended September 27, 2008, increased over the comparable period of 2007 due to higher gross margin from significantly higher sales, partially offset by investments in SG&A to support and grow the business.
     Segment margins in the 2008 periods, as a percent of sales, were impacted by SG&A that was proportionally higher due to staff added to support and grow the business, particularly in the healthcare and education markets in which ModularUK specializes.
     In connection with the acquisition of ModularUK, we entered into a lease agreement for three additional buildings near Driffield, East Yorkshire, which is approximately 60 miles from Caledonian’s existing operations. These facilities are now being used by Modular UK and will also provide approximately 25% additional manufacturing capacity for Caledonian. ModularUK relocated its operations to Driffield during the third quarter.
     Firm contracts and orders pending contracts under framework agreements totaled approximately $235 million at the end of the quarter, sufficient to secure production levels into 2009. Approximately 27% of these orders are scheduled to be built after 2009. However, it is not currently known the extent to which current financial and economic conditions will affect the availability of public and private funding which could result in the delay or cancellation of current or pending contracts.
Retail Segment
     We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended			Nine Months Ended
	September 27,	September 29,	%	September 27,	September 29,	%
	2008	2007	Change	2008	2007	Change
Retail segment net sales (in thousands)	$10,612	$18,233	(42%)	$29,057	$57,657	(50%)
Retail segment (loss) income (in thousands)	$(7,184)	$689	(1143%)	$(10,991)	$2,227	(594%)
Retail segment margin %	(67.7%)	3.8%		(37.8%)	3.9%

New homes sold	60	100	(40%)	168	295	(43%)

% Champion produced new homes sold	92%	84%		90%	87%
New home multi-section mix	93%	99%		96%	99%

Average new home retail price	$165,900	$179,600	(8%)	$166,900	$190,900	(13%)

Sales centers at end of period				14	16
     Retail sales for the three and nine months ended September 27, 2008 decreased versus the comparable periods of 2007 primarily due to continuing difficult housing market conditions in California which resulted both in selling fewer homes and in sales at a lower average selling price per home. Additionally, a company that provided financing to a significant number of buyers of our homes in California ceased operations at the beginning of the second quarter. As a result, our retail operations and its customers have been unable to find suitable financing for many potential transactions. We are working to find other local and national lenders to finance our retail sales. In the three and nine month periods of 2008, the average home selling price declined due to product mix, liquidation of aged inventory, the impact of market conditions on park space values and financing limitations.
     The retail segment reported losses for the three and nine months ended September 27, 2008 versus the comparable periods of 2007, due to lower gross profit on lower sales and lower margins on sales of aged inventory. Additionally, during the nine month period of 2008, due to falling home prices and competitive conditions in California we recorded write-downs totaling $7.8 million, including $6.0 million in the third quarter of 2008, related to inventories of park spaces and homes. SG&A costs in 2008 have declined proportionally less than the significant decrease in sales because of the fixed nature of most of the SG&A costs. During the nine months ended September 27, 2008, we closed three sales offices to reduce costs and will service the related inventory from other sales locations.

Restructuring Charges
     During the nine months ended September 27, 2008, we incurred charges totaling $9.8 million from the closure of two U.S. manufacturing plants and the restructuring of the manufacturing segment that included the elimination of two regional offices. Restructuring charges in the nine month period totaling $9.5 million consisted of fixed asset impairment charges of $7.0 million and severance costs of $2.5 million. Other plant closing charges in the period, which are included in cost of sales, consisted of $0.3 million for the write down of closed plant inventories. Of the total charges, $0.5 million of the severance costs are included in general corporate expenses and $9.3 million of the costs and charges are included in the results of the manufacturing segment.
     During the nine months ended September 29, 2007, we incurred charges totaling $1.3 million from the closure of one U.S. manufacturing plant. Restructuring charges for the nine months ended September 29, 2007 included severance costs of $0.9 million and a fixed asset impairment charge of $0.2 million. Other plant closing charges for the first nine months of 2007, which are included in cost of sales, consisted of $0.2 million for the write down of closed plant inventories.
     During the nine months ended September 27, 2008 we paid $2.4 million of accrued restructuring costs. As of September 27, 2008, accrued but unpaid restructuring costs totaled $1.0 million and consisted of severance costs totaling $0.8 million and warranty costs totaling $0.2 million.
     In October 2008, we reduced our corporate office headcount by 45 positions and decided to curtail or eliminate various marketing and information technology projects and other expenditures, resulting in projected annualized cost savings of approximately $10 million. During the fourth quarter of 2008, we will record severance charges of approximately $1.2 million relating to this restructuring.
General Corporate Expenses
     General corporate expense for the three months ended September 27, 2008 declined approximately $0.6 million versus the comparable period of 2007 as a result of lower incentive and stock based compensation costs, partially offset by higher legal costs. General corporate expense for the nine months ended September 27, 2008 declined approximately $1.6 million as compared to the similar period of 2007 as a result of lower incentive and stock based compensation costs and lower financing costs, partially offset by increased professional fees.
Interest Income and Interest Expense
     For the three months ended September 27, 2008, interest expense was slightly lower than the comparable period in 2007 as a result of higher debt balances but lower interest rates. For the nine months ended September 27, 2008, interest expense was slightly higher than the comparable period in 2007 as a result of higher debt balances but lower average interest rates resulting from the issuance of $180 million of 2.75% convertible debt in November 2007 and a net reduction of $65 million of debt with interest rates that averaged 7.8%. Interest expense in the nine month period of 2008 also included interest on the $24.0 (CAD) note issued in connection with our SRI acquisition and that was paid off in June 2008.
     Interest income for the three months ended September 27, 2008 was lower than in the comparable quarter of 2007 due to lower average invested cash balances and lower interest rates. Interest income for the nine months ended September 27, 2008 was lower than in the comparable period of 2007 due to higher average invested cash balances but lower interest rates.
Income Taxes
     During the quarter ended September 27, 2008, we provided a valuation allowance for 100% of our U.S. deferred tax assets. SFAS No. 109 “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” SFAS No. 109 further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years,” and places considerably more weight on historical results and less weight on future projections. Although we had U.S. pretax income in 2005 and 2006 totaling approximately $71 million, we expect to have cumulative U.S. pretax losses exceeding $60 million for the years 2006 through 2008. Current conditions in the housing and credit markets and the general economy in the U.S. continue to present significant challenges to returning our U.S. operations to profitability. In the absence of specific favorable factors, application of SFAS No. 109 requires a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years. Accordingly, after consideration of these factors, we recorded a non-cash tax charge of approximately $150.8 million to provide a valuation allowance for 100% of our U.S. deferred tax assets.
     The tax provisions for the three and nine months ended September 27, 2008, also included foreign income tax expense of $2.6 million and $10.0 million, respectively related to the our operations in Canada and the United Kingdom.

     During periods when we have a valuation allowance for 100% of our U.S. deferred tax assets, our income tax provisions will be comprised of income taxes on results of our foreign operations and no tax provision or benefit for our U.S. results except for state income taxes payable in cash and a deferred tax expense related to amortization of certain goodwill for tax purposes.
     The primary difference between the effective tax rate for the three and nine months ended September 29, 2007 and the 35% U.S. federal statutory rate related to the use of an annual estimated effective global tax rate of 18.8% and the inclusion of certain non-recurring items. The income tax provision for the three months ended September 29, 2007, included a $0.6 million tax benefit for the effect on deferred tax liabilities of a UK income tax rate reduction that became effective April 1, 2008, and a $0.2 million tax expense for certain differences between the filed U.S. federal tax return and the U.S. tax provision for 2006. The income tax provision for the nine months ended September 29, 2007, included a $0.5 million tax benefit from the settlement of a tax uncertainty during the period. As a result of these items, the effective income tax rates for the three and nine months ended September 29, 2007, were 16.7% and 13.3%, respectively. The annual estimated effective global tax rate for 2007, excluding effects of non-recurring items, was determined after consideration of both the estimated annual pretax results and the related statutory tax rates for the three countries and the various states in which the Company operates.
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
Liquidity and Capital Resources
     At September 27, 2008, unrestricted cash balances totaled $92.8 million and we had short-term investments consisting of approximately $7.0 million par value of auction rate preferred securities that were sold at par value in October 2008. During the first nine months of 2008, continuing operating activities used $12.6 million of net cash. During the nine months ended September 27, 2008, accounts receivable and accounts payable decreased $14.6 million and $2.6 million, respectively, primarily due to increased volume in the international segment partially offset by lower volumes in the manufacturing and retail segments, and inventories decreased by $12.1 million, excluding $7.8 million of retail write-downs. Other current liabilities and accruals decreased during the nine month period primarily due to reductions in accrued rebates, warranty and compensation due to lower manufacturing segment sales and lower accruals for income taxes and valued added taxes due to the timing of payments. Other cash provided during the period included $2.9 million of property sales proceeds that resulted primarily from the sale of one idle plant and $5.8 million of insurance receipts related to the Henry, TN plant fire. During the period, we borrowed $25.0 million under our Revolving Credit Facility (“Revolver”) and $27.1 million of cash was used to retire debt, primarily the $24 million note payable issued in the SRI acquisition. Other cash used during the period included $11.4 million for capital expenditures, net cash of $7.0 million for the purchase of short-term investments and $15.3 million of acquisition related payments. Acquisition related payments included $12.3 million of contingent consideration that was earned and accrued for in 2007 related to Caledonian’s 2007 performance.
     We have a senior secured credit agreement (the “Credit Agreement”) with various financial institutions under which the Sterling Term Loan and the Term Loan were issued. The Credit Agreement also provides us with a revolving line of credit (“Revolver”) in the amount of $40 million and a $60 million letter of credit facility. During September 2008, we borrowed $25.0 million on our Revolver. The Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries. As of September 27, 2008, letters of credit issued under the facility totaled $55.7 million. The maturity date for the Revolver is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012.
     The interest rate for borrowings under the Term Loan was a LIBOR based rate (2.47% at September 27, 2008) plus 3.25%. The interest rate for borrowings under the Sterling Term Loan was a U.K. LIBOR based rate (5.36% at September 27, 2008) plus 3.25%. The interest rate for borrowings under the Revolver was a U.S. prime based rate (5.00% at September 27, 2008) plus 2.25%. The letter of credit facility was subject to a 3.35% annual fee and the unused portion of the line of credit facility and Revolver was subject to an annual fee of 0.75%.
     As of June 28, 2008, we were in compliance with all Credit Agreement covenants. However, as a result of deteriorating operating results throughout 2008, including the third quarter, we would not have been in compliance with certain of our debt covenants as of September 27, 2008. During October 2008, an amendment to the Credit Agreement (the “Amendment”) was completed. The Amendment covers the period from September 27, 2008 through January 2, 2010 (our 2009 fiscal year end) and provides for, among other things, changes to certain covenants in exchange for certain repayments and prepayments, as well as revised pricing.
     During the period covered by the Amendment, the maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio covenants have been eliminated in exchange for new covenants requiring minimum quarter-end liquidity and minimum twelve-month EBITDA. Pursuant to the Amendment, in October 2008 we repaid $10.0 million of the Revolver loan and prepaid $23.5 million of borrowings under the Sterling Term Loan and the Term Loan. During the Amendment period, the interest rates for borrowings under the Sterling Term Loan, the Term Loan and the Revolver were increased to LIBOR plus 6.5%, with a LIBOR floor for the Term Loan of 3.25%. Interest of LIBOR plus 5.0% is payable in cash and payment of the remaining interest of 1.5% may be paid in kind (deferred and added to the respective loan balances). In addition, the Amendment revised the letter of credit facility annual fee to 6.6%, of which 1.5% may be paid in kind.

     The Amendment provides for interest rate reductions on all remaining borrowings under the Credit Agreement and the fees for the letter of credit facility if we make additional term loan prepayments during the effected period. For cumulative prepayments between $10 and $20 million the interest rate will be reduced to LIBOR plus 5.5% (of which 0.5% percent may be paid in kind); for cumulative prepayments between $20 and $30 million the interest rate will be reduced to LIBOR plus 5.0%; and for cumulative prepayments of $30 million or more the interest rate will be reset to LIBOR plus 4.5%. Those respective aggregate prepayments will result in reducing the letter of credit annual fee to 5.6%, 5.1% and 4.6%, respectively.
     The Amendment also reduced the letter of credit facility by $16.5 million by canceling approximately $4.3 million of unused capacity and moving approximately $12.2 million of outstanding undrawn letters of credit to the Revolver. As a result, while the total size of the Revolver remains at $40 million, its unused capacity now stands at approximately $12.8 million.
     The Amendment requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling $5.0 million for 2009. Thereafter the Credit Agreement requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.4 million annually.
     The following table represents the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and minimum Fixed Charge Ratio that we are required to maintain under the Credit Agreement for periods after January 2, 2010:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
First quarter of 2010 – Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 – Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 – Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1
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
     Each of our primary debt instruments contain cross default provisions whereby a default under one instrument, if not cured or waived by the lenders, could cause a default under the other debt instruments.
     We expect to spend less than $2 million on capital expenditures during the remainder of 2008 and less than $5 million in 2009. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances to repay indebtedness. We have debt pay down requirements through 2010 totaling approximately $16.0 million, consisting primarily of $6.7 million of Senior Notes due May 2009 and scheduled installment payments on the term loans.
Contingent liabilities and obligations
     We had significant contingent liabilities and obligations at September 27, 2008, including surety bonds and letters of credit totaling approximately $65.8 million, reimbursement obligations by certain of our consolidated subsidiaries of approximately $2.5 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.
     We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of September 27, 2008 was approximately $165 million, without reduction for the resale value of the homes. As of September 27, 2008, our independent retailer with the largest contingent repurchase obligation had approximately $7.6 million of inventory subject to repurchase for up to 18 months from date of invoice. As of September 27, 2008, our next 24 largest independent retailers had an aggregate of approximately $40.8 million of inventory subject to repurchase for up to 18 months from date of invoice, with individual amounts ranging from approximately $0.2 million to $4.3 million per retailer. For the nine months ended September 27, 2008, we paid $1.9 million and incurred a loss of $0.3 million for the repurchase of 34 homes. In the comparable period last year, we paid $1.0 million and incurred a loss of approximately $0.1 million for the repurchase of 20 homes.
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
Summary of liquidity and capital resources
     At September 27, 2008, our unrestricted cash balances and short-term investments totaled $99.7 million. Pursuant to the amendment to the Credit Agreement, in October we repaid $33.5 million of debt under the Credit Agreement and made certain other changes which resulted in remaining availability under our Revolver of $12.8 million. Our total liquidity adjusted for these changes totaled approximately $79 million. We expect that our cash balances and cash flow from operations for the next two years will be adequate to fund capital expenditures as well as the approximately $14.7 million of scheduled debt payments due during that period. Except as described below, the level of cash availability is projected to be in excess of cash needed to operate our businesses for the next two years. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.
     However, in light of current market conditions and absent further unscheduled reductions of our indebtedness under the Credit Agreement, it is possible that we will not be in compliance with the pre-Amendment financial covenants which take effect as of the end of the first quarter of our 2010 fiscal year. Further, if current credit market conditions were to persist throughout 2009, there can be no assurance that we will be able to refinance all or a sufficient portion of this indebtedness.
     While we will explore asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness. In this event, there can be no assurance that a majority of the lenders that are party to our Credit Agreement will consent to a further amendment of the Credit Agreement.
Critical Accounting Policies
     For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2007. There have been no material changes to our critical accounting policies described in such Form 10-K.
Impact of Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 that delayed, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. Effective December 30, 2007, we adopted SFAS 157 for certain assets and liabilities which were not included in FSP FAS 157-2. The adoption of SFAS 157 had no significant impact on our financial position or results of operations for the three and nine months ended September 27, 2008. For additional information regarding recurring and nonrecurring fair value measurements, see Note 10 to the financial statements.
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
     In December 2007, the Financial Accounting Standards Board issued Financial Accounting Standard Number 160 (“SFAS 160”), “Noncontrolling Interest in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of the adoption of SFAS 160 on our financial statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our debt obligations under the Credit Agreement are currently subject to variable rates of interest based on U.S. and U.K. LIBOR and the U.S. prime rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.3 million, assuming average related debt of $128.2 million, which was the amount of outstanding borrowings at September 27, 2008, reduced for the pay downs totaling $33.5 million made pursuant to the amendment to the Credit Agreement in October 2008.
     Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.1 million, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at September 27, 2008.
     Our approach to interest rate risk is to balance our borrowings between fixed rate and variable rate debt. At September 27, 2008, we had $180 million of Convertible Notes and $6.7 million of Senior Notes at fixed rates and $174.1 million of Term Loans, Revolver and industrial revenue bonds at variable rates.
     We are exposed to foreign exchange risk with our factory-built housing operations in Canada and our international segment in the U.K. Our Canadian operations had 2007 proforma net sales totaling $220 million (CAD), including SRI’s net sales. Assuming future annual Canadian sales equal to 2007 proforma sales, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $2.2 million. Our international segment had 2007 sales of £140 million (pounds Sterling). Assuming future annual U.K. sales equal to 2007 sales, a change of 1.0% in exchange rates between the U.S. dollar and the British pound Sterling would change consolidated sales by $2.8 million. Net income of the Canadian and U.K. operations would also be affected by changes in exchange rates. We also have foreign exchange risk for cash balances we maintain in U.S. dollars, Canadian dollars and U.K. pounds that are subject to fluctuating values when exchanged into another currency.
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
     We use intercompany loans between our U.S. and foreign subsidiaries to provide funds for acquisitions and other purposes. At September 27, 2008 the total of such intercompany loans was $78.5 million. Until these loans are repaid, foreign exchange transaction gains and losses will be reported in our statement of operations based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
Item 4. Controls and Procedures.
     As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended September 27, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. An enterprise resource planning(“ERP”) system implementation at one of three SRI manufacturing plants commenced in the second quarter of 2008 and is targeted for completion by the end of 2008. The ERP implementation at the remaining SRI plants has been postponed to late 2009. Management does not currently believe that this system implementation will adversely affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
          For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended December 29, 2007. The following item is being added to the risk factors described in such Form 10-K:
     The credit crisis—The credit crisis has significantly affected the financial markets and the economies in the U.S., Canada and the U.K., the countries in which we operate.
     The current global credit crisis has significantly affected the financial markets and the economies in the U.S., Canada and the U.K., the countries in which we operate. The housing markets in the U.S. have also been significantly impacted by the credit crisis. Conditions in the U.S. are likely to affect the availability and cost of financing for the retailers and builder-developers who buy our homes and for individual home buyers. Additionally, the selling prices of homes that we market in the U.S. may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures. The credit crisis and its impact on the economy could also affect the availability and cost of financing and selling prices in our markets in western Canada. A substantial portion of our revenues in the U.K is from two large public sector customers that rely on public (government) and private funding. The credit crisis and its impact on the economy could affect the availability and cost of financing in the U.K. and could result in loss of funding or delays for projects that we have been awarded. Therefore, the current credit crisis could negatively affect our operations and result in lower sales, income and cash flows.
     We have a significant amount of debt outstanding that contains financial covenants with which we must comply. Without improvements in the current housing and credit markets, it is possible that we will not be in compliance with covenants which take effect in the first quarter of our 2010 fiscal year, absent a significant reduction in our senior debt. As a result, we may need to refinance all or a portion of our debt before maturity. If conditions in the credit market were to persist throughout 2009, there can be no assurance that we will be able to refinance any or all of this indebtedness.

Item 6. Exhibits and Reports on Form 8-K.
(a) The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated November 5, 2008, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

31.2	Certification of Chief Financial Officer dated November 5, 2008, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated November 5, 2008, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

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
Dated: November 5, 2008