Form 10-K
period 2009-01-03
CHAMPION ENTERPRISES INC
filed 2009-02-19
CIK 814068

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009	Commission File Number 1-9751

CHAMPION ENTERPRISES, INC.
(Exact name of Registrant as specified in its charter)

Michigan	38-2743168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

755 W. Big Beaver, Suite 1000, Troy, Michigan (Address of principal executive offices)	48084 (Zip Code)

Registrant’s telephone number, including area code:
(248) 614-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  No

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

Large accelerated filer ☐ Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes     ☑  No

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 27, 2008, based on the last sale price of $6.13 per share for the Common Stock on the New York Stock Exchange on such date, was approximately $468,100,721. As of February 16, 2009, the Registrant had 77,633,804 shares of Common Stock outstanding. For purposes of this computation, all officers and directors of the Registrant as of February 16, 2009 are assumed to be affiliates. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Report
Document	into which it is incorporated

Proxy Statement for Annual Shareholders’ Meeting to be held May 29, 2009	III

Champion Enterprises, Inc.
Form 10-K
Fiscal Year End January 3, 2009

PART I

Item 1.	Business

General

Established in 1953, Champion Enterprises, Inc. and its subsidiaries (collectively, “we,” “Champion,” or the “Company”) are a leading producer of factory-built housing in the United States and western Canada. We are also a leading producer of steel-framed modular buildings in the United Kingdom (“U.K.”) for uses such as prisons, military accommodations, hotels and residential units, among other applications. As of January 3, 2009, our North American manufacturing operations (the “manufacturing segment”) consisted of 26 homebuilding facilities in 14 states and three provinces in western Canada. As of January 3, 2009, our homes were sold through approximately 1,600 independent sales centers, builders and developers across the U.S. and western Canada and also through our retail segment that operates 14 sales offices in California.

Factory-built housing in the United States is generally comprised of manufactured housing (also known as “HUD-code homes”) and modular homes. During the past five years, the HUD-code industry has been negatively affected by limited availability of consumer financing, tight consumer credit standards and other factors. The effects of the severe credit crisis and deepening U.S. recession further curtailed the industry and our business in 2008. Industry shipments of HUD-code homes in 2006 and 2005 included an estimated 4,000 homes and 21,000 homes, respectively, which were sold to the Federal Emergency Management Agency (“FEMA”) in connection with hurricane relief efforts. Excluding homes sold to FEMA, annual industry shipments of HUD-code homes have averaged 109,500 homes during the last five years as compared to 373,000 homes in 1998. Industry shipments of HUD-code homes totaled 81,900 in 2008 compared to 95,800 in 2007, representing the lowest industry volume in nearly 50 years. Champion’s sales of HUD-code homes in 2008 were 66% lower than in 2004, while industry shipments were down 38% for the same period. Industry HUD-code shipments in our core markets of California, Florida and Arizona were down 70% during this four year period and industry shipments in the Midwest states, another of our core markets, were down 68% in the period.

During 2008 and 2007, the broader U.S. housing market declined considerably, with 2008 registering a 41% decline in new single-family housing starts and a 38% decline in new home sales versus 2007 levels. In addition, average selling prices in many U.S. markets saw significant declines, and inventories of unsold homes continued to increase. Industry shipments of modular homes, which are more directly impacted by conditions in the traditional housing market, totaled an estimated 17,100 homes in the first nine months of 2008, a decrease of 31% versus the same period in 2007. Champion’s sales of modular homes in 2008 were 32% lower than its sales of modular homes in 2007 and 23% lower than its modular sales in 2004.

Since the beginning of 2004, we have closed, idled, sold, or consolidated 14 manufacturing facilities and all of our retail operations except for our California-based retail segment, eliminating under-performing operations and rationalizing our operations and capacity for industry conditions. During 2005, we exited traditional manufactured housing retail operations by completing the sale of our remaining 42 traditional retail sales centers.

In July 2006 we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”). North American is a modular homebuilder in Virginia. This acquisition expanded our presence in the modular construction industry, particularly in the mid-Atlantic region of the U.S. In March 2006, we acquired Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes that operates one plant in Minnesota. This acquisition further expanded our presence in the modular construction industry and increased our manufacturing and distribution in several states previously under-served by us in the north central U.S.

On December 21, 2007, we acquired substantially all of the assets and the business of western Canada-based SRI Homes Inc. (“SRI”). SRI is a leading producer of homes in western Canada that operates three manufacturing plants in the provinces of Alberta, British Columbia and Saskatchewan. This acquisition expanded our presence in one of the strongest housing markets in North America and led to strong growth in our Canadian sales in 2008 despite a 27% decline in sales at our existing Canadian operations.

During the last several years, the housing market in western Canada experienced strong growth. While 2008 saw a modest tempering of the market, conditions remained robust throughout most of the year. Sales of homes produced by our Canadian plants increased 61% in 2008 over 2007 after increasing 17% in 2007 over 2006. The increase in 2008 was the result of our acquisition of SRI.

In April 2006, we acquired Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), a leading modular manufacturer in the U.K. Caledonian operates four manufacturing facilities in Newark, Nottinghamshire.

On February 29, 2008, we acquired 100% of the capital stock of United Kingdom based ModularUK Building Systems Limited (“ModularUK”), a producer of steel-framed modular buildings serving the healthcare, education and commercial sectors. ModularUK is located in Driffield, East Yorkshire, where we have three leased buildings available to provide production capacity to ModularUK and Caledonian.

Our international manufacturing segment (the “international segment”) is currently comprised of the operations of Caledonian and ModularUK.

In 2007 our international segment experienced significant growth resulting from a high volume of orders from the custodial (prison) and military segments of their market. In 2008 our operations in the U.K. experienced modest growth over 2007, before the effects of foreign exchange rates, as we experienced significant growth in the first half of the year resulting from a high volume of orders from the custodial (prison) and military segments of the market. However, as 2008 progressed and economic conditions in the U.K. worsened, driven in part by the credit crisis, our second half sales declined. Despite a strong order book, project delays and a lack of project financing negatively impacted our business.

Segment Information

Financial information about Champion’s manufacturing, international and retail segments is included in Note 16 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. All of our manufacturing segment operations are located in the United States except for five homebuilding facilities in western Canada. Our international segment is solely comprised of the Caledonian and ModularUK operations in the U.K.

Manufacturing segment

Products

In 2008, our manufacturing segment sold 11,406 homes and units compared to 15,346 in 2007. Approximately 56.1% of the homes we produced in 2008 were constructed to building standards in accordance with the National Manufactured Home Construction and Safety Standards promulgated by the U.S. Department of Housing and Urban Development (“HUD-code homes” or “manufactured homes”) compared to 65.0% in 2007. The HUD Code regulates manufactured home design and construction, strength and durability, fire resistance and energy efficiency. The remaining homes and units we produced consisted of modular homes and units (22.0% in 2008 and 23.9% in 2007), homes sold and primarily manufactured in Canada (20.4% in 2008 and 10.7% in 2007) or were park models (1.5% in 2008 and 0.4% in 2007). Modular homes and units are designed and built to meet local building codes. Homes sold in Canada are constructed in accordance with applicable Canadian building standards. The acquisition of SRI in December 2007 resulted in a significant increase in sales in Canada in 2008.

Champion produces a broad range of homes under various trade names and brand names and in a variety of floor plans and price ranges. While most of the homes we build are single-family, multi-section, ranch-style homes, we also build two-story, single-section, and Cape Cod style homes as well as multi-family units such as town homes, apartments, duplexes and triplexes. The single-family homes that we manufacture generally range in size from 400 to 4,000 square feet and typically include two to four bedrooms, a living room and/or family room, a dining room, a kitchen and two full bathrooms. During the past three years, we also produced commercial modular structures including two- and three-story buildings, barracks and other housing for U.S. military bases and other non-residential buildings.

We regularly introduce homes with new floor plans, exterior designs and elevations, decors and features. Our corporate marketing and engineering departments work with our manufacturing facilities to design homes that appeal to consumers’ changing tastes at appropriate price points for local markets. We design and build homes with a traditional residential or site-built appearance through the use of dormers and higher pitched roofs, among other features. We also design and build energy efficient homes, and most of our U.S. manufacturing facilities are qualified to produce “Energy Star®” rated homes.

Champion homes have won numerous awards during the past five years. One of our homes won the 2008 award for “Excellence in Systems Building for a Modular Home under 2,300 Square Feet,” awarded by the Building Systems Council of the National Association of Home Builders. This home also won the 2008 award for “Best New Modular Home Design Under 2,200 Square Feet,” awarded by the National Modular Housing Council (“NMHC”). In 2006, one of our homes won the NMHC award for “Best New Home Design for a Production Modular Home Over 1,800 Square Feet.” In 2005, one of our HUD-code concept models won the Manufactured Housing Institute (“MHI”) award for “Best New Home Design for a Concept Manufactured Home 1,800 Square Feet or Less.” Additionally, we were selected by Country Living magazine to build its Home of the Year in both 2006 and 2005.

During 2008, the average net selling price for our factory-built homes was $56,100, excluding delivery, and manufacturing sales prices ranged from $20,000 to over $150,000. Retail sales prices of the homes, without land, generally ranged from $25,000 to over $200,000, depending upon size, floor plan, features and options. During 2008, the average retail selling price for new homes sold to consumers by our retail segment was $162,500, including delivery, setup, accessories and site improvements.

The components and products used in factory-built housing are generally of the same quality as those used by other housing builders, including conventional site-builders. The primary components include lumber, plywood, OSB, drywall, steel, floor coverings, insulation, exterior siding (vinyl, composites, wood and metal), doors, windows, shingles, kitchen appliances, furnaces, plumbing and electrical fixtures and hardware. These components are presently available from a variety of sources and we are not dependent upon any single supplier. Prices of certain materials such as lumber, insulation, steel and drywall can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation has sometimes been limited, resulting in higher prices and/or the need to find alternative suppliers. We generally have been able to pass higher material costs on to the retailers and builders/developers in the form of surcharges and price increases.

Most completed factory-built homes have cabinets, wall coverings and electrical, heating and plumbing systems. HUD-code homes also generally contain factory installed floor coverings, appliances and window treatments. Optional factory installed features include fireplaces, dormers, entertainment centers and skylights. Upon completion of the home at the factory, homes sold to retailers are transported to a retail sales center (stock orders) or directly to the home site (retail sold orders). Homes sold to builders and developers are generally transported directly to the home site. After the retail sale of a stock home to the consumer, the home is transported to the home site. At the home site, the home is placed on a foundation and readied for occupancy typically by setup contractors. The sections of a multi-section home are joined and the interior and exterior seams are finished at the home site. The consumer purchase of the home may also include retailer or contractor supplied items such as additional appliances, air conditioning, furniture, porches, decks and garages.

Production

We construct homes in indoor facilities using an assembly-line process employing generally 100 to 200 production employees at each facility. Manufactured homes are constructed in one or more sections (also known as floors) on a permanently affixed steel support frame that allows the section(s) to be moved through the assembly line and transported upon sale. The sections of many of the modular homes we produce are built on wooden floor systems and transported on carriers that are removed upon placement of the home at the home site. Each section or floor is assembled in stages, beginning with the construction of the frame and the floor, then adding the walls, ceiling and roof assembly, and other constructed and purchased components, and ending with a final quality control inspection. The efficiency of the assembly-line process, protection from the weather, and favorable pricing of materials resulting from our substantial purchasing power enables us to produce homes more quickly and often at a lower cost than a conventional site-built home of similar quality.

The production schedules of our homebuilding facilities are based upon customer (retailer and builder/ developer) orders, which can fluctuate from week to week. Orders from retailers are generally subject to cancellation at any time without penalty and are not necessarily an indication of future business. Retailers place orders for retail stocking (inventory) purposes and for homebuyer orders. Before scheduling homes for production, orders and availability of financing are confirmed with our customer and, where applicable, their lender. Orders are generally filled within 90 days of receipt, depending upon the level of unfilled orders and requested delivery dates.

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

Distribution

Our factory-built homes are distributed through independent retailers, builders and developers, and our California-based retail segment. During 2008, approximately 94% of our manufacturing shipments were to approximately 1,200 independent retail locations throughout the U.S. and western Canada. As of January 3, 2009, approximately 725 of these independent retail locations were part of our Champion Home Center (“CHC”) retailer program. Sales to independent CHC retailers accounted for approximately 56% of the homes we sold to independent retailers. We continually seek to increase our manufacturing shipments by expanding sales at our existing independent retailers and by finding new independent retailers to sell our homes.

As is common in the industry, our independent retailers may sell homes produced by other manufacturers in addition to those produced by the Company. Some independent retailers operate multiple sales centers. In 2008, no single independent retailer or distributor accounted for more than 2% of our manufacturing sales.

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

Market

Factory-built housing competes with other forms of new housing such as site-built housing, panelized homes and condominiums and with existing housing such as pre-owned homes, apartments and condominiums. According to statistics published by the Institute for Building Technology and Safety (“IBTS”) and the U.S. Department of Commerce, Bureau of the Census, for 2008 and for the five year period from 2004 through 2008, industry shipments of HUD-code homes accounted for an estimated 13% and 9%, respectively, of all new single-family housing starts and 15% and 11%, respectively, of all new single-family homes sold. Based on data reported by Statistical Surveys, Inc., total industry retail sales of new HUD-code homes through November 2008 totaled approximately 68,000 homes, down 15% from the comparable period in 2007. Based on industry data published by the NMHC, wholesale shipments of modular homes through September 2008 fell 30% compared to the same period in 2007. Additionally, modular homes sold in 2007 and 2006 were approximately 25% of the factory-built housing market.

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

We believe the segment of the housing market in which manufactured housing is most competitive includes consumers with household incomes under $60,000. This segment has a high representation of young single persons and married couples, first time home buyers and elderly or retired persons. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing. We believe higher-priced, multi-section manufactured and modular homes are attractive to households with higher incomes as an alternative to rental housing and condominiums, and are well suited to meet the needs of the retiree buyer in many markets.

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

According to MHI, in November 2008, there were 65 producers of manufactured homes in the U.S. operating an estimated 185 production facilities. For the first eleven months of 2008 and for all of 2007 the top 5 companies had a combined market share of HUD-code homes of approximately 63.5% and 64.5%, respectively, according to data published by Statistical Surveys, Inc. We estimate that there were approximately 4,000 industry retail locations throughout the U.S in 2008.

Based on industry data reported by IBTS, in 2008 our U.S. wholesale market share of HUD-code homes sold was 7.8%, compared to 10.4% in 2007. Based on industry data published by NMHC, we estimate our share of the modular home market for the first nine months of 2008 and for the entire year of 2007 to be approximately 11.7% and 11.4%, respectively.

Retailer Inventory Financing

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

During 2008, approximately 42% of our sales to independent retailers were financed by retailers under floor plan agreements with national lenders, while the remaining 58% were financed under various arrangements with local or regional banks or paid in cash. In accordance with trade practice, we have entered into repurchase agreements with each of the national lenders and with a small number of local and regional banks providing floor plan financing, as is more fully described in Note 1 of “Notes to Consolidated Financial Statements” in Item 8 of this Report and in “Contingent Repurchase Obligations — Manufacturing Segment” in Item 7 of this Report. We generally receive payment from the lending institution three to fifteen days after a home is sold and invoiced to an independent retailer.

As a result of the credit crisis, during the fourth quarter of 2008 each of the national floor plan lenders substantially curtailed their lending activities, and one announced its intention to exit the business in 2009. Many of our retailers have arranged or are in the process of arranging to replace this floor plan financing with working capital lines of credit or floor plan financing through local banking relationships. It is not yet clear what effect, if any, these changes will have on our business.

Consumer Financing

The number of factory-built homes that are sold to consumers and related wholesale demand are significantly affected by the availability, credit underwriting standards, loan terms and cost of consumer financing. Two basic types of consumer financing are available to purchasers of factory-built homes: home-only or personal property loans for purchasers of only the home (generally HUD-code homes), and real estate mortgages for purchasers of the home and land on which the home is placed. The majority of modular homes are financed with conventional real estate mortgages. Loose credit standards for home-only loans in the mid to late 1990s led to poor performance of portfolios of manufactured housing home-only consumer loans in subsequent years making it difficult for industry consumer finance companies to obtain long-term capital. As a result, consumer finance companies that didn’t exit the business entirely curtailed their industry lending by tightening credit underwriting standards, restricting loan terms and increasing interest rates. While the result of this tightening has vastly improved portfolio performance for remaining lenders, for the past several years it has driven industry demand sharply lower because financing for manufactured home buyers was not competitive with the easy credit available for traditional mortgages.

During 2008, as the credit crisis deepened, credit terms and pricing for traditional mortgages were tightened substantially resulting in a more challenging lending environment for most home buyers. While the credit crisis persists, credit availability for major purchases of all kinds will likely be limited.

International segment

Products

Our international manufacturing segment (the “international segment”) is comprised of Caledonian, which was acquired in April 2006, and its subsidiary ModularUK, which was acquired in February 2008. We currently operate five manufacturing facilities at two locations in the U.K. Caledonian is a leading modular manufacturer in the U.K. that constructs steel-framed modular buildings for uses such as prisons, military accommodations, hotels and residential units, among other things. Caledonian’s steel-framed modular technology allows for multi-story construction, which is a key advantage over wood-framed construction techniques. We believe that Caledonian is the largest off-site producer of permanent modular buildings in the U.K. as measured by annual revenues.

Caledonian specializes in the design, manufacture and construction of permanent, multi-story buildings using off-site modular construction and may operate as the general contractor for a project or as a sub-contractor. Most Caledonian projects involve total revenue from $2 million to $50 million. Caledonian has key framework agreements in place with its major customers, which include Her Majesty’s Prison Service and, through a third-party prime contractor, the U.K. Ministry of Defence (“MoD”), among others.

During 2008, Caledonian supplied nearly 800 prison cells across 14 different locations in addition to a wide range of other ancillary buildings for prison use. In addition, over 1,500 military bed spaces, 640 hotel rooms and 500 other residential units were constructed in locations throughout the U.K. Product development has focused on the sustainability and environmental performance of the modular building process as well as the design of ancillary and non — residential structures such as kitchens and health care facilities.

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

The structures are engineered to provide a 60 to 100-year design life. The buildings are compliant with required codes and regulations including U.K. and Irish building regulations and fire certification, Part “E” (sound insulation), and Part “L” (thermal performance). Some structures also comply with Counter Terrorist Measures and MoD Standards. Caledonian has also obtained LANTAC (local authority type approval), Zurich and NHBC (National House Builders Confederation) accreditations.

Production and construction

Caledonian’s four facilities on its main site employ approximately 250 production workers, while the one facility comprised of three plants on its second site, which commenced operations in 2008, employ a total of approximately 65 production workers. Subcontractors are used for various production functions, including electrical and plumbing work, both in the factory and at construction sites.

The modules produced are created from welded steel frames using hot rolled steel beams to create the basic frame (top, bottom and vertical supports) and cold rolled steel elements for the joists and wall studs. The frames are manufactured with lifting points to facilitate craning the modules into place at the construction site and “fixing” points, if required, to facilitate the attachment of exterior cladding at the site. After completion of the frame the unit is moved to a position in the plant where it will be completed without further movement. The steel floor is clad with either wood boards, cement particle boards or concrete and the ceilings and interior walls are clad with sheetrock. Insulation, plumbing, wiring, windows, doors, bathroom components and cabinets are added as required. Each module may contain up to four living units (bedrooms or cells). Each factory at the main site can complete up to four modules per day. The completed modules are wrapped in protective plastic sheeting for shipment to the building site.

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

Market and competition

Caledonian competes in the U.K. custom modular industry, which also competes with traditional commercial builders in the construction of permanent, multi-story buildings. The custom modular market in the U.K. has estimated total annual sales of over £1 billion (approximately $1.5 billion at January 3, 2009). There are several large competitors in the U.K. custom modular market, but Caledonian is the only modular builder that focuses solely on the custom market. Caledonian primarily competes in six segments of this market: prisons, military accommodations, hotels, high-density residential, health care and education. Caledonian establishes key relationships in these segments and generally trades under long-term framework agreements. Under these framework agreements Caledonian is a principal supplier of modular prison units to Her Majesty’s Prison Service and currently the sole supplier of modular military accommodations to MoD’s Single Living Accommodation Modernization (“SLAM”) program. Caledonian is one of five or more suppliers of modular accommodation to MoD outside of SLAM. Caledonian has also developed key relationships in the hotel and residential segments. Funding for projects in the prison, military and education segments is generally dependent on government programs and budgets. Hotel, residential and health care projects are generally dependent upon private sector funding that is influenced by general economic and other factors. The current credit crisis has caused certain delays both for government and private sector funded projects.

Retail segment

During 2005, we divested our remaining traditional retail sales centers. Our ongoing retail operations currently consist of 14 sales offices in California that specialize in replacing older homes within manufactured housing communities with new manufactured homes. Our sales agents locate vacant spaces and available spaces to be renovated in local communities, secure the space and order a new home from a manufacturer, primarily Champion plants. This can be done either on a speculative basis, as a customer trade-in, or a custom order for an approved buyer. The homes are placed on the leased sites and independent contractors are engaged to set up the home and make site and home improvements such as decks, porches, landscaping and air conditioning. Of the total new homes sold by the retail segment in 2008, 88.5% were Champion-produced, compared to 88.0% in 2007. Champion-

produced homes purchased by our retail segment in 2008 and 2007 accounted for 1.4% and 2.0%, respectively, of the total homes sold by our manufacturing segment.

The retail segment sales offices are located in leased premises from which the home acquisition, site preparation, set up, improvements and sales processes are managed. Our sales agents meet with and show potential buyers the homes. During the sale process our sales offices may assist the homebuyer with finding financing for the purchase and with insurance needs. The sales offices may also arrange for any special improvements, add-ons and amenities required by the homebuyer.

Sales in the retail segment have been slowed considerably by current housing market conditions in California. Our business model has traditionally targeted the retiree buyer with an affordable home relative to owned real estate, but at a high price point relative to manufactured housing in other markets. The retiree market has been hard hit by the slow market and declining prices for existing home re-sales. As a result, we have shifted our business mix more toward family communities with a lower price point home, but this market does not offer the same revenue and gross margin opportunity that the retiree market has offered in the past.

Buyers of our homes generally need to finance the purchase. For the past several years consumer financing has been harder to obtain and has been more expensive than traditional mortgage lending. (See “Consumer Financing” above). During 2008, a lender that provided financing for a significant number of buyers of our homes in California ceased operations. We are currently seeking other local and national lenders to finance our retail sales. However the current credit crisis has restricted financing availability.

Relationship with our Employees

As of January 3, 2009, we had approximately 4,100 employees. We deem our relationship with our employees to be generally good. Currently, our five manufacturing facilities in Canada employ approximately 820 workers, of which 600 are subject to collective bargaining agreements, one that expired in November 2008 and the others that expire in June 2009, June 2010, November 2010 and June 2011. Negotiations are progressing on replacing the agreement that expired in November 2008. Caledonian entered into a voluntary recognition agreement with a labor union during the second quarter of 2006 covering approximately 200 production employees.

Executive Officers of the Company

Our executive officers, their ages, and the position or office held by each, are as follows:

Name	Age	Position or Office

William C. Griffiths	57	Chairman of the Board of Directors, President and Chief Executive Officer
Phyllis A. Knight	46	Executive Vice President, Treasurer and Chief Financial Officer
Roger K. Scholten	54	Senior Vice President, General Counsel and Secretary
Richard P. Hevelhorst	61	Vice President and Controller

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

Forward-Looking Statements

Certain statements contained in this Report, including our ability to introduce new homes and new floor plans, our ability to pass various costs on to our customers, the availability and cost of raw materials, expanding shipments and sales, our relationship with our employees, the outcome of legal proceedings or claims, our strategy to diversify, compliance with the covenants in our credit facilities and the impact of our inability to do so, changes to our capital structure, our expected capital expenditures, the impact of contingent repurchase obligations and other contingent liabilities or obligations on the results of our operations and the adequacy of our cash flow from operations to fund capital expenditures, could be construed to be forward-looking statements within the meaning of U.S. federal securities laws. In addition, Champion or persons acting on our behalf may from time to time publish or communicate other items that could also be construed to be forward-looking statements. Statements of this sort are, or will be, based on the Company’s then current estimates, assumptions and projections and are subject to risks and uncertainties, including those specifically listed below that could cause actual results to differ materially from those included in the forward-looking statements. The Company does not undertake to update its forward-looking statements or risk factors to reflect future events or circumstances. The following risk factors could affect the Company’s operating results.

The credit crisis — The credit crisis has significantly affected the financial markets and the economies in the U.S., Canada and the U.K., the countries in which we operate.

The current global credit crisis has significantly affected the financial markets and the economies in the U.S., Canada and the U.K., the countries in which we operate. The housing markets in the U.S. have also been significantly impacted by the credit crisis. Conditions in the U.S. are likely to affect the availability and cost of financing for the retailers and builder-developers who buy our homes and for individual home buyers. Additionally, the selling prices of homes that we market in the U.S. may be pressured due to competition from excess inventories of new and pre-owned homes and from foreclosures. The credit crisis and its impact on the world economies could also affect the availability and cost of financing and selling prices in our markets in western Canada.

A substantial portion of our revenue in the U.K is from two large public sector customers who rely on public (government) and private funding. The credit crisis and its impact on the British economy could affect the availability and cost of financing in the U.K. and could result in loss of funding or delays for projects that we have been awarded. In addition, it could negatively affect our ability to gain new contracts for future projects. Therefore, the current credit crisis could negatively affect our operations and result in lower sales, income and cash flows.

Further, our significant negative working capital position in the U.K. is highly correlated with our revenues and, as such, a further decline in revenues could result in a significant reduction in our operating cash flow.

We have a significant amount of debt outstanding that contains financial covenants with which we must comply. Without improvements in the current housing and credit markets, it is possible that we will not be in compliance with covenants which take effect in the first quarter of our 2010 fiscal year, absent a significant reduction in our senior debt. Further, if our markets deteriorate further in 2009 there can be no assurance that we will maintain compliance with our 2009 financial covenants, which were modified in October 2008. These covenants are measured at each quarter end and require that we attain minimum levels of EBITDA and liquidity as defined by our Credit Agreement.

As a result, we may need to refinance all or a portion of our debt before maturity. If conditions in the credit market were to persist throughout 2009, there can be no assurance that we will be able to refinance any or all of this indebtedness.

New York Stock Exchange — We have received notice from the New York Stock Exchange (NYSE) that we are not in compliance with the exchange’s continued listing standards because the average closing share price of Champion’s common stock for a consecutive 30-day trading period fell below $1.00.

The listing of our common stock on the NYSE is at risk as a result of our average stock price falling below $1.00 per share over a consecutive 30-day trading period. While the Company has a period of six months from the date it received notice to cure this non-compliance, and we have a number of options to cure under consideration, there can be no assurance that we will be able to cure this deficiency in the time permitted. In addition, there can be no guarantee that the Company will remain in compliance with other continued listing requirements related to market capitalization and stockholder’s equity.

We also maintain a listing for our common stock on the Chicago Stock Exchange (“CHX”), and are currently in compliance with all of its applicable listing maintenance requirements.

In the current environment there can be no assurance that we will not be in violation of other NYSE listing standards or CHX maintenance requirements, some of which may not be curable.

Our convertible debt requires that our common stock be listed on a U.S. national or regional securities exchange. Our failure to be so listed may constitute a fundamental change whereby the holders of our convertible notes could require us to purchase with cash their notes at face value. In the event the Company’s common stock is delisted from the stock exchanges there are additional risks such as the impact on the market liquidity of our common stock, the impact on our ability to raise capital or issue certain types of debt, and general issues regarding our perception in the marketplace.

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

As discussed in Note 5 of the “Notes to Consolidated Financial Statements” in Item 8 of this Report, we have a significant amount of debt outstanding, consisting primarily of Term Loans due in 2012 and Convertible Senior Notes (the “Convertible Notes”) due in 2037. Holders of the Convertible Notes may require us to repurchase the Notes in the event we are involved in certain types of corporate transactions or other events constituting a fundamental change and, in addition, holders have the right to require us to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. We have the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012. We may incur additional debt to finance acquisitions or for other purposes. This indebtedness could, among other things:

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

Fluctuations in operating results — The cyclical and seasonal nature of our construction businesses has caused our sales and operating results to fluctuate. These fluctuations, which have caused operating losses in the past, may continue to occur in the future, which could result in additional operating losses during future downturns.

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

The factory-built housing industry is also affected by seasonality. Sales during the period from March to November are traditionally higher than in other months. As a result of the foregoing factors, our sales and operating results fluctuate, and we expect that they will continue to fluctuate in the future.

In addition, our U.K. commercial modular construction business is highly cyclical and it, too, is influenced by numerous national and regional economic factors, including:

•	availability of project financing;

•	availability of government funding for prison, military and education construction projects;

•	population and employment trends; and

•	general economic conditions, including inflation and recessions.

Moreover, we may experience operating losses during future cyclical and seasonal downturns in our markets as we are now and have in the past.

Consumer financing availability — Tight credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders could reduce our sales. If consumer financing were to become further curtailed, our sales could decline and our operating results and cash flows could suffer.

The consumers who buy our homes have historically secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, government regulations and economic and other conditions, all of which are beyond our control. A consumer seeking to finance the purchase of a manufactured home without land will generally pay a higher interest rate and have a shorter loan term than a consumer seeking to finance the home along with the real estate on which it will be placed. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built and modular homes. Between 1999 and 2003, consumer lenders tightened the credit underwriting standards and loan terms and increased interest rates for loans to purchase manufactured homes, which reduced lending volumes and caused our sales to decline. During 2008 one of the national lenders exited the market. In addition, the current credit crisis has caused certain lenders to further tighten underwriting guidelines and increase pricing and may result in further curtailment of lending or additional lenders exiting the market.

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

Many independent retailers of our manufactured homes finance their inventory purchases with floor plan financing provided by lending institutions. Reduced availability of floor plan lending or tighter floor plan terms, both of which occurred in late 2008, may affect our independent retailers’ inventory levels of new homes, the number of retail sales centers and related wholesale demand. As a result, we could experience manufacturing sales declines or a higher level of retailer defaults and our operating results and cash flows could suffer.

Contingent liabilities — We have, and will continue to have, significant contingent repurchase obligations and other contingent obligations, some of which could become actual obligations that we must satisfy. We may incur losses under these contingent repurchase obligations or be required to fund these or other contingent obligations that would reduce our cash flows.

In connection with a floor plan arrangement for our manufacturing shipments to independent retailers, the financial institution that provides the retailer financing customarily requires us to enter into a separate repurchase agreement with the financial institution. Under this separate agreement, generally for a period up to 18 months from the date of our sale to the retailer, upon default by the retailer and repossession of the home by the financial institution, we are generally obligated to repurchase the home from the lender at a price equal to the unpaid principal amount of the loan, plus certain administrative and handling expenses, reduced by the cost of any damage to the home and any missing parts or accessories. Our estimated aggregate contingent repurchase obligation at January 3, 2009 was significant and included significant contingent repurchase obligations relating to our largest independent retail customers. For additional discussion see “Contingent Repurchase Obligations — Manufacturing Segment” in Item 7 and Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. We may be required to honor some or all of our contingent repurchase obligations in the future, which would result in operating losses and reduced cash flows.

At January 3, 2009, we also had contingent obligations related to surety bonds and letters of credit. For additional detail and discussion, see “Liquidity and Capital Resources” in Item 7 of this Report. If we were required to fund a material amount of these contingent obligations, we would have reduced cash flows and could incur losses.

Dependence upon independent retailers — If we are unable to establish or maintain relationships with independent retailers who sell our homes, our sales could decline and our operating results and cash flows could suffer.

During 2008, approximately 94% of our manufacturing shipments of homes were made to independent retail locations throughout the United States and western Canada. As is common in the industry, independent retailers may sell manufactured homes produced by competing manufacturers. We may not be able to establish relationships with new independent retailers or maintain good relationships with independent retailers that sell our homes. Even if we do establish and maintain relationships with independent retailers, these retailers are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The independent retailers with whom we have relationships can cancel these relationships on short notice. In addition, these retailers may not remain financially solvent, as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

Cost and availability of raw materials — Prices of certain materials can fluctuate significantly and availability of certain materials may be limited at times.

Prices of certain materials such as lumber, insulation, steel, drywall, oil based products and fuel can fluctuate significantly due to changes in demand and supply. Additionally, availability of certain materials such as drywall and insulation may be limited at times resulting in higher prices and/or the need to find alternative suppliers. We generally have been able to maintain adequate supplies of materials and to pass higher material costs on to our customers in the form of surcharges and base price increases. However, it is not certain that future price increases can be passed on to our customers without affecting demand or that limited availability of materials will not impact our production capabilities. The current credit crisis and its impact on the financial and housing markets may also impact our suppliers and affect the availability or pricing of materials.

Effect on liquidity — Industry conditions and our operating results have limited our sources of capital in the past. If we are unable to locate suitable sources of capital when needed we may be unable to maintain or expand our business.

We depend on our cash balances, our cash flows from operations and our senior secured credit agreement, as amended, (the “Credit Agreement”) to finance our operating requirements, capital expenditures and other needs. The downturn in the manufactured housing industry, combined with our operating results and other changes, has limited our sources of financing in the past. If our cash balances, cash flows from operations, and availability under our Credit Agreement are insufficient to finance our operations and alternative capital is not available, we may not be able to expand our business and make acquisitions, or we may need to curtail or limit our existing operations.

We have a significant amount of surety bonds and letters of credit representing collateral for our casualty insurance programs and for general operating purposes. The letters of credit are issued under our Credit Agreement. For additional detail and information concerning the amounts of our surety bonds and letters of credit, see Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of this Report. The inability to retain our current letter of credit and surety bond providers, to obtain alternative bonding or letter of credit sources or to retain our current Credit Agreement to support these programs could require us to post cash collateral, reduce the amount of cash available for our operations or cause us to curtail or limit existing operations.

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

Restrictive covenants — The terms of our debt place operating restrictions on us and contain various financial performance and other covenants with which we must remain in compliance. If we do not remain in compliance with these covenants, certain of our debt facilities could be terminated and the amounts outstanding thereunder could become immediately due and payable.

The documents governing the terms of our Credit Agreement contain financial and non-financial covenants that place restrictions on us. The terms of this agreement include covenants that, for the four quarters in 2009, require that we attain minimum levels of EBITDA and liquidity, and beginning in the first quarter of our 2010 fiscal year, allow for a maximum leverage limit and require minimum levels of interest coverage and fixed charge coverage. These and other non-financial covenants, to varying degrees, restrict our ability to:

•	make capital investments;

•	engage in new lines of business;

•	incur indebtedness, contingent liabilities, guarantees, and liens;

•	pay dividends or issue common stock;

•	redeem or refinance existing indebtedness;

•	redeem or repurchase common stock and redeem, repay or repurchase subordinated debt;

•	make investments in subsidiaries that are not subsidiary guarantors;

•	enter into joint ventures;

•	sell certain assets or enter into sale and leaseback transactions;

•	transfer cash between U.S. and foreign affiliates;

•	acquire, consolidate with, or merge with or into other companies; and

•	enter into transactions with affiliates.

If we fail to comply with any of these covenants, the lenders could cause our debt to become due and payable prior to maturity, or result in refinancing the related indebtedness under unfavorable terms. If our debt were accelerated, our assets might not be sufficient to repay our debt in full. As of January 3, 2009, we were in compliance with all Credit Agreement covenants.

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

To the extent we decide to reduce debt obligations or finance investments through the issuance of common stock or instruments convertible into common stock, our then existing common shareholders could experience dilution in their percentage ownership interests. We may seek additional sources of capital and financing in the future or issue securities in connection with retiring our outstanding indebtedness or making acquisitions, the terms of which could result in additional dilution. In addition, to remain in compliance with the continued listing standards of the NYSE, the Company may elect a reverse stock split. In the event of such action, there can be no guarantee the price of our stock will remain constant or proportional to the split and additional risks may exist related to market liquidity and market capitalization, among others.

Potential impairment charges — We have a significant amount of goodwill, amortizable intangible assets and property, plant and equipment which are subject to periodic review and testing for impairment.

A significant portion of our total assets at January 3, 2009 were comprised of goodwill, amortizable intangible assets, and property, plant and equipment. Under generally accepted accounting principles each of these assets is subject to periodic review and testing to determine whether the asset is recoverable or realizable. These tests require projections of future cash flows and estimates of fair value of the assets. Unfavorable trends in the industries in which we operate or in our operations, not unlike those we are currently experiencing, can affect these projections and estimates. Significant impairment charges, although not affecting cash flow, could have a material effect on our operating results and financial position. In addition, because our stock price has declined significantly, our current equity market capitalization has fallen below our book value. This situation, were it to continue, could result in impairment charges.

Operations in the U.K. — We have a significant investment in the U.K. We depend upon a few individually significant customers in our international segment. If we are unable to maintain relationships with our significant customers, our sales could decline and our operating results and cash flows could suffer. A reduction in government funding to our major customers, our inability to effectively compete in the U.K. or unfavorable changes in exchange rates could adversely affect the value of our investment in the U.K. and could significantly impact our U.K. revenues and earnings.

During 2008, approximately 64% of our international segment sales were, either directly or indirectly, to two large public sector (government) customers. If we are unable to maintain relationships with these customers or establish suitable replacement customer relationships, our operating results and cash flows could suffer. Caledonian’s two major customers rely on government funding for construction projects. Reduction in government funding to either of these two customers or unfavorable changes in the markets for hotels and residential structures could significantly impact Caledonian’s revenues and earnings.

The commercial construction market in the U.K. is very competitive. If we are unable to effectively compete in this environment our revenues and earnings could suffer.

Foreign exchange rates — Changes in foreign exchange rates could adversely affect the value of our investments in Canada and the U.K. and cause foreign exchange losses related to intercompany loans.

We have substantial investments in businesses in Canada and the U.K. Unfavorable changes in foreign exchange rates could adversely affect the value of our investment in these businesses.

We use intercompany loans between our U.S. and foreign subsidiaries to provide funds for acquisitions and other purposes. Fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound could result in foreign exchange transaction losses that will be reported in our statement of operations until such loans are repaid.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

All of our North American manufacturing facilities are one story with concrete floors and wood and steel superstructures and generally range from 80,000 to 150,000 square feet. Our five manufacturing facilities in the U.K. are comprised of seven plants that range from 48,000 to 100,000 square feet. We own all of our manufacturing facilities except as noted in the table below. We also own substantially all of the machinery and equipment used in our manufacturing facilities. We believe our plant facilities are generally well maintained and provide ample capacity to meet expected demand.

The following table sets forth certain information with respect to the 26 homebuilding facilities we were operating as of January 3, 2009 in the United States and Canada and the five manufacturing facilities in the U.K. All of the North American facilities are assembly-line operations.

United States

Arizona	Chandler*
California	Corona** Lindsay Woodland**
Colorado	Berthoud
Florida	Bartow* Lake City ***
Idaho	Weiser
Indiana	Topeka (2 plants)
Minnesota	Worthington
Nebraska	York
New York	Sangerfield****
North Carolina	Lillington Salisbury
Pennsylvania	Claysburg Ephrata Strattanville
Tennessee	Dresden**
Texas	Burleson
Virginia	Front Royal
Canada
Alberta	Medicine Hat Lethbridge*
British Columbia	Penticton Winfield*
Saskatchewan	Estevan
United Kingdom
Nottinghamshire	Newark (4 plants, 2 owned and 2 leased**)
East Yorkshire	Driffield**

*	Includes leased land.

**	Operating lease.

***	Includes facility leased under a capital lease and leased land.

****	Facility leased under a capital lease.

Substantially all of the U.S. manufacturing facilities we own are encumbered under first mortgages securing our Credit Agreement. Two of the facilities are encumbered under industrial revenue bond financing agreements and one facility is encumbered under a capital lease.

At January 3, 2009, we also owned 17 idle manufacturing facilities in 8 states. Eight of these idle facilities are permanently closed and are generally for sale.

At January 3, 2009, our retail segment headquarters and 14 retail sales offices in California were leased under operating leases. Sales office lease terms generally range from monthly to five years. Our corporate offices, which are located in Troy, Michigan, and other miscellaneous offices and properties, are also leased under operating leases. The lease term for our corporate offices is ten years ending in 2017.

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

There were no matters submitted to a vote of Champion’s security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

Champion’s common stock is listed on the New York Stock Exchange as ChampEnt and the Chicago Stock Exchange as Champ Enterprises and has a ticker symbol of “CHB” for both Exchanges. The high and low sale prices per share of the common stock as reported by Yahoo! Finance for each quarter of 2008 and 2007 were as follows:

	High	Low

2008
1st Quarter	$10.96	$7.15
2nd Quarter	11.42	5.68
3rd Quarter	7.88	2.84
4th Quarter	6.12	0.40
2007
1st Quarter	$10.34	$7.18
2nd Quarter	12.00	8.63
3rd Quarter	12.74	8.80
4th Quarter	14.59	7.84

As of February 16, 2009, the Company had approximately 3,600 shareholders of record and approximately 8,100 beneficial holders.

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

	Base Period
Company Name / Index	Dec. 03	Dec. 04	Dec. 05	Dec. 06	Dec. 07	Dec. 08
Champion Enterprises, Inc	$100.00	$168.62	$194.29	$133.52	$133.38	$8.99
S&P 500 Index	$100.00	$109.33	$112.61	$127.95	$133.18	$84.06
Peer Group	$100.00	$121.44	$117.71	$96.73	$70.40	$30.56

Equity Compensation Plan Information

The following table contains information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our equity compensation plans and agreements as of January 3, 2009 (shares in thousands):

			Number of Shares
			Remaining Available
			for Future Issuance
	Number of Shares to		Under Equity
	be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Outstanding Options,
Plan Category	Warrants, and Rights	Warrants, and Rights	Warrants, and Rights)

Equity Compensation Plans Approved by Shareholders	2,011	$2.06	2,683
Equity Compensation Plans and Agreements not Approved by
Shareholders(1)	39	$21.00	—

Total	2,050		2,683

(1)	Included in this Plan Category are the following:

1993 Management Stock Option Plan — This plan is no longer in effect other than for stock options that were previously granted and remain outstanding. Options representing 34,432 shares of common stock remain outstanding under this plan. The weighted-average exercise price of these options is $21.04.

Acquisitions — We granted stock options to certain employees of acquired businesses. Options representing 4,000 shares of common stock remain outstanding under these agreements and were granted at fair market value and vested over time. The weighted-average exercise price of these options is $20.63.

Item 6.	Selected Financial Information

Five-Year Highlights

	2008	2007	2006		2005	2004
	(Dollars and weighted average shares in thousands,
	except per share amounts)

Operations
Net sales
Manufacturing	$727,331	$941,945	$1,195,834		$1,190,819	$1,002,164
International	279,641	280,814	90,717		—	—
Retail	36,521	73,406	117,397		135,371	110,024
Less: Intercompany	(10,300)	(22,700)	(39,300)		(53,600)	(97,900)

Total net sales	1,033,193	1,273,465	1,364,648		1,272,590	1,014,288
Cost of sales	906,685	1,083,601	1,147,032		1,055,749	843,261

Gross margin	126,508	189,864	217,616		216,841	171,027
Selling, general and administrative expenses	130,756	158,142	154,534		151,810	129,096
Restructuring charges	10,683	3,780	1,200		—	3,300
Foreign currency transaction losses (gains)	10,536	(1,008)	—		—	—
Amortization of intangible assets	9,251	5,727	3,941		—	—
Mark-to-market (credit) charge for common stock warrant	—	—	—		(4,300)	5,500

Operating (loss) income	(34,718)	23,223	57,941		69,331	33,131
Loss on debt retirement	(608)	(4,543)	(398)		(9,857)	(2,776)
Net interest expense	(16,692)	(14,731)	(14,446)		(13,986)	(17,219)

(Loss) income from continuing operations before income taxes	(52,018)	3,949	43,097		45,488	13,136
Income tax expense (benefit)	147,442 (a)	(3,243)	(95,211	)(b)	3,300	(10,000	)(c)

(Loss) income from continuing operations	(199,460)	7,192	138,308		42,188	23,136
Loss from discontinued operations(d)	—	—	(16)		(4,383)	(6,125)

Net (loss) income	$(199,460)	$7,192	$138,292		$37,805	$17,011

Diluted earnings (loss) per share:
(Loss) income from continuing operations	$(2.57)	$0.09	$1.78		$0.54	$0.29
Loss from discontinued operations(d)	—	—	—		(0.06)	(0.08)

Diluted (loss) income per share	$(2.57)	$0.09	$1.78		$0.48	$0.21

Weighted shares for diluted EPS	77,700	77,719	77,578		76,034	71,982

Financial Information
Cash flows (used for) provided by continuing operating activities	$(16,030)	$80,305	$59,874		$38,406	$(7,319)
Cash flows provided by (used for) discontinued operations	124	62	1,201		15,438	(1,976)
Depreciation and amortization	22,478	20,063	17,943		10,738	10,209
Capital expenditures	12,179	10,201	17,582		11,785	8,440
Net property, plant and equipment	96,863	116,984	112,527		91,173	80,957
Total assets	645,009	1,022,223	800,615		566,654	517,042
Long-term debt	300,851	342,897	252,449		201,727	200,758
Redeemable convertible preferred stock	—	—	—		—	20,750
Shareholders’ equity	86,823	319,846	301,762		147,305	77,300
Per outstanding share (unaudited)	$1.12	$4.14	$3.95		$1.94	$1.07
Other Statistical Information (Unaudited)
Number of employees at year end	4,100	6,500	7,000		7,400	6,800
Homes sold
Manufacturing	11,406	15,346	21,126		23,960	22,978
Retail — new	218	375	629		748	687
Manufacturing multi-section mix	68%	77%	80%		79%	85%

Certain amounts have been reclassified to conform to current period presentation.

(a)	Included a non-cash tax charge of $164.5 million to provide a valuation allowance for 100% of our U.S. deferred tax assets.

(b)	Included a non-cash tax benefit of $101.9 million from the reversal of the deferred tax asset valuation allowance.

(c)	As a result of the finalization of certain tax examinations, the allowance for tax adjustments was reduced by $12 million.

(d)	Discontinued operations consisted of 66 retail lots that were closed or sold in 2004 and 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading producer of factory-built housing in the United States and western Canada. As of January 3, 2009, we operated 21 homebuilding facilities in 14 states in the U.S. and five facilities in three provinces in western Canada. As of January 3, 2009, our homes were sold through more than 1,600 independent sales centers, builders, and developers across the U.S. and western Canada. Approximately 725 of our independent retailer locations were members of our Champion Home Centers (“CHC”) retail distribution network. As of January 3, 2009, our homes were also sold through 14 Company-owned sales offices in California. We are also a leading modular builder in the United Kingdom, where we operate five manufacturing facilities and construct steel-framed modular buildings for use as prisons, military accommodations, hotels and residential units, among other applications.

We made one acquisition during both 2008 and 2007 and three acquisitions during 2006. These acquisitions were part of our strategy to grow and diversify our revenue base with a focus on increasing our modular homebuilding presence in the U.S. and to seek factory-built construction opportunities outside of the U.S. Results of operations for these acquisitions are included in our consolidated results for periods subsequent to their respective acquisition dates.

On February 29, 2008, we acquired 100% of the capital stock of U.K. based ModularUK Building Systems Limited (“ModularUK”) for a nominal initial cash payment and the assumption of approximately $4.2 million of debt. ModularUK is located in East Yorkshire, U.K. and is a producer of steel-framed modular buildings serving the healthcare, education and commercial sectors. The results of operations of ModularUK are included in our results from operations and in our international segment for periods subsequent to its acquisition date.

On December 21, 2007, we acquired substantially all of the assets and the business of SRI Homes Inc., (“SRI”) for cash payments of approximately $96.2 million, a note payable of $24.5 million (CAD) (approximately $24.5 million USD at acquisition date) and assumption of the operating liabilities of the business. SRI is a leading producer of homes in western Canada that operates three manufacturing plants in the provinces of Alberta, British Columbia and Saskatchewan. The results of operations of SRI are included in our results from operations and in our manufacturing segment for periods subsequent to its acquisition date.

On April 7, 2006, we acquired 100% of the capital stock of U.K. based Calsafe Group (Holdings) Limited and its operating subsidiary Caledonian Building Systems Limited (“Caledonian”), for approximately $100 million in cash, plus potential contingent purchase price up to approximately $6.4 million and additional potential contingent consideration to be paid over four years. Caledonian and ModularUK together with their five manufacturing facilities in the U.K. comprise our international manufacturing segment (the “international segment”).

On July 31, 2006, we acquired certain of the assets and the business of North American Housing Corp. and an affiliate (“North American”) for approximately $31 million in cash plus assumption of certain operating liabilities. North American is a modular homebuilder that operates manufacturing facilities in Virginia. On March 31, 2006, we acquired 100% of the membership interests of Highland Manufacturing Company, LLC (“Highland”), a manufacturer of modular and HUD-code homes that operates one plant in Minnesota, for cash consideration of approximately $23 million. North American and Highland are included in our manufacturing segment.

Adverse conditions have existed in the manufactured housing industry and the broader housing market in the U.S. for several years, including limited availability of consumer financing, excess inventories of new and pre-owned homes, increasing foreclosure rates and pressure on selling prices. Our manufacturing and retail segments continue to be affected by these challenging conditions in the U.S. Since the beginning of 2006 we have closed twelve U.S. manufacturing plants, including three plants in 2008, and reduced headcount at most of our operating plants. Since the beginning of 2007 our retail operations in California have reduced the number of sales centers operated by three and reduced inventories by approximately 17%, excluding the effects of inventory write downs. During the third and fourth quarters of 2008, as the credit crisis deepened, conditions in the housing and financial markets worsened and negatively impacted the overall economy in the U.S. and elsewhere. These conditions led to lower sales throughout our U.S. operations for the year ended January 3, 2009. As a result of falling home prices and competitive conditions in the California housing market, in 2008 we wrote down our retail inventories of park spaces and homes by $14.1 million, including $6.3 million in the fourth quarter of 2008. In addition, since October 2008 we have reduced our corporate office headcount by 53 positions, or over 40%, and curtailed or eliminated various marketing and information technology projects and other expenditures, resulting in projected annualized cost savings of approximately $13 million.

Excluding homes sold to FEMA in 2006 and 2005, annual industry shipments of HUD-code homes averaged 109,500 homes during the last five years as compared to 373,000 homes in 1998. Industry shipments of HUD-code homes totaled 81,900 homes in 2008, a decline of 14.5% from 95,800 homes in 2007, and the lowest annual volume in 50 years. Industry shipments of modular homes in the U.S. for the first 9 months of 2008 totaled 17,100 homes, a 30.8% reduction from shipments in the comparable period of 2007. Our total shipments of homes in the U.S. in 2008 were down 33.8% from shipments in 2007. Meanwhile, our manufacturing segment’s Canadian operations, with the acquisition of SRI, enjoyed strong sales volumes and relatively high levels of unfilled orders during the first half of 2008. However, incoming order rates and sales volume weakened in Canada during the second half of the year. Total homes sold in Canada in 2008, including those produced in the U.S., increased 42.5% over the number sold in 2007, while homes sold by our Canadian operations increased 61.4% over the number sold in 2007.

Our international segment experienced a strong first half in 2008 with revenues totaling $181 million driven by prison projects with a significant amount of site-work. Second half sales volume declined to $99 million, following substantial completion of many of the prison projects and a weakening economy in the U.K. that was impacted by the global credit crisis. International segment income in 2008 of $16.3 million was 6% lower than in 2007. Segment income in 2007 was reduced by $6.4 million of expense in connection with the earn out provisions of the 2006 Caledonian acquisition while 2008 included no such earn out expense. This decline in segment income before earn out expense was driven primarily by higher general and administrative expenses.

Our loss before income taxes for the year ended January 3, 2009 was $52.0 million versus income of $3.9 million in 2007. Compared to 2007, our 2008 manufacturing segment income declined $27.1 million or nearly 67% on a 23% decline in sales despite the inclusion of SRI. Results in 2008 also included $10.7 million of restructuring charges, primarily in the manufacturing segment, retail inventory write downs totaling $14.1 million and foreign currency transaction losses of $10.5 million related to intercompany loans. Results in 2007 included manufacturing segment restructuring charges totaling $3.8 million, a loss on debt retirement of $4.5 million and a compensation charge of $6.4 million in the international segment as a result of a contingent purchase price or “earn out” arrangement related to the acquisition of Caledonian.

Effective September 27, 2008, we provided a valuation allowance for 100% of our U.S. deferred tax assets, resulting in a non-cash tax charge of approximately $150.8 million in the third quarter and $164.5 million for the full year.

In February 2008, our manufacturing facility in Henry, TN was destroyed by fire. The net book value of plant, equipment and inventory of the Henry plant at February 2, 2008 was approximately $3.3 million. We are fully insured through our property insurance coverage, subject to a $250,000 deductible. In August 2008, we commenced operations in a leased facility in Dresden, TN, as a temporary replacement of the destroyed plant.

We continue to focus on matching our factory-built housing manufacturing capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing capacity and will make further adjustments as deemed necessary.

Results of Operations

Consolidated Results

				08 vs 07	07 vs 06
	2008	2007	2006	% Change	% Change
	(Dollars in thousands)

Net sales
Manufacturing segment	$727,331	$941,945	$1,195,834	(23)%	(21)%
International segment	279,641	280,814	90,717	—	210%
Retail segment	36,521	73,406	117,397	(50)%	(37)%
Less: intercompany	(10,300)	(22,700)	(39,300)	(55)%	(42)%

Total net sales	$1,033,193	$1,273,465	$1,364,648	(19)%	(7)%

Gross margin	$126,508	$189,864	$217,616	(33)%	(13)%
Selling, general and administrative expenses	130,756	158,142	154,534	(17)%	2%
Restructuring charges	10,683	3,780	1,200	183%	215%
Foreign currency transaction losses (gains)	10,536	(1,008)	—	—	—
Amortization of intangible assets	9,251	5,727	3,941	62%	45%

Operating (loss) income	(34,718)	23,223	57,941	(249)%	(60)%
Loss on debt retirement	608	4,543	398	(87)%	1041%
Interest expense, net	16,692	14,731	14,446	13%	2%

(Loss) income before income taxes	$(52,018)	$3,949	$43,097	—	(91)%

As a percent of net sales Gross margin	12.2%	14.9%	15.9%
SG&A	12.7%	12.4%	11.3%
Operating (loss) income	(3.4%)	1.8%	4.2%
(Loss) income before income taxes	(5.0%)	0.3%	3.2%

Consolidated results of operations 2008 versus 2007 analysis

Consolidated net sales for the year ended January 3, 2009 decreased $240.3 million from the comparable period of 2007 due to lower manufacturing and retail segment sales, despite the inclusion of SRI in 2008. International segment sales in 2008, measured in British pounds, increased 6.6% over sales in 2007, but due to changes in exchange rates, sales are down slightly as expressed in U.S. dollars in 2008.

Gross margin for the year ended January 3, 2009 decreased $63.4 million from 2007 primarily as a result of lower sales in the manufacturing segment, excluding SRI, lower retail segment sales and the $14.1 million write-down of inventory in the retail segment. These decreases were partially offset by gross margin from SRI in 2008. Selling, general and administrative expenses (“SG&A”) for the year ended January 3, 2009 decreased $27.4 million from 2007, due to lower SG&A at the manufacturing segment, excluding SRI, resulting from decreased sales and fewer plants in operation and lower SG&A at the retail segment and in general corporate expenses. These SG&A reductions were partially offset by the SG&A at SRI.

Restructuring charges are discussed below in the section titled “Restructuring Charges”. Interest expense, net is discussed below in the section titled “Interest Income and Interest Expense”.

Foreign currency transaction gains and losses are related to intercompany loans between certain of our U.S. and foreign subsidiaries that are expected to be repaid and result from the effects of changes in exchange rates on loans that are denominated in Canadian dollars and British pounds.

Amortization expense for the year ended January 3, 2009 increased $3.5 million from the comparable period of 2007 due to amortization expense related to intangible assets from the SRI acquisition, partially offset by the effects of foreign exchange rate changes on amortizable intangible assets in the U.K. The loss on debt retirement in 2008 is primarily due to the prepayment of $13.1 million and $10.4 million of borrowings under the Sterling Term Loan and the Term Loan, respectively. The loss on debt retirement in 2007 was primarily due to the early redemption of $75.6 million of our Senior Notes due 2009 (the “Senior Notes”).

The inclusion of SRI’s results for the year ended January 3, 2009 contributed sales and operating income to our consolidated results for the period. On a proforma basis, assuming we had owned SRI as of the beginning of 2007, consolidated net sales and operating income for the year ended December 29, 2007, would have been $1,375.2 million and $41.8 million, respectively.

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

SG&A for 2007 increased slightly compared to 2006 primarily as a result of incremental SG&A from full year results of the 2006 acquisitions and the effects of higher sales in the international segment, partially offset by reduced variable SG&A in the manufacturing and retail segments due to lower sales. Additionally, in 2007 the international segment SG&A included a compensation charge of $6.4 million related to a contingent purchase price or “earn out” arrangement for the acquisition of Caledonian. In 2007, SG&A was reduced by net gains of $1.2 million, primarily from the sale of two idle plants. In 2006, SG&A was reduced by net gains of $4.7 million, primarily from the sale of investment property and five idle plants.

Results in 2007 included amortization expense of $5.7 million compared to $3.9 million in 2006, as a result of recording a full year of amortization of intangible assets relating to the 2006 and 2005 acquisitions. The loss on debt retirement in 2007 was primarily due to the early redemption of $75.6 million of our Senior Notes due 2009.

In comparing 2007 consolidated results to 2006 results, net sales and operating income for the 2006 acquisitions were included in 2006 consolidated results based on their respective acquisition dates and not for an entire year. On a proforma basis, assuming we had owned these acquisitions during the entire year ended December 30, 2006, consolidated net sales and operating income in 2007 would have decreased by 11% and 65%, respectively, versus the prior year proforma amounts, as compared to decreases of 7% and 60%, respectively, reported in the table above.

Restructuring Charges

During 2008, we incurred charges totaling $11.0 million from the closure of two U.S. manufacturing plants, the restructuring of the manufacturing segment, which included the elimination of two regional offices, and the reduction of our corporate headcount by 45 positions. Restructuring charges in 2008 totaling $10.7 million consisted of fixed asset impairment charges of $7.0 million and severance costs of $3.7 million. Other plant closing charges in the period, which are included in cost of sales, consisted of $0.3 million for the write down of closed plant inventories. Of the total charges, $1.1 million of the severance costs are included in general corporate expenses and $9.9 million of the costs and charges are included in the results of the manufacturing segment.

During 2008, we paid $3.1 million of accrued restructuring costs. As of January 3, 2009, accrued but unpaid restructuring costs totaled $1.0 million and consisted of severance costs totaling $0.9 million and warranty costs totaling $0.1 million.

During 2007, we incurred charges totaling $4.9 million from the closure of two U.S. homebuilding plants. Restructuring charges totaling $3.8 million consisted of fixed asset impairment charges of $2.0 million and severance costs totaling $1.8 million. Other plant closing charges that are included in cost of sales consisted of inventory write downs of $0.6 million and additional warranty accruals of $0.5 million. During 2006, we recorded restructuring charges for the closure of one U.S. manufacturing plant consisting of a $1.2 million fixed asset impairment charge. Also in 2006, the accrual for closed plant warranty costs was reduced by $1.0 million due to favorable experience for plants previously closed. See additional discussion of restructuring charges in Note 6 of “Notes to Consolidated Financial Statements” in Item 8 of this Report.

Impairment Tests for Goodwill

For the years ended January 3, 2009, December 29, 2007 and December 30, 2006, we performed our annual impairment tests for goodwill in the fourth quarter of each year and concluded no impairment existed for the carrying value of goodwill.

(Loss) income before income taxes

The segment components of (loss) income before income taxes are as follows:

		% of		% of		% of
	2008	Related Sales	2007	Related Sales	2006	Related Sales
	(Dollars in thousands)

Manufacturing segment income	$13,054	1.8%	$40,106	4.3%	$81,600	6.8%
International segment income	16,266	5.8%	17,393	6.2%	5,634	6.2%
Retail segment (loss) income	(18,163)	(49.7)%	1,911	2.6%	7,636	6.5%
General corporate expenses	(26,788)		(31,799)		(32,488)
Amortization of intangible assets	(9,251)		(5,727)		(3,941)
Foreign currency translation (losses) gains	(10,536)		1,008		—
Loss on debt retirement	(608)		(4,543)		(398)
Interest expense, net	(16,692)		(14,731)		(14,446)
Intercompany profit elimination	700		331		(500)

(Loss) income before income taxes	$(52,018)	(5.0)%	$3,949	0.3%	$43,097	3.2%

Segment results, general corporate expenses, interest expense, net, and income taxes are discussed below. Amortization of intangible assets, foreign currency transaction losses, loss on debt retirement and restructuring are discussed above.

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

Manufacturing Segment

We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses. Results of the manufacturing segment for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 are summarized as follows:

				08 vs 07	07 vs 06
				%	%
	2008	2007	2006	Change	Change

Manufacturing segment net sales (in thousands)	$727,331	$941,945	$1,195,834	(23)%	(21)%
Manufacturing segment income (in thousands)	$13,054	$40,106	$81,600	(67)%	(51)%
Manufacturing segment margin%	1.8%	4.3%	6.8%
HUD-code home shipments	6,399	9,971	15,341	(36)%	(35)%
U.S. modular home and unit shipments	2,507	3,670	4,574	(32)%	(20)%
Canadian home shipments	2,332	1,637	1,132	42%	45%
Other shipments	168	68	79	147%	(14)%

Total homes and units sold	11,406	15,346	21,126	(26)%	(27)%
Floors sold	20,177	29,233	40,521	(31)%	(28)%
Multi-section mix	68%	77%	80%
Average unit selling price, excluding delivery	$56,100	$55,100	$51,800	2%	6%
Manufacturing facilities at year end	26	29	30

Manufacturing segment 2008 versus 2007 analysis

Manufacturing net sales for the year ended January 3, 2009 decreased 23% from net sales in the year ended December 29, 2007 primarily driven by a reduction in the number of homes we sold due to seven plant closures in the U.S. since the beginning of 2007, the loss of our Henry, TN plant from a fire in February 2008 and lower sales at the same plants operated a year ago. Partially offsetting these decreases was the inclusion in 2008 of sales from SRI. Average manufacturing selling prices increased in 2008 as compared to 2007 as a result of product mix, including the impact of higher priced SRI homes. In July 2008 a plant was temporarily reopened in Topeka, IN to fill the large seasonal backlog in the Midwest. This plant was idled again at the end of October 2008. In August 2008 we commenced operations in a leased facility in Dresden, TN as a temporary replacement for the Henry, TN plant that was lost to a fire in February 2008. In December 2008, we temporarily idled a plant in Boones Mill, VA. Overall, difficult U.S. housing market conditions continued throughout 2008 and resulted in lower sales volumes at most of our plants.

Manufacturing segment income for the year ended January 3, 2009 decreased 67% from the year ended December 29, 2007 primarily from lower sales at our same plants operating a year ago and charges totaling $9.3 million in the first quarter of 2008 resulting from the announced closure of two manufacturing facilities and two regional offices. Partially offsetting these decreases were the inclusion of income from SRI and plant cost reduction initiatives including headcount reductions. Market conditions during the period resulted in low levels of unfilled orders at most of our plants and production inefficiencies caused by under utilized factory capacity. Our plants operated at 43% of capacity for the year ended January 3, 2009 compared to 54% for the year ended December 29, 2007. Results for year ended December 29, 2007 included charges totaling $4.7 million for the closure of two plants and a net gain of $0.6 million, primarily from the sale of one idle plant.

The plant closures announced in the first quarter of 2008 included one in Oregon and one in Indiana. Operations at the closed Indiana plant were consolidated at our other Indiana homebuilding complex. The Indiana closure was the final of four plants at a complex where the other three plants had been previously idled. Charges for the plant closures in the first quarter of 2008 totaling $9.3 million consisted of fixed asset impairment charges of $7.0 million, severance costs totaling $2.0 million and an inventory write-down of $0.3 million. Severance costs included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations. During the year ended December 29, 2007 we closed one plant in Pennsylvania and our one remaining plant in Alabama. The plant closings in 2007 resulted in severance costs totaling $1.8 million, fixed asset impairment charges of $1.8 million, inventory write-downs of $0.4 million and additional warranty charges of $0.5 million. Severance costs were related to the termination of substantially all 356 employees at the two closed plants and included payments required under the Worker Adjustment and Retraining Notification Act.

Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at January 3, 2009 totaled approximately $7 million for the 26 plants in operation compared to $40 million at September 27, 2008 for the 26 plants in operation and $56 million at December 29, 2007 for the 29 plants in operation. Other than one location, our plants are currently operating with one week or less of unfilled orders.

The inclusion of SRI’s results for the year ended January 3, 2009 contributed sales and segment income to our manufacturing segment results. On a proforma basis, assuming we had owned SRI as of the beginning of 2007, manufacturing net sales and segment income for the year ended December 29, 2007, would have been $1,043.7 million and $63.2 million, respectively.

Manufacturing segment 2007 versus 2006 analysis

Manufacturing net sales for the year ended December 29, 2007 decreased 21% from net sales in the year ended December 30, 2006 driven by a reduction in the number of homes we sold. Partially offsetting these decreases were higher average selling prices in 2007 and the inclusion of incremental full year sales from Highland and North American in 2007 results. Sales in 2006 included approximately $23.0 million of non-recurring revenue from the sale of 627 homes to FEMA in the first quarter. Difficult U.S. housing markets throughout 2007 contributed to lower sales volumes at most of our U.S. plants. Average manufacturing selling prices increased in 2007 as compared to 2006 as a result of product mix and the inclusion of sales to FEMA at a lower average selling price in 2006. Product mix in 2007 included a greater proportion of sales of higher priced modular homes and Canadian homes, partially offset by the sales of fewer large, higher priced military housing units.

Manufacturing segment income for the year ended December 29, 2007 decreased $41.5 million from the year ended December 30, 2006 primarily driven by poor results in the first and fourth quarters of 2007 when manufacturing segment income declined $25.9 million and $11.6 million, respectively, from the comparable quarters of 2006. Our plants operated at only 46% of capacity for the first quarter and 52% of capacity in the fourth quarter of 2007, resulting in production inefficiencies and an increase in production downtime. These conditions prompted the closure of four manufacturing plants in the U.S. during 2007, resulting in plant closing charges totaling $4.9 million for two of the closures. Results for the year ended December 29, 2007 included a net gain of $0.6 million, primarily from the sale of two idle plants. Results for the year ended December 30, 2006 included net gains of $4.7 million, primarily from the sale of investment property in Florida and five idle plants and restructuring charges of $1.2 million related to the closure of one plant.

The inclusion of the 2006 acquisitions in manufacturing segment results since their respective acquisition dates contributed to an increase in net sales and segment income during the year ended December 29, 2007 over the year ended December 30, 2006. On a proforma basis, assuming we had owned these companies for all of 2006, manufacturing segment net sales and segment income for the year ended December 29, 2007 would have decreased by 23% and 52%, respectively, versus proforma amounts for the year ended December 30, 2006, compared to decreases of 21% and 51%, respectively, reported in the table above.

Although orders from retailers can be cancelled at any time without penalty and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing segment orders for homes at December 29, 2007 totaled approximately $56 million for the 29 plants in operation (including the acquired SRI plants) compared to $36 million at December 30, 2006 for the 30 plants in operation. Unfilled orders were concentrated primarily at nine manufacturing locations. The majority of our other plants were operating with one week or less of unfilled orders.

International Segment

We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses. Results of the international segment for the years ended January 3, 2009 and December 29, 2007 and the period from April 7, 2006 (date of acquisition) to December 30, 2006 are summarized as follows:

				08 vs 07	07 vs 06
				%	%
	2008	2007	2006	Change	Change

International segment net sales (in thousands)	$279,641	$280,814	$90,717	—	210%
International segment income (in thousands)	$16,266	$17,393	$5,634	(6)%	209%
International segment margin	5.8%	6.2%	6.2%

International segment 2008 versus 2007 analysis

International segment net sales for the year ended January 3, 2009 decreased by $1.2 million from the comparable period of 2007. The weakening of the British pound versus the U.S. dollar during the last five months of 2008 resulted in a reduction in sales and segment income totaling $17.7 million and $1.0, respectively, as compared to 2007. Results in 2008 included ten months of operations from ModularUK, which was acquired on February 29, 2008. In 2008, approximately 64% of revenue was derived from prison and military accommodations projects. Segment gross margin as a percent of sales in 2008 was slightly higher than in 2007 on similar revenue. SG&A in 2008 increased over 2007. During 2008, investments in SG&A to support and grow the business impacted segment income, in addition to $0.6 million of compensation expense for contingent consideration related to the ModularUK acquisition. During 2007, compensation expense of $6.4 million was recorded related to contingent “earn out” provisions of the Caledonian purchase agreement. Also in 2007, income of $2.1 million was recognized in SG&A for the settlement of business interruption and property damage claims related to a flood that occurred in June 2007. These changes, in addition to the foreign exchange rate effect, resulted in a decrease in segment income in 2008 of $1.1 million versus 2007.

In connection with the acquisition of ModularUK, we entered into a lease agreement for three additional buildings near Driffield, East Yorkshire, which is approximately 60 miles from Caledonian’s existing operations. ModularUK relocated its operations to Driffield during the third quarter and is operating in two of the buildings. The Driffield facility will also provide additional manufacturing capacity for Caledonian.

Firm contracts and orders pending contracts under framework agreements totaled approximately $150 million at January 3, 2009, compared to $235 million at September 27, 2008. Approximately half of the reduction was due to the change in foreign exchange rates, while the other half was the result of project completions in the fourth quarter and minimal incoming orders. Approximately 42% of these orders are scheduled to be built after 2009. It is not currently known the extent to which current financial and economic conditions in the U.K. will affect the availability of public and private funding, the lack of which could result in the delay or cancellation of current or pending contracts.

International segment 2007 versus 2006 analysis

Sales for 2007 increased over 2006 primarily due to increased prison projects, which generally include a higher proportion of revenues from non-factory site-work than other projects. Increased military projects and the effects of the strengthening British pound versus the U.S. dollar also contributed to the sales increase in 2007. The international segment results for 2006 included only nine months due to the acquisition date of April 7, 2006. Approximately $17 million of the revenue increase resulted from changes in foreign exchange rates. For 2007, approximately 82% of international segment revenue was derived from prison and military projects. The balance of revenue was attributable to residential and hotel projects. During the second half of 2007, revenues from site-work exceeded revenues from factory production.

During the fourth quarter of 2007, upon the attainment of certain levels of performance, the segment accrued a $13.3 million obligation relating to contingent purchase price or “earn out” provisions of the Caledonian purchase agreement. Under U.S. generally accepted accounting principles, $6.9 million was recorded as additional purchase price thereby increasing goodwill, and $6.4 million was recorded as compensation expense.

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

Segment income in 2007, as a percent of sales, was equal to 2006. However, excluding the “earn out” compensation charge the segment income percent for 2007 would have been 8.5%. This improvement resulted from higher production levels, favorable product mix, the mix of factory production revenue versus site-work revenue and the stage of completion of the projects. Approximately $1.1 million of the increase in segment income resulted from changes in foreign exchange rates. Firm contracts and orders pending contracts under framework agreements totaled approximately $250 million at December 29, 2007, compared to approximately $225 million at December 30, 2006.

Retail Segment

The retail segment sells manufactured houses to consumers throughout California. We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses. Results of the retail segment for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 are summarized as follows:

				08 vs 07	07 vs 06
				%	%
	2008	2007	2006	Change	Change

Retail segment net sales (in thousands)	$36,521	$73,406	$117,397	(50)%	(37)%
Retail segment (loss) income (in thousands)	$(18,163)	$1,911	$7,636	(1050)%	(75)%
Retail segment margin %	(49.7%)	2.6%	6.5%
New homes retail sold	218	375	629	(42)%	(40)%
% Champion-produced new homes sold	89%	88%	86%
New home multi-section mix	98%	98%	97%
Average new home retail selling price	$162,500	$191,700	$184,600	(15)%	4%
Sales centers at period end	14	17	16

Retail segment 2008 versus 2007 analysis

The current global credit crisis has significantly affected the financial markets, which in turn has exacerbated weak conditions in the California housing market in which we operate. Retail segment sales for the year ended January 3, 2009 decreased 50% versus the comparable period of 2007 primarily due to these conditions. Additionally, a company that provided financing to a significant number of buyers of our homes in California ceased operations at the beginning of the second quarter. As a result, our retail operations and its customers were unable to find suitable financing for many potential transactions. We are currently seeking other local and national lenders to finance our retail sales. However the current credit crisis has restricted financing availability. Market conditions have resulted in a shift away from sales of higher priced homes to the retiree market and toward sales of more moderately priced homes in family communities. These factors have resulted in selling fewer homes and in sales at a lower average selling price per home. Additionally, during 2008, we have been liquidating aged inventory at lower prices.

The retail segment loss for the year ended January 3, 2009 was caused by lower gross profit from lower sales and from inventory write downs totaling $14.1 million. These write downs were driven by declining housing prices and park space values and competitive conditions in California. In addition we have lowered selling prices in an effort to reduce inventories and inventory carrying costs.

SG&A costs in 2008 have declined proportionally less than the significant decrease in sales because of the fixed nature of certain SG&A costs. During the year ended January 3, 2009, we closed three sales offices to reduce costs and are servicing the related inventory from other sales locations.

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

General Corporate Expenses

General corporate expenses for 2008 declined approximately $5.0 million as compared to 2007 primarily as a result of lower incentive and stock based compensation costs, and to a lesser degree, as a result of headcount reductions and other cost cuts implemented in October 2008.

General corporate expenses for 2007 declined $0.9 million, or 3%, from the amount in 2006, primarily as a result of lower information technology costs, partially offset by higher financing related costs and professional fees.

Interest Income and Interest Expense

Interest expense in 2008 was comparable to 2007 as a result of higher average debt balances but lower average interest rates resulting from the issuance of $180 million of 2.75% convertible debt in November 2007 and a net reduction of $90 million of debt in the fourth quarter of 2007 with interest rates that averaged 7.7%. Interest expense for 2008 also included interest at 8.33% on the $24.0 million (CAD) note issued in connection with our SRI acquisition that was paid in full in June 2008. Interest income for 2008 was lower than in 2007 due to lower average invested cash balances and lower interest rates.

Interest expense in 2007 was higher than in 2006 primarily due to higher interest rates and slightly higher average debt in 2007. Interest income for 2007 was slightly higher than the comparable period of 2006 due to lower cash investment balances offset by higher interest rates.

Income Taxes

Income taxes 2008 versus 2007 analysis

During the third quarter of 2008, we provided a valuation allowance for 100% of our U.S. deferred tax assets. SFAS No. 109 “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” SFAS No. 109 further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years,” and places considerably more weight on historical results and less weight on future projections. Although we had U.S. pretax income in 2005 and 2006 totaling approximately $71 million, we have cumulative U.S. pretax losses totaling approximately $78 million for the years 2006 through 2008. Current conditions in the housing and credit markets and the general economy in the U.S. continue to present significant challenges to returning our U.S. operations to profitability. In the absence of specific favorable factors, application of SFAS No. 109 requires a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years. Accordingly, after consideration of these factors, effective September 27, 2008, we provided a valuation allowance for 100% of our U.S. deferred tax assets resulting in a non-cash tax charge of approximately $150.8 million in the third quarter and $164.5 million for the full year.

In addition to the $164.5 million tax charge related to the valuation allowance, the tax provision for the year ended January 3, 2009, also included the tax benefit of the U.S. loss and foreign income tax expense of $9.6 million related to the our operations in Canada and the United Kingdom.

During periods when we have a valuation allowance for 100% of our U.S. deferred tax assets, our income tax provisions will be comprised of income taxes on results of our foreign operations and no tax expense or benefit for our U.S. results except for state income taxes payable in cash and a deferred tax expense related to amortization of certain goodwill for tax purposes.

As of January 3, 2009, we had available U.S. federal net operating loss (“NOL”) carryforwards of approximately $346 million for tax purposes to offset certain future federal taxable income that expire in 2023 through 2028. As of January 3, 2009, we had state NOL carryforwards of approximately $270 million available to offset future state taxable income that expire primarily in 2016 through 2028.

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

As of December 29, 2007, we had NOL carryforwards of approximately $233 million for U.S. federal tax purposes available to offset certain future U.S. taxable income that expire in 2023 through 2027. As of December 29, 2007, we had state net NOL carryforwards of approximately $211 million available to offset future state taxable income that expire primarily in 2016 through 2027.

Results of Fourth Quarter 2008 Versus 2007

			%
	2008	2007	Change
	(Dollars in thousands,
	except average selling prices)

Net sales:
Manufacturing segment	$139,511	$223,951	(37.7)%
International segment	41,886	92,110	(54.5)%
Retail segment	7,464	15,749	(52.6)%
Less: intercompany	(1,000)	(6,200)	—

Total net sales	$187,861	$325,610	(42.3)%

Gross margin	$16,401	$45,083	(63.6)%
Selling, general and administrative expenses	25,803	45,534	(43.3)%
Foreign currency transaction losses (gains)	8,685	(1,008)	—
Amortization of intangible assets	2,054	1,454	41.3%
Restructuring charges	1,212	2,659	(54.4)%

Operating loss	(21,353)	(3,556)	500.5%
Loss on debt retirement	608	4,543	(86.6)%
Interest expense, net	4,633	3,115	48.7%

Loss before income taxes	$(26,594)	$(11,214)	137.1%

Manufacturing segment (loss) income	$(271)	$2,565	(110.6)%
International segment income	1,315	3,449	(61.9)%
Retail segment loss	(7,172)	(316)	—
General corporate expenses	(4,986)	(8,439)	(40.9)%
Amortization of intangible assets	(2,054)	(1,454)	41.3%

			%
	2008	2007	Change
	(Dollars in thousands,
	except average selling prices)

Loss on debt retirement	(608)	(4,543)	(86.6)%
Interest expense, net	(4,633)	(3,115)	48.7%
Foreign currency transaction (losses) gains	(8,685)	1,008	—
Intercompany profit elimination	500	(369)	—

Loss before income taxes	$(26,594)	$(11,214)	137.1%

As a percent of net sales
Gross margin	8.7%	13.8%
SG&A	13.7%	14.0%
Loss before income taxes	(14.2%)	(3.4)%
Manufacturing segment margin%	(0.2%)	1.1%
International segment margin%	3.1%	3.7%
Retail segment margin%	(96.1%)	(2.0)%
Manufacturing segment
HUD-code home shipments	1,411	2,251	(37.3)%
U.S. modular home and unit shipments	502	921	(45.5)%
Canadian home shipments	414	422	(1.9)%
Other shipments	38	17	123.5%

Total homes and units sold	2,365	3,611	(34.5)%
Floors sold	4,126	6,697	(38.4)%
Mutli-section mix	67%	75%	(10.7)%
Average unit selling price, excluding delivery	$53,900	$55,700	(3.2)%
Retail segment
New homes retail sold	50	80	(37.5)%
% Champion-produced new homes sold	84%	93%
New home multi-section mix	94%	98%
Average new home retail selling price	$147,800	$194,600	(24.0%)

Net sales for the fourth quarter of 2008 decreased by 42% from the fourth quarter of 2007 due to sales reductions in each of the segments, despite the inclusion of SRI and ModularUK that were not in 2007’s fourth quarter results because of their acquisition dates. The manufacturing and retail segments were impacted significantly by the financial and economic crises and the effects on the housing and credit markets. In the fourth quarter of 2007, the international segment was building for a large number of prison projects that were subsequently completed in 2008. In addition, changes in foreign exchange rates caused a reduction in international sales of approximately $12 million for the quarter.

Gross margin for the fourth quarter of 2008 decreased $28.7 million or 64% from the comparable period of 2007, due primarily to the decline in sales and to an inventory write down of $6.3 million at the retail segment due to falling home prices and park space values and challenging housing market conditions in California. In the fourth quarter of 2008, our manufacturing segment plants operated at only 36% of capacity resulting in production inefficiencies, an increase in production downtime and lower coverage of fixed costs which negatively impacted the manufacturing segment’s gross margin. For the same period in 2007, our manufacturing segment plants operated at 52%.

SG&A for the fourth quarter of 2008 decreased $19.7 million or 43% from the fourth quarter of 2007. Manufacturing segment SG&A in the 2008 quarter was significantly lower due to operating fewer plants and reduced headcounts. The international segment SG&A was significantly lower in the fourth quarter of 2008 because the fourth quarter of 2007 included a $6.4 million compensation charge resulting from a contingent purchase price or “earn out” arrangement, partially offset by income of $2.1 million that was recognized for the settlement of business interruption and property damage claims related to a flood the occurred in June 2007. Retail SG&A for the fourth quarter of 2008 was lower than the prior year due to lower sales and fewer sales offices. General corporate expenses, which are also included in SG&A, were lower in the fourth quarter of 2008 primarily due to lower incentive and stock compensation expenses, including reversals of amounts previously expensed, and also lower professional fees. Partially offsetting these decreases was SG&A from SRI.

Foreign currency transaction gains and losses are related to intercompany loans between certain of our U.S. and foreign subsidiaries that are expected to be repaid and result from the effects of changes in exchange rates on loans that are denominated in Canadian dollars and British pounds.

Amortization of intangible assets in the fourth quarter of 2008 increased over the similar period of 2007 as a result of the SRI acquisition, partially offset by the effect of changes in exchange rates.

Restructuring charges totaling $1.2 million were incurred in the fourth quarter of 2008, consisting of severance charges from reducing corporate office headcount by 45 positions. Charges totaling $3.6 million were incurred in the fourth quarter of 2007 from the closure of one manufacturing plant. Restructuring charges totaling $2.7 million consisted of a fixed asset impairment charge of $1.8 million and severance costs of $0.9 million. Other plant closing charges that are included in cost of sales consisted of inventory write downs of $0.4 million and an additional warranty accrual of $0.5 million.

The loss on debt retirement in 2008 is primarily due to the prepayment of $13.1 million and $10.4 million of borrowings under the Sterling Term Loan and the Term Loan, respectively, in October 2008. The loss on debt retirement in 2007 resulted primarily from the early redemption of $75.6 million of Senior Notes due 2009. Net interest expense for the fourth quarter of 2008 increased $1.5 million from the fourth quarter of 2007 primarily due to reduced interest income from lower invested cash balances and lower interest rates.

Manufacturing segment

Manufacturing segment net sales for the fourth quarter of 2008 decreased by $84.4 million or 38% compared to 2007, on the sale of 35% fewer homes, substantially driven by the weak housing market in the U.S. and a weakening market in Canada. Partially offsetting these decreases was the inclusion in 2008 of sales from SRI.

Manufacturing segment income for the fourth quarter of 2008 decreased by $2.8 million versus the comparable quarter of 2007, despite the inclusion of SRI in 2008, due to decreased sales and production inefficiencies from under utilized factory capacity. Market conditions during the fourth quarter of 2008 resulted in low levels of unfilled orders at most of our plants and a decreased number of production days. In response to market conditions during the fourth quarter of 2008 we idled one manufacturing plant. In the fourth quarter of 2007, we closed a plant in Alabama resulting in severance costs totaling $0.9 million, a fixed asset impairment charge of $1.8 million, an inventory write-down of $0.2 million, and additional warranty charges of $0.5 million. Severance costs were related to the termination of substantially all 196 employees at the closed plant and included payments required under the Worker Adjustment and Retraining Notification Act. Also in the fourth quarter of 2007, additional casualty self-insurance charges of $2.8 million were recorded as a result of increases in several large claims and the results of our annual actuarial valuation.

International segment

International segment sales in the fourth quarter of 2008 decreased by $50.2 million or 55% from sales in the comparable quarter of 2007. Sales volume in the fourth quarter of 2008 were lower than in the fourth quarter of 2007 due to a large number of prison projects that were in process in the 2007 quarter that were substantially completed during the first half of 2008. Approximately $12.4 million of the sales reduction in the quarter was due to changes in foreign exchange rates.

International segment income in the 2008 quarter was $2.1 million lower than in the 2007 quarter. Gross margin was significantly lower in the 2008 quarter due to the large reduction in sales, partially offset by reduced SG&A. Results in the fourth quarter of 2008 included $0.6 million of compensation expense for contingent consideration related to the ModularUK acquisition. Additionally, exchange rates caused $0.6 million of the decline in segment income. During the fourth quarter of 2007, upon attainment of certain levels of performance, the segment accrued a $13.3 million obligation relating to contingent purchase price or “earn out” provisions of the purchase agreement. Under U.S. generally accepted accounting principles, $6.9 million was recorded as additional purchase price thereby increasing goodwill, and $6.4 million was recorded as compensation expense in SG&A. Fourth quarter 2007 results also included income of $2.1 million that was recognized for the settlement of business interruption and property damage claims related to a flood the occurred in June 2007.

Retail segment

Retail segment net sales for the fourth quarter of 2008 decreased 53% versus the comparable period of 2007 primarily due to selling 38% fewer homes in a difficult California housing market that has been significantly impacted by the financial and economic crises. The lower average selling prices in the 2008 quarter were caused by selling aged inventory and by a shift in the market to more moderately priced homes from higher priced homes previously targeted at the retiree market. Retail segment gross profit for the fourth quarter of 2008 declined and the segment loss increased due to lower gross margin from decreased sales and from a charge of $6.3 million to write down inventory to lower of cost or market, partially offset by lower SG&A.

Contingent Repurchase Obligations — Manufacturing Segment

We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. Upon default by a retailer under a floor plan financing agreement subject to an associated repurchase agreement, the manufacturer is generally required to repurchase the home for the unpaid balance of the floor plan loan, subject to certain adjustments. In the event of such repurchases, our loss represents the difference between the repurchase price and the estimated net proceeds we realize from the resale of the home, less any related reserves or accrued volume rebates that will not be paid.

Each quarter we review our contingent wholesale repurchase obligations to assess the adequacy of our reserves for repurchase losses. This analysis is based on a review of current and historical experience, reports received from the primary national floor plan lenders that provide floor plan financing for approximately 42% of our manufacturing sales, and information regarding the performance of our retailers obtained from our manufacturing facilities. We do not retain repurchase risk for cash sales and we do not always enter into repurchase agreements with floor plan lenders that provide financing for the balance of our manufacturing sales to independent retailers.

The estimated repurchase obligation is calculated as the total amount that would be paid upon the default of all of our independent retailers whose inventories are subject to repurchase agreements, without reduction for the resale value of the repurchased homes. As of January 3, 2009, our largest independent retailer had approximately $4.4 million of inventory subject to repurchase for up to 18 months from date of invoice. As of January 3, 2009 our next 24 largest independent retailers had an aggregate of approximately $31.9 million of inventory subject to repurchase for generally up to 18 months from date of invoice, with individual amounts ranging from approximately $0.2 million to $4.3 million per retailer.

A summary of actual repurchase activity for the last three years follows:

	2008	2007	2006
	(Dollars in millions)

Estimated repurchase obligation at end of year	$134	$200	$250
Number of retailer defaults	19	12	8
Number of homes repurchased	49	23	22
Total repurchase price	$2.6	$1.2	$1.2
Losses incurred on homes repurchased	$0.5	$0.1	$0.1

Off Balance Sheet Arrangements

Our off balance sheet arrangements at January 3, 2009 consist of the contingent repurchase obligation totaling approximately $134 million, surety bonds and letters of credit totaling $63.5 million and guarantees of $2.5 million of debt of unconsolidated affiliates.

Liquidity and Capital Resources

At January 3, 2009, unrestricted cash balances totaled $52.8 million. During 2008, operating activities used $16.0 million of net cash. During the year ended January 3, 2009, accounts receivable and accounts payable decreased $42.7 million and $28.3 million, respectively, primarily due to decreased fourth quarter volume in the international and manufacturing segments. In 2008, inventories decreased by $21.6 million, excluding $14.1 million of retail segment write-downs. Other current liabilities and accruals decreased during the year primarily due to reductions in accrued rebates, warranty and compensation due to lower manufacturing segment sales and lower accruals for income taxes and valued added taxes due to the timing of payments. Other cash provided during the period included $3.6 million of property sales proceeds that included proceeds from the sale of two idle plants and $7.5 million of insurance receipts related to the Henry, TN plant fire. During the year, we borrowed $25.0 million under our Revolving Credit Facility (“Revolver”) and $61.2 million of cash was used to retire debt, primarily the $24 million note payable issued in the SRI acquisition, $10.0 million on the Revolver and $23.5 million on the Sterling Term Loan and the Term Loan. Other cash used during the period included $12.2 million for capital expenditures, and $14.8 million of acquisition related payments. Acquisition related payments included $12.3 million of contingent consideration that was earned and accrued for in 2007 related to Caledonian’s 2007 performance.

We have a senior secured credit agreement, as amended, (the “Credit Agreement”) with various financial institutions under which the Sterling Term Loan and the Term Loan were issued. Under the Credit Agreement, at January 3, 2009, we also have a revolving line of credit (“Revolver”) in the amount of $40 million and a $43.5 million letter of credit facility. The Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries. As of January 3, 2009, letters of credit issued under the facility totaled $55.7 million, including $12.2 million under the Revolver. The maturity date for the Revolver is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012.

As a result of deteriorating operating results throughout 2008, we would not have been in compliance with certain of our debt covenants as of September 27, 2008. During October 2008, an amendment to the Credit Agreement (the “Amendment”) was completed. The Amendment covers the period from September 27, 2008 through January 2, 2010 (our 2009 fiscal year end) and provides for, among other things, changes to certain covenants in exchange for certain repayments and prepayments, as well as revised pricing.

During the period covered by the Amendment, the maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio covenants have been eliminated in exchange for new covenants requiring minimum liquidity and minimum twelve-month EBITDA measured quarterly and as defined by the Credit Agreement, as amended. The minimum liquidity requirement is measured each quarter end and is based upon the level of cash and unused Revolver availability and required levels range from $35 million to $45 million per quarter. The minimum twelve-month EBITDA requirement is measured at the end of each quarter and ranges from approximately $6 million to $15 million for the twelve month periods. The minimum EBITDA requirement is subject to certain adjustments during 2009, including the impact of disposals of any operating assets.

Management believes these required minimum levels of liquidity and EBITDA, as defined, are achievable based upon the Company’s current operating plan. Management has also identified other actions within their control that could be implemented, if necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful.

Pursuant to the Amendment, in October 2008 we repaid $10.0 million of the Revolver and prepaid $23.5 million of borrowings under the Sterling Term Loan and the Term Loan. During the Amendment period, the interest rates for borrowings under the Credit Agreement were increased to LIBOR plus 6.5%, with a LIBOR floor of 3.25% for the Term Loans and prime plus 5.5%, with a prime rate floor of 4.25% for the Revolver. Interest of LIBOR plus 5.0% is payable in cash and the remaining interest of 1.5% may be paid in kind (deferred and added to the respective loan balances). In addition, the Amendment revised the letter of credit facility annual fee to 6.6%.

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

The Amendment also reduced the letter of credit facility to $43.5 million from $60 million previously, by canceling approximately $4.3 million of unused capacity and moving approximately $12.2 million of outstanding undrawn letters of credit to the Revolver. As a result, while the total size of the Revolver remains at $40 million, its unused capacity at January 3, 2009 was approximately $12.8 million.

The Amendment requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling $5.0 million for 2009. Thereafter the Credit Agreement requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling approximately $0.9 million annually.

The interest rate at January 3, 2009 for borrowings under the Term Loan and the Sterling Term was a base rate of 3.25% plus 6.5%. The interest rate at January 3, 2009 for borrowings under the Revolver was a base rate of 4.25% plus 5.5%. The letter of credit facility was subject to a 6.6% annual fee and the unused portion of the letter of credit facility and Revolver was subject to an annual fee of 0.75%.

The following table represents the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and minimum Fixed Charge Ratio that we are required to maintain under the Credit Agreement for periods after January 2, 2010:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio

First quarter of 2010 — Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 — Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 — Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1

In the fourth quarter of 2007, we issued $180 million of 2.75% Convertible Notes (the “Convertible Notes”) that provided $174.1 million of net proceeds. In connection therewith, we completed a tender offer for our Senior Notes and used cash of $79.7 million to redeem $75.6 million of the Senior Notes. In addition, we prepaid $14.5 million of our Term Loan due 2012. These transactions extended the average maturity of our indebtedness and also reduced the average interest rate on our indebtedness.

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

We expect to spend less than $5 million on capital expenditures in 2009. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances to repay indebtedness. We have debt pay down requirements through 2010 totaling approximately $28.7 million, consisting primarily of $6.7 million of Senior Notes due May 2009, $15.0 million of Revolver debt due and scheduled installment payments on the Term Loans totaling $6.0 million.

Contingent Liabilities and Obligations

We had significant contingent liabilities and obligations at January 3, 2009, including surety bonds and letters of credit totaling $63.5 million and guarantees of $2.5 million of debt of unconsolidated affiliates. Additionally, we are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We estimate our contingent repurchase obligation as of January 3, 2009 was approximately $134 million, without reduction for the resale value of the homes. See “Contingent Repurchase Obligations-Manufacturing Segment” discussed above in Item 7 of this Report.

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

Summary of Liquidity and Capital Resources

At January 3, 2009, our total liquidity was $65.6 million, consisting of unrestricted cash balances totaling $52.8 million and availability under our Revolver of $12.8 million. We expect that our cash balances and cash flow from operations for the next two years will be adequate to fund capital expenditures as well as the approximately $28.7 million of scheduled debt payments due during that period. Except as described below, the level of cash availability is projected to be in excess of cash needed to operate our businesses for the next two years. In the event that our operating cash flow is inadequate and one or more of our capital resources were to become unavailable, we would revise our operating strategies accordingly.

The Amendment eliminated financial covenants for the quarter ended September 27, 2008 and provided revised financial covenants for the five quarter period ending January 2, 2010. Management believes the minimum liquidity and minimum twelve-month EBITDA requirements, as defined, are achievable based upon the Company’s current operating plan. Management has also identified other actions within their control that could be implemented, if necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful. Additionally, in light of current market conditions and absent further unscheduled reductions of our indebtedness under the Credit Agreement, it is possible that we will not be in compliance with the pre-Amendment financial covenants which take effect as of the end of the first quarter of our 2010 fiscal year. Further, if current credit market conditions were to persist throughout 2009, there can be no assurance that we will be able to refinance all or a sufficient portion of this indebtedness.

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

Contractual Obligations

The following table presents a summary of payments due by period for our contractual obligations for long-term debt, capital leases and operating leases as of January 3, 2009:

	Payments due by period: After January 3, 2009
	Total	< 1 Year	1 to 3 Years	3 to 5 Years	> 5 Years
	(In thousands)

Long-term debt:
Convertible Senior Notes due 2037	$180,000	$—	$—	$180,000	$—
Revolving line of credit	15,040	—	15,040	—	—
7.625% Senior Notes due May 2009	6,716	6,716	—	—	—
Term Loans due 2012	97,063	5,000	1,841	90,222	—
Obligations under industrial revenue bonds due 2029	12,430	—	—	—	12,430
ModUK debt	1,101	266	513	322	—
Capital leases and other debt	730	247	483	—	—
Interest payments	59,365	15,515	28,119	11,440	4,291
Operating leases	34,983	5,784	9,690	6,537	12,972

Total	$407,428	$33,528	$55,686	$288,521	$29,693

The Convertible Notes are listed as being due in 2012 in the table above based on the repurchase and redemption features, which first become available in 2012. Interest payments are calculated through the respective maturity dates of the debt assuming that only required installment payments are made. Required interest payments for the Term Loans and the Revolver are based on the 9.75% interest rate in effect as of January 3, 2009. Interest payments for the Convertible Notes and Senior Notes due 2009 are based on the fixed rates of 2.75% and 7.625%, respectively. Interest payments for obligations under industrial revenue bonds are based on 2.25%, which is the average rate paid during 2008.

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

Reserves for Self-Insured Risks

We are self-insured for a significant portion of our workers’ compensation, general and products liability, auto liability, health and property insurance. Under our current self-insurance programs, we are generally responsible for up to $0.5 million per claim for workers’ compensation claims ($0.5 million or $0.75 million per claim in California, depending on the policy year under which the claim is made), up to $0.5 million for automobile liability claims, up to $0.5 million, $1.5 million or $1.75 million per claim for product liability and general liability claims, depending on the policy year under which the claim is made, and up to $250,000 per claim for property insurance claims including business interruption losses. We maintain excess liability and property insurance with independent insurance carriers to minimize our risks related to catastrophic claims. Under our current self-insurance program we are responsible for up to $150,000 of health insurance claims per contract per year. Estimated casualty and health insurance costs are accrued for incurred claims and estimated claims incurred but not yet reported. Factors considered in estimating our insurance reserves are the nature of outstanding claims including the severity of the claims, estimated costs to settle existing claims, loss history and inflation, as well as estimates provided by our third party actuaries. Significant changes in the factors described above could have a material adverse impact on future operating results.

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

Amortizable Intangible Assets and Property, Plant and Equipment

Amortizable intangible assets are related to both our manufacturing and international segments. We test for impairment of amortizable intangible assets and property, plant and equipment (“PP&E”) in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The recoverability of amortizable intangible assets and PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on projected undiscounted cash flows and for PP&E, appraised values or estimated selling prices. Our cash flow estimates are based on historical results adjusted for estimated current industry trends, the economy and operating conditions. Additionally, we use estimates of fair market values to establish impairment reserves for permanently closed facilities that are held for sale. Past evaluations of property, plant and equipment have resulted in significant impairment charges primarily for closed manufacturing facilities. Significant changes in these estimates and assumptions could result in additional impairment charges in the future.

Income Taxes and Deferred Tax Assets

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. We periodically evaluate the realizability of our deferred tax assets based on the requirements established in SFAS No. 109, “Accounting for Income Taxes,” which requires the recording of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. SFAS No. 109 further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years,” and places considerably more weight on historical results and less weight on future projections. Although the Company had U.S. pretax income in 2005 and 2006 totaling approximately $71 million, it has cumulative U.S. pretax losses totaling approximately $78 million for the years 2006 through 2008. Current conditions in the housing and credit markets and the general economy in the U.S. continue to present significant challenges to returning the Company’s U.S. operations to profitability. In the absence of specific favorable factors, application of SFAS No. 109 requires a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years. Accordingly, after consideration of these factors, effective September 27, 2008, the Company provided a valuation allowance for 100% of its U.S. deferred tax assets resulting in a non-cash tax charge of approximately $150.8 million in the third quarter and $164.5 million for the full year. Deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. The valuation allowance will be reversed to income in future periods to the extent that the related deferred tax assets are realized as a reduction of taxes otherwise payable on any future earnings or a portion or all of the valuation allowance is otherwise no longer required.

Goodwill

Goodwill is related to both our manufacturing and international segments. We test for impairment of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We evaluate the fair value of our manufacturing and international segments versus their carrying value as of each fiscal year end or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the segment’s fair value, we calculate the present value of future cash flows based on forecasted sales volumes and profit margins, the number of manufacturing facilities in operation, current industry and economic conditions, historical results and inflation. The discount factors used in present value calculations are updated annually. We also use available market value information to evaluate fair value. The total fair values of the segments less net debt was reconciled to end of year total market capitalization.

The discount factors used in the 2008 goodwill impairment tests were 16.0% and 17.0% compared to 8.5% used in the 2007 tests. The current credit crisis has significantly affected the financial markets and economies in the countries in which we operate. Our current fair value calculations for the manufacturing segment assumes modest revenue growth beginning in 2010 through 2013 after industry HUD-code shipments reached a 50-year low in 2008. The assumed long-term annual growth rate after 2013 is 2%. This assumed growth rate results in forecasted sales, including sales from SRI that was acquired in December 2007, being approximately 11% less in 2013 than our manufacturing segment sales were in 2006. Our current fair value calculations for the international segment assumes slight revenue growth in 2010 and modest growth beginning in 2011 through 2013. The assumed long-term annual growth rate after 2013 is 2%. This assumed growth rate results in forecasted sales, including sales from ModularUK that was acquired in February 2008, being approximately 20% greater in 2013 than our international segment sales were in 2007, its first full year of operations subsequent to our acquisition.

Significant changes in the estimates and assumptions used in calculating the fair value of the segments and the recoverability of goodwill or differences between estimates and actual results could result in impairment charges in the future.

Wholesale Repurchase Reserves

In 2008, approximately 42% of our manufacturing sales to independent retailers were made pursuant to repurchase agreements with the national providers of floor plan financing. We determine our repurchase reserves based on the greater of (1) the fair value of the “guaranty” made under the repurchase agreements and (2) an estimate of losses for homes expected to be repurchased based on historical repurchase experience. An additional reserve is established for estimated losses related to specific retailer defaults that are deemed to be probable. Losses under repurchase obligations are determined by calculating the difference between the repurchase price and the estimated net resale value of the homes, less accrued rebates which will not be paid. Estimated losses under repurchase agreements are based on the historical number of homes repurchased, the cost of such repurchases and the historical losses incurred, as well as the current inventory levels held at our independent retailers. In addition, we monitor the risks associated with our independent retailers and consider these risks in identifying probable retailer defaults. Significant changes in these factors could have a material adverse impact on future operating results.

Revenue Recognition

The percentage of completion method of revenue recognition is used for certain construction contracts. This method of accounting requires estimates and assumptions as to total costs and profitability for each contract. Actual results could vary significantly from these estimates resulting in significant adjustments to reported income.

Foreign currency transaction losses (gains)

Commencing in 2007, the Company used intercompany loans between its U.S. and foreign subsidiaries to provide funds for acquisitions and other purposes. Until these loans are repaid, the foreign exchange impact on these transactions will be reported in the statement of operations under foreign currency transaction losses (gains) and will be based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.

Impact of Inflation

Inflation has not had a material effect on our operations during the last three years. Commodity prices, including lumber, fluctuate; however, during periods of rising commodity prices we have generally been able to pass the increased costs to our customers in the form of surcharges and price increases.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 that delayed, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. Effective December 30, 2007, we adopted SFAS 157 for certain assets and liabilities, which were not included in FSP FAS 157-2. The adoption of SFAS 157 had no significant impact on our financial position or results of operations for the year ended January 3, 2009.

In February 2007, the FASB issued Financial Accounting Standard Number 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. We have decided not to adopt SFAS 159 for any existing financial instruments.

In December 2007, the FASB issued Financial Accounting Standard Number 141(R) (“SFAS 141R”), Business Combinations and Financial Accounting Standard Number 160 (“SFAS 160”), Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141R and SFAS 160 expand the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with early adoption prohibited and these standards must be adopted concurrently. These standards will impact us for any acquisitions subsequent to the adoption date. The most significant effect of adoption of SFAS 141R on our results of operations is that success fees and due diligence, legal, accounting, valuation and similar costs incurred in connection with acquisitions (acquisition-related costs) are required to be expensed as incurred. Current practice is that such costs are capitalized as part of the cost of the acquisition.

In December 2007, the FASB issued Financial Accounting Standard Number 160 (“SFAS 160”), Non-controlling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our debt obligations under the Credit Agreement are currently subject to variable rates of interest based on U.S. and U.K. LIBOR and the U.S. prime rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.1 million, assuming average related debt of $112.1 million, which was the amount of outstanding borrowings at January 3, 2009.

Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.1 million, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at January 3, 2009.

Our approach to interest rate risk is to balance our borrowings between fixed rate and variable rate debt. At January 3, 2009, we had $180 million of Convertible Notes and $6.7 million of Senior Notes at fixed rates and $124.5 million of Term Loans, Revolver and industrial revenue bonds at variable rates.

We are exposed to foreign exchange risk with our factory-built housing operations in Canada and our international segment in the U.K. Our Canadian operations had 2008 net sales totaling $170 million (CAD). Assuming future annual Canadian sales equal to 2008 sales, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.4 million. Our international segment had 2008 sales of £148 million (pounds Sterling). Assuming future annual U.K. sales equal to 2008 sales, a change of 1.0% in exchange rates between the U.S. dollar and the British pound Sterling would change consolidated sales by $2.2 million. Net income of the Canadian and U.K. operations would also be affected by changes in exchange rates. We also have foreign exchange risk for cash balances we maintain in U.S. dollars, Canadian dollars and U.K. pounds that are subject to fluctuating values when exchanged into another currency.

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

We use intercompany loans between our U.S. and foreign subsidiaries to provide funds for acquisitions and other purposes. At January 3, 2009 the total of such intercompany loans was $52.8 million. Until these loans are repaid, foreign exchange transaction gains and losses will be reported in our statement of operations based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.

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

As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause material information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended January 3, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information set forth in the sections entitled “Election of Directors” and “Corporate Governance” in the Company’s Proxy Statement for the Annual Shareholders’ Meeting to be held May 29, 2009 (the “Proxy Statement”) and the information set forth in the section entitled “Executive Officers of the Company” in Part 1, Item 1 of this Report is incorporated herein by reference.

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

Exhibit No.		Description

2	.1.	Asset Purchase Agreement, dated February 24, 2006, by and among CBS Monaco Limited, Champion Enterprises, Inc. and the shareholders of Calsafe Group (Holdings) Limited, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 1, 2006 and incorporated herein by reference.
2	.2.	Asset Purchase Agreement, dated December 17, 2007, by Champion Enterprises, Inc. and 1367606 Alberta ULC (“Buyer”) with SRI Homes Inc., NGI Investment Corporation, Robert Adria and Brian Holterhus, filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 21, 2007 and incorporated herein by reference.
3	.1.	Restated Articles of Incorporation of Champion Enterprises, Inc., as amended, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 19, 2006 and incorporated herein by reference.
3	.2.	Bylaws of the Company as amended through December 2, 2003, filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
4	.1.	Indenture dated as of May 3, 1999 between the Company, the Subsidiary Guarantors and Bank One Trust Company, NA, as Trustee, filed as Exhibit 4.1 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4	.2.	Supplemental Indenture dated as of July 30, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.2 to the Company’s Form S-4 Registration Statement No. 333-84227 dated July 30, 1999 and incorporated herein by reference.
4	.3.	Supplemental Indenture dated as of October 4, 1999 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4	.4.	Supplemental Indenture dated as of February 10, 2000 between the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2000 and incorporated herein by reference.
4	.5.	Supplemental Indenture dated as of September 5, 2000, among the Company, the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, filed as Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
4	.6.	Supplemental Indenture dated as of March 15, 2002 between the Company, A-1 Champion GP, Inc., the Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4	.7.	Supplemental Indenture dated as of August 7, 2002 among the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4	.8.	Supplemental Indenture dated as of January 13, 2003 among HomePride Insurance Agency, Inc., HP National Mortgage Holdings, Inc., Champion Enterprises Management Co., the Company, the Subordinated Subsidiary Guarantors, and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.

Exhibit No.		Description

4	.9.	Supplemental Indenture dated as of January 31, 2003, among Moduline Industries (Canada) Ltd., the Company, the Subordinated Subsidiary Guarantors and Wells Fargo Bank Minnesota, NA, as Trustee, filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
4	.10.	Supplemental Indenture dated as of October 14, 2005, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 14, 2005 and incorporated herein by reference.
4	.11.	Supplemental Indenture for Senior Debt Securities dated November 2, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 2, 2007 and incorporated herein by reference.
4	.12.	Supplemental Indenture dated November 13, 2007, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 16, 2007 and incorporated herein by reference.
10	.1.	*1993 Management Stock Option Plan, as amended and restated as of December 3, 2002, filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10	.2.	*1995 Stock Option and Incentive Plan, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 dated May 1, 1995 and incorporated herein by reference.
10	.3.	*First Amendment to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1995 and incorporated herein by reference.
10	.4.	*Second Amendment dated April 28, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10	.5.	*Third Amendment dated October 27, 1998 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 1999 and incorporated herein by reference.
10	.6.	*Fourth Amendment dated April 27, 1999 to the 1995 Stock Option and Incentive Plan, filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 3, 1999 and incorporated herein by reference.
10	.7.	*Nonqualified Deferred Compensation Plan, as amended and restated December 31, 2008 to comply with Section 409A of the Internal Revenue Code.
10	.8.	*2000 Stock Compensation Plan for Nonemployee Directors, as amended and restated effective December 18, 2002, filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year end December 28, 2002 and incorporated herein by reference.
10	.9.	*Fourth Amendment to the 2000 Stock Compensation Plan for Nonemployee Directors, filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004 and incorporated herein by reference.
10	.10.	*2005 Equity Compensation and Incentive Plan, as amended and restated December 31, 2008 to comply with Section 409A of the Internal Revenue Code.
10	.11.	*Form of Performance Share Award under the 2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference.
10	.12.	*Form of Annual Incentive Award under the 2005 Equity Compensation and Incentive Plan, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 12, 2006 and incorporated herein by reference.
10	.13.	* Amended and Restated Executive Employment Agreement with William C. Griffiths, dated as of December 17, 2008, filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.
10	.14.	*Form of Amended and Restated Change in Control Agreement dated December 17, 2008 between the Company and certain executive officers, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.
10	.15.	*Form of Amended and Restated Change in Control Agreement dated December 17, 2008 between the Company and William C. Griffiths, filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 18, 2008 and incorporated herein by reference.

Exhibit No.		Description

10	.16.	*Executive Officer Severance Pay Plan, as amended and restated December 31, 2008 to comply with Section 409A of the Internal Revenue Code.
10	.17.	*Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10	.18.	*Amendment dated December 17, 2008 to Letter Agreement dated October 17, 2002 between the Company and Phyllis A. Knight.
10	.19.	*Nonqualified Inducement Stock Option Agreement dated October 17, 2002 between the Company and Phyllis A. Knight, filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10	.20.	*Letter Agreement dated September 21, 2004 between the Company and Jeffrey L. Nugent, filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference.
10	.21.	Termination Agreement and General Release with Jeffrey P. Nugent, Vice-President, effective December 17, 2008 and filed as Exhibit 99.3 on Form 8-K on December 18, 2008 and incorporated herein by reference.
10	.22.	Cash Compensation Plan for Non-Employee Directors (the “Plan”), filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2006 and incorporated herein by reference.
10	.23.	First Amendment to Amended and Restated Credit Agreement, dated March 22, 2007, by Champion Home Builders Co., a wholly-owned subsidiary of Champion Enterprises, Inc., and certain additional subsidiaries of Champion Enterprises, Inc. with certain financial institutions and other parties thereto as lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 28, 2007 and incorporated herein by reference.
10	.24.	Second Amendment to Amended and Restated Credit Agreement, dated June 20, 2007, by Champion Home Builders Co., a wholly-owned subsidiary of Champion Enterprises, Inc., and certain additional subsidiaries of the Company with certain financial institutions and other parties thereto as lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 22, 2007 and incorporated herein by reference.
10	.25.	Third Amendment to Amended and Restated Credit Agreement, dated October 25, 2007, by Champion Home Builders Co., a wholly-owned subsidiary of Champion Enterprises, Inc., and certain additional subsidiaries of Champion Enterprises, Inc. with certain financial institutions and other parties thereto as lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2007 and incorporated herein by reference.
10	.26.	Fourth Amendment to Amended and Restated Credit Agreement, dated October 24, 2008, by Champion Home Builders Co., a wholly-owned subsidiary of Champion Enterprises, Inc., and certain additional subsidiaries of Champion Enterprises, Inc. with certain financial institutions and other parties thereto as lenders, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 27, 2008 and incorporated herein by reference.
10	.27.	Letter Agreement dated October 9, 2007 between the Company and Roger Scholten.
21	.1.	Subsidiaries of the Company.
23	.1.	Consent of Ernst & Young LLP.
31	.1.	Certification of Chief Executive Officer dated February 18, 2009, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009.
31	.2.	Certification of Chief Financial Officer dated February 18, 2009, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009.
32	.1.	Certification of Chief Executive Officer and Chief Financial Officer of Registrant, dated February 18, 2009, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Annual Report on Form 10-K for the year ended January 3, 2009.
99	.1.	Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders, filed by the Company pursuant to Regulation 14A and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Enterprises, Inc.

By:	/s/ Phyllis A. Knight
Phyllis A. Knight
Executive Vice President, Treasurer and
Chief Financial Officer

Dated: February 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William C. Griffiths William C. Griffiths	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2009

/s/ Phyllis A. Knight Phyllis A. Knight	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)	February 18, 2009

/s/ Richard Hevelhorst Richard Hevelhorst	Vice President and Controller (Principal Accounting Officer)	February 18, 2009

/s/ Robert W. Anestis Robert W. Anestis	Director	February 18, 2009

/s/ Eric S. Belsky Eric S. Belsky	Director	February 18, 2009

/s/ Selwyn Isakow Selwyn Isakow	Director and Lead Independent Director	February 18, 2009

/s/ Brian D. Jellison Brian D. Jellison	Director	February 18, 2009

/s/ G. Michael Lynch G. Michael Lynch	Director	February 18, 2009

/s/ Thomas Madden Thomas Madden	Director	February 18, 2009

/s/ Shirley D. Peterson Shirley D. Peterson	Director	February 18, 2009

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 3, 2009. The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ WILLIAM C. GRIFFITHS William C. Griffiths Chairman, President and Chief Executive Officer February 18, 2009	/s/ PHYLLIS A. KNIGHT Phyllis A. Knight Executive Vice President, Treasurer and Chief Financial Officer February 18, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Champion Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Champion Enterprises, Inc. (the “Company”) as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009. Our audits also included the financial statement schedule listed in the Index for the three years ended January 3, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champion Enterprises, Inc. at January 3, 2009 and December 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth for the three years ended January 3, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Champion Enterprises, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 17, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Champion Enterprises, Inc.

We have audited Champion Enterprises, Inc.’s internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Champion Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Champion Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Champion Enterprises, Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2009 of Champion Enterprises, Inc. and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Detroit, Michigan
February 17, 2009

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 3, 2009	December 29, 2007	December 30, 2006
	(In thousands, except per share amounts)

Net sales	$1,033,193	$1,273,465	$1,364,648
Cost of sales	906,685	1,083,601	1,147,032

Gross margin	126,508	189,864	217,616
Selling, general and administrative expenses	130,756	158,142	154,534
Restructuring charges	10,683	3,780	1,200
Foreign currency transaction losses (gains)	10,536	(1,008)	—
Amortization of intangible assets	9,251	5,727	3,941

Operating (loss) income	(34,718)	23,223	57,941
Loss on debt retirement	(608)	(4,543)	(398)
Interest income	3,709	5,649	5,050
Interest expense	(20,401)	(20,380)	(19,496)

(Loss) income before income taxes	(52,018)	3,949	43,097
Income tax expense (benefit)	147,442	(3,243)	(95,211)

Net (loss) income	(199,460)	7,192	138,308

Basic (loss) income per share	$(2.57)	$0.09	$1.81
Weighted shares for basic EPS	77,700	76,916	76,334

Diluted (loss) income per share	$(2.57)	$0.09	$1.78
Weighted shares for diluted EPS	77,700	77,719	77,578

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 29,
	2009	2007
	(In thousands, except par value)

Assets
Current assets
Cash and cash equivalents	$52,787	$135,408
Accounts receivable, trade	33,935	89,646
Inventories	52,960	90,782
Deferred tax assets	673	29,746
Other current assets	9,839	14,827

Total current assets	150,194	360,409
Property, plant and equipment
Land and improvements	29,039	30,970
Buildings and improvements	115,447	129,002
Machinery and equipment	81,497	89,742

	225,983	249,714
Less-accumulated depreciation	129,120	132,730

	96,863	116,984
Goodwill	307,760	360,610
Amortizable intangible assets, net of accumulated amortization	67,932	72,541
Deferred tax assets	—	87,983
Other non-current assets	22,260	23,696

	$645,009	$1,022,223

Liabilities and Shareholders’ Equity
Current liabilities
Short-term portion of debt	$12,229	$25,884
Accounts payable	70,050	119,390
Accrued volume rebates	19,120	29,404
Accrued warranty obligations	20,925	29,246
Accrued compensation and payroll taxes	15,372	25,168
Accrued self-insurance	22,537	27,539
Other current liabilities	27,399	61,695

Total current liabilities	187,632	318,326
Long-term liabilities
Long-term debt	300,851	342,897
Deferred tax liabilities	36,592	7,065
Other long-term liabilities	33,111	34,089

	370,554	384,051
Contingent liabilities (Note 13)
Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 77,780 and 77,346 shares issued and outstanding, respectively	77,780	77,346
Capital in excess of par value	201,919	203,708
(Accumulated deficit) retained earnings	(175,823)	23,637
Accumulated other comprehensive (loss) income	(17,053)	15,155

Total shareholders’ equity	86,823	319,846

	$645,009	$1,022,223

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 3,	December 29,	December 30,
	2009	2007	2006
		(In thousands)

Cash flows from operating activities
Net (loss) income	$(199,460)	$7,192	$138,308
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	22,478	20,063	17,943
Stock-based compensation	(476)	2,975	4,563
Change in deferred taxes	136,186	(17,637)	(100,125)
Fixed asset impairment charges	7,000	2,000	1,200
Compensation portion of UK earnout payment	(5,884)	—	—
Insurance proceeds	7,478	—	—
LCM inventory reserve	14,100	—	—
Gain on disposal of fixed assets	(505)	(1,199)	(4,708)
Loss on debt retirement	608	4,543	398
Foreign currency transaction losses (gains)	10,536	(1,008)	—
Increase/decrease:
Accounts receivable	42,678	(28,412)	28,626
Inventories	21,648	24,024	13,129
Accounts payable	(28,295)	61,230	(16,405)
Accrued liabilities	(44,370)	5,733	(24,753)
Other, net	248	801	1,698

Net cash (used for) provided by operating activities	(16,030)	80,305	59,874

Cash flows from investing activities
Additions to property, plant and equipment	(12,179)	(10,201)	(17,582)
Acquisitions and related payments	(8,892)	(96,208)	(153,845)
Purchase of short-term investments	(10,000)	—	—
Redemption of short-term investments	10,000	—	—
Proceeds on disposal of fixed assets	3,557	4,487	7,566
Distributions from unconsolidated affiliates	9	884	—

Net cash used for investing activities	(17,505)	(101,038)	(163,861)

Cash flows from financing activities
Proceeds from Convertible Notes	—	180,000	—
Proceeds from Revolver debt	25,000	—	—
Proceeds from Term Loan	—	—	78,561
Redemption of Senior Notes	—	(79,728)	(6,901)
Payments on debt	(61,174)	(16,329)	(29,612)
Increase in deferred financing costs	(2,744)	(5,939)	(1,076)
Decrease in restricted cash	—	15	698
Common stock issued, net	437	3,801	1,974

Net cash (used for) provided by financing activities	(38,481)	81,820	43,644

Cash flows from discontinued operations	124	62	1,201

Effect of exchange rate changes on cash and cash equivalents	(10,729)	4,051	2,371
Net (decrease) increase in cash and cash equivalents	(82,621)	65,200	(56,771)
Cash and cash equivalents at beginning of period	135,408	70,208	126,979

Cash and cash equivalents at end of period	$52,787	$135,408	$70,208

Additional cash flow information
Cash paid for interest	$19,807	$19,888	$19,394
Cash paid for income taxes	12,764	8,296	5,156

See accompanying Notes to Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
			Capital in	earnings	other
	Common stock		excess of	(accumulated	comprehensive
	Shares	Amount	par value	deficit)	income (loss)	Total
	(In thousands)

Balance at December 31, 2005	76,045	$76,045	$192,905	$(121,863)	$218	$147,305
Net income	—	—	—	138,308	—	138,308
Stock options and benefit plans	405	405	6,692	—	—	7,097
Foreign currency translation adjustments	—	—	—	—	14,552	14,552
Net investment hedge, net of income taxes	—	—	—	—	(5,500)	(5,500)

Balance at December 30, 2006	76,450	76,450	199,597	16,445	9,270	301,762
Net income	—	—	—	7,192	—	7,192
Stock options and benefit plans	896	896	4,111	—	—	5,007
Foreign currency translation adjustments	—	—	—	—	7,185	7,185
Net investment hedge, net of income taxes	—	—	—	—	(1,300)	(1,300)

Balance at December 29, 2007	77,346	77,346	203,708	23,637	15,155	319,846
Net loss	—	—	—	(199,460)	—	(199,460)
Stock options and benefit plans	434	434	(1,789)	—	—	(1,355)
Foreign currency translation adjustments	—	—	—	—	(46,637)	(46,637)
Pension actuarial gain, net of income taxes	—	—	—	—	441	441
Investment hedge, net of income taxes	—	—	—	—	13,988	13,988

Balance at January 3, 2009	77,780	$77,780	$201,919	$(175,823)	$(17,053)	$86,823

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Champion Enterprises, Inc. and its wholly owned subsidiaries (“Champion” or the “Company”). All significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business

The Company operates in three segments. At January 3, 2009, the North American manufacturing segment (the “manufacturing segment”) consisted of 26 manufacturing facilities that primarily construct factory-built manufactured and modular houses throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consists of Caledonian Building Systems Limited (“Caledonian”) and ModularUK Building Systems Limited (“ModularUK”), manufacturers of steel-framed modular buildings for prisons, military accommodations, hotels and residential units, among other applications. At January 3, 2009, Caledonian and ModularUK operated five manufacturing facilities in the United Kingdom. At January 3, 2009, the retail segment operated 14 retail sales centers that sell manufactured houses to consumers throughout California.

Revenue Recognition

For manufacturing shipments to independent retailers and builders/developers, sales revenue is generally recognized when wholesale floor plan financing or retailer credit approval has been received, the home is shipped and invoiced and title is transferred. As is customary in the factory-built housing industry, a significant portion of the Company’s manufacturing sales to independent retailers are financed by the retailers under floor plan agreements with financing companies (lenders). In connection with these floor plan agreements, the Company generally has separate agreements with the lenders that require the Company, for a period of generally up to 18 months from invoice date of the sale of the homes, upon default by the retailer and repossession of the homes by the lender, to repurchase the homes from the lender. The repurchase price is equal to the lesser of (1) the unpaid balance of the floor plan loans or (2) the original loan amount less any curtailments due, plus certain administrative costs incurred by the lender to repossess the homes, less the cost of any damage to the homes or any missing parts or accessories. Estimated losses for repurchase obligations are accrued for currently. See Note 13.

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

Restructuring Charges

Restructuring charges are accounted for in accordance with Financial Accounting Standard Number 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Advertising Costs and Delivery Costs and Revenue

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses (“SG&A”). Total advertising expense was approximately $2.9 million, $4.0 million and $4.2 million in 2008, 2007 and 2006, respectively. Delivery costs are included in cost of sales and delivery revenue is included in net sales.

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

Property, Plant, and Equipment

Property, plant and equipment (“PP&E”) are stated at cost. Depreciation is provided principally on the straight-line method over the following estimated useful lives: land improvements — 3 to 15 years; buildings and improvements — 8 to 33 years; and machinery and equipment — 3 to 15 years. Depreciation expense was $13.2 million, $14.3 million and $14.0 million in 2008, 2007 and 2006, respectively. The recoverability of PP&E is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on estimated selling price, appraised value or projected future cash flows.

At January 3, 2009, the Company had 17 idle manufacturing facilities with net book value of $9.6 million of which eight of these facilities are permanently closed and generally available for sale and have a net book value of approximately $2.7 million. The Company’s idle manufacturing facilities are accounted for as long-lived assets to be held and used due to uncertainty of completing disposals of the facilities within one year. The net book value of idle manufacturing facilities at January 3, 2009 was net of impairment reserves totaling $12.5 million.

Goodwill

The Company tests for goodwill impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s remaining goodwill at January 3, 2009 is related to its manufacturing and international segments. As of the end of each fiscal year, the Company evaluates each segment’s fair value versus its carrying value, or more frequently if events or changes in circumstances indicate that the carrying value may exceed the fair value. When estimating the segment’s fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, current industry and economic conditions, historical results and inflation. The Company also uses available market value information to evaluate fair value.

Amortizable Intangible Assets

Amortizable intangible assets consist primarily of fair values assigned to customer relationships, trade names, employee agreements and technology for acquired businesses. Trade names and technologies were valued based upon the royalty-saving method, customer relationships were valued based upon the excess earnings method and employment agreements were valued based upon the income method. Amortization is provided over the useful lives of the intangible assets, generally five to fifteen years, using the straight-line method. Amortization expense totaled $9.3 million, $5.7 million, and $3.9 million in 2008, 2007, and 2006 respectively.

The recoverability of amortizable intangible assets is evaluated whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable, primarily based on projected future cash flows.

Unconsolidated Affiliates

The Company uses the equity method to account for its minority interests in certain manufactured housing community development companies. The Company’s net investment in its unconsolidated affiliates totaled $2.1 million and $2.2 million at January 3, 2009 and December 29, 2007, respectively. Equity method pretax income or loss from these affiliates totaled a loss of $0.1 million in 2008, income of $0.2 million in 2007 and a loss of $0.3 million in 2006, which were recorded in SG&A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the financial statement amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is provided when the Company determines that it is more likely than not that some or all of the deferred tax asset will not be realized. Effective September 27, 2008, the Company provided a valuation allowance for 100% of its U.S. deferred tax assets. U.S. deferred tax assets will continue to require a valuation allowance until the Company can demonstrate their realizability through sustained profitability and/or from other factors.

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

Stock-Based Compensation Programs

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment”. Under SFAS No. 123(R), a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

award. The Company granted no stock options from 2004 through 2008, but grants were made of restricted stock, including performance-based shares.

Foreign currency transaction gains and losses

Commencing in 2007, the Company used intercompany loans between its U.S. and foreign subsidiaries to provide funds for acquisitions and other purposes. Until these loans are repaid, the foreign exchange impact on these transactions will be reported in the statement of operations under foreign currency transaction gains and losses and will be based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.

Reclassification

Prior to 2007, the Company reported the loss (gain) on debt retirement as a part of operating income. Commencing in 2007, the Company reported the loss (gain) on debt retirement outside of operating income and has reclassified prior results accordingly.

In 2007, the Company reported the loss (gain) on foreign currency transactions related to intercompany loans in SG&A and for segment reporting in the manufacturing segment and general corporate expenses. Beginning in 2008, the Company reported such gains and losses on intercompany loans in a separate category in the Statement of Operations and excluded such amounts from SG&A, the manufacturing segment and general corporate expenses. The Company has reclassified prior results accordingly.

Year End

The Company’s fiscal year is a 52 or 53 week period that ends on the Saturday nearest December 31. Fiscal year 2008 was comprised of 53 weeks while years 2007 and 2006 were each comprised of 52 weeks.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2 that delayed, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. Effective December 30, 2007, we adopted SFAS 157 for certain assets and liabilities, which were not included in FSP FAS 157-2. The adoption of SFAS 157 had no significant impact on the Company’s financial position or results of operations for the year ended January 3, 2009.

In February 2007, the FASB issued Financial Accounting Standard Number 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115, which permits an entity to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to provide entities with an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Entities that choose to measure eligible items at fair value will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected at specified election dates on an instrument-by-instrument basis, with few exceptions. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007. The Company has decided not to adopt SFAS 159 for any existing financial instruments.

In December 2007, the FASB issued Financial Accounting Standard Number 141(R) (“SFAS 141R”), Business Combinations and Financial Accounting Standard Number 160 (“SFAS 160”), Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141R and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 160 expand the scope of acquisition accounting to all transactions and circumstances under which control of a business is obtained. SFAS 141R and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, with early adoption prohibited and these standards must be adopted concurrently. These standards will impact the Company for any acquisitions subsequent to the adoption date. The most significant effect of adoption of SFAS 141R on the Company’s results of operations is that success fees and due diligence, legal, accounting, valuation and similar costs incurred in connection with acquisitions (acquisition-related costs) are required to be expensed as incurred. Current practice is that such costs are capitalized as part of the cost of the acquisition.

In December 2007, the FASB issued Financial Accounting Standard Number 160 (“SFAS 160”), Non-controlling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 2 —	Acquisitions

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ModularUK is not material to the Company. The following table presents the Company’s 2008 results compared to unaudited proforma combined results as if the Company had acquired SRI on January 1, 2007, instead of the actual acquisition date of December 21, 2007:

		Proforma
	Actual	Unaudited
	Year Ended	Year Ended
	January 3,	December 29,
	2009	2007
	(In thousands, except
	per share data)

Net sales	$1,033,193	$1,375,196
Net (loss) income	(199,460)	15,516
Diluted (loss) income per share	$(2.57)	$0.20

The proforma results include amortization of amortizable intangible assets acquired and valued in the transactions. The proforma results are not necessarily indicative of what actually would have occurred if the transactions had been completed as of the beginning of each of the fiscal periods presented nor are they necessarily indicative of future consolidated results.

NOTE 3 —	Income Taxes

Pretax (loss) income for the fiscal years ended January 3, 2009, December 29, 2007 and December 30, 2006 was taxed under the following jurisdictions:

	2008	2007	2006
	(In thousands)

Domestic	$(80,924)	$(29,736)	$32,886
Foreign	28,906	33,685	10,211

Total pretax (loss) income	$(52,018)	$3,949	$43,097

The income tax provisions (benefits) by jurisdictions were as follows:

	2008	2007	2006
	(In thousands)

Current:
U.S. Federal	$—	$—	$(800)
Foreign	10,656	14,394	5,364
State	600	—	350

Total current	11,256	14,394	4,914
Deferred:
U.S. Federal	125,220	(12,800)	(84,700)
Foreign	(1,019)	(3,937)	(1,275)
State	11,985	(900)	(14,150)

Total deferred	136,186	(17,637)	(100,125)

Total tax (benefit) provision	$147,442	$(3,243)	$(95,211)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax provisions (benefits) differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income before income taxes as a result of the following differences:

	2008	2007	2006
	(In thousands)

Tax at U.S. Federal statutory tax rate	$(18,200)	$1,400	$15,100
(Decrease) increase in rate resulting from:
Permanent differences	(1,800)	(2,000)	(1,100)
Adjustment of deferred tax valuation allowance	164,500	100	(109,500)
State taxes, net of U.S. federal benefit	—	(1,000)	1,000
Foreign tax rate differences	(1,300)	(900)	—
Change in U.S. deferred tax liability	3,100	—	—
Other	1,142	(843)	(711)

Total income tax expense (benefit)	$147,442	$(3,243)	$(95,211)

During the third quarter of 2008, the Company provided a valuation allowance for 100% of its U.S. deferred tax assets. SFAS No. 109 “Accounting for Income Taxes,” requires the recording of a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” SFAS No. 109 further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years,” and places considerably more weight on historical results and less weight on future projections. Although the Company had U.S. pretax income in 2005 and 2006 totaling approximately $71 million, its cumulative U.S. pretax losses total approximately $78 million for the years 2006 through 2008. Current conditions in the housing and credit markets and the general economy in the U.S. continue to present significant challenges to returning the Company’s U.S. operations to profitability. In the absence of specific favorable factors, application of SFAS No. 109 requires a valuation allowance for deferred tax assets in a tax jurisdiction when a company has cumulative financial accounting losses over several years. Accordingly, after consideration of these factors, effective September 27, 2008, the Company provided a valuation allowance for 100% of its U.S. deferred tax assets resulting in a non-cash tax charge of approximately $150.8 million in the third quarter and $164.5 million for the full year.

During the fourth quarter of 2008, the Company recognized in other comprehensive income a tax charge that resulted in a decrease in U.S. net deferred tax assets of $6.2 million. As a result, the Company’s valuation allowance for U.S. deferred tax assets and income tax expense were reduced by $6.2 million.

Included in income tax benefits in 2007 is a $0.5 million benefit from the effects of a reduction in the U.K. income tax rate on deferred tax assets and liabilities and a $0.4 million benefit from the settlement of a tax uncertainty for which no benefit had been provided in the prior year.

The income tax provision in 2006 includes a $101.9 million non-cash tax benefit from the reversal of substantially all of the valuation allowance for deferred tax assets that was established in 2002. This reversal was made as of July 1, 2006, after determining that realization of the deferred tax assets was more likely than not. The balance of the 2006 adjustment of the deferred tax valuation allowance represents the tax effect of U.S. taxable income in the six-month period through July 1, 2006.

The Company has available federal net operating loss (“NOL”) carryforwards of approximately $346 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2028. Approximately $24.7 million of the U.S. federal NOL carryforward is due to tax deductions related to stock option exercises, the benefit of which, when realized, will result in an increase to shareholders’ equity — capital in excess of par value. The Company has available state NOL carryforwards of approximately $270 million for tax purposes to offset future state taxable income and which expire primarily 2016 through 2028. At December 29,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, a deferred tax asset valuation allowance of $1.0 million had been provided for state NOL carryforwards expected to expire unutilized.

Deferred tax assets and liabilities are comprised of the following as of January 3, 2009 and December 29, 2007:

	2008	2007
	(In thousands)

ASSETS
Federal net operating loss carryforwards	$108,200	$74,250
Goodwill	5,500	6,100
Warranty reserves	10,400	13,150
Insurance reserves	14,500	16,300
Fixed asset impairments	6,200	4,700
State net operating loss carryfowards	11,200	13,600
Employee compensation	5,500	6,500
Volume rebates	1,500	2,700
Foreign currency translation adjustments	1,500	3,800
Inventory reserves	5,900	1,200
Other	3,419	5,751

Gross deferred tax assets	173,819	148,051

LIABILITIES
Goodwill	37,200	33,800
Foreign currency translation adjustments	5,400	—
Depreciation	800	1,600
Prepaid expenses and other	838	987

Gross deferred tax liabilities	44,238	36,387
Valuation allowance	(165,500)	(1,000)

Net deferred tax assets (liabilities)	$(35,919)	$110,664

The Company does not provide U.S. income taxes on the undistributed earnings of its foreign subsidiaries, which totaled approximately $58 million at January 3, 2009. The Company intends to indefinitely reinvest these earnings outside the U.S. It is not practical to determine the amount of U.S. income tax that could be payable in the event of distribution of these earnings since such amount is dependent on foreign tax credits that may be available to reduce U.S. taxes based on tax laws and circumstances at the time of distribution.

The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2004.

Included in the balance sheets at January 3, 2009 and December 29, 2007 are tax accruals of approximately $0.5 million and $0.6 million, respectively, for uncertain tax positions, including $0.3 million of accrued interest and penalties. Recognition of any of the related unrecognized tax benefits would affect the Company’s effective tax rate. The Company classifies interest and penalties on income tax uncertainties as a component of income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	Inventories, Long-term Construction Contracts and Other Current Liabilities

A summary of inventories by component at January 3, 2009 and December 29, 2007 is as follows:

	2008	2007
	(In thousands)

Raw materials	$27,994	$38,725
Work-in-process	4,875	8,617
New manufactured homes	14,352	20,235
Other inventory	18,403	23,205
Inventory reserves	(12,664)	—

	$52,960	$90,782

Other inventory consists of payments made by the retail segment for park spaces in manufactured housing communities and related improvements. Inventory lower of cost or market reserves are related to retail segment homes and park spaces.

Included in accounts receivable-trade at January 3, 2009 and December 29, 2007 are uncollected billings of $2.4 million and $22.4 million, respectively, and unbilled revenue of $12.5 million and $37.2 million, respectively, under long-term construction contracts of the Company’s international segment and includes retention amounts totaling $5.3 million and $2.8 million, respectively. Other current liabilities at January 3, 2009 and December 29, 2007 include cash receipts in excess of revenue recognized under these construction contacts of $3.6 million and $9.2 million, respectively.

Also included in other current liabilities at January 3, 2009 and December 29, 2007 are customer deposits of $5.7 million and $9.7 million, respectively.

NOTE 5 —	Debt

Long-term debt at January 3, 2009 and December 29, 2007 consisted of the following:

	2008	2007
	(In thousands)

Convertible Senior Notes due 2037	$180,000	$180,000
7.625% Senior Notes due May 2009	6,716	6,716
Revolving Line of Credit	15,040	—
Term Loan due 2012	45,273	55,750
Sterling Term Loan due 2012	51,790	88,386
Obligations under industrial revenue bonds due 2029	12,430	12,430
Other debt	1,831	971

Total long-term debt	313,080	344,253
Less: current portion of long-term debt	(12,229)	(1,356)

Long-term debt	$300,851	$342,897

The Company has a senior secured credit agreement, as amended, (the “Credit Agreement”) with various financial institutions under which the Sterling Term Loan and the Term Loan were issued. The Sterling Term Loan is denominated in British pounds. Under the Credit Agreement, at January 3, 2009, the Company also has a revolving line of credit (“Revolver”) in the amount of $40 million and a $43.5 million letter of credit facility. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company. As of January 3, 2009, letters of credit issued under the facility totaled $55.7 million, including $12.2 million under the Revolver. The maturity date for the revolving line of credit is October 31, 2010. The maturity date for the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Agreement also contains affirmative and negative covenants requiring certain maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio, all as defined in the Credit Agreement.

As of June 28, 2008, the Company was in compliance with all Credit Agreement covenants. However, as a result of deteriorating operating results throughout 2008, the Company would not have been in compliance with certain of its debt covenants as of September 27, 2008. During October 2008, an amendment to the Credit Agreement (the “Amendment”) was completed. The Amendment covers the period from September 27, 2008 through January 2, 2010 (the Company’s 2009 fiscal year end) and provides for, among other things, changes to certain covenants in exchange for upfront fees, prepayments, and revised pricing.

During the period covered by the Amendment, the maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio covenants have been eliminated in exchange for new covenants requiring minimum liquidity and minimum twelve-month EBITDA measured quarterly. Levels for the new covenants were established based on the Company’s then current forecast for the next five quarters less a fixed dollar amount of downward adjustment. Pursuant to the Amendment, in October 2008 the Company repaid $10.0 million of the Revolver and prepaid $13.1 million and $10.4 million of borrowings under the Sterling Term Loan and the Term Loan, respectively. During the Amendment period, the interest rates for borrowings under the Credit Agreement were increased to LIBOR plus 6.5% with a LIBOR floor of 3.25% for the Term Loans and the prime rate plus 5.5% with a prime rate floor of 4.25% for the Revolver. Interest of LIBOR plus 5.0% is payable in cash and payment of the remaining interest of 1.5% may be paid in kind (deferred and added to the respective loan balances). In addition, the Amendment revised the letter of credit facility annual fee to 6.6%.

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

The interest rate at January 3, 2009 for borrowings under the Term and Sterling Term Loan was a base rate of 3.25% plus 6.5%. The interest rate at January 3, 2009 for borrowings under the Revolver was a base rate of 4.25% plus 5.5%. As of January 3, 2009, the letter of credit facility was subject to a 6.6% annual fee and the unused portion of the letter of credit facility and Revolver was subject to an annual fee of 0.75%.

The Amendment also reduced the letter of credit facility to $43.5 million from $60 million previously, by canceling approximately $4.3 million of unused capacity and moving approximately $12.2 million of outstanding undrawn letters of credit to the Revolver. As a result, while the total size of the Company’s Revolver remains at $40 million, its unused capacity at January 3, 2009 was approximately $12.8 million.

The Amendment requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling $5.0 million for 2009. Thereafter the Credit Agreement requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling approximately $0.9 million annually.

The following table summarizes the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and minimum Fixed Charge Ratio that the Company is required to maintain under the Credit Agreement for periods after January 2, 2010:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio

First quarter of 2010 — Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 — Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 — Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Amendment eliminated financial covenants for the quarter ended September 27, 2008 and provided revised financial covenants for the five quarter period ending January 2, 2010. Management believes the minimum liquidity and minimum twelve-month EBITDA requirements, as defined, are achievable based upon the Company’s current operating plan. Management has also identified other actions within their control that could be implemented, if necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful. Additionally, in light of current market conditions and absent further unscheduled reductions of indebtedness under the Credit Agreement, it is possible that the Company will not be in compliance with the pre-Amendment financial covenants which take effect as of the end of the first quarter of our 2010 fiscal year. Further, if current credit market conditions were to persist throughout 2009, there can be no assurance that the Company will be able to refinance all or a sufficient portion of this indebtedness.

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

At January 3, 2009, short-term portion of debt consisted of the Senior Notes due May 2009 totaling $6.7 million; quarterly installment payments totaling $5.0 million due within one year on the Term Loans; and payments totaling $0.5 million due within one year on other debt.

Each of the Company’s primary debt instruments contain cross default provisions whereby a default under one instrument, if not cured or waived by the lenders, could cause a default under its other debt instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of long-term debt as of January 3, 2009 are as follows:

(In thousands)

2009	$12,229
2010	16,459
2011	1,418
2012	270,483
2013	61
Thereafter	12,430

$313,080

NOTE 6 —	Restructuring Charges

During the year ended January 3, 2009, charges totaling $11.0 million were incurred primarily in connection with the Company’s decision to close a manufacturing facility in Oregon, close the final of four plants at an Indiana complex where the other three plants had been previously idled, reduce the number of North American regional offices from four to two and reduce corporate headcount by 45 people. The operations at the closed Indiana plant were consolidated at the Company’s other Indiana homebuilding complex. Total 2008 restructuring charges consisted of severance costs of $3.7 million and fixed asset impairment charges of $7.0 million. An inventory write-down of $0.3 million was included in cost of sales.

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

Severance costs for the year ended January 3, 2009 included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees, consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations. Severance costs for the year ended December 29, 2007 were related to the termination of substantially all 160 employees at the closed plant in Pennsylvania and included payments required under the Worker Adjustment and Retraining Notification Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information regarding activity for restructuring reserves during 2008, 2007 and 2006 and relates primarily to closures of manufacturing plants.

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$942	$1,018	$4,330
Additions:
Severance	3,683	1,745	—
Warranty	—	500	—
Reversals:
Warranty	—	—	(1,000)
Severance	(512)	—	—
Other closing costs	—	(86)	—
Cash payments:
Warranty	(416)	(932)	(1,900)
Severance	(2,716)	(1,303)	(412)

Balance January 3, 2009	$981	$942	$1,018

Period end balance comprised of:
Warranty costs	$84	$500	$932
Severance	897	442	—
Other closing costs	—	—	86

	$981	$942	$1,018

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

When estimating fair value, the Company calculates the present value of future cash flows based on forecasted sales volumes, the number of manufacturing facilities in operation, current industry and economic conditions, historical results and inflation. The Company also uses available market value information to evaluate fair value. Significant changes in the estimates and assumptions used in calculating the fair value of goodwill or differences between estimates and actual results could result in additional impairment charges in the future. During the fourth quarter of 2008, the Company performed its annual impairment test for goodwill and other intangible assets and concluded no impairment existed at January 3, 2009.

At December 29, 2007, the purchase accounting for the SRI acquisition was not finalized and, therefore, values assigned to goodwill and amortizable intangible assets were estimates. During 2008, the valuation of amortizable intangible assets was completed and the SRI purchase accounting was finalized. As a result, the values assigned to amortizable intangibles were increased and goodwill was decreased.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in the carrying amount of goodwill for the fiscal years ended January 3, 2009 and December 29, 2007 is as follows:

Total
(In thousands)

Balance at December 30, 2006	$287,789
SRI acquisition, estimated goodwill	63,076
Caledonian contingent purchase price earned	6,900
Foreign currency translation changes	2,845

Balance at December 29, 2007	$360,610
ModUK acquisition	3,944
SRI purchase price adjustments	(15,471)
Foreign currency translation changes	(41,323)

Balance at January 3, 2009	$307,760

Amortizable intangible assets as of January 3, 2009 and December 29, 2007 consisted of the following:

	2008	2007
	(In thousands)

Customer relationships	$56,613	$26,832
Trade names	19,945	16,736
Employee agreements	3,981	4,858
Technology	3,393	4,118
Estimated SRI intangibles	—	30,000

	83,932	82,544
Less accumulated amortization	(16,000)	(10,003)

Total amortizable intangible assets, net	$67,932	$72,541

Amortization of intangible assets for the next five years is as follows:

(In thousands)

2009	$6,867
2010	6,833
2011	5,897
2012	5,517
2013	5,358

$30,472

NOTE 8 —	Discontinued Operations

Included in the consolidated balance sheet at January 3, 2009 and December 29, 2007 were the assets and liabilities of discontinued operations that consisted of other current assets totaling $0.1 million in 2008 and $0.4 million in 2007, other non-current assets totaling $0.3 million in 2008 and 2007, and other current liabilities totaling $1.2 million in 2008 and $1.3 million in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	Total Comprehensive (Loss) Income

Total comprehensive (loss) income for the years ended January 3, 2009, December 29, 2007 and December 30, 2006 consists of the following:

		December 29,	December 30,
	January 3, 2009	2007	2006
		(In thousands)

Net (loss) income	$(199,460)	$7,192	$138,308
Other comprehensive (loss) income:
Foreign currency translation adjustments	(46,637)	7,185	14,552
Pension actuarial gain, net of income taxes	441	—	—
Net investment hedge, net of income taxes	13,988	(1,300)	(5,500)

Total comprehensive (loss) income	$(231,668)	$13,077	$147,360

NOTE 10 —	Earnings per Share

For the years ended January 3, 2009 and December 29, 2007, the Company’s potentially dilutive securities consisted of convertible debt, stock options and performance share awards. For the year ended December 30, 2006, the Company’s potentially dilutive securities consisted of stock options and performance share awards. For the year ended January 3, 2009, potentially dilutive securities were not considered in determining the denominator for diluted earnings per share (“EPS”) because the effect would have been anti-dilutive. For the year ended December 27, 2007, convertible debt was not considered in determining the denominator for diluted EPS because the effect would have been anti-dilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	2008	2007	2006
	(In thousands)

Numerator:
Net (loss) income available to common shareholders for for basic and diluted shares	$(199,460)	$7,192	$138,324
Denominator:
Shares for basic EPS — weighted average shares outstanding	77,700	76,916	76,334
Plus effect of dilutive securities:
Convertible debt	—	—	—
Stock options and performance awards	—	803	1,244

Shares for diluted EPS	77,700	77,719	77,578

NOTE 11 —	Shareholders’ Equity

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

The Company estimates the fair value of its financial instruments in accordance with Financial Accounting Standard Number 107, “Disclosure About Fair Value of Financial Instruments.” Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. The estimated fair values of the Convertible Notes, Senior Notes and Term Loans were valued based upon trading activity. The estimated fair values of the Revolving Line of Credit and other financial instruments are based upon market information and management’s estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The book value and estimated fair value of the Company’s financial instruments are as follows:

	2008		2007
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)

Cash and cash equivalents	$52,787	$52,787	$135,408	$135,408
Convertible Notes due 2037	180,000	27,000	180,000	160,200
Revolving Line of Credit	15,040	6,768	—	—
Term Loan due 2012	45,273	20,373	55,750	54,078
SRI Note Payable	—	—	24,528	24,528
Sterling Term Loan due 2012	51,790	23,306	88,386	85,734
Senior Notes due 2009	6,716	6,716	6,716	6,850
Other long-term debt	14,261	14,261	13,402	13,402
Earnout obligations	—	—	13,252	13,252

In 2006 the Company borrowed £45 million in the U.S. to finance a portion of the Caledonian purchase price totaling approximately £62 million. This Sterling denominated borrowing was designated as an economic hedge of the Company’s net investment in the U.K. Therefore a significant portion of foreign exchange risk related to the Caledonian investment in the U.K. is eliminated. During 2008 and 2007, the Company recorded an accumulated translation gain of $23.0 million ($14.0 million, net of tax) and a loss of $2.2 million ($1.3 million, net of tax), respectively, in other comprehensive income for this hedging arrangement.

NOTE 13 —	Contingent Liabilities

As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers are made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to repurchase the homes from the lender. The contingent repurchase obligation at January 3, 2009 was estimated to be approximately $134 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates, which will not be paid. Annual losses incurred on homes repurchased totaled $0.5 million in 2008 and $0.1 million in 2007 and 2006.

The Company lowered its wholesale repurchase reserves by $1.2 million in 2006 as a result of reduced repurchases and improved financial condition of its largest retailers.

At January 3, 2009 the Company was contingently obligated for approximately $55.7 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $7.8 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.2 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the consolidated balance sheet.

At January 3, 2009 certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates, none of which was reflected in the consolidated balance sheet. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 8, 2008, the Company’s manufacturing facility in Henry, TN was destroyed by fire. The net book value of plant, equipment and inventory at the Henry plant at February 2, 2008, was approximately $3.3 million. The plant was fully insured through our property insurance coverage, subject to a $250,000 deductible.

NOTE 14 —	Retirement Plans

The Company and certain of its domestic subsidiaries sponsor defined contribution retirement and savings plans covering most U.S. employees. Full-time employees of participating companies are eligible to participate in a plan after completing three months of service. Participating employees may contribute from 1% to 17% of their compensation to the plans. The Company generally makes matching contributions of 50% of the first 6% of employees’ contributions. Company contributions vest when made for employees with at least one full year of service. Company contributions made on behalf of employees with less than one full year of service vest on the employee’s first anniversary. In February 2009, the Company temporarily suspended its matching contributions to the U.S. plans.

Full-time employees of the Company’s subsidiaries in Canada are generally covered by employer sponsored defined contribution plans that require employee contributions and employer matching contributions.

One of the Company’s U.K. subsidiaries is the sponsor of a frozen defined benefit pension plan under which no additional benefits are being earned. At January 3, 2009, the plan’s accumulated benefit obligation totaled approximately $1.7 million and total plan assets were approximately $1.4 million. Annual pension cost recognized for this plan was less than $0.1 million for each of the last three years.

Amounts expensed for all these plans were $2.7 million in 2008, $3.3 million in 2007 and $3.7 million in 2006.

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

The following table summarizes the changes in outstanding stock options during the last three years:

		Weighted	Intrinsic value
	Number	average exercise	of options
	of shares	price per share	exercised
	(In thousands)		(In thousands)

Outstanding at December 31, 2005	2,263	$9.35
Exercised	(375)	5.26	$3,807
Forfeited or expired	(156)	13.76

Outstanding at December 30, 2006	1,732	9.84
Exercised	(698)	5.43	$3,664
Forfeited or expired	(366)	16.49

Outstanding at December 29, 2007	668	10.81
Exercised	(157)	2.77	$1,177
Forfeited or expired	(92)	19.95

Outstanding at January 3, 2009	419	$11.83

As of December 29, 2007, all outstanding stock options were vested and exercisable. The total fair value of stock options that vested during 2007 and 2006 was $0.2 million and $0.6 million, respectively. Cash in the amount of $0.4 million and $3.8 million was received from the exercise of stock options in 2008 and 2007, respectively. No tax benefit was realized from these stock option exercises due to the Company’s NOL carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options outstanding at January 3, 2009:

		Weighted	Average
		average	exercise
Range of	Number of	life	price per
exercise prices	shares	remaining	share
	(In thousands)	(In years)

$5.01 — $10.00	327	1.8	$8.78
$10.01 — $15.00	5	3.1	12.25
$15.01 — $26.81	87	0.2	23.35

	419	1.5	$11.83

As of December 29, 2007, exercisable shares totaled 668,000 with a weighted average exercise price of $10.81 per share. As of December 30, 2006, exercisable shares totaled 1,698,000 with a weighted average exercise price of $9.84 per share.

At January 3, 2009, none of the stock options were in-the-money, resulting in no aggregate intrinsic value (excess of market value at January 3, 2009 over the option exercise price).

Performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2006 through 2008, 2007 through 2009 and 2008 through 2010. During the year ended January 3, 2009, a total of 425,000 performance shares vested pursuant to the attainment of 100% of the three-year target for 2005 through 2007, of which 298,826 shares were issued, net of shares withheld for the payment of participants’ taxes and 62,125 other stock awards vested. In addition, during the year ended January 3, 2009, a total of 395,000 performance shares were granted for the 2008 through 2010 three-year program.

During the year ended January 3, 2009, a total of 610,000 performance-based restricted shares were granted with a 2008 through 2012 five-year performance period. Such restricted shares may be earned after three, four or five years only if certain threshold targets are first attained and then based on the degree to which the performance targets are attained. Earned shares will vest over two years from the date earned. Restricted stock awards totaling 9,000 shares remain from an issuance in November 2004 and will vest in 2009. During February 2008, a restricted stock award of 15,000 shares was granted that vests in February 2009. Vesting of these grants of restricted shares is subject to continued employment with the Company. Additionally, there remains 18,550 restricted shares issued as part of annual grants to Directors that vest in May 2009, subject to continued service as a Company Director, and deferred stock awards of 58,950 shares that will be issued upon the Director’s retirement or other events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the changes in outstanding performance awards, restricted stock and other stock awards during the last three years:

		Weighted	Performance	Total fair
	Number	average grant	awards earned	value of
	of shares	date fair value	not vested	vested shares
	(In thousands)		(In thousands)	(In thousands)

Outstanding at December 31, 2005	1,107		515
Granted	607	$13.28
Vested	(108)			$1,039
Forfeited	(138)

Outstanding at December 30, 2006	1,468		813
Granted	604	$8.09
Vested	(395)			$4,258
Forfeited	(229)

Outstanding at December 29, 2007	1,448		761
Granted	1,079	$8.28
Vested	(487)			$5,608
Forfeited	(409)

Outstanding at January 3, 2009	1,631		336

Summary of outstanding awards at January 3, 2009
Performance shares	1,530
Restricted stock awards	101

	1,631

For the year ended January 3, 2009, stock based compensation credits totaled $0.5 million, due to reducing the number of performance shares expected to vest as a result of the Company’s net loss in 2008. For the years ended December 29, 2007 and December 30, 2006, stock based compensation expense totaled $3.0 million and $4.6 million, respectively. As of January 3, 2009, compensation costs relating to non-vested awards not yet recognized totaled $0.5 million. The weighted average period over which this compensation cost is expected to be recognized is 6 months. There were 2.7 million, 3.3 million and 3.7 million shares reserved for stock-based compensation grants and awards at January 3, 2009, December 29, 2007 and December 30, 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them based on income before amortization of intangible assets, interest, income taxes, foreign currency transaction gains and losses on intercompany indebtedness, losses on debt retirements and general corporate expenses (“segment income (loss)”).

Reconciliations of segment sales to consolidated net sales, segment income (loss) to consolidated income (loss) before income taxes, segment depreciation expense to consolidated depreciation expense and segment capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures to consolidated capital expenditures in fiscal years 2008, 2007 and 2006, and segment assets to consolidated total assets as of January 3, 2009, December 29, 2007 and December 30, 2006 were as follows:

	2008	2007	2006
	(In thousands)

Net sales:
Manufacturing segment	$727,331	$941,945	$1,195,834
International segment	279,641	280,814	90,717
Retail segment	36,521	73,406	117,397
Less: intercompany	(10,300)	(22,700)	(39,300)

Consolidated net sales	$1,033,193	$1,273,465	$1,364,648

(Loss) income before income taxes:
Manufacturing segment income	$13,054	$40,106	$81,600
International segment income	16,266	17,393	5,634
Retail segment (loss) income	(18,163)	1,911	7,636
General corporate expenses	(26,788)	(31,799)	(32,488)
Amortization of intangible assets	(9,251)	(5,727)	(3,941)
Loss on debt retirement	(608)	(4,543)	(398)
Foreign currency transaction (losses) gains	(10,536)	1,008	—
Interest expense, net	(16,692)	(14,731)	(14,446)
Intercompany profit (loss) elimination	700	331	(500)

(Loss) income before income taxes	$(52,018)	$3,949	$43,097

Total Assets:
Manufacturing segment	$412,503	$597,534	$483,386
International segment	140,295	219,757	179,255
Retail segment	17,939	40,539	42,970
Corporate and developments	79,584	171,246	96,373
Discontinued operations	410	1,661	1,590
Intercompany elimination	(5,722)	(8,514)	(2,959)

Consolidated total assets	$645,009	$1,022,223	$800,615

Depreciation expense:
Manufacturing segment	$10,332	$11,435	$12,419
International segment	1,719	1,476	911
Retail segment	125	78	97
Corporate and developments	1,048	1,349	578

Consolidated depreciation expense	$13,224	$14,338	$14,005

Capital expenditures:
Manufacturing segment	$5,767	$4,692	$16,096
International segment	5,832	2,812	825
Retail segment	272	177	57
Corporate and developments	308	2,520	604

Consolidated capital expenditures	$12,179	$10,201	$17,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All cash balances are classified as corporate assets.

Geographic information regarding revenues and long-lived assets at January 3, 2009, December 29, 2007 and December 30, 2006 were as follows:

	2008	2007	2006
	(In thousands)

Revenues:
United States	$591,142	$890,500	$1,201,737
United Kingdom	279,641	280,814	90,717
Canada	162,410	102,151	72,194

Consolidated revenues	$1,033,193	$1,273,465	$1,364,648

Long-lived assets:
United States	$266,731	$284,500	$296,833
United Kingdom	115,373	154,358	147,575
Canada	90,451	111,277	3,583

Consolidated long-lived assets	$472,555	$550,135	$447,991

NOTE 17 —	Leases

The Company’s retail sales locations, ten of its manufacturing facilities, its corporate offices, certain of its other facilities and certain equipment and vehicles are leased under operating leases with terms that generally range from five to ten years. Rent expense was $8.6 million, $7.8 million and $6.1 million for the years ended January 3, 2009, December 29, 2007 and December 30, 2006, respectively. Some of the real property leases have renewal options or escalation clauses.

Future minimum lease payments under operating leases at January 3, 2009 are as follows:

(In thousands)

2009	$5,784
2010	5,141
2011	4,549
2012	3,757
2013	2,780
Thereafter	12,972

$34,983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 —	Accrued Product Warranty Obligations

The following table summarizes the changes in accrued product warranty obligations during the last three years.

	Accrued Warranty Obligation
	2008	2007	2006
	(In thousands)

Beginning balance	$35,746	$36,923	$40,009
Warranty expense provided	29,591	39,781	50,257
Warranty reserves from acquisition	—	1,930	513
Reserve adjustment for closed plants	—	(100)	(1,000)
Cash warranty payments	(37,912)	(42,788)	(52,856)

Ending balance	27,425	35,746	36,923
Less non-current portion	(6,500)	(6,500)	(6,500)

Total current portion	$20,925	$29,246	$30,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19 —	Quarterly Financial Information (Unaudited)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share amounts)

Net sales:
Manufacturing net sales	$181,485	$211,273	$195,062	$139,511	$727,331
International net sales	110,366	70,513	56,876	41,886	279,641
Retail net sales	9,047	9,398	10,612	7,464	36,521
Less: intercompany	(4,200)	(2,000)	(3,100)	(1,000)	(10,300)

Total net sales	296,698	289,184	259,450	187,861	1,033,193
Cost of sales	260,130	246,722	228,373	171,460	906,685

Gross margin	36,568	42,462	31,077	16,401	126,508
Selling, general and adminstrative expenses	39,303	33,015	32,635	25,803	130,756
Restructuring charges	9,471	—	—	1,212	10,683
Foreign currency transaction losses (gains)	2,351	(576)	76	8,685	10,536
Amortization of intangible assets	2,469	2,382	2,346	2,054	9,251

Operating (loss) income	(17,026)	7,641	(3,980)	(21,353)	(34,718)
Loss on debt retirement	—	—	—	608	608
Interest expense, net	3,873	4,089	4,097	4,633	16,692

(Loss) income before income taxes	(20,899)	3,552	(8,077)	(26,594)	(52,018)
Income tax (benefit) expense	(415)	202	153,444	(5,789)	147,442

Net (loss) income	$(20,484)	$3,350	$(161,521)	$(20,805)	$(199,460)

Basic (loss) income per share	$(0.26)	$0.04	$(2.08)	$(0.27)	$(2.57)
Diluted (loss) income per share	$(0.26)	$0.04	$(2.08)	$(0.27)	$(2.57)
Manufacturing segment (loss) income	$(9,023)	$13,595	$8,753	$(271)	$13,054
International segment income	$8,389	$3,889	$2,673	$1,315	$16,266
Retail segment loss	$(2,764)	$(1,043)	$(7,184)	$(7,172)	$(18,163)
General corporate expenses	$(8,608)	$(7,094)	$(6,100)	$(4,986)	$(26,788)
Manufacturing segment homes and units sold	2,821	3,154	3,066	2,365	11,406
Retail segment new homes sold	52	56	60	50	218
Manufacturing segment multi-section mix	66%	69%	69%	67%	68%
Manufacturing segment facilities at period end	26	26	28	26	26
Retail sales centers at period end	17	15	14	14	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share amounts)

Net sales:
Manufacturing net sales	$199,296	$258,319	$260,379	$223,951	$941,945
International net sales	46,531	56,887	85,286	92,110	280,814
Retail net sales	18,070	21,354	18,233	15,749	73,406
Less: intercompany	(4,100)	(6,200)	(6,200)	(6,200)	(22,700)

Total net sales	259,797	330,360	357,698	325,610	1,273,465
Cost of sales	227,784	278,488	296,802	280,527	1,083,601

Gross margin	32,013	51,872	60,896	45,083	189,864
Selling, general and adminstrative expenses	36,907	35,619	40,082	45,534	158,142
Restructuring charges	1,121	—	—	2,659	3,780
Foreign currency transaction gains	—	—	—	(1,008)	(1,008)
Amortization of intangible assets	1,402	1,417	1,454	1,454	5,727

Operating (loss) income	(7,417)	14,836	19,360	(3,556)	23,223
Loss on debt retirement	—	—	—	4,543	4,543
Interest expense, net	4,040	3,723	3,853	3,115	14,731

(Loss) income before income taxes	(11,457)	11,113	15,507	(11,214)	3,949
Income tax (benefit) expense	(3,090)	2,527	2,582	(5,262)	(3,243)

Net (loss) income	$(8,367)	$8,586	$12,925	$(5,952)	$7,192

Basic (loss) income per share	$(0.09)	$0.10	$0.17	$(0.08)	$0.09
Diluted (loss) income per share	$(0.09)	$0.10	$0.17	$(0.08)	$0.09
Manufacturing segment income	$96	$17,217	$20,228	$2,565	$40,106
International segment income	$3,124	$4,458	$6,362	$3,449	$17,393
Retail segment income (loss)	$872	$666	$689	$(316)	$1,911
General corporate expenses	$(9,279)	$(7,416)	$(6,665)	$(8,439)	$(31,799)
Manufacturing segment homes and units sold	3,283	4,194	4,258	3,611	15,346
Retail segment new homes sold	96	99	100	80	375
Manufacturing segment multi-section mix	79%	79%	77%	75%	77%
Manufacturing segment facilities at period end	28	28	28	29	29
Retail sales centers at period end	16	17	16	17	17

CHAMPION ENTERPRISES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Deferred tax asset valuation allowance:	(In thousands)

Balance at December 31, 2005	$116,000
Net change in deferred tax assets	(13,200)
Reversal of valuation allowance	(101,900)

Balance at December 30, 2006	$900
Net change in deferred tax assets	100

Balance at December 29, 2007	$1,000
Net change in deferred tax assets	164,500

Balance at January 3, 2009	$165,500

Inventory reserves
Balance at December 29, 2007	$—
Lower of cost or market provision	14,100
Adjustment for inventory sold or disposed	(1,436)

Balance at January 3, 2009	$12,664