Form 10-Q
period 2009-04-04
CHAMPION ENTERPRISES INC
filed 2009-04-30
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended April 4, 2009
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
Registrant’s telephone number, including area code: (248) 614-8200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
77,724,218 shares of the registrant’s $1.00 par value Common Stock were outstanding as of April 29, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited
	Three Months Ended
	April 4,	March 29,
	2009	2008
Net sales	$105,226	$296,698

Cost of sales	99,695	260,130

Gross margin	5,531	36,568

Selling, general and administrative expenses	21,295	39,303
Insurance gain	(4,295)	—
Restructuring charges	138	9,471
Foreign currency transaction losses	642	2,351
Amortization of intangible assets	1,859	2,469

Operating loss	(14,108)	(17,026)

Interest income	(177)	(1,303)
Interest expense	4,696	5,176

Loss before income taxes	(18,627)	(20,899)

Income tax benefit	(989)	(415)

Net loss	$(17,638)	$(20,484)

Basic loss per share	$(0.23)	$(0.26)

Weighted shares for basic EPS	77,698	77,472

Diluted loss per share	$(0.23)	$(0.26)

Weighted shares for diluted EPS	77,698	77,472

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	April 4,	January 3,
	2009	2009
ASSETS

Current assets
Cash and cash equivalents	$47,849	$52,787
Accounts receivable, trade	28,096	33,935
Inventories	44,217	52,960
Deferred tax assets	665	673
Other current assets	6,428	9,839

Total current assets	127,255	150,194

Property, plant and equipment
Land and improvements	29,054	29,039
Buildings and improvements	117,777	115,447
Machinery and equipment	78,263	81,497

	225,094	225,983
Less-accumulated depreciation	130,895	129,120

	94,199	96,863

Goodwill	308,856	307,760
Amortizable intangible assets, net of accumulated amortization	65,910	67,932
Other non-current assets	20,208	22,260

	$616,428	$645,009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term portion of debt	$130,248	$12,229
Accounts payable	59,424	70,050
Accrued volume rebates	14,064	19,120
Accrued warranty obligations	19,148	20,925
Accrued compensation and payroll taxes	15,592	15,372
Accrued self-insurance	20,957	22,537
Other current liabilities	25,288	27,399

Total current liabilities	284,721	187,632

Long-term liabilities
Long-term debt	193,659	300,851
Deferred tax liabilities	37,011	36,592
Other long-term liabilities	31,393	33,111

	262,063	370,554

Contingent liabilities (Note 7)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 77,724 and 77,780 shares issued and outstanding, respectively	77,724	77,780
Capital in excess of par value	202,187	201,919
Accumulated deficit	(193,461)	(175,823)
Accumulated other comprehensive loss	(16,806)	(17,053)

Total shareholders’ equity	69,644	86,823

	$616,428	$645,009

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Three Months Ended
	April 4,	March 29,
	2009	2008
Cash flows from operating activities:

Net loss	$(17,638)	$(20,484)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	4,603	6,107
Stock-based compensation	195	560
Change in deferred taxes	389	(3,780)
Inventory LCM charge	—	1,800
Fixed asset impairment charges	—	7,000
Insurance proceeds	3,161	2,500
Gain on disposal of fixed assets	(249)	(98)
Gain on insurance settlement	(4,295)	—
Foreign currency transaction losses	642	2,351
Increase/decrease:
Accounts receivable	3,171	(32,963)
Inventories	8,669	(5,184)
Accounts payable	(11,316)	14,297
Accrued liabilities	(8,066)	463
Other, net	2,227	(245)

Net cash used for operating activities	(18,507)	(27,676)

Cash flows from investing activities:
Additions to property, plant and equipment	(307)	(2,275)
Insurance proceeds	4,052	—
Purchase of short-term investments	—	(9,975)
Acquisitions	—	(2,323)
Proceeds from disposal of fixed assets	574	2,475

Net cash provided by (used for) investing activities	4,319	(12,098)

Cash flows from financing activities:
Payments on long-term debt	(537)	(49)
Proceeds from Revolver borrowings	10,000	—
Payments for deferred financing costs	(178)	—
Common stock issued, net	—	65

Net cash provided by financing activities	9,285	16

Cash used for discontinued operations	(57)	(22)

Effect of exchange rate changes on cash and cash equivalents	22	(223)

Net decrease in cash and cash equivalents	(4,938)	(40,003)
Cash and cash equivalents at beginning of period	52,787	135,408

Cash and cash equivalents at end of period	$47,849	$95,405

See accompanying Notes to Condensed Consolidated Financial Statements

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statement of Shareholders’ Equity
Unaudited Three Months Ended April 4, 2009
(In thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Accumulated	comprehensive
	Shares	Amount	par value	deficit	(loss) income	Total

Balance at January 3, 2009	77,780	$77,780	$201,919	$(175,823)	$(17,053)	$86,823

Net loss	—	—	—	(17,638)	—	(17,638)

Stock compensation plans	(56)	(56)	268	—	—	212
Foreign currency translation adjustments	—	—	—	—	1,205	1,205
Net investment hedge, net of income taxes	—	—	—	—	(958)	(958)

Balance at April 4, 2009	77,724	$77,724	$202,187	$(193,461)	$(16,806)	$69,644

Components of accumulated other comprehensive (loss) income consisted of the following at April 4, 2009:

Foreign currency translation adjustments	$(23,477)
Pension actuarial gain, net of income taxes	441
Net investment hedge, net of income taxes	6,230

$(16,806)

Condensed Consolidated Statement of Comprehensive (Loss) Income
(In thousands)

	Unaudited
	April 4,	March 29,
	2009	2008
Net loss	$(17,638)	$(20,484)
Other comprehensive (loss) income:
Foreign currency translation adjustments	1,205	(1,921)
Net investment hedge, net of income taxes	(958)	100

Total comprehensive loss	$(17,391)	$(22,305)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — Summary of Significant Accounting Policies
     The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal recurring nature. Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of January 3, 2009 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
     For a description of significant accounting policies used by Champion Enterprises, Inc. (“Champion” or “the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.
     The Company operates in three segments, which are based on products produced or sold. The North American manufacturing segment (the “manufacturing segment”) as of April 4, 2009, consisted of 25 manufacturing facilities that primarily construct factory-built manufactured houses and modular houses and units throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consisted of five manufacturing facilities in the United Kingdom operated by Caledonian Building Systems Limited (“Caledonian”) and a subsidiary, that manufacture steel-framed modular buildings for prisons, military accommodations, hotels, residential units and other commercial applications. The retail segment currently operates 14 retail sales offices that sell manufactured houses to consumers throughout California.
     Cost of sales includes manufacturing costs such as (i) material, (ii) compensation and employee benefits for direct and indirect labor employees, (iii) fixed and variable manufacturing overhead costs, (iv) warranty costs, (v) inbound delivery costs and (vi) depreciation of manufacturing plants and machinery and equipment. Manufacturing overhead costs include costs such as (i) utilities, (ii) workers compensation and product liability self-insurance, (iii) real and personal property taxes on manufacturing plants and machinery and equipment, (iv) supplies, (v) repairs and maintenance, and (vi) rents and leases for manufacturing plants and machinery and equipment. Cost of sales also includes, to the extent that such costs are the Company’s responsibility, such post-manufacturing costs as delivery and set up, foundations, craning, roofs, exterior cladding, finishing costs, utility connections and other site costs. Generally sub-contractors are engaged to perform the post-manufacturing activities.
     Selling, general and administrative expenses include costs such as (i) salaries, wages, incentives and employee benefits for executive, management, sales, engineering, accounting, information technology (“IT”) and administrative employees, (ii) stock compensation costs, (iii) sales commissions, (iv) marketing and advertising costs, (v) legal and professional fees, (vi) depreciation, rents and leases for sales offices, executive offices, office equipment, IT equipment and computer software, and (vii) postage, office supplies, travel and telephone.
     The statement of cash flows for the quarter ended March 29, 2008 has been reclassified for a change in classification that was made in the third quarter of 2008 for $1.3 million of cash flows. The reclassification increased cash flows from investing activities for proceeds from disposal of fixed assets and decreased cash flows from operations—change in accounts receivable.
     The Company’s Sterling Term Loan was originated in the U.S., denominated in British pounds and used to finance a portion of the Caledonian purchase price. This borrowing was designated as an economic hedge of the Company’s net investment in the U.K. Therefore a significant portion of foreign exchange risk related to the Caledonian investment in the U.K. is eliminated. During the quarters ended April 4, 2009 and March 29, 2008 the Company recorded an accumulated translation loss of $1.0 million ($1.0 million, net of tax) and a gain of $0.2 million ($0.1 million, net of tax), respectively, in other comprehensive (loss) income for this hedging arrangement. At April 4, 2009, the amount outstanding on the Sterling Term Loan was £35.6 million.
NOTE 2 — Acquisitions
     On February 29, 2008, the Company acquired 100% of the capital stock of United Kingdom based ModularUK Building Systems Limited (“ModularUK”) for a nominal initial cash payment and the assumption of approximately $4.2 million of debt, resulting in intangible assets totaling approximately $3.9 million. The results of operations of ModularUK are included in the Company’s results from operations and in its international segment for periods subsequent to its acquisition date. ModularUK is not material to the Company.

NOTE 3 — Income Taxes
     The primary difference between the effective tax rate for the quarter ended April 4, 2009 and the 35% U.S. federal statutory rate was due to a valuation allowance for 100% of the Company’s U.S. deferred tax assets, that resulted in no tax benefit being recognized for U.S. losses. U.S. deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability and/or from other factors. The tax benefit for the quarter ended April 4, 2009, consisted primarily of foreign tax benefits totaling $1.6 million and U.S. deferred tax expense of $0.6 million.
     The Company’s Sterling Term Loan is designated as an economic hedge of the Company’s net investment in the U.K. Therefore, foreign exchange gains and losses and related income tax effects associated with this borrowing are recorded in other comprehensive (loss) income. During the quarters ended April 4, 2009 and March 29, 2008 the related income tax effects were $0 and $0.1 million, respectively. The related tax effects recorded in other comprehensive (loss) income for the quarter ended April 4, 2009, consisted of an income tax benefit of $0.4 million and an offsetting income tax expense of $0.4 million to increase the deferred tax valuation allowance.
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
     As of January 3, 2009, the Company had available U.S. federal net operating loss carryforwards of approximately $346 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2028. As of January 3, 2009, the Company had available state net operating loss carryforwards of approximately $270 million for tax purposes to offset future state taxable income. These loss carryforwards expire in 2016 through 2028.
     The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2004.
     Included in the balance sheet at April 4, 2009 and January 3, 2009 are tax accruals of approximately $0.4 million for uncertain tax positions, including $0.2 million of accrued interest and penalties. The Company classifies interest and penalties as a component of income tax expense.
NOTE 4 — Inventories, Long-Term Construction Contracts and Other Current Liabilities
     A summary of inventories by component is as follows:

	April 4,	January 3,
	2009	2009
	(In thousands)
Raw materials	$21,234	$27,994
Work-in-process	5,770	4,875
New manufactured homes	12,360	14,352
Other inventory	13,545	18,403
Inventory reserves	(8,692)	(12,664)

Total inventory	$44,217	$52,960

     Other inventory consists of payments made by the retail segment for park spaces in manufactured housing communities and related improvements. Inventory lower of cost or market reserves are related to retail segment homes and park spaces.
     Accounts receivable-trade at April 4, 2009 and January 3, 2009 included uncollected billings of $1.1 million and $2.4 million, respectively, and unbilled revenue of $11.5 million and $12.5 million, respectively, under long-term construction contracts of the Company’s international segment and included retention amounts totaling $3.8 million and $5.3 million, respectively. Other current liabilities at April 4, 2009 and January 3, 2009 included cash receipts in excess of revenue recognized under these construction contacts of $4.3 million and $3.6 million, respectively and also included customer deposits of $4.8 million and $5.7 million, respectively, primarily in the manufacturing segment.
NOTE 5 — Product Warranty
     The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. A total of $6.0 million and $6.5 million of warranty reserves were classified as other long-term liabilities in the condensed consolidated balance sheets at April 4, 2009 and March 29, 2008, respectively. The following table summarizes the changes in accrued product warranty obligations during the three months ended April 4, 2009 and March 29, 2008.

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)
Reserves at beginning of period	$27,425	$35,785
Warranty expense provided	4,497	8,424
Cash warranty payments	(6,774)	(9,675)

Reserves at end of period	25,148	34,534
Less non-current portion	(6,000)	(6,500)

Total current portion	$19,148	$28,034

NOTE 6 — Debt
     Long-term debt consisted of the following:

	April 4,	January 3,
	2009	2009
	(In thousands)
Convertible Senior Notes due 2037	$180,000	$180,000
7.625% Senior Notes due May 2009	6,716	6,716
Revolving Line of Credit	25,124	15,040
Term Loan due 2012	45,209	45,273
Sterling Term Loan due 2012	52,683	51,790
Obligations under industrial revenue bonds due 2029	12,430	12,430
Other debt	1,745	1,831

Total long-term debt	323,907	313,080
Less: current portion of long-term debt	(130,248)	(12,229)

Long-term debt	$193,659	$300,851

     The Company has a senior secured credit agreement, as amended, (the “Credit Agreement”) with various financial institutions under which the Term Loan and the Sterling Term Loan were issued. The Sterling Term Loan is denominated in British pounds. Under the Credit Agreement, at April 4, 2009, the Company also has a $40 million revolving line of credit (“Revolver”) and a $43.5 million letter of credit facility. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company. As of April 4, 2009, letters of credit issued under the Credit Agreement totaled $57.0 million, including $13.5 million under the Revolver. The maturity date for the revolving line of credit is October 31, 2010. The maturity date for the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012. The Credit Agreement also contains affirmative and negative covenants requiring certain maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio, all as defined in the Credit Agreement.
     During October 2008, an amendment to the Credit Agreement (the “Amendment”) was completed. The Amendment covers the period from September 27, 2008 through January 2, 2010 (the Company’s 2009 fiscal year end) and eliminated the maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio covenants in exchange for new covenants requiring minimum liquidity and minimum twelve-month adjusted EBITDA measured quarterly and as defined in the Credit Agreement. The minimum liquidity requirement is measured each quarter end and is computed by adding “cash and cash equivalents” as reported on the consolidated balance sheet to unused Revolver availability. The minimum twelve-month adjusted EBITDA requirement is also measured at the end of each quarter. Adjusted EBITDA is calculated as defined in the Credit Agreement, where adjustments to reported earnings before interest, taxes, depreciation and amortization (“EBITDA”) include, among other things, items such as (i) removing the effects of non-cash gains and losses, non-cash restructuring charges and non-cash impairment charges; (ii) adding back non-cash stock compensation expenses; (iii) adding back deferred financing cost amortization; (iv) removing the effects of any gains or losses related to debt retirement; (v) excluding the impact of certain closed or discontinued operations; (vi) during the period of the October 2008 Amendment (the fourth fiscal quarter of 2008 and the four fiscal quarters of 2009), excluding the effects of cash severance costs and the impact of costs related to the amendment; and (vii) giving proforma effect to similarly computed adjusted EBITDA from acquisitions.
The minimum liquidity and minimum twelve-months adjusted EBITDA levels, as set forth in the Amendment, for the four fiscal quarters of 2009 are as follows:

		Minimum
		12-month
	Minimum	Adjusted
Fiscal Quarter	Liquidity	EBITDA
	(In thousands)
First quarter of 2009	$45,000	$10,800
Second quarter of 2009	$35,000	$6,400
Third quarter of 2009	$39,000	$7,500
Fourth quarter of 2009	$42,000	$15,100
     Pursuant to the terms of the Amendment, the minimum required twelve-month adjusted EBITDA will be revised to reflect the impact of any sales of operating assets.
     The Company was in compliance with the minimum liquidity and minimum adjusted EBITDA covenants for the quarter ended April 4, 2009. The Company’s actual twelve-month adjusted EBITDA was $13.8 million and actual liquidity was $49.2 million. Management believes the required minimum levels of liquidity and adjusted EBITDA for the last three quarters of 2009 are achievable based upon the Company’s current operating plan. Management has also identified other actions within their control that could be implemented, if necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful. Additionally, in light of current market conditions and absent further unscheduled reductions of indebtedness under the Credit Agreement, it is likely that the Company will not be in compliance with the pre-Amendment financial covenants which take effect as of the end of the first quarter of its 2010 fiscal year. Further, if current credit market conditions were to persist throughout 2009, there can be no assurance that the Company will be able to refinance all or a sufficient portion of this indebtedness.
     While the Company is pursuing asset sales, divestitures and other types of capital raising alternatives in order to reduce indebtedness under the Credit Agreement prior to expiration of the Amendment, there can be no assurance that such activities will be successful or generate cash resources adequate to retire or sufficiently reduce this indebtedness. In that event, there can be no assurance that a majority of the lenders that are party to the Credit Agreement will consent to a further amendment of the Credit Agreement.
     As a result, pursuant to the guidance in EITF No. 86-30, during the quarter ended April 4, 2009, the Company classified all indebtedness under the Credit Agreement as short-term debt. Therefore, short-term debt consisted of the following at April 4, 2009:

(In thousands)
Term Loan due 2012	$45,209
Sterling Term Loan due 2012	52,683
Revolving Line of Credit	25,124
7.625% Senior Notes due May 2009	6,716
Other current maturities	516

Total short-term debt	$130,248

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
     The Amendment provides for interest rate reductions on all remaining borrowings under the Credit Agreement and a reduction of fees for the letter of credit facility if the Company makes additional Term Loan prepayments during the Amendment period. For aggregate prepayments between $10 and $20 million, the interest rate will be reduced to LIBOR plus 5.5% (of which 0.5% may be paid in kind); for aggregate prepayments between $20 and $30 million, the interest rate will be reduced to LIBOR plus 5.0%; and for aggregate prepayments of $30 million or more, the interest rate will be reduced to LIBOR plus 4.5%. Those respective aggregate prepayments will result in reducing the letter of credit annual fee to 5.6%, 5.1% and 4.6%, respectively.
     The interest rate at April 4, 2009 for borrowings under the Term Loan and Sterling Term Loan was a LIBOR floor of 3.25% plus 6.5% and for borrowings under the Revolver was a prime rate floor of 4.25% plus 5.5%. As of April 4, 2009, the letter of credit facility was subject to a 6.6% annual fee and the unused portion of the Revolver was subject to an annual fee of 0.75%.
     The Amendment requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling $4.5 million for the remainder of 2009. Thereafter the Credit Agreement requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling approximately $0.9 million annually.
     The following table summarizes the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and minimum Fixed Charge Ratio that the Company is required to maintain under the Credit Agreement for periods after January 2, 2010:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
First quarter of 2010 - Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 - Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 - Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1
     The following provides brief definitions of these Credit Agreement covenants: The Senior Leverage Ratio is the ratio of Total Senior Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated adjusted EBITDA for the four-quarter period then ended. The Interest Coverage Ratio is the ratio of the Company’s consolidated adjusted EBITDA to its Cash Interest Expense (as defined) for the four-quarter period then ended. The Fixed Charge Ratio is the ratio of the Company’s consolidated adjusted EBITDA to its Fixed Charges (as defined) for the four-quarter period then ended. As of April 4, 2009, the Company’s actual Senior Leverage Ratio was 12.5:1, the Interest Coverage Ratio was 0.7:1, and the Fixed Charge Ratio was 0.5:1.
     At April 4, 2009, the Company had outstanding $180 million of 2.75% Convertible Senior Notes due 2037 (the “Convertible Notes”), that were issued in 2007. Interest on the Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The Convertible Notes are convertible into approximately 47.7 shares of the Company’s common stock per $1,000 of principal. The conversion rate can exceed 47.7 shares per $1,000 of principal when the closing price of the Company’s common stock exceeds approximately $20.97 per share for one or more days in the 20 consecutive trading day period beginning on the second trading day after the conversion date. Holders of the Convertible Notes may require the Company to repurchase the Notes if the Company is involved in certain types of corporate transactions or other events constituting a fundamental change and have the right to require the Company to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. The Company has the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012.
     The Senior Notes due in May 2009 are secured equally and ratably with obligations under the Credit Agreement, but contain no significant restrictive covenants.
     Each of the Company’s primary debt instruments contain cross default provisions whereby a default under one instrument that results in the debt being accelerated or declared due and payable, if not cured or waived by the lenders, could cause an acceleration or default under its other debt instruments.

NOTE 7 — Contingent Liabilities
     As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers have been made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at April 4, 2009 was estimated to be approximately $110 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates that will not be paid. Losses incurred on homes repurchased totaled approximately $0.2 million for the three months ended April 4, 2009 and less than $0.1 million for the three months ended March 29, 2008.
     At April 4, 2009, the Company was contingently obligated for approximately $57.0 million under letters of credit, primarily comprised of $41.5 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $15.2 million under surety bonds, generally to support license and service bonding requirements. Approximately $54.1 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the condensed consolidated balance sheet.
     At April 4, 2009, certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.
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
NOTE 8 — Earnings Per Share, Stock Options and Stock-Based Incentive Plans
     During the three months ended April 4, 2009 and March 29, 2008, the Company’s potentially dilutive securities consisted of convertible debt, and outstanding stock options, restricted stock awards and performance share awards. Potentially dilutive securities were excluded from the computation of diluted earnings per share (“EPS”) for the three months ended April 4, 2009 and March 29, 2008, as the effect would have been anti-dilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)
Numerator:
Loss available to common shareholders for basic and diluted EPS	$(17,638)	$(20,484)

Denominator:
Shares for basic and diluted EPS—weighted average shares outstanding	77,698	77,472

The following dilutive shares were excluded from weighted average shares outstanding used in the calculation of dilutive EPS as the effect of including them would have been anti-dilutive:

Convertible debt	8,585	8,585
Performance awards	69	331
Stock options	—	75

Total anti-dilutive shares excluded from EPS	8,654	8,991

     Performance share awards are included in the weighted average number of shares outstanding for calculating basic EPS only after the shares have been earned and vested. Performance share awards are included in the weighted average number of shares outstanding for calculating diluted EPS based on the number of shares, if any, that have been earned, but not vested, as of the end of each reporting period based on the cumulative percentage of earnings targets that have been attained to date during the three-year performance periods.

     The Company has various stock option and stock-based incentive plans and agreements whereby stock options, performance share awards, restricted stock awards and other stock-based incentives were made available to certain employees, directors and others. Stock options were generally granted at fair market value and generally expire six, seven or ten years from the grant date. Some options become exercisable immediately and others over a period of up to five years. In addition to these plans, other nonqualified stock options and awards have been granted to executive officers and certain employees and in connection with acquisitions.
     The following table summarizes the changes in outstanding stock options for the three months ended April 4, 2009:

		Weighted
	Number	average exercise
	of shares	price per share
	(In thousands)
Outstanding at January 3, 2009	419	$11.83
Granted	800	0.20
Expired	(30)	21.06

Outstanding at April 4, 2009	1,189	$3.77

     At April 4, 2009, there were 800,000 stock options that were in-the-money, resulting in aggregate intrinsic value (excess of market value at April 4, 2009 over the option exercise price) totaling $0.3 million. Stock-based compensation costs totaled approximately $0.2 million for the three months ended April 4, 2009 and $0.6 million for the three months ended March 29, 2008 and were included in general and administrative expenses.
     The following table summarizes the changes in outstanding performance awards and restricted stock awards during the three months ended April 4, 2009:

Number
of shares
(In thousands)
Outstanding at January 3, 2009	1,631
Granted	547
Vested	(101)
Forfeited	(741)

Outstanding at April 4, 2009	1,336

Summary of outstanding awards at April 4, 2009
Performance shares	1,250
Restricted stock awards	86

1,336

     Performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2007 through 2009, 2008 through 2010 and 2009 through 2011. During the first quarter of 2009, a total of 85,736 performance shares vested pursuant to the attainment of 27.48% of the three-year target for 2006 through 2008, of which 75,414 shares were issued, net of shares withheld for the payment of participants’ taxes. One restricted stock award of 15,000 shares vested and was issued during the quarter ended April 4, 2009. In addition, during the first quarter of 2009 a total of 547,000 performance shares were granted for the 2009 through 2011 three-year program.
     During the first quarter of 2008, a total of 610,000 performance-based restricted shares were granted with a 2008 through 2012 five-year performance period. During the first quarter of 2009, the participants voluntarily forfeited all of the remaining 515,000 shares under the 2008 through 2012 performance plan. Restricted stock awards totaling 9,000 shares remain from an issuance in November 2004 and vest 100% in November 2009, subject to continued employment with the Company. Additionally, there remain 18,550 restricted shares issued as part of annual grants to Directors that vest in May 2009, subject to continued service as a Company Director, and deferred stock awards of 58,950 shares that will be issued upon the Director’s retirement or other events.

NOTE 9 — Segment Information
     The Company evaluates the performance of its manufacturing, international and retail segments and allocates resources to them primarily based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.
     General corporate expenses are primarily comprised of costs incurred at the Company’s executive offices excluding engineering, marketing and purchasing costs that are directly related to the manufacturing segment. General corporate expenses include (i) compensation (including stock-based compensation), incentives and benefits of the executive officers and management team, (ii) compensation, incentives and benefits of the administrative staff, (iii) legal and professional fees, including audit fees, (iv) letter of credit fees and deferred financing costs, (v) rents, leases and depreciation of leasehold improvements, furniture and fixtures, office equipment and IT equipment, and (vi) directors fees and directors and officers insurance.
     Reconciliations of segment sales to consolidated net sales and segment loss to consolidated loss before income taxes is as follows:

	Three Months Ended
	April 4,	March 29,
	2009	2008
	(In thousands)
Net sales:
Manufacturing segment	$77,677	$181,485
International segment	21,743	110,366
Retail segment	7,406	9,047
Less: intercompany	(1,600)	(4,200)

Consolidated net sales	$105,226	$296,698

Loss before income taxes:
Manufacturing segment loss	$(6,106)	$(9,023)
International segment income	64	8,389
Retail segment loss	(158)	(2,764)
General corporate expenses	(5,807)	(8,608)
Amortization of intangible assets	(1,859)	(2,469)
Foreign currency transaction losses	(642)	(2,351)
Interest expense, net	(4,519)	(3,873)
Intercompany (loss) profit eliminations	400	(200)

Loss before income taxes	$(18,627)	$(20,899)

NOTE 10 — Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard Number 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Where the measurement objective specifically requires the use of “fair value”, the Company has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 30, 2007. Effective January 4, 2009, the Company adopted the provisions of SFAS 157 with respect to non-financial assets and non-financial liabilities. As of April 4, 2009, the Company had no assets or liabilities required to be measured at fair value.
NOTE 11 — Restructuring Charges
     In the quarter ended April 4, 2009, the Company recorded restructuring charges of $0.1 million for severance costs related to reducing corporate office headcount by an additional nine positions. These charges were included in general corporate expenses.
     In the quarter ended March 29, 2008, charges totaling $9.8 million were recorded primarily in connection with the Company’s decision to close a manufacturing facility in Oregon, the last plant of a four plant complex in Indiana and reduce the number of North American regional offices from four to two. The operations at the closed Indiana plant were consolidated at the Company’s other Indiana homebuilding complex. Restructuring charges totaling $9.5 million consisted of severance costs of $2.5 million and fixed asset impairment charges of $7.0 million. An inventory write-down of $0.3 million was included in cost of sales. A total of $9.3 million of these charges was included in the manufacturing segment and $0.5 million was included in general corporate expenses. Severance costs included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees, consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations.
     All charges related to these restructuring activities were recorded in the stated periods and no related charges are expected to be incurred in subsequent periods.
     The following table provides information regarding current year activity for restructuring reserves established in previous and current periods relating primarily to closures of manufacturing plants.

Three Months Ended
April 4,
2009
(In thousands)
Balance at beginning of year	$981

Additions:
Severance	138

Cash payments:
Warranty	(84)
Severance	(440)

Balance April 4, 2009	$595

     The majority of warranty costs are expected to be paid over a three-year period after the related closures. Severance costs are generally paid within one year of the related closures or termination of employment. The balance at April 4, 2009, consisted solely of accrued severance costs.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three Months Ended April 4, 2009
versus the Three Months Ended March 29, 2008
Overview
     We are a leading producer of factory-built housing in the United States and Canada. We are also a leading producer in the United Kingdom of steel-framed modular buildings for use as prisons, military accommodations, hotels, residential units and other commercial applications. As of April 4, 2009, our North American manufacturing segment (the “manufacturing segment”) consisted of 25 homebuilding facilities in 13 states and three provinces in western Canada. Our homes were sold through more than 1,600 independent sales centers, builders and developers across the U.S. and western Canada and also through our retail segment that operates 14 sales offices in California. As of April 4, 2009, our international segment consisted of five manufacturing facilities in the United Kingdom.
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
     Each of our segments’ results for the quarter ended April 4, 2009 were impacted by the global credit crisis and its impact on the economies in the countries in which we operate. The manufacturing segment in North America was particularly affected by conditions in the housing markets and limited availability of financing for homebuyers and housing retailers, which resulted in inventory reductions by the segment’s retailers. These conditions led to low incoming order rates and levels of unfilled orders and resulted in a 57% decrease in the manufacturing segment’s current quarter sales versus the first quarter of 2008. Most of our manufacturing segment plants operated during the quarter with less than one week of unfilled orders and capacity utilization was only 21% compared to 40% a year ago and 36% in the fourth quarter of 2008. In response to these conditions, during the quarter our manufacturing segment reduced headcount by approximately 725 employees or 20%, and idled one homebuilding facility in Indiana.
     Consolidated net sales for the quarter ended April 4, 2009 decreased $191.5 million, or 65%, from the comparable period of 2008, primarily due to lower sales volumes in the manufacturing and international segments. International segment sales declined 80%, primarily from a significant decrease in prison sales. In the first quarter of 2008, a large number of prison contracts were in process that were completed during 2008.
     Pretax loss for the quarter ended April 4, 2009 was $18.6 million, compared to a pretax loss of $20.9 million in the first quarter of 2008. Pretax loss for the quarter ended April 4, 2009 included a $4.3 million gain from the final settlement of insurance claims, foreign currency transaction losses of $0.6 million on intercompany loans and restructuring charges of $0.1 million. Pretax loss for the quarter ended March 29, 2008 included restructuring and other charges totaling $9.8 million, primarily from the closure of two manufacturing plants, foreign currency transaction losses of $2.4 million on intercompany loans and $1.8 million of inventory write-downs at our California-based retail operations.
     We continue to focus on matching our manufacturing segment’s production capacity to industry and local market conditions and improving or eliminating under-performing manufacturing facilities. We continually review our manufacturing segment’s production capacity and will make further adjustments as deemed necessary.
Consolidated Results of Operations

	Three Months Ended
	April 4,	March 29,	%
	2009	2008	Change
	(Dollars in thousands)
Net sales

Manufacturing segment	$77,677	$181,485	(57%)
International segment	21,743	110,366	(80%)
Retail segment	7,406	9,047	(18%)
Less: intercompany	(1,600)	(4,200)	(62%)

Total net sales	$105,226	$296,698	(65%)

Gross margin	$5,531	$36,568	(85%)
Selling, general and administrative expenses (“SG&A”)	21,295	39,303	(46%)
Insurance gain	(4,295)	—	—
Restructuring charges	138	9,471	(99%)
Foreign currency transaction losses	642	2,351	(73%)
Amortization of intangible assets	1,859	2,469	(25%)

Operating loss	(14,108)	(17,026)	(17%)
Interest expense, net	4,519	3,873	17%

Loss before income taxes	$(18,627)	$(20,899)	(11%)

As a percent of net sales
Gross margin	5.3%	12.3%
SG&A	20.2%	13.2%
Operating loss	(13.4%)	(5.7%)
Loss before income taxes	(17.7%)	(7.0%)
     Consolidated net sales for the quarter ended April 4, 2009 decreased 65% from the comparable period of 2008 primarily due to economic, credit and housing market conditions in North America that affected our manufacturing segment and a significant decrease in prison sales in the international segment.
     Gross margin for the three months ended April 4, 2009 decreased 85% from the comparable period of 2008 primarily due to reduced sales in the manufacturing and international segments and a lower gross margin rate in the manufacturing segment due to effects of low levels of production and sales on production efficiencies and coverage of fixed costs. In the quarter ended March 29, 2008 gross margin was impacted by a $1.8 million charge to write down inventory at the retail segment.
     SG&A for the quarter ended April 4, 2009 decreased by 46% from the comparable period of 2008 primarily due to the impact of lower sales and profits on sales commissions, incentives and discretionary spending and decreased headcounts across the Company.
     The insurance gain resulted from the final settlement of insurance claims related to the February 2008 fire that destroyed our manufacturing plant in Henry, TN.
     Restructuring charges are discussed below in the section titled “Restructuring Charges”.
     Foreign currency transaction losses are related to intercompany loans between certain of our U.S., Canadian and U.K. subsidiaries that are expected to be repaid. The foreign currency transaction losses are due to fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
     Amortization expense in the quarter ended April 4, 2009 decreased versus the quarter ended March 29, 2008 due to the reduction of foreign exchange rates at our U.K. and Canadian subsidiaries by 27.4% and 19.4%, respectively.
     Manufacturing Segment
     We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended
	April 4,	March 29,	%
	2009	2008	Change
Manufacturing segment net sales (in thousands)	$77,677	$181,485	(57%)
Manufacturing segment loss (in thousands)	$(6,106)	$(9,023)	(32%)
Manufacturing segment margin %	(7.9%)	(5.0%)

Homes and units sold:
HUD code homes	674	1,561	(57%)
Modular homes and units	302	669	(55%)
Canadian homes	202	564	(64%)
Other units	5	27	(81%)

Total homes and units sold	1,183	2,821	(58%)

Floors sold	2,209	4,988	(56%)

Multi-section mix	70%	66%

Average unit selling price, excluding delivery	$56,700	$56,600	—

Manufacturing facilities at end of period	25	26
     Manufacturing segment net sales for the quarter ended April 4, 2009 decreased $103.8 million from the first quarter of 2008 due to the impact of the global credit crisis, including limited financing available to homebuyers and housing retailers. As a result, retailers were reducing inventories of homes and incoming order rates suffered. These ongoing housing market difficulties during the first quarter of 2009 contributed to low levels of unfilled production orders and low sales volumes at most of our plants in North America. Average manufacturing selling prices in the first quarter of 2009 increased slightly from the first quarter of 2008, as a higher proportion of multi-section units and an increase in the number of larger modular units for a multi-family project and a military project offset a trend toward lower cost homes.
     Manufacturing segment loss for the three months ended April 4, 2009 decreased $2.9 million from the comparable period of 2008. The first quarter of 2009 included a $4.3 million gain resulting from settling the insurance claim for the February 2008 Henry, TN plant fire while the first quarter of 2008 included charges totaling $9.3 million for the closure of two manufacturing facilities and the elimination of two regional offices. Lower sales volumes across North America resulted in production inefficiencies caused by under utilized factory capacity. As a result, our gross margin rate decreased, the impact of which was partially offset by lower SG&A due to cost and headcount reductions and lower incentive and sales commission expenses. Our plants operated at 21% of capacity for the first quarter of 2009 compared to 40% a year ago. These conditions resulted in the idling of one of the two manufacturing plants at our Indiana complex in the first quarter of 2009 and a 20% reduction in headcount in the segment.
     The plant closures announced in the first quarter of 2008 included one in Oregon and one in Indiana. The operations at the closed Indiana plant were consolidated at our other Indiana homebuilding complex. The Indiana closure was the final of four plants at a complex where the other three plants had been previously idled. Therefore, impairment charges in the quarter related to the four plant Indiana complex and the Oregon plant. Charges in the first quarter of 2008 totaling $9.3 million consisted of fixed asset impairment charges of $7.0 million, severance costs totaling $2.0 million and an inventory write-down of $0.3 million. Severance costs included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations.
     Although it is possible that retailers could cancel orders, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at April 4, 2009 totaled approximately $10 million for the 25 plants in operation, compared to $25 million at March 29, 2008 for the 26 plants in operation. The majority of our plants are currently operating with one week or less of unfilled orders.
     During the first quarter of 2009 and the fourth quarter of 2008, floor plan financing availability was reduced by the three national lenders that provided financing for approximately 42% of our total sales to independent retailers in our 2008 fiscal year. One national lender announced that it was exiting the business and stopped funding new loans and the other two national lenders curtailed their lending activity and tightened loan terms. We have encouraged our independent retailers to seek inventory financing from local banks and other sources. However, it is not known whether sufficient sources of inventory financing can be found to replace the financing previously provided by these three national lenders. The inability of our independent retailers to find sufficient inventory financing could result in lower levels of retailer inventory and cause reduced sales and profitability in our manufacturing segment.
International Segment
     We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended
	April 4,	March 29,	%
	2009	2008	Change
	(Dollars in thousands)
International segment net sales	$21,743	$110,366	(80%)
International segment income	$64	$8,389	(99%)
International segment margin %	0.3%	7.6%
     The global credit crisis impacted the economy and availability of financing in the U.K., which slowed construction activity. International segment net sales for the quarter ended April 4, 2009 decreased from the comparable quarter of 2008 due primarily to a significant reduction in custodial (prison) revenues and the slowdown in construction activity in the U.K. caused by difficult economic conditions. Additionally, $8.3 million of the reduction in sales was caused by a lower exchange rate versus the rate in the first quarter of 2008. In the first quarter of 2008, a large number of prison contracts were in process that involved a significant amount of site-work revenue. These contracts were completed during 2008.
     The decrease in segment income in the first quarter of 2009 compared to the first quarter of 2008 was primarily driven by the significant reduction in sales and gross margin, but was partially offset by reduced SG&A. Firm contracts and orders pending contracts under framework agreements totaled approximately $155 million at the end of the quarter, compared to approximately $150 million at the end of 2008.
Retail Segment
     We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended
	April 4,	March 29,	%
	2009	2008	Change
Retail segment net sales (in thousands)	$7,406	$9,047	(18%)
Retail segment loss (in thousands)	$(158)	$(2,764)	(94%)
Retail segment margin %	(2.1%)	(30.6%)

New homes sold	54	52	4%

% Champion produced new homes sold	85%	88%

New home multi-section mix	93%	98%

Average new home retail price	$134,300	$171,100	(22%)

Sales centers at end of period	14	17
     Retail sales for the quarter ended April 4, 2009 decreased versus the comparable period of 2008 primarily due to difficult housing market conditions in California and limited availability of financing, which resulted in selling slightly more homes but at a lower average selling price per home. The average home selling price declined due to competitive conditions in California and the liquidation of aged inventory.
     Retail segment loss for the quarter ended April 4, 2009 improved compared to the quarter ended March 29, 2008 as the 2008 quarter included an inventory write-down of $1.8 million, primarily related to park spaces in southern California.

Restructuring Charges
     During the quarter ended April 4, 2009, we incurred restructuring charges totaling $0.1 million for severance costs from reducing corporate office headcount by an additional nine positions. These charges were included in general corporate expenses.
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
     All charges related to these restructuring activities were recorded in the stated periods and no related charges are expected to be incurred in subsequent periods.
     As of April 4, 2009, accrued but unpaid restructuring costs totaled $0.6 million compared to $1.0 million at January 3, 2009. These unpaid costs consisted solely of severance costs at April 4, 2009.
General Corporate Expenses
     General corporate expenses in the quarter ended April 4, 2009, declined approximately $2.8 million, or 33%, as compared to the comparable quarter of 2008 as a result of reduced compensation and benefits due to headcount reductions, lower professional fees and other cost cuts implemented in the fourth quarter of 2008, partially offset by higher financing costs that resulted from the amended senior credit agreement.
Interest Income and Interest Expense
     For the three months ended April 4, 2009, interest expense was lower than the comparable period in 2008 as a result of lower average debt balances but slightly higher average interest rates. Interest income in 2009 was lower than in 2008 due to lower average invested cash balances and lower interest rates.
Income Taxes
     The primary difference between the effective tax rate for the quarter ended April 4, 2009 and the 35% U.S. federal statutory rate was due to a valuation allowance for 100% of our U.S. deferred tax assets, that resulted in no tax benefit being recognized for U.S. losses. U.S. deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability and/or from other factors. The tax benefit for the quarter ended April 4, 2009, consisted primarily of foreign tax benefits totaling $1.6 million and U.S. deferred tax expense of $0.6 million.
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
     As of January 3, 2009, we had available federal net operating loss carryforwards of approximately $346 million for tax purposes to offset certain future federal taxable income. These loss carryforwards expire in 2023 through 2028.
Liquidity and Capital Resources
     Unrestricted cash balances totaled $47.8 million at April 4, 2009. During the first three months of 2009, continuing operating activities used $18.5 million of net cash, investing activities provided net cash of $4.3 million primarily from $4.1 million of insurance proceeds and financing activities provided $9.3 million of net cash, primarily from a $10.0 million borrowing on the Revolver. During the quarter ended April 4, 2009, working capital used net cash of $7.5 million primarily due to reduced accounts payable and accruals relating to the slow down in business in the international segment, partially offset by decreased inventories in the manufacturing and retail segments.

     We have a senior secured credit agreement, as amended, (the “Credit Agreement”) with various financial institutions under which the Term Loan and the Sterling Term Loan were issued. Under the Credit Agreement, at April 4, 2009, we also have a $40 million revolving line of credit (“Revolver”) and a $43.5 million letter of credit facility. The Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries. As of April 4, 2009, letters of credit issued under the facility totaled $57.0 million, including $13.5 million under the Revolver. The maturity date for the Revolver is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012.
     During October 2008, an amendment to the Credit Agreement (the “Amendment”) was completed. The Amendment covers the period from September 27, 2008 through January 2, 2010 (our 2009 fiscal year end) and eliminated the maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio covenants in exchange for new covenants requiring minimum liquidity and minimum twelve-month adjusted EBITDA measured quarterly and as defined by the Credit Agreement. The minimum liquidity requirement is measured each quarter end and is computed by adding “cash and cash equivalents” as reported on the consolidated balance sheet to unused Revolver availability. The minimum twelve-month adjusted EBITDA requirement is also measured at the end of each quarter. Adjusted EBITDA is calculated as defined in the Credit Agreement, where adjustments to reported earnings before interest, taxes, depreciation and amortization (“EBITDA”) include, among other things, items such as (i) removing the effects of non-cash gains and losses, non-cash restructuring charges and non-cash impairment charges; (ii) adding back non-cash stock compensation expenses; (iii) adding back deferred financing cost amortization; (iv) removing the effects of any gains or losses related to debt retirement; (v) excluding the impact of certain closed or discontinued operations; (vi) during the period of the October 2008 Amendment (the fourth fiscal quarter of 2008 and the four fiscal quarters of 2009), excluding the effects of cash severance costs and the impact of costs related to the amendment; and (vii) giving proforma effect to similarly computed adjusted EBITDA from acquisitions.
     The minimum liquidity and minimum twelve-months adjusted EBITDA levels, as set forth in the Amendment, for the four fiscal quarters of 2009 are as follows:

		Minimum
		12-month
	Minimum	Adjusted
Fiscal Quarter	Liquidity	EBITDA
	(In thousands)
First quarter of 2009	$45,000	$10,800
Second quarter of 2009	$35,000	$6,400
Third quarter of 2009	$39,000	$7,500
Fourth quarter of 2009	$42,000	$15,100
     Pursuant to the terms of the Amendment, the minimum required twelve-month adjusted EBITDA will be revised to reflect the impact of any sales of operating assets.
     We were in compliance with the minimum liquidity and minimum adjusted EBITDA covenants for the quarter ended April 4, 2009. Our actual twelve-month adjusted EBITDA was $13.8 million and actual liquidity was $49.2 million. Management believes these required minimum levels of liquidity and adjusted EBITDA for the last three quarters of 2009 are achievable based upon the Company’s current operating plan. Management has also identified other actions within their control that could be implemented, if necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful.
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
     The Amendment provides for interest rate reductions on all remaining borrowings under the Credit Agreement and the fees for the letter of credit facility if we make additional Term Loan prepayments during the effected period. For cumulative prepayments between $10 and $20 million, the interest rate will be reduced to LIBOR plus 5.5% (of which 0.5% may be paid in kind); for cumulative prepayments between $20 and $30 million, the interest rate will be reduced to LIBOR plus 5.0%; and for cumulative prepayments of $30 million or more, the interest rate will be reset to LIBOR plus 4.5%. Those respective aggregate prepayments will result in reducing the letter of credit annual fee to 5.6%, 5.1% and 4.6%, respectively.

     The interest rate at April 4, 2009 for borrowings under the Term Loan and the Sterling Term Loan was a LIBOR floor of 3.25% plus 6.5% and for borrowings under the Revolver was a prime rate floor of 4.25% plus 5.5%. The letter of credit facility was subject to a 6.6% annual fee and the unused portion of the Revolver was subject to an annual fee of 0.75%
     The Amendment requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling $4.5 million for the remainder of 2009. Thereafter the Credit Agreement requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling approximately $0.9 million annually.
     The following table represents the maximum Senior Leverage Ratio, minimum Interest Coverage Ratio and minimum Fixed Charge Ratio that we are required to maintain under the Credit Agreement for periods after January 2, 2010:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
First quarter of 2010 - Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 - Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 - Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1
     As of April 4, 2009, our actual Senior Leverage Ratio was 12.5:1, our Interest Coverage Ratio was 0.7:1, and our Fixed Charge Ratio was 0.5:1.
     At April 4, 2009, we had outstanding $180 million of 2.75% Convertible Notes that were issued in 2007. The Convertible Notes are convertible into approximately 47.7 shares of our common stock per $1,000 of principal. The conversion rate can exceed 47.7 shares per $1,000 of principal when the closing price of our common stock exceeds approximately $20.97 per share for one or more days in the 20 consecutive trading day period beginning on the second trading day after the conversion date. Holders of the Convertible Notes may require us to repurchase the Notes if we are involved in certain types of corporate transactions or other events constituting a fundamental change. Holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. We have the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012.
     Each of our primary debt instruments contain cross default provisions whereby a default under one instrument that results in the debt being accelerated or declared due and payable, if not cured or waived by the lenders, could cause an acceleration or default under the other debt instruments.
     We expect to spend less than $5 million on capital expenditures in 2009. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances to repay indebtedness. We have remaining debt pay down requirements through 2010 totaling approximately $38.2 million, consisting primarily of $6.7 million of Senior Notes due May 2009, $25.1 million of Revolver debt due and scheduled installment payments on the Term Loans totaling $5.4 million.
Contingent liabilities and obligations
     We had significant contingent liabilities and obligations at April 4, 2009, including surety bonds and letters of credit totaling approximately $72.2 million, reimbursement obligations by certain of our consolidated subsidiaries of approximately $2.5 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.
     We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of April 4, 2009 was approximately $110 million, without reduction for the resale value of the homes. As of April 4, 2009, our independent retailer with the largest contingent repurchase obligation had approximately $3.8 million of inventory subject to repurchase for up to 18 months from date of invoice. As of April 4, 2009, our next 24 largest independent retailers had an aggregate of approximately $27.0 million of inventory subject to repurchase for up to 18 months from date of invoice, with individual amounts ranging from approximately $0.1 million to $3.6 million

     We have provided various representations, warranties and other standard indemnifications in the ordinary course of our business, in agreements to acquire and sell business assets and in financing arrangements. We are also subject to various legal proceedings that arise in the ordinary course of our business.
     Management believes the ultimate liability with respect to these contingent liabilities and obligations will not have a material effect on our financial position, results of operations or cash flows.
Summary of liquidity and capital resources
     At April 4, 2009, our total liquidity was $49.2 million, consisting of unrestricted cash balances totaling $47.8 million and availability under our Revolver of $1.4 million. During the quarter ended April 4, 2009, we used $18.5 million of net cash in operations, largely due to the net loss incurred during our seasonally slowest quarter and reductions in accounts payable and accruals at our international segment as a result of the significant reduction in sales, partially offset by improvements in inventory in the manufacturing and retail segments. We expect that our international segment will consume additional cash for working capital during the second quarter of 2009, but will be a source of cash from working capital in the second half of 2009 and in 2010 as sales recover from the low levels of the last two quarters. Further, we expect that our restructuring activities and cost cutting actions to date will help minimize future operating losses and that the working capital needs of our manufacturing and retail segments will be modest.
     We have scheduled debt payments due totaling $11.7 million during the last three quarters of 2009 and $26.5 million in 2010. In addition, the remaining debt outstanding under our Credit Agreement, totaling $92.5 million, may become due in 2010 because it is not likely that we will be in compliance with post-Amendment financial covenants which will be in effect at the end of the first fiscal quarter of 2010.
     Our current projections indicate that our cash availability will be sufficient to operate our businesses through the first quarter of 2010, including capital expenditures and scheduled debt payments but would not be sufficient to fully retire the indebtedness under our Credit Agreement if we were not in compliance with our covenants at the end of that quarter. As a result, prior to the end of the first quarter of 2010, we expect to have substantially reduced or retired completely this indebtedness using the net proceeds from targeted asset sales that we are currently pursuing. If we are successful in completing these asset sales and the proceeds from these sales are sufficient to substantially reduce or retire completely this indebtedness, the cash needed in 2010 for scheduled debt payments will be reduced to approximately $0.5 million. In this event, our current projections indicate that the level of cash available will be adequate for purposes of operating our businesses throughout 2010, including capital expenditures and scheduled debt payments.
     The Amendment provided revised financial covenants for the five-quarter period ending January 2, 2010. Management believes the minimum liquidity and minimum twelve-month adjusted EBITDA requirements, as defined, are achievable based upon the Company’s current projections. Management has also identified other actions within their control that could be implemented, if necessary, to help the Company meet these quarterly requirements. However, there can be no assurance that these actions will be successful.
     Further, while we are pursuing targeted asset sales in order to reduce indebtedness under the Credit Agreement, there can be no assurance that such activities will be successful or generate sufficient net proceeds to retire or substantially reduce this indebtedness. In this event, there can be no assurance that a majority of the lenders that are party to our Credit Agreement will consent to a further amendment of the Credit Agreement, or that other sources of capital will become available.
Critical Accounting Policies
     For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K for 2008. There have been no material changes to our critical accounting policies described in such Form 10-K.
Impact of Recently Issued Accounting Pronouncements
      As of April 4, 2009, there were no new recently issued accounting pronouncements that had any impact on our accounting policies or procedures.

Forward-Looking Statements
     This Current Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, and “Quantitative and Qualitative Disclosures About Market Risk” in Item 3, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934. In addition, we, or persons acting on our behalf, may from time to time publish or communicate other items that could also constitute forward-looking statements. Such statements are or will be based on our estimates, assumptions, and projections, and are not guarantees of future performance and are subject to risks and uncertainties, including those specifically listed in Item 1A of this Form 10-Q and our Annual Report on Form 10-K for the year ended January 3, 2009, that could cause actual results to differ materially from those included in the forward-looking statements. We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances. The risk factors discussed in “Risk Factors” in Item 1A of this Form 10-Q and our 2008 Form 10-K could materially affect our operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our debt obligations under the Credit Agreement are currently subject to variable rates of interest based on U.S. and U.K. LIBOR and the U.S. prime rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.2 million, assuming average related debt of $123.0 million, which was the amount of outstanding borrowings at April 4, 2009.
     Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.1 million, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at April 4, 2009.
     Our approach to interest rate risk is to balance our borrowings between fixed rate and variable rate debt. At April 4, 2009, we had $180 million of Convertible Notes and $6.7 million of Senior Notes at fixed rates and $135.4 million of Term Loans, Revolver and industrial revenue bonds at variable rates.
     We are exposed to foreign exchange risk with our manufacturing segment’s sales and operations in Canada and our international segment’s operations in the U.K. Our manufacturing segment’s net sales in Canada in 2008 totaled approximately $170 million (CAD). Assuming future annual sales in Canada equal to 2008 sales, a change of 1.0% in exchange rates between the U.S. and Canadian dollars would change consolidated sales by $1.4 million. Our international segment had 2008 sales of £148 million (pounds Sterling) in the U.K. Assuming future annual U.K. sales equal to 2008 sales, a change of 1.0% in exchange rates between the U.S. dollar and the British pound Sterling would change consolidated sales by $2.2 million. Net income of the Canadian and U.K. operations would also be affected by changes in exchange rates. We also have foreign exchange risk for cash balances we maintain in U.S. dollars, Canadian dollars and U.K. pounds that are subject to fluctuating values when exchanged into another currency.
     Our Sterling Term Loan was originated in the U.S., denominated in British pounds, used to finance a portion of the Caledonian purchase price and designated as an economic hedge of our net investment in the U.K. At April 4, 2009, the amount outstanding on the Sterling Term Loan was £35.6 million. Therefore a significant portion of foreign exchange risk related to our Caledonian investment in the U.K. is offset. Repayment of any portion of this loan will result in realized foreign exchange transaction gains and losses based on the exchange rate at the time of repayment. We do not hedge our net investment in our Canadian operations.
     We use intercompany loans between our U.S. and foreign subsidiaries to provide funds for acquisitions and other purposes. At April 4, 2009 the total of such intercompany loans was $51.4 million. Until these loans are repaid, foreign exchange transaction gains and losses will be reported in our statement of operations based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
Item 4. Controls and Procedures.
     As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. During the quarter ended April 4, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
     For information regarding risk factors, see “Risk Factors” in Item 1A of Part I of the Form 10-K for the year ended January 3, 2009. There have been no material changes to our risk factors described in such Form 10-K, except for the following:
     New York Stock Exchange — We may not continue to qualify for the listing of our common stock on the New York Stock Exchange.
     There is no guarantee that our common stock will continue to be listed on the New York Stock Exchange (“NYSE” or “Exchange”). On December 17, 2008, we received notice from the NYSE that we were not in compliance with the Exchange’s continued listing standards because the average closing share price of Champion’s common stock for a consecutive 30 trading day period fell below $1.00. The NYSE rule generally provides a company six months from the date it received notice to cure this non-compliance. On February 26, 2009, however, the NYSE suspended its $1.00 minimum requirement until at least June 30, 2009. After June 30, 2009, it is unclear whether NYSE will reinstate the $1.00 rule or continue the suspension. However, there is no guarantee that the NYSE will extend this rule further, and while we have several options to attempt to raise our share price should the NYSE reinstate this rule, there can be no guarantee that we will be successful in raising the share price and our common stock may be ultimately de-listed by the Exchange.
     The NYSE also requires a minimum market capitalization to remain in compliance with continued listing standards. Under this rule, a company is generally non-compliant if the average global market capitalization of the company over a consecutive 30 trading day period is below $25 million. The NYSE has recently modified this market capitalization requirement to $15 million until at least June 30, 2009. While we are presently in compliance with this threshold, there can be no guarantee that Champion’s consecutive 30 trading day period average market capitalization will remain above the market capitalization threshold imposed by the NYSE and it is possible that our common stock could be de-listed from the Exchange.
     Under the NYSE rules, a stock also will be considered to be below continued listing standards if the company’s global market capitalization falls below a mathematical average of $75 million over a consecutive 30 trading day period, while at the same time the company’s total shareholders’ equity is below $75 million. A company that falls below these compliance criteria is generally permitted 18 months to return to compliance, subject to a disclosure and monitoring process employed by the Exchange. As of April 4, 2009, Champion’s consecutive 30 trading day period average market capitalization was below $75 million and our shareholders’ equity was also below $75 million. As a result, we expect to receive a notice of non-compliance from the NYSE. If such a notice is received, we anticipate working with the Exchange to return the Company to compliance within the 18-month cure period provided by the Listed Company Manual, sections 802.01B(I) and 802.02. However, there can be no assurance that we will be successful in raising our shareholders’ equity or market capitalization and our common stock may be de-listed by the Exchange.
     We also maintain a listing for our common stock on the Chicago Stock Exchange (“CHX”), and are currently in compliance with all of its applicable listing maintenance requirements.
     In the current environment there can be no assurance that we will not be in violation of other NYSE listing standards or CHX maintenance requirements, some of which may not be curable.
     Our convertible debt requires that our common stock be listed on a U.S. national or regional securities exchange. Our failure to be so listed may constitute a fundamental change whereby the holders of our convertible notes could require us to purchase with cash their notes at face value. In the event our common stock is de-listed from the stock exchanges there are additional risks such as the impact on the market liquidity of our common stock, the impact on our ability to raise capital or issue certain types of debt, and general issues regarding our perception in the marketplace.
     Sales of selected assets — Our current strategy includes plans to sell selected assets and use the proceeds to reduce outstanding senior debt.
     Our current strategy includes plans to sell selected assets and use the proceeds to reduce outstanding senior debt prior to the end of the first quarter of 2010. However, there can be no assurance that we will be successful with these selected asset sales or that the resulting net cash proceeds will be adequate to retire or sufficiently reduce our senior debt. In the event the selected asset sales are not successful in sufficiently reducing our senior debt, it is likely that we will not be in compliance with the pre-Amendment financial covenants, which take effect as of the end of the first quarter of our 2010 fiscal year. Further, if current credit market conditions were to persist throughout 2009, there can be no assurance that we will be able to refinance all or a sufficient portion of this indebtedness. Additionally, subsequent to the sales of selected assets, if our operating results from ongoing operations do not improve, impairment charges related to goodwill and amortizable intangible assets may be necessary.
Item 6. Exhibits and Reports on Form 8-K.
     (a) The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated April 30, 2009, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009.

31.2	Certification of Chief Financial Officer dated April 30, 2009, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated April 30, 2009, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2009.

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
Dated: April 30, 2009