Form 10-Q
period 2009-07-04
CHAMPION ENTERPRISES INC
filed 2009-08-13
CIK 814068

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For Quarterly period ended July 4, 2009
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
     77,782,118 shares of the registrant’s $1.00 par value Common Stock were outstanding as of August 12, 2009.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net sales	$129,538	$289,184	$234,764	$585,882

Cost of sales	113,961	246,722	213,656	506,852

Gross margin	15,577	42,462	21,108	79,030

Selling, general and administrative expenses	21,858	33,015	43,153	72,318
Insurance gain	—	—	(4,295)	—
Restructuring charges	2,220	—	2,358	9,471
Foreign currency transaction (gains) losses	(1,963)	(576)	(1,321)	1,775
Amortization of intangible assets	1,953	2,382	3,812	4,851

Operating (loss) income	(8,491)	7,641	(22,599)	(9,385)

Interest income	43	1,061	220	2,364
Interest expense	(4,857)	(5,150)	(9,553)	(10,326)

(Loss) income before income taxes	(13,305)	3,552	(31,932)	(17,347)

Income tax expense (benefit)	8	202	(981)	(213)

Net (loss) income	$(13,313)	$3,350	$(30,951)	$(17,134)

Basic (loss) income per share	$(0.17)	$0.04	$(0.40)	$(0.22)

Weighted shares for basic EPS	77,762	77,738	77,730	77,605

Diluted (loss) income per share	$(0.17)	$0.04	$(0.40)	$(0.22)

Weighted shares for diluted EPS	77,762	77,929	77,730	77,605

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	Unaudited
	July 4,	January 3,
	2009	2009
ASSETS
Current assets
Cash and cash equivalents	$26,479	$52,787
Accounts receivable, trade	26,775	33,935
Inventories	37,394	52,960
Deferred tax assets	653	673
Other current assets	6,493	9,839

Total current assets	97,794	150,194

Property, plant and equipment
Land and improvements	28,749	29,039
Buildings and improvements	117,523	115,447
Machinery and equipment	77,182	81,497

	223,454	225,983
Less-accumulated depreciation	132,007	129,120

	91,447	96,863

Goodwill	320,154	307,760
Amortizable intangible assets, net of accumulated amortization	67,820	67,932
Other non-current assets	19,212	22,260

	$596,427	$645,009

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Short-term portion of debt	$130,378	$12,229
Accounts payable	57,641	70,050
Accrued volume rebates	10,488	19,120
Accrued warranty obligations	16,866	20,925
Accrued compensation and payroll taxes	11,754	15,372
Accrued self-insurance	19,447	22,537
Other current liabilities	23,088	27,399

Total current liabilities	269,662	187,632

Long-term liabilities
Long-term debt	193,579	300,851
Deferred tax liabilities	38,106	36,592
Other long-term liabilities	31,415	33,111

	263,100	370,554
Contingent liabilities (Note 7)

Shareholders’ equity
Common stock, $1 par value, 120,000 shares authorized, 77,782 and 77,780 shares issued and outstanding, respectively	77,782	77,780
Capital in excess of par value	202,271	201,919
Accumulated deficit	(206,774)	(175,823)
Accumulated other comprehensive loss	(9,614)	(17,053)

Total shareholders’ equity	63,665	86,823

	$596,427	$645,009

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	Unaudited
	Six Months Ended
	July 4,	June 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(30,951)	$(17,134)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and amortization	9,275	11,812
Stock-based compensation	335	857
Change in deferred taxes	943	(8,608)
Inventory LCM charges	515	2,100
Non-cash financing expenses	2,637	447
Fixed asset impairment charges	1,525	7,000
Insurance proceeds	3,161	2,500
Gain on disposal of fixed assets	(179)	(139)
Gain on insurance settlement	(4,295)	—
Foreign currency transaction (gains) losses	(1,321)	1,775
Increase/decrease:
Accounts receivable	6,323	(2,653)
Inventories	15,614	6,611
Accounts payable	(17,020)	4,376
Accrued liabilities	(23,289)	(21,587)
Other assets, net	2,310	(899)

Net cash used for operating activities	(34,417)	(13,542)

Cash flows from investing activities:
Proceeds on disposal of fixed assets	1,188	2,528
Insurance proceeds	4,052	—
Purchase of short-term investments	—	(10,000)
Redemption of short-term investments	—	3,050
Additions to property, plant and equipment	(406)	(5,716)
Acquisitions	—	(2,500)

Net cash provided by (used for) investing activities	4,834	(12,638)

Cash flows from financing activities:
Payments on debt	(7,839)	(25,657)
Proceeds from Revolver borrowings	11,284	—
Payments for deferred financing costs	(245)	—
Common stock issued, net	—	437

Net cash provided by (used for) financing activities	3,200	(25,220)

Cash used for discontinued operations	(135)	(87)

Effect of exchange rate changes on cash and cash equivalents	210	449

Net decrease in cash and cash equivalents	(26,308)	(51,038)
Cash and cash equivalents at beginning of period	52,787	135,408

Cash and cash equivalents at end of period	$26,479	$84,370

See accompanying Notes to Condensed Consolidated Financial Statements

CHAMPION ENTERPRISES, INC.
Condensed Consolidated Statement of Shareholders’ Equity
Unaudited Six Months Ended July 4, 2009
(In thousands)

					Accumulated
			Capital in		other
	Common stock		excess of	Accumulated	comprehensive
	Shares	Amount	par value	deficit	(loss) income	Total

Balance at January 3, 2009	77,780	$77,780	$201,919	$(175,823)	$(17,053)	$86,823

Net loss	—	—	—	(30,951)	—	(30,951)
Stock compensation plans	2	2	352	—	—	354
Foreign currency translation adjustments	—	—	—	—	13,909	13,909
Net investment hedge, net of income taxes	—	—	—	—	(6,470)	(6,470)

Balance at July 4, 2009	77,782	$77,782	$202,271	$(206,774)	$(9,614)	$63,665

Components of accumulated other comprehensive (loss) income consisted of the following at July 4, 2009:

Foreign currency translation adjustments	$(10,773)
Pension actuarial gain, net of income taxes	441
Net investment hedge, net of income taxes	718

$(9,614)

Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
Net (loss) income	$(13,313)	$3,350	$(30,951)	$(17,134)
Other comprehensive (loss) income:
Foreign currency translation adjustments	12,704	210	13,909	(1,711)
Net investment hedge, net of income taxes	(5,512)	151	(6,470)	251

Total comprehensive (loss) income	$(6,121)	$3,711	$(23,512)	$(18,594)

See accompanying Notes to Condensed Consolidated Financial Statements.

CHAMPION ENTERPRISES, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — Summary of Significant Accounting Policies
     The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management include all adjustments necessary for a fair statement of the results of the interim periods. All such adjustments are of a normal recurring nature. The factory-built industry is affected by seasonality with the Company’s North American manufacturing segment’s sales traditionally greater during the period March through November than in other months. Financial results of the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the fiscal year. The balance sheet as of January 3, 2009 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.
     For a description of significant accounting policies used by Champion Enterprises, Inc. (“Champion” or “the Company”) in the preparation of its consolidated financial statements, please refer to Note 1 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.
     The Company operates in three segments, which are based on geographic area and nature of the operations (manufacturing or retail). The North American manufacturing segment (the “manufacturing segment”) as of July 4, 2009, consisted of 22 manufacturing facilities that primarily construct factory-built manufactured houses and modular houses and units throughout the U.S. and in western Canada. The international manufacturing segment (the “international segment”) consisted of five manufacturing facilities in the United Kingdom operated by Caledonian Building Systems Limited (“Caledonian”) and a subsidiary, that manufacture steel-framed modular buildings for prisons, military accommodations, hotels, residential units and other commercial applications. The retail segment currently operates 15 retail sales offices that sell manufactured houses to consumers throughout California.
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
     Non-cash financing expenses in the statement of cash flows consist of (a) amortization of deferred financing costs and (b) paid-in-kind interest expense, which is not paid in cash but is added to the related debt balances. Other assets, net in the cash flow statement includes net changes in other current and non-current assets such as prepaid expenses, various non-trade receivables and other miscellaneous assets.
     The accompanying statement of cash flows for the six months ended June 28, 2008 has been revised to reflect a correction of a cash flow item for the quarter ended March 28, 2008, that was initially corrected in the third quarter of 2008. This change resulted in an increase in cash flows from investing activities of $1.3 million for proceeds from disposal of fixed assets and a corresponding decrease in cash flows from operations—change in accounts receivable.
     New Accounting Policies:
     In June 2009, the Financial Accounting Standards Board issued Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The objective of SFAS 168 is to replace SFAS 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 will not have a material impact on the Company’s consolidated financial position or results of operations for the three and six months ended July 4, 2009.

     In May 2009, the Financial Accounting Standards Board issued Financial Accounting Standard No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Effective July 4, 2009, the Company adopted SFAS 165, which only resulted in providing the required disclosure which follows. For the Company’s financial statements for the three and six months ended July 4, 2009, the Company evaluated subsequent events through August 13, 2009, the date of issuance of its consolidated financial statements in this Form 10-Q.
     In April 2009, the Financial Accounting Standards Board issued Final Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. Effective July 4, 2009, the Company adopted FSP No. FAS 157-4, which resulted in no material impact on its consolidated financial position or results of operations for the three and six months ended July 4, 2009. For additional information, see Note 10 to the financial statements.
     In April 2009, the Financial Accounting Standards Board issued Final Staff Position No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during all interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009. Effective July 4, 2009, the Company adopted FSP No. SFAS 107-1 and APB 28-1 without significant impact on its financial statements other than providing certain enhanced disclosures for the three and six months ended July 4, 2009. For additional information, see Note 10 to the financial statements.
     On January 1, 2009, the company adopted, as required, the provisions of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”), which requires expanded disclosures about derivative and hedging activities. SFAS No. 161 has the same scope as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial position or results of operations for the three and six months ended July 4, 2009.
     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Where the measurement objective specifically requires the use of “fair value”, the Company has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 30, 2007. Effective January 4, 2009, the Company adopted the provisions of SFAS 157 with respect to non-financial assets and non-financial liabilities. As of July 4, 2009, the Company had no assets or liabilities required to be measured at fair value in accordance with SFAS 157.
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
NOTE 3 — Income Taxes
     During the quarter ended September 27, 2008, the Company provided a valuation allowance for 100% of its U.S. deferred tax assets after determining that it was more likely than not that the deferred tax assets would not be realized pursuant to the provisions of SFAS No. 109 “Accounting for Income Taxes.” U.S. deferred tax assets will continue to require a 100% valuation allowance until the Company has demonstrated their realizability through sustained profitability at its U.S. operations and/or from other factors. The primary difference between the effective tax rate for the three and six months ended July 4, 2009 and the 35% U.S. federal statutory rate was due to this deferred tax valuation allowance, that resulted in no tax benefit being recognized for U.S. losses in the periods. Income taxes for the quarter ended July 4, 2009, consisted primarily of foreign tax benefits totaling $0.6 million and U.S. deferred tax expense of $0.6 million. Income taxes for the six months ended July 4, 2009, consisted primarily of foreign tax benefits totaling $2.2 million and U.S. deferred tax expense of $1.2 million.
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
     The Company’s Sterling Term Loan is designated as an economic hedge of the Company’s net investment in the U.K. Therefore, foreign exchange gains and losses and related income tax effects associated with this borrowing are recorded in other comprehensive (loss) income (“OCI”). During the three and six months ended July 4, 2009 the related income tax benefits were $2.1 million and $2.5 million, respectively, but were entirely offset by tax charges, also recorded in OCI, for the related adjustment to the deferred tax valuation allowance. During the three and six months ended June 28, 2008 the related income tax benefits recorded in OCI were $0 and $0.1 million, respectively.
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
     The Company and its subsidiaries are subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2004. Included in the balance sheet at July 4, 2009 and January 3, 2009 are tax accruals of approximately $0.4 million for uncertain tax positions, including $0.2 million of accrued interest and penalties. The Company classifies interest and penalties as a component of income tax expense.
NOTE 4 — Inventories, Long-Term Construction Contracts and Other Current Liabilities
     A summary of inventories by component is as follows:

	July 4,	January 3,
	2009	2009
	(In thousands)
Raw materials	$17,712	$27,994
Work-in-process	6,841	4,875
New manufactured homes	9,334	14,352
Other inventory	8,864	18,403
Inventory reserves	(5,357)	(12,664)

Total inventory	$37,394	$52,960

     Other inventory consists of payments made by the retail segment for park spaces in manufactured housing communities and related improvements. Inventory lower of cost or market reserves are related to retail segment homes and park spaces.
     Accounts receivable-trade at July 4, 2009 and January 3, 2009 included uncollected billings of $2.5 million and $2.4 million, respectively, and unbilled revenue of $14.4 million and $17.8 million, respectively, under long-term construction contracts of the Company’s international segment and included retention amounts totaling $3.6 million and $5.3 million, respectively. Other current liabilities at July 4, 2009 and January 3, 2009 included cash receipts in excess of revenue recognized under these construction contacts of $4.6 million and $3.6 million, respectively and also included customer deposits of $4.1 million and $5.7 million, respectively, primarily in the manufacturing segment.
NOTE 5 — Product Warranty
     The Company’s manufacturing segment generally provides the retail homebuyer or the builder/developer with a twelve-month warranty from the date of purchase. Estimated warranty costs are accrued as cost of sales primarily at the time of the manufacturing sale. Warranty provisions and reserves are based on estimates of the amounts necessary to settle existing and future claims for homes sold by the manufacturing operations as of the balance sheet date. A total of $6.0 million and $6.5 million of warranty reserves were classified as other long-term liabilities in the condensed consolidated balance sheets at July 4, 2009 and June 28, 2008, respectively. The following table summarizes the changes in accrued product warranty obligations during the six months ended July 4, 2009 and June 28, 2008:

	Six Months Ended
	July 4,	June 28,
	2009	2008
	(In thousands)
Reserves at beginning of period	$27,425	$35,746
Warranty expense provided	7,002	15,844
Cash warranty payments	(11,561)	(18,860)

Reserves at end of period	22,866	32,730
Less non-current portion	(6,000)	(6,500)

Total current portion	$16,866	$26,230

NOTE 6 — Debt
     Long-term debt consisted of the following:

	July 4,	January 3,
	2009	2009
	(In thousands)
Convertible Senior Notes due 2037	$180,000	$180,000
7.625% Senior Notes due May 2009	—	6,716
Revolving Line of Credit	26,505	15,040
Term Loan due 2012	45,161	45,273
Sterling Term Loan due 2012	58,162	51,790
Obligations under industrial revenue bonds due 2029	12,430	12,430
Other debt	1,699	1,831

Total long-term debt	323,957	313,080
Less: current portion of long-term debt	(130,378)	(12,229)

Long-term debt	$193,579	$300,851

     The Company has a senior secured credit agreement, as amended, (the “Credit Agreement”) with various financial institutions under which the Term Loan, Sterling Term Loan, $40 million revolving line of credit (“Revolver”) and $43.5 million letter of credit facility were issued. The Sterling Term Loan is denominated in British pounds. The Credit Agreement is secured by a first security interest in substantially all of the assets of the domestic operating subsidiaries of the Company. As of July 4, 2009, letters of credit issued under the Credit Agreement totaled $56.5 million, including $13.0 million under the Revolver. The maturity date for the revolving line of credit is October 31, 2010. The maturity date for the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012. The Credit Agreement contains affirmative and negative covenants requiring certain maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio, all as defined in the Credit Agreement.
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
     The minimum liquidity and minimum twelve-month adjusted EBITDA levels, as set forth in the Amendment, for the last three fiscal quarters of 2009 are as follows:

		Minimum
		12-month
	Minimum	Adjusted
Fiscal Quarter	Liquidity	EBITDA
	(In thousands)
Second quarter of 2009	$35,000	$6,400
Third quarter of 2009	$39,000	$7,500
Fourth quarter of 2009	$42,000	$15,100
     Pursuant to the terms of the Amendment, the minimum required twelve-month adjusted EBITDA will be revised to reflect the impact of any sales of operating assets.
     As a result of deteriorating operating results throughout 2009, the Company was not in compliance with its amended minimum liquidity and minimum twelve-month adjusted EBITDA covenants for the quarter ended July 4, 2009. The Company’s actual twelve-month adjusted EBITDA was a loss of $0.7 million and actual liquidity was $27.0 million (compared to requirements of $6.4 million and $35.0 million respectively). The Company has obtained a waiver for an initial period of 30 days, through September 11, 2009, while it works together with its lenders to arrive at a longer-term solution. Absent this waiver or upon its expiration, if not extended, a majority of the Company’s senior lenders could cause an acceleration of the outstanding indebtedness under the Credit Agreement. During the period of the waiver, the Credit Agreement debt is subject to an additional 2% per annum of interest, payable in kind.
     While discussions both with the Company’s secured lenders and other parties regarding alternatives to address the Company’s capital structure are on-going, in light of current market conditions and absent further unscheduled reductions of indebtedness under the Credit Agreement or further amendments to the Credit Agreement, it is likely that the Company will not be in compliance with the financial covenants for the last two fiscal quarters of 2009. Moreover, even if the Company were able to meet its required covenants throughout the remainder of 2009, it is likely that the Company would not be in compliance with the more restrictive pre-Amendment financial covenants that take effect for the first fiscal quarter of 2010.
     The Company continues to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure indebtedness under the Credit Agreement. However, to date targeted asset sales have been largely unsuccessful, and there can be no assurance that the Company will be successful at renegotiating the debt or generating cash resources adequate to retire or sufficiently reduce this indebtedness. Although management remains optimistic that results in the second half of 2009 and in 2010 will improve relative to the last three quarters, there can be no assurance that the Company will be successful in its efforts to restructure its outstanding debt or avoid seeking protection under the U.S. Bankruptcy Code or similar laws.
     The Company is actively engaged in discussions with a third party that has expressed interest in making an investment in the Company. While the outcome of these discussions is uncertain at this stage, any such investment would, at a minimum, result in significant dilution to the Company’s existing shareholders, and may be facilitated through a restructuring. The Company’s senior secured lenders have expressed their support for these discussions to be advanced for purposes of determining the viability of such a transaction while the terms of a further amendment to the Credit Agreement are negotiated.
     During the Amendment period, the interest rates for borrowings under the Credit Agreement were increased to LIBOR plus 6.5% with a LIBOR floor of 3.25% for the Term Loans and the prime rate plus 5.5% with a prime rate floor of 4.25% for the Revolver. Interest of LIBOR plus 5.0% and prime plus 4.0% is payable in cash and payment of the remaining interest of 1.5% may be paid in kind (deferred and added to the respective loan balances). In addition, the Amendment increased the letter of credit annual fee to 6.6%.
     The Amendment provides for interest rate reductions on all remaining borrowings under the Credit Agreement and a reduction of letter of credit fees if the Company makes additional Term Loan prepayments during the Amendment period. For aggregate prepayments between $10 and $20 million, the interest rate will be reduced to LIBOR plus 5.5% (of which 0.5% may be paid in kind); for aggregate prepayments between $20 and $30 million, the interest rate will be reduced to LIBOR plus 5.0%; and for aggregate prepayments of $30 million or more, the interest rate will be reduced to LIBOR plus 4.5%. Those respective aggregate prepayments will result in reducing the letter of credit annual fee to 5.6%, 5.1% and 4.6%, respectively.
     The interest rate at July 4, 2009 for borrowings under the Term Loan and Sterling Term Loan was the LIBOR floor of 3.25% plus 6.5% and for borrowings under the Revolver was the prime rate floor of 4.25% plus 5.5%. As of July 4, 2009, the letter of credit facility was subject to a 6.6% annual fee and the unused portion of the Revolver was subject to an annual fee of 0.75%.
     The Amendment requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling $4.0 million for the remainder of 2009. Thereafter the Credit Agreement requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.0 million annually.

     The following table summarizes the maximum Senior Leverage Ratio, the minimum Interest Coverage Ratio and the minimum Fixed Charge Ratio that the Company is required to maintain under the Credit Agreement for periods after January 2, 2010:

	Maximum	Minimum	Minimum
	Senior	Interest	Fixed
	Leverage	Coverage	Charge
Fiscal Quarter	Ratio	Ratio	Ratio
First quarter of 2010 — Third quarter of 2010	2.75:1	2.50:1	1.25:1
Fourth quarter of 2010 — Third quarter of 2011	2.50:1	2.75:1	1.25:1
Fourth quarter of 2011 — Second quarter of 2012	2.25:1	3.00:1	1.25:1
Third quarter of 2012	2.00:1	3.00:1	1.25:1
     The following provides brief definitions of these Credit Agreement covenants: The Senior Leverage Ratio is the ratio of Total Senior Debt (as defined) of the Company on the last day of a fiscal quarter to its consolidated adjusted EBITDA for the four-quarter period then ended. The Interest Coverage Ratio is the ratio of the Company’s consolidated adjusted EBITDA to its Cash Interest Expense (as defined) for the four-quarter period then ended. The Fixed Charge Ratio is the ratio of the Company’s consolidated adjusted EBITDA to its Fixed Charges (as defined) for the four-quarter period then ended. As of July 4, 2009, the Company’s actual Senior Leverage Ratio was (34.1):1, the Interest Coverage Ratio was (0.3):1, and the Fixed Charge Ratio was (0.2):1.
     At July 4, 2009, the Company had outstanding $180 million of 2.75% Convertible Senior Notes due 2037 (the “Convertible Notes”), that were issued in 2007. Interest on the Convertible Notes is payable semi-annually on May 1 and November 1 of each year. The Convertible Notes are convertible into approximately 47.7 shares of the Company’s common stock per $1,000 of principal. The conversion rate can exceed 47.7 shares per $1,000 of principal when the closing price of the Company’s common stock exceeds approximately $20.97 per share for one or more days in the 20 consecutive trading day period beginning on the second trading day after the conversion date. Holders of the Convertible Notes may require the Company to repurchase the Notes if the Company is involved in certain types of corporate transactions or other events constituting a fundamental change and have the right to require the Company to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. The Company has the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012.
     During the quarter ended July 4, 2009 the Senior Notes due in May 2009 totaling $6.7 million matured and were paid in full.
     Pursuant to the guidance in EITF No. 86-30, during the first quarter of 2009, the Company classified all indebtedness under the Credit Agreement as short-term debt. Short-term debt consisted of the following at July 4, 2009:

(In thousands)
Term Loan due 2012	$45,161
Sterling Term Loan due 2012	58,162
Revolving Line of Credit	26,505
Other current maturities	550

Total short-term debt	$130,378

     Each of the Company’s primary debt instruments contains cross default provisions whereby a default under one instrument that results in the debt being accelerated or declared due and payable, if not cured or waived by the lenders, could cause an acceleration or default under its other debt instruments.
NOTE 7 — Contingent Liabilities
     As is customary in the manufactured housing industry, a significant portion of the manufacturing segment’s sales to independent retailers have been made pursuant to repurchase agreements with lending institutions that provide wholesale floor plan financing to the retailers. Pursuant to these agreements, generally for a period of up to 18 months from invoice date of the sale of the homes and upon default by the retailers and repossession by the financial institution, the Company is obligated to purchase the related floor plan loans or repurchase the homes from the lender. The contingent repurchase obligation at July 4, 2009 was estimated to be approximately $90 million, without reduction for the resale value of the homes. Losses under repurchase obligations represent the difference between the repurchase price and the estimated net proceeds from the resale of the homes, less accrued rebates that will not be paid. For the six months ended July 4, 2009, the Company paid $2.4 million and incurred a loss of $0.6 million for the repurchase of 40 homes. For the six months ended June 28, 2008, the Company paid $1.1 million and incurred a loss of $0.2 million for the repurchase of 20 homes.
     At July 4, 2009, the Company was contingently obligated for approximately $56.5 million under letters of credit, primarily comprised of $40.8 million to support insurance reserves and $12.6 million to support long-term debt. Champion was also contingently obligated for $14.3 million under surety bonds, generally to support license and service bonding requirements. Approximately $53.5 million of the letters of credit support insurance reserves and debt that are reflected as liabilities in the condensed consolidated balance sheet.

     At July 4, 2009, certain of the Company’s subsidiaries were contingently obligated under reimbursement agreements for approximately $2.5 million of debt of unconsolidated affiliates. These obligations are related to indebtedness of certain manufactured housing community developments, which are collateralized by the properties.
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
NOTE 8 — Earnings Per Share and Stock-Based Compensation Plans
     During the three and six months ended July 4, 2009 and June 28, 2008, the Company’s potentially dilutive securities consisted of convertible debt, outstanding stock options, restricted stock awards and performance share awards. Potentially dilutive securities were excluded from the computation of diluted earnings per share (“EPS”) for the three and six months ended July 4, 2009 and six month period ended June 28, 2008 as the effect would have been anti-dilutive. For the three months ended June 28, 2008, convertible debt was excluded from potentially dilutive shares, as the effect would have been anti-dilutive. A reconciliation of the numerators and denominators used in the Company’s basic and diluted EPS calculations is as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In thousands)
Numerator:
(Loss) income available to common shareholders for basic and diluted EPS	$(13,313)	$3,350	$(30,951)	$(17,134)

Denominator:
Shares for basic and diluted EPS—weighted average shares outstanding	77,762	77,738	77,730	77,605
Plus dilutive securities:
Stock options	—	11	—	—
Performance awards	—	180	—	—

	77,762	77,929	77,730	77,605

The following dilutive shares were excluded from weighted average shares outstanding used in the calculation of dilutive EPS as the effect of including them would have been anti-dilutive:

Convertible debt	8,585	8,585	8,585	8,585
Performance awards	69	—	69	180
Stock options	251	—	125	43

Total anti-dilutive shares excluded from EPS	8,905	8,585	8,779	8,808

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
     The following table summarizes the changes in outstanding stock options for the three and six months ended July 4, 2009:

		Weighted
	Number	average exercise
	of shares	price per share
	(In thousands)
Outstanding at January 3, 2009	419	$11.83
Granted	800	0.20
Expired	(30)	21.06

Outstanding at April 4, 2009	1,189	$3.77
Expired	(57)	23.35

Outstanding at July 4, 2009	1,132	$2.74

     At July 4, 2009, there were 799,500 stock options that were in-the-money, resulting in aggregate intrinsic value (excess of market value at July 4, 2009 over the option exercise price) totaling $0.1 million. Stock-based compensation costs totaled approximately $0.1 million and $0.3 million for the three and six months ended July 4, 2009 and $0.3 million and $0.9 million for the three and six months ended June 28, 2008, respectively, and were included in general and administrative expenses.
     The following table summarizes the changes in outstanding performance awards and restricted stock awards during the six months ended July 4, 2009:

Number
of shares
(In thousands)
Outstanding at January 3, 2009	1,631
Granted	592
Vested	(139)
Forfeited	(741)

Outstanding at July 4, 2009	1,343

Summary of outstanding awards at July 4, 2009
Performance shares	1,250
Restricted stock awards	93

1,343

     Performance awards will vest and be issued only if the participants remain employed by the Company through the vesting date and the number of shares earned will be based on the proportion of certain three-year performance targets that are attained for 2007 through 2009, 2008 through 2010 and 2009 through 2011. For the first six months of 2009, a total of 85,736 performance shares vested pursuant to the attainment of 27.48% of the three-year target for 2006 through 2008, of which 75,414 shares were issued, net of shares withheld for the payment of participants’ taxes and 33,550 other stock awards vested. One restricted stock award of 15,000 shares vested and was issued during the first quarter of 2009. In addition, during the first six months of 2009, a total of 547,000 performance shares were granted for the 2009 through 2011 three-year program.
     During the first six months of 2008, a total of 610,000 performance-based restricted shares were granted with a 2008 through 2012 five-year performance period. During the first six months of 2009, the participants voluntarily forfeited all of the remaining 515,000 shares under the 2008 through 2012 performance plan. Restricted stock awards totaling 9,000 shares remain from an issuance in November 2004 and vest 100% in November 2009, subject to continued employment with the Company. A total of 45,150 restricted shares remain unvested that were issued in May 2009 as part of annual grants to Directors. These restricted shares vest in November 2009 and May 2010, subject to continued service as a Company Director. Additionally, a total of 39,200 restricted shares, whose receipt was deferred, are vested and will be issued upon the Director’s retirement or the occurrence of other events.
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
     Reconciliations of segment sales to consolidated net sales and segment (loss) income to consolidated (loss) income before income taxes are as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
	(In thousands)
Net sales:
Manufacturing segment	$101,307	$211,273	$178,984	$392,758
International segment	21,161	70,513	42,904	180,879
Retail segment	7,470	9,398	14,876	18,445
Less: intercompany	(400)	(2,000)	(2,000)	(6,200)

Consolidated net sales	$129,538	$289,184	$234,764	$585,882

(Loss) income before income taxes:
Manufacturing segment (loss) income	$(3,672)	$13,595	$(9,778)	$4,572
International segment income	1,061	3,889	1,125	12,278
Retail segment loss	(644)	(1,043)	(802)	(3,807)
General corporate expenses	(5,546)	(7,094)	(11,353)	(15,702)
Amortization of intangible assets	(1,953)	(2,382)	(3,812)	(4,851)
Foreign currency transaction gains (losses)	1,963	576	1,321	(1,775)
Interest expense, net	(4,814)	(4,089)	(9,333)	(7,962)
Intercompany (loss) profit eliminations	300	100	700	(100)

(Loss) income before income taxes	$(13,305)	$3,552	$(31,932)	$(17,347)

NOTE 10 — Fair Value Measurements
     The Company estimates the fair value of its financial instruments in accordance with Financial Accounting Standard Number 107, “Disclosure About Fair Value of Financial Instruments,” as amended. Fair value estimates are made at a specific point in time, based on relevant market data and other information about the financial instrument. The estimated fair values of the Convertible Notes, Senior Notes and Term Loans were valued based upon limited trading activity and management’s estimates. The estimated fair values of the Revolving Line of Credit and other financial instruments are based upon limited market information and management’s estimates.
     The book value and estimated fair value of the Company’s financial instruments are as follows:

	July 4, 2009		January 3, 2009
	Book	Estimated	Book	Estimated
	Value	Fair Value	Value	Fair Value
	(In thousands)
Cash and cash equivalents	$26,479	$26,479	$52,787	$52,787
Convertible Notes due 2037	180,000	27,000	180,000	27,000
Revolving Line of Credit	26,505	11,927	15,040	6,768
Term Loan due 2012	45,161	20,322	45,273	20,373
Sterling Term Loan due 2012	58,162	26,173	51,790	23,306
Senior Notes due 2009	—	—	6,716	6,716
Other long-term debt	14,129	14,129	14,261	14,261
     The Company’s Sterling Term Loan was originated in 2006 in the U.S., denominated in British pounds and used to finance a portion of the purchase price for Caledonian Building Systems Limited in the U.K. This borrowing was designated as an economic hedge of the Company’s net investment in the U.K. There is no ineffective portion of this economic hedge. This arrangement eliminates a significant portion of foreign exchange risk related to the Company’s investment in the U.K. During the three and six months ended July 4, 2009 the Company recorded an accumulated translation loss of $5.5 million ($5.5 million, net of tax) and $6.5 million ($6.5 million, net of tax), respectively, and during the three and six months ended June 28, 2008 the Company recorded an accumulated translation gain of $0.2 million ($0.2 million, net of tax) and $0.4 million ($0.3 million, net of tax), respectively, in other comprehensive (loss) income for this hedging arrangement. At July 4, 2009, the amount outstanding on the Sterling Term Loan was £35.2 million.

NOTE 11 — Restructuring Charges
     During the quarter ended July 4, 2009, the Company incurred charges totaling $2.7 million primarily for the announced closures of two plants and the idling of one plant in the manufacturing segment and all such charges are included in the results of the manufacturing segment. The closed plants were in Florida and Colorado and the idled plant was in California. As of July 4, 2009 the Florida plant has ceased operations. Operations at the Colorado and California plants will be wound down during the third quarter of 2009. Restructuring charges for the quarter consisted of fixed asset impairment charges of $1.5 million and severance costs totaling $0.7 million. Other plant closing charges in the quarter, which are included in cost of sales, consisted of $0.5 million for the write down of closed plant inventories. The plant closings and idling will result in the termination of substantially all 215 employees at the three plants. Severance costs are related to approximately 50 employees that were covered under the Company’s severance program.
     During the quarter ended April 4, 2009, the Company recorded restructuring charges of $0.1 million for severance costs related to reducing corporate office headcount by an additional nine positions. These charges were included in general corporate expenses.
     During the six months ended June 28, 2008, charges totaling $9.8 million were recorded primarily in connection with the Company’s decision to close a manufacturing facility in Oregon, the last plant of a four plant complex in Indiana and to reduce the number of North American regional offices from four to two. The operations at the closed Indiana plant were consolidated at the Company’s other Indiana homebuilding complex. Restructuring charges totaling $9.5 million consisted of severance costs of $2.5 million and fixed asset impairment charges of $7.0 million. An inventory write-down of $0.3 million was included in cost of sales. A total of $9.3 million of these charges was included in the manufacturing segment and $0.5 million was included in general corporate expenses. Severance costs included certain payments required under the Worker Adjustment and Retraining Notification Act and were related to the termination of approximately 330 employees, consisting of substantially all employees at the Oregon plant and those terminated as a result of the Indiana plant closure and consolidation of operations.
     All charges related to these restructuring activities were recorded in the stated periods and no related charges are expected to be incurred in subsequent periods.
     The following table provides information regarding activity during the six months ended July 4, 2009 for restructuring reserves established in the current and prior years relating to closures of manufacturing plants and corporate office headcount reductions.

	2009	Prior Year
	Restructurings	Restructurings	Total
		(In thousands)
Balance at beginning of year	$—	$981	$981

Additions:
Severance	833	—	833

Cash payments:
Warranty	—	(84)	(84)
Severance	(223)	(566)	(789)

Balance July 4, 2009	$610	$331	$941

     The majority of warranty costs are generally paid over a three-year period after the related closures. Severance costs are generally paid within one year of the related closures or termination of employment. The remaining balances at July 4, 2009, consisted solely of accrued severance costs.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations.
CHAMPION ENTERPRISES, INC.
Results of Operations
Three and Six Months Ended July 4, 2009
versus the Three and Six Months Ended June 28, 2008
Overview
     We are a leading producer of factory-built housing in the United States and Canada. We are also a leading producer in the United Kingdom of steel-framed modular buildings for use as prisons, military accommodations, hotels, residential units and other commercial applications. As of July 4, 2009, our North American manufacturing segment (the “manufacturing segment”) consisted of 22 homebuilding facilities in 13 states and three provinces in western Canada. Our homes were sold through more than 1,400 independent sales centers, builders and developers across the U.S. and western Canada and also through our retail segment that operates 15 sales offices in California. As of July 4, 2009, our international segment consisted of five manufacturing facilities in the United Kingdom.
     The HUD-code manufactured housing industry in the U.S. has been declining over the past ten years. Housing market and economic conditions in the U.S. during the past few years and the global credit crisis, which began in 2008, have significantly impacted the production and sale of factory-built houses in the U.S. The global credit crisis has also impacted our markets in Canada and the U.K. Our operations, particularly in the U.S., have been impacted by these conditions resulting in a significant decrease in pre-tax income in 2007 and significant pre-tax losses in 2008. As a result, we would not have been in compliance with certain of the covenants in our senior credit agreement as of September 27, 2008. In October of 2008 the senior credit agreement was amended for the period September 27, 2008 through January 2, 2010 and new covenants replaced certain of the original covenants during the amendment period. As a result of deteriorating operating results throughout 2009, we were not in compliance with our amended minimum liquidity and minimum twelve-month adjusted EBITDA covenants for the quarter ended July 4, 2009. We have obtained a waiver for an initial period of 30 days, through September 11, 2009, while we work together with our lenders to arrive at a longer-term solution. Absent this waiver or upon its expiration, if not extended, a majority of our senior lenders could cause an acceleration of the outstanding indebtedness under the Credit Agreement. However, in light of current market conditions and absent further unscheduled reductions of indebtedness under the Credit Agreement or further amendment to the Credit Agreement, it is likely that we will not be in compliance with the financial covenants for the third and fourth quarters of 2009 or the more restrictive pre-Amendment covenants beginning in 2010. Although management remains optimistic that results in the second half of 2009 and in 2010 will improve relative to the last three quarters, there can be no assurance that we will be successful in our efforts to restructure our outstanding debt or avoid seeking protection under the U.S. Bankruptcy Code or similar laws. See additional discussion below under “Liquidity and Capital Resources.”
     Each of our segments’ results for the quarter ended July 4, 2009 were impacted by the global credit crisis and its impact on the economies in the countries in which we operate. The manufacturing segment in North America was particularly affected by conditions in the housing markets and limited availability of financing for homebuyers and manufactured housing retailers, which resulted in lower sales and inventory levels at the segment’s retailers. These conditions led to low incoming order rates and levels of unfilled orders and resulted in a 52% decrease in the manufacturing segment’s current quarter sales versus the second quarter of 2008. Most of our manufacturing segment plants operated during the quarter with less than one week of unfilled orders and capacity utilization was low. In response to these conditions, during the quarter we announced the closure or idling of three homebuilding facilities, one each in Florida, Colorado and California.
     Consolidated net sales for the quarter and six months ended July 4, 2009 decreased $159.6 million, or 55%, and $351.1 million, or 60%, respectively, from the comparable periods of 2008, primarily due to lower sales volumes in the manufacturing and international segments. International segment sales declined during the first half of 2009 primarily from a significant decrease in prison sales. In the first half of 2008, a large number of prison contracts were in process that were completed during 2008.
     Pretax loss for the quarter ended July 4, 2009 was $13.3 million, compared to a pretax income of $3.6 million in the second quarter of 2008. Pretax loss for the quarter ended July 4, 2009 included foreign currency transaction gains of $2.0 million on intercompany loans and restructuring and other plant closing charges of $2.7 million. Pretax loss for the quarter ended June 28, 2008 included foreign currency transaction gains of $0.6 million on intercompany loans.
     Pretax loss for the six months ended July 4, 2009 was $31.9 million, and included a $4.3 million gain from the final settlement of insurance claims, foreign currency transaction gains of $1.3 million on intercompany loans and restructuring and other plant closing charges of $2.9 million. Pretax loss for the six months ended June 28, 2008 was $17.3 million and included restructuring and other plant closing charges totaling $9.8 million, primarily from the closure of two manufacturing plants, foreign currency transaction losses of $1.8 million on intercompany loans and $2.1 million of inventory write-downs, primarily at our California-based retail operations.
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
Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
Net sales
Manufacturing segment	$101,307	$211,273	(52%)	$178,984	$392,758	(54%)
International segment	21,161	70,513	(70%)	42,904	180,879	(76%)
Retail segment	7,470	9,398	(21%)	14,876	18,445	(19%)
Less: intercompany	(400)	(2,000)	(80%)	(2,000)	(6,200)	(68%)

Total net sales	$129,538	$289,184	(55%)	$234,764	$585,882	(60%)

Gross margin	$15,577	$42,462	(63%)	$21,108	$79,030	(73%)
Selling, general and administrative expenses (“SG&A)	21,858	33,015	(34%)	43,153	72,318	(40%)
Insurance gain	—	—	—	(4,295)	—	—
Restructuring charges	2,220	—	—	2,358	9,471	(75%)
Foreign currency transaction (gains) losses	(1,963)	(576)	241%	(1,321)	1,775	(174%)
Amortization of intangible assets	1,953	2,382	(18%)	3,812	4,851	(21%)

Operating (loss) income	(8,491)	7,641	(211%)	(22,599)	(9,385)	141%
Interest expense, net	4,814	4,089	18%	9,333	7,962	17%

(Loss) income before income taxes	$(13,305)	$3,552	(475%)	$(31,932)	$(17,347)	84%

As a percent of net sales
Gross margin	12.0%	14.7%		9.0%	13.5%
SG&A	16.9%	11.4%		18.4%	12.3%
Operating (loss) income	(6.6%)	2.6%		(9.6%)	(1.6%)
(Loss) income before income taxes	(10.3%)	1.2%		(13.6%)	(3.0%)
     Consolidated net sales for the three and six months ended July 4, 2009 decreased from the comparable period of 2008 primarily due to economic, credit and housing market conditions in North America that affected our manufacturing segment and a significant decrease in prison sales in the international segment.
     Gross margin for the three and six months ended July 4, 2009 decreased significantly from the comparable periods of 2008 primarily due to reduced sales in the manufacturing and international segments and a lower gross margin rate in the manufacturing segment due to effects of low levels of production and sales on production efficiencies and coverage of fixed costs. Additionally, in the six months ended June 28, 2008 gross margin was impacted by $2.1 million in charges to write down inventory, primarily at the retail segment.
     SG&A for the three and six months ended July 4, 2009 decreased by 34% and 40%, respectively, from the comparable periods of 2008 primarily due to the impact of lower sales and profits on sales commissions, incentives and discretionary spending and decreased headcounts across the Company.

     The insurance gain resulted from the final settlement of insurance claims related to the February 2008 fire that destroyed our manufacturing plant in Henry, TN.
     Restructuring charges are discussed below in the section titled “Restructuring Charges”.
     Foreign currency transaction (gains) losses are related to intercompany loans between certain of our U.S., Canadian, Dutch and U.K. subsidiaries that are expected to be repaid. The foreign currency transaction (gains) losses are due to fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
     Amortization expense for the three and six months ended July 4, 2009 decreased versus the comparable periods of 2008 due to the effect of changes in foreign exchange rates on amortization expense at our U.K. and Canadian subsidiaries.
     Manufacturing Segment
     We evaluate the performance of our manufacturing segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
	2009	2008	Change	2009	2008	Change
Manufacturing segment net sales (in thousands)	$101,307	$211,273	(52%)	$178,984	$392,758	(54%)
Manufacturing segment (loss) income (in thousands)	$(3,672)	$13,595	(127%)	$(9,778)	$4,572	(314%)
Manufacturing segment margin %	(3.6%)	6.4%		(5.5%)	1.2%

Homes and units sold:
HUD code homes	1,035	1,697	(39%)	1,709	3,258	(48%)
Modular homes and units	397	652	(39%)	699	1,321	(47%)
Canadian homes	271	733	(63%)	473	1,297	(64%)
Other units	6	72	(92%)	11	99	(89%)

Total homes and units sold	1,709	3,154	(46%)	2,892	5,975	(52%)

Floors sold	3,025	5,649	(46%)	5,234	10,637	(51%)

Multi-section mix	65%	69%		67%	67%

Average unit selling price, excluding delivery	$51,800	$57,800	(10%)	$53,800	$57,200	(6%)
Manufacturing facilities at end of period				22	26
     Manufacturing segment net sales for the quarter and six months ended July 4, 2009 decreased $110.0 million and $213.8 million, respectively, from the comparable periods of 2008 due to housing market conditions and the impact of the global credit crisis, including limited financing available to homebuyers and housing retailers. As a result, retailers were reducing inventories of homes and incoming order rates suffered. These ongoing housing market difficulties during the first half of 2009 contributed to low levels of unfilled production orders and low sales volumes at most of our plants. Average manufacturing selling prices in the first quarter and six months ended July 4, 2009 decreased from the same periods of 2008, driven by a trend toward lower priced homes and lower sales of the higher priced Canadian units partially offset by higher priced modular units sold for a military project.
     Manufacturing segment results for the quarter ended July 4, 2009 deteriorated significantly from the comparable period of 2008 primarily from 52% lower sales and restructuring and other plant closing charges of $2.7 million, partially offset by cost reduction initiatives at the same plants operated a year ago. Our plants operated at 27% of capacity for the second quarter of 2009 compared to 48% a year ago. The low level of capacity utilization in the 2009 period resulted in production inefficiencies, which impacted segment margin.
     Manufacturing segment results for the six months ended July 4, 2009 deteriorated significantly from the comparable period of 2008 primarily from 54% lower sales. Our plants operated at 24% of capacity for the first half of 2009 compared to 44% a year ago, resulting in production inefficiencies. As a result, our gross margin rate decreased, the impact of which was partially offset by lower SG&A due to cost and headcount reductions and lower incentive and sales commission expenses. The first quarter of 2009 included a

$4.3 million gain resulting from settling the insurance claim for the February 2008 Henry, TN plant fire and the idling of one of the two manufacturing plants at our complex in Indiana that resulted in no significant charges. The second quarter of 2009 included charges of $2.7 million resulting from the closure of one plant in Florida and the announced closure of one plant in Colorado and idling of one plant in California. The first quarter of 2008 included charges totaling $9.3 million for the closure of two manufacturing facilities and the elimination of two regional offices. These conditions resulted in a 55% reduction in headcount in the segment since the beginning of 2008.
     The plant closures announced in the quarter ended July 4, 2009 resulted in restructuring and other plant closing charges totaling $2.7 million, consisting of fixed asset impairment charges of $1.5 million, severance costs totaling $0.7 million and an inventory write-down of $0.5 million. The plant closings and idling will result in the termination of substantially all 215 employees at the three plants. Severance costs are related to approximately 50 employees that were covered under the Company’s severance program.
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
     Although it is possible that retailers could cancel orders, and unfilled orders are not necessarily an indication of future business, our unfilled manufacturing orders for homes at July 4, 2009 totaled approximately $17 million for the 22 plants in operation compared to $10 million for the 25 plants in operation at April 4, 2009 and $42 million for the 26 plants in operation at June 28, 2008. The majority of our plants are currently operating with one week or less of unfilled orders.
     Beginning in the fourth quarter of 2008, floor plan financing availability has been reduced by the three national lenders that provided financing for approximately 42% of our total sales to independent retailers in our 2008 fiscal year. One national lender is exiting the business and has stopped funding new loans and another lender has ceased financing homes, including our homes, not produced by it’s affiliates. A third national lender has curtailed its lending activity and tightened loan terms. We have encouraged our independent retailers to seek inventory financing from local banks and other sources. However, it is not known whether sufficient sources of inventory financing can be found to replace the financing previously provided by national lenders. The inability of our independent retailers to find sufficient inventory financing could result in lower levels of retailer inventory and cause reduced sales and profitability in our manufacturing segment.
International Segment
     We evaluate the performance of our international segment based on income before interest, income taxes, amortization of intangible assets, foreign currency transaction gains and losses on intercompany indebtedness and general corporate expenses.

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
	2009	2008	Change	2009	2008	Change
	(Dollars in thousands)
International segment net sales	$21,161	$70,513	(70%)	$42,904	$180,879	(76%)
International segment income	$1,061	$3,889	(73%)	$1,125	$12,278	(91%)
International segment margin %	5.0%	5.5%		2.6%	6.8%
     The global credit crisis impacted the economy and availability of financing in the U.K., which slowed construction activity. International segment net sales for the three and six months ended July 4, 2009 decreased from the comparable periods of 2008 due primarily to a significant reduction in custodial (prison) revenues and the slowdown in construction activity in the U.K. caused by difficult economic conditions. In the three and six months ended June 28, 2008, a large number of prison contracts were in process that involved a significant amount of site-work revenue. These contracts were completed during 2008. A portion of the reduction in international segment sales was caused by lower exchange rates in the 2009 periods versus the rates in the 2008 periods. The reduction in sales caused by exchange rates for the three and six months ended July 4, 2009 was $5.4 million and $13.7 million, respectively.
     The decrease in segment income in the three and six months ended July 4, 2009 compared to the comparable periods of 2008 was primarily driven by the significant reduction in sales and gross margin, but was partially offset by reduced SG&A, primarily personnel costs. Changes in foreign exchange rates did not cause a significant reduction in international segment income for the three and six months ended July 4, 2009 as compared to the comparable periods of 2008.
     Firm contracts and orders pending contracts under framework agreements totaled approximately $165 million at the end of the quarter, compared to approximately $150 million at the end of 2008 and $155 million at the end of last quarter. Included in orders at July 4, 2009, are orders totaling $46 million that are scheduled to be produced after 2010 under long-term agreements.
Retail Segment
     We evaluate the performance of our retail segment based on income before interest, income taxes, amortization of intangible assets and general corporate expenses.

	Three Months Ended			Six Months Ended
	July 4,	June 28,	%	July 4,	June 28,	%
	2009	2008	Change	2009	2008	Change
Retail segment net sales (in thousands)	$7,470	$9,398	(21%)	$14,876	$18,445	(19%)
Retail segment loss (in thousands)	$(644)	$(1,043)	(38%)	$(802)	$(3,807)	(79%)
Retail segment margin %	(8.6%)	(11.1%)		(5.4%)	(20.6%)
New homes sold	55	56	(2%)	109	108	1%
% Champion produced new homes sold	91%	75%		88%	89%
New home multi-section mix	96%	98%		94%	98%
Average new home retail price	$126,800	$164,100	(23%)	$130,500	$167,500	(22%)
Sales centers at end of period				15	15
     Retail sales for the three and six months ended July 4, 2009 decreased versus the comparable period of 2008 primarily due to difficult housing market conditions in California and limited availability of financing, which resulted in selling a comparable number of homes but at a lower average selling price per home. The average home selling price declined due to competitive conditions in California and the liquidation of aged inventory.
     Retail segment loss for the quarter and six months ended July 4, 2009 improved versus the comparable periods of 2008 due to lower SG&A costs and from the inclusion in the 2008 six month period of an inventory write-down of $1.8 million, primarily related to park spaces in southern California.
Restructuring Charges
     During the quarter ended July 4, 2009, we incurred charges totaling $2.7 million primarily for the announced closures of two plants and the idling of one plant in the manufacturing segment and all such charges are included in the results of the manufacturing segment. The closed plants were in Florida and Colorado and the idled plant was in California. As of July 4, 2009 the Florida plant has ceased operations. Operations at the Colorado and California plants will be wound down during the third quarter of 2009. Restructuring charges for the quarter consisted of fixed asset impairment charges of $1.5 million and severance costs totaling $0.7 million. Other plant closing charges in the quarter, which are included in cost of sales, consisted of $0.5 million for the write down of closed plant inventories. The plant closings and idling will result in the termination of substantially all 215 employees at the three plants. Severance costs are related to approximately 50 employees that were covered under the Company’s severance program.
     During the quarter ended April 4, 2009, we recorded restructuring charges of $0.1 million for severance costs related to reducing corporate office headcount by an additional nine positions. These charges were included in general corporate expenses.

     During the six months ended June 28, 2008, we incurred charges totaling $9.8 million from the closure of two U.S. manufacturing plants and the restructuring of the manufacturing segment that included the elimination of two regional offices. Restructuring charges totaling $9.5 million consisted of fixed asset impairment charges of $7.0 million and severance costs of $2.5 million. Other plant closing charges in the quarter, which are included in cost of sales, consisted of $0.3 million for the write down of closed plant inventories. Of the total charges, $0.5 million of the severance costs are included in general corporate expenses and $9.3 million of the costs and charges are included in the results of the manufacturing segment.
     All charges related to these restructuring activities were recorded in the stated periods and no additional charges related to these closures are expected to be incurred in subsequent periods.
     As of July 4, 2009, accrued but unpaid restructuring costs totaled $0.9 million compared to $1.0 million at January 3, 2009. These unpaid costs consisted solely of severance costs at July 4, 2009.
General Corporate Expenses
     General corporate expenses for the three and six months ended July 4, 2009 declined $1.6 million and $4.3 million, respectively, versus the comparable periods of 2008 as a result of reduced compensation and benefits due to headcount reductions initiated in the fourth quarter of 2008 and first quarter of 2009, lower professional fees and other cost cuts implemented in the fourth quarter of 2008, partially offset by higher financing costs that resulted from the amended senior credit agreement.
Interest Income and Interest Expense
     For the three and six months ended July 4, 2009, interest expense was lower than the comparable period in 2008 as a result of lower average debt balances but slightly higher average interest rates. Interest income in 2009 was lower than in 2008 due to lower average invested cash balances and lower interest rates.
Income Taxes
     During the quarter ended September 27, 2008, we provided a valuation allowance for 100% of our U.S. deferred tax assets after determining that it was more likely than not that the deferred tax assets would not be realized pursuant to the provisions of SFAS No. 109. U.S. deferred tax assets will continue to require a 100% valuation allowance until we have demonstrated their realizability through sustained profitability at our U.S. operations and/or from other factors. The primary difference between the effective tax rate for the three and six months ended July 4, 2009 and the 35% U.S. federal statutory rate was due to this deferred tax valuation allowance, that resulted in no tax benefit being recognized for U.S. losses in the periods. Income taxes for the quarter ended July 4, 2009, consisted primarily of foreign tax benefits totaling $0.6 million and U.S. deferred tax expense of $0.6 million. Income taxes for the six months ended July 4, 2009 consisted primarily of foreign tax benefits totaling $2.2 million and U.S. deferred tax expense of $1.2 million.
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
Goodwill
     We considered the impact of current market and economic conditions on the fair value of each of our reporting units and, as of July 4, 2009, do not believe that the carrying value of our reporting units exceeded their respective fair values. However, we will continue to assess the impact of significant trends and influences in the North American housing market and the U.K. construction market on our recorded goodwill. Our analysis was based upon the Company’s current and long-term business plan, which includes projections regarding future sales and operating results. While we believe these plans are achievable, these plans do anticipate a recovery in key markets from the current sales volumes. A prolonged decline in housing starts and sales, continuing limited availability of home-buyer and retailer financing, and other factors affecting the North American housing market could result in impairment charges for our manufacturing segment goodwill. A prolonged decline in the U.K. construction market or limited financing availability for prisons, military accommodations and other sectors of our U.K. construction market could result in impairment charges for our international segment goodwill.
Liquidity and Capital Resources
     Unrestricted cash balances totaled $26.5 million at July 4, 2009. During the first six months of 2009, continuing operating activities used $34.4 million of net cash, investing activities provided net cash of $4.8 million primarily from $4.1 million of insurance proceeds and financing activities provided $3.2 million of net cash, including borrowings of $11.3 million on the Revolver, partially offset by $6.7 million for the retirement of the Senior Notes due May 2009. During the six months ended July 4, 2009, working capital used net cash of $18.4 million, primarily due to reduced accounts payable and accruals relating to the slow down in business in the international segment, partially offset by decreased inventories in the manufacturing and retail segments.
     We have a senior secured credit agreement, as amended, (the “Credit Agreement”) with various financial institutions under which the Term Loan, Sterling Term Loan, $40 million revolving line of credit (“Revolver”) and $43.5 million letter of credit facility were issued. The Credit Agreement is secured by a first security interest in substantially all of the assets of our domestic operating subsidiaries. As of July 4, 2009, letters of credit issued under the facility totaled $56.5 million, including $13.0 million under the Revolver. The maturity date for the Revolver is October 31, 2010. The maturity date for each of the Term Loan, the Sterling Term Loan and the letter of credit facility is October 31, 2012. The Credit Agreement contains affirmative and negative covenants requiring certain maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio, all as defined in the Credit Agreement.
     We would not have been in compliance with the maximum senior leverage ratio of not greater than 3.00:1 as of September 27, 2008 as our actual senior leverage ratio as of that date was 4.68:1. However, during October 2008, an amendment to the Credit Agreement (the “Amendment”) was completed. The Amendment covers the period from September 27, 2008 through January 2, 2010 (our 2009 fiscal year end) and eliminated the maximum senior leverage ratio, minimum interest coverage ratio and minimum fixed charge ratio covenants in exchange for new covenants requiring minimum liquidity and minimum twelve-month adjusted EBITDA measured quarterly and as defined by the Credit Agreement. The minimum liquidity requirement is measured each quarter end and is computed by adding “cash and cash equivalents” as reported on the consolidated balance sheet to unused Revolver availability. The minimum twelve-month adjusted EBITDA requirement is also measured at the end of each quarter. Adjusted EBITDA is calculated as defined in the Credit Agreement, where adjustments to reported earnings before interest, taxes, depreciation and amortization (“EBITDA”) include, among other things, items such as (i) removing the effects of non-cash gains and losses, non-cash restructuring charges and non-cash impairment charges; (ii) adding back non-cash stock compensation expenses; (iii) adding back deferred financing cost amortization; (iv) removing the effects of any gains or losses related to debt retirement; (v) excluding the impact of certain closed or discontinued operations; (vi) during the period of the October 2008 Amendment (the fourth fiscal quarter of 2008 and the four fiscal quarters of 2009), excluding the effects of cash severance costs and the impact of costs related to the amendment; and (vii) giving proforma effect to similarly computed adjusted EBITDA from acquisitions.
     The minimum liquidity and minimum twelve-month adjusted EBITDA levels, as set forth in the Amendment, for the last three fiscal quarters of 2009 are as follows:

		Minimum
		12-month
	Minimum	Adjusted
Fiscal Quarter	Liquidity	EBITDA
	(In thousands)
Second quarter of 2009	$35,000	$6,400
Third quarter of 2009	$39,000	$7,500
Fourth quarter of 2009	$42,000	$15,100
     Pursuant to the terms of the Amendment, the minimum required twelve-month adjusted EBITDA will be revised to reflect the impact of any sales of operating assets.
     As a result of deteriorating operating results throughout 2009, we were not in compliance with our amended minimum liquidity and minimum twelve-month adjusted EBITDA covenants for the quarter ended July 4, 2009. Our actual twelve-month adjusted EBITDA was a loss of $0.7 million and actual liquidity was $27.0 million (compared to requirements of $6.4 million and $35.0 million respectively). We have obtained a waiver for an initial period of 30 days, through September 11, 2009, while we work together with our lenders to arrive at a longer-term solution. Absent this waiver or upon its expiration, if not extended, a majority of our senior lenders could cause an acceleration of the outstanding indebtedness under the Credit Agreement. During the period of the waiver the Credit Agreement debt is subject to an additional 2% per annum of interest, payable in kind.
     While discussions with both our secured lenders and other parties regarding alternatives to address our capital structure are on-going, in light of current market conditions and absent further unscheduled reductions of indebtedness under the Credit Agreement or further amendment of the Credit Agreement, it is likely that we will not be in compliance with the financial covenants for the last two fiscal quarters of 2009. Moreover, even if we were able to meet our required covenants throughout the remainder of 2009, it is likely that we would not be in compliance with the more restrictive pre-Amendment financial covenants that take effect again for the first quarter of 2010.

     We continue to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure indebtedness under the Credit Agreement. However, to date targeted asset sales have been largely unsuccessful, and there can be no assurance that we will be successful at renegotiating the debt or generating cash resources adequate to retire or sufficiently reduce this indebtedness. Although management remains optimistic that results in the second half of 2009 and in 2010 will improve relative to the last three quarters, there can be no assurance that we will be successful in our efforts to restructure our outstanding debt or avoid seeking protection under the U.S. Bankruptcy Code or similar laws.
     We are actively engaged in discussions with a third party that has expressed interest in making an investment in the Company. While the outcome of these discussions is uncertain at this stage, any such investment would, at a minimum, result in significant dilution to our existing shareholders, and may be facilitated through a restructuring. Our senior secured lenders have expressed their support for these discussions to be advanced for the purposes of determining the viability of such a transaction while the terms of a further amendment to the Credit Agreement are negotiated.
     During the Amendment period, the interest rates for borrowings under the Credit Agreement were increased to LIBOR plus 6.5%, with a LIBOR floor of 3.25% for the Term Loans and prime plus 5.5%, with a prime rate floor of 4.25% for the Revolver. Interest of LIBOR plus 5.0% and prime plus 4.0% is payable in cash and the remaining interest of 1.5% may be paid in kind (deferred and added to the respective loan balances). In addition, the Amendment increased the letter of credit annual fee to 6.6%.
     The Amendment provides for interest rate reductions on all remaining borrowings under the Credit Agreement and a reduction of letter of credit fees if we make additional Term Loan prepayments during the effected period. For cumulative prepayments between $10 and $20 million, the interest rate will be reduced to LIBOR plus 5.5% (of which 0.5% may be paid in kind); for cumulative prepayments between $20 and $30 million, the interest rate will be reduced to LIBOR plus 5.0%; and for cumulative prepayments of $30 million or more, the interest rate will be reduced to LIBOR plus 4.5%. Those respective aggregate prepayments will result in reducing the letter of credit annual fee to 5.6%, 5.1% and 4.6%, respectively.
     The Amendment requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling $4.0 million for the remainder of 2009. Thereafter the Credit Agreement requires quarterly principal payments for the Term Loan and the Sterling Term Loan totaling approximately $1.0 million annually.
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
     As of July 4, 2009, our actual Senior Leverage Ratio was (34.1):1, our Interest Coverage Ratio was (0.3):1, and our Fixed Charge Ratio was (0.2):1.
     At July 4, 2009, we had outstanding $180 million of 2.75% Convertible Notes that were issued in 2007. The Convertible Notes are convertible into approximately 47.7 shares of our common stock per $1,000 of principal. The conversion rate can exceed 47.7 shares per $1,000 of principal when the closing price of our common stock exceeds approximately $20.97 per share for one or more days in the 20 consecutive trading day period beginning on the second trading day after the conversion date. Holders of the Convertible Notes may require us to repurchase the Notes if we are involved in certain types of corporate transactions or other events constituting a fundamental change. Holders of the Convertible Notes have the right to require us to repurchase all or a portion of their Notes on November 1 of 2012, 2017, 2022, 2027 and 2032. We have the right to redeem the Convertible Notes, in whole or in part, for cash at any time after October 31, 2012.
     Each of our primary debt instruments contain cross default provisions whereby a default under one instrument that results in the debt being accelerated or declared due and payable, if not cured or waived by the lenders, could cause an acceleration or default under the other debt instruments.
     We expect to spend less than $2 million on capital expenditures in 2009. We do not plan to pay cash dividends on our common stock in the near term. We may use a portion of our cash balances to repay indebtedness. We have remaining debt pay down requirements through 2010 totaling approximately $32.0 million, consisting primarily of $26.5 million of Revolver debt due and scheduled installment payments on the Term Loans totaling approximately $5.0 million.

Contingent liabilities and obligations
     We had significant contingent liabilities and obligations at July 4, 2009, including surety bonds and letters of credit totaling approximately $70.8 million, reimbursement obligations by certain of our consolidated subsidiaries of approximately $2.5 million of debt of unconsolidated affiliates and estimated wholesale repurchase obligations.
     We are contingently obligated under repurchase agreements with certain lending institutions that provide floor plan financing to our independent retailers. We use information, which is generally available only from the primary national floor plan lenders, to estimate our contingent repurchase obligations. As a result, this estimate of our contingent repurchase obligation may not be precise. We estimate our contingent repurchase obligation as of July 4, 2009 was approximately $90 million, without reduction for the resale value of the homes. As of July 4, 2009, our independent retailer with the largest contingent repurchase obligation had approximately $3.4 million of inventory subject to repurchase for up to 18 months from date of invoice. As of July 4, 2009, our next 24 largest independent retailers had an aggregate of approximately $20.6 million of inventory subject to repurchase for up to 18 months from date of invoice, with individual amounts ranging from approximately $0.3 million to $3.0 million per retailer. For the six months ended July 4, 2009, we paid $2.4 million and incurred a loss of $0.6 million for the repurchase of 40 homes. In the comparable period last year, we paid $1.1 million and incurred a loss of $0.2 million for the repurchase of 20 homes. Repurchase activity has increased this year as a result of conditions in the housing industry, including limited availability of financing for homebuyers and retailers. However, the level of repurchases is not expected to have a material impact on our results of operations or cash flows.
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
Summary of liquidity and capital resources
     At July 4, 2009, our total liquidity was $27.0 million, consisting of unrestricted cash balances totaling $26.5 million and availability under our Revolver of $0.5 million. During the six months ended July 4, 2009, we used $34.4 million of net cash in operations, largely due to the net loss incurred as a result of the low level of sales in the period and reductions in accounts payable and accruals at our international segment as a result of the significant reduction in sales, partially offset by improvements in inventory in the manufacturing and retail segments. We expect that our international segment will consume additional cash for working capital into the fourth quarter of 2009, but will be a source of cash from working capital late in the fourth quarter of 2009 and in 2010 as sales recover from the low levels of the last two quarters. Further, we expect that our restructuring activities and cost cutting actions to date will help minimize future operating losses and that the working capital needs of our manufacturing and retail segments will be modest.
     We have scheduled debt payments due totaling approximately $4.0 million during the last two quarters of 2009 and $27.5 million in 2010. In addition, the remaining debt outstanding under our Credit Agreement, totaling $98.3 million, may be accelerated by our senior lenders at any time that we are not in compliance with the loan covenants. Our current projections indicate that absent an acceleration of any of our indebtedness, our cash availability will be sufficient to operate our businesses through the third quarter of 2010, including capital expenditures and scheduled debt payments. However, our Revolver matures in the fourth quarter of 2010 and will require a cash payment or a refinancing of $26.5 million based on the amount outstanding at July 4, 2009.
     We continue to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure indebtedness under the Credit Agreement. However, to date targeted asset sales have been largely unsuccessful, and there can be no assurance that we will be successful at renegotiating the debt or generating cash resources adequate to retire or sufficiently reduce this indebtedness. Although management remains optimistic that results in the second half of 2009 and in 2010 will improve relative to the last three quarters, there can be no assurance that we will be successful in our efforts to restructure our outstanding debt, or avoid seeking protection under the U.S. Bankruptcy Code or similar laws.
     We are actively engaged in discussions with a third party that has expressed interest in making an investment in the Company. While the outcome of these discussions is uncertain at this stage, any such investment would, at a minimum, result in significant dilution to our existing shareholders, and may be facilitated through a restructuring.
     Each of our primary debt instruments contains cross default provisions whereby a default under one instrument that results in the debt being accelerated or declared due and payable, if not cured or waived by the lenders, could cause an acceleration or default under our other debt instruments.
Critical Accounting Policies
     For information regarding critical accounting policies, see “Critical Accounting Policies” in Item 7 of Part II of our Form 10-K

for 2008. There have been no material changes to our critical accounting policies described in such Form 10-K. The following additional information supplements the critical accounting policy disclosures in the Form 10-K related to goodwill.
     In accordance with SFAS No. 131. “Disclosures about Segments of an Enterprise and Related Information”, our operating segments are North American manufacturing (the “manufacturing segment”), international manufacturing (the “international segment”) which consists of our manufacturing operations in the U.K., and the retail segment that operates sales centers throughout California. Our reporting units for goodwill impairment testing are our manufacturing and international operating segments based on guidance in SFAS No. 142, “Goodwill and Other Intangible Assets.” Our retail segment does not have any goodwill. The methodology used in our goodwill impairment tests as of January 3, 2009 was similar to the methodology used at December 29, 2007 and requires management estimates and judgments. The current credit crisis has significantly affected the financial markets and economies in the countries in which we operate. As a result, our long-term outlook for our manufacturing and international segments has also been affected and the assumptions we used as of January 3, 2009 regarding projected sales, income and cash flows for our segments were lower and the discount factors were higher than those used as of December 29, 2007. The estimated fair value of our manufacturing and international segments is highly sensitive to changes in these assumptions and projections. An increase in the discount factor of greater than 200 basis points, a reduction in projected sales in the fifth or terminal year of greater than 10% or a reduction in the long-term growth rate assumption of greater than 200 basis points could cause the estimated fair value of the manufacturing segment to be below its carrying value. An increase in the discount factor of greater than 100 basis points, a reduction in projected sales in the fifth or terminal year of greater than 10% or a reduction in the long-term growth rate assumption of greater than 200 basis points could cause the estimated fair value of the international segment to be below its carrying value.
Impact of Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board issued Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). The objective of SFAS 168 is to replace SFAS 162 and to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS 168 will not have a material impact on our consolidated financial position or results of operations for the three and six months ended July 4, 2009.
     In May 2009, the Financial Accounting Standards Board issued Financial Accounting Standard No. 165 (“SFAS 165”), “Subsequent Events.” SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Effective July 4, 2009, we adopted SFAS 165 with no significant impact on our consolidated financial position or results of operations for the three and six months ended July 4, 2009.
     In April 2009, the Financial Accounting Standards Board issued Final Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. The FSP is effective for interim and annual periods ending after June 15, 2009. Effective July 4, 2009, we adopted FSP No. FAS 157-4, which resulted in no material impact on our consolidated financial position or results of operations for the three and six months ended July 4, 2009. For additional information, see Note 10 to the financial statements.
     In April 2009, the Financial Accounting Standards Board issued Final Staff Position No. SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments during all interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009. Effective July 4, 2009, we adopted FSP No. SFAS 107-1 and APB 28-1 without significant impact on our financial statements other than providing certain enhanced disclosures for the three and six months ended July 4, 2009. For additional information, see Note 10 to the financial statements.
     On January 1, 2009, the company adopted, as required, the provisions of Financial Accounting Standard No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”), which requires expanded disclosures about derivative and hedging activities. SFAS No. 161 has the same scope as SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial position or results of operations for the three and six months ended July 4, 2009.

     In September 2006, the Financial Accounting Standards Board issued Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Where the measurement objective specifically requires the use of “fair value”, we adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 30, 2007. Effective January 4, 2009, we adopted the provisions of SFAS 157 with respect to non-financial assets and non-financial liabilities. As of July 4, 2009, we had no assets or liabilities required to be measured at fair value in accordance with SFAS 157.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our debt obligations under the Credit Agreement are currently subject to variable rates of interest based on U.S. and U.K. LIBOR and the U.S. prime rate. A 100 basis point increase in the underlying interest rate would result in an additional annual interest cost of approximately $1.3 million, assuming average related debt of $129.8 million, which was the amount of outstanding borrowings at July 4, 2009.
     Our obligations under industrial revenue bonds are subject to variable rates of interest based on short-term tax-exempt rate indices. A 100 basis point increase in the underlying interest rates would result in additional annual interest cost of approximately $0.1 million, assuming average related debt of $12.4 million, which was the amount of outstanding borrowings at July 4, 2009.
     Our approach to interest rate risk is to balance our borrowings between fixed rate and variable rate debt. At July 4, 2009, we had $180 million of Convertible Notes at a fixed rate and $142.3 million of Term Loans, Revolver and industrial revenue bonds at variable rates.
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
     Our Sterling Term Loan was originated in the U.S., denominated in British pounds, used to finance a portion of the Caledonian purchase price and designated as an economic hedge of our net investment in the U.K. At July 4, 2009, the amount outstanding on the Sterling Term Loan was £35.2 million. Therefore a significant portion of foreign exchange risk related to our Caledonian investment in the U.K. is offset. Repayment of any portion of this loan will result in realized foreign exchange transaction gains and losses based on the exchange rate at the time of repayment. We do not hedge our net investment in our Canadian operations.
     We use intercompany loans between our U.S. and foreign subsidiaries to provide funds for acquisitions and other purposes. At July 4, 2009 the total of such intercompany loans was $49.0 million. Until these loans are repaid, foreign exchange transaction gains and losses will be reported in our statement of operations based on fluctuations in the relative exchange rates between the U.S. dollar, Canadian dollar and British pound.
Item 4. Controls and Procedures.
     As of the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. During the six months ended July 4, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     There can be no assurance that our common stock will continue to be listed on the New York Stock Exchange (“NYSE” or “Exchange”). The NYSE issues and enforces certain rules and requirements, which publicly traded companies must comply with in order to remain listed on the Exchange (the “Continued Listing Standards.”). From time to time, the NYSE changes or suspends certain of the Continued Listing Standards. Therefore, for an accurate assessment of the rules in place at any given time, the latest NYSE rules should be reviewed directly.
     On December 17, 2008, we received notice from the NYSE that we were not in compliance with the Exchange’s Continued Listing Standards because the average closing share price of Champion’s common stock for a consecutive 30 trading day period fell below $1.00. The NYSE rule generally provides a company six months from the date it received notice to cure this non-compliance. Approximately two and a half months into the Company’s cure period, on February 26, 2009, the NYSE suspended its $1.00 minimum share price requirement. The NYSE recently announced the reinstatement of its $1.00 minimum share price requirement effective August 1, 2009. Therefore, the remaining portion of the Company’s 6-month cure period began to run again on or about August 1, 2009. Unless there is further modification to the NYSE’s $1.00 minimum share price requirement, or our share price exceeds the $1.00 minimum requirement, our common stock may be de-listed by the Exchange subsequent to the expiration of the 6-month cure period.
     The NYSE Continued Listing Standards also requires certain minimum market capitalization and stockholder’s equity. As of the quarter ended July 4, 2009, the Company was in compliance with those requirements. The NYSE current thirty trading day average market capitalization requirement is $15 million (the requirement was previously $25 million). As of the quarter ended July 4, 2009, the Company’s thirty trading day average market capitalization was $32.7 million. The NYSE current minimum stockholders’ equity requirement is $50 million for companies with market capitalization below $50 million (the requirement was previously $75 million for companies with market capitalization below $75 million). The reduced requirements are effective through at least October 31, 2009. As of the quarter ended July 4, 2009, the Company’s stockholders equity was $63.7 million. While we are presently in compliance with these particular Continued Listing Standards, there can be no assurance that Champion will remain in compliance with the minimum market capitalization and stockholders’ equity requirements, which the NYSE may reinstate to their previous higher levels, and it is possible that our common stock could be de-listed from the Exchange.
     We also maintain a listing for our common stock on the Chicago Stock Exchange (“CHX”).
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
     Restrictive Covenants — Absent substantial strengthening of the markets and our financial results, or significant modifications to the covenants in our senior secured debt and/or changes to our capital structure, it is doubtful we will remain in compliance with our existing debt covenants over the long term.
     As a result of deteriorating operating results throughout 2009, we were not in compliance with the amended minimum liquidity and minimum twelve-month adjusted EBITDA covenants under our Credit Agreement for the quarter ended July 4, 2009. We have obtained a waiver for an initial period of 30 days, through September 11, 2009, while we work together with our lenders to arrive at a longer term solution. However, it is likely we will not be in compliance with the financial covenants for the third and fourth quarters of 2009. Absent additional amendments or waivers by the secured lenders, substantial capital restructuring, or other intervening circumstances, it is likely that we will not be in compliance with more restrictive covenants that become effective for the first quarter of 2010. Non-compliance with the covenants of our Credit Agreement could also result in violations of other debt agreements, including our convertible debt.

     Although we continue to pursue various options to reduce or restructure indebtedness under the Credit Agreement, there can be no assurance that these efforts will be successful. Moreover, there can be no assurance that we will be successful in obtaining additional waivers or amendments from the secured lenders if necessary. Although management remains optimistic that results in the second half of 2009 and in 2010 will improve relative to the last three quarters, there can be no assurance that we will be successful in our efforts to restructure our outstanding debt, or avoid seeking protection under the U.S. Bankruptcy Code or similar laws.
     Debt Reduction — Capital-raising initiatives may be insufficient to retire the secured debt and avoid default.
     Although we continue to pursue targeted asset sales, negotiations with creditors, divestitures and other types of capital raising alternatives in order to reduce or restructure indebtedness under the Credit Agreement, there can be no assurance that these efforts will be successful. To date, targeted asset sales have been largely unsuccessful and, therefore, there can be no assurance that we will be able to generate cash resources adequate to retire or sufficiently reduce this indebtedness.
     Moreover, even though we are actively engaged in discussions with a third party who is potentially interested in making an investment in the Company, there can be no assurance that additional capital will be invested. Even if additional capital were invested into the Company, there is a possibility that additional capital investments could result in significant dilution to our existing shareholders and/or that any such capital infusion could be facilitated through a restructuring.
     Potential goodwill impairment charges — We have a significant amount of goodwill that is subject to periodic review and testing for impairment.
     We have a significant amount of goodwill that is subject to periodic review and testing for impairment. If the operating results of our manufacturing and international segments do not improve, goodwill impairment charges may be necessary. Goodwill impairment charges may also be required if we sell certain portions of the manufacturing segment.
Item 4. Submission of Matters to a Vote of Security Holders.
     On May 6, 2009 the Registrant held its 2009 Annual Meeting of Shareholders at which the following matters were submitted to a vote of security holders with results as follows:
     Election of Directors

Nominee	Votes For	Votes Withheld
	(Number of shares)
Robert W. Anestis	65,731,339	4,724,237
Eric S. Belsky	65,823,504	4,632,072
William C. Griffiths	68,823,193	1,632,383
Selwyn Isakow	69,200,568	1,255,008
G. Michael Lynch	69,315,574	1,140,002
Thomas A. Madden	69,284,457	1,171,119
Shirley D. Peterson	65,641,321	4,814,255
     The Registrant has no other directors other than those listed above.
     Ratification of Ernst & Young LLC as the Company’s independent auditors

Number of
shares
Votes for	69,783,423
Votes against	200,577
Abstentions	471,576

Item 6. Exhibits and Reports on Form 8-K.
     (a) The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer dated August 13, 2009, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009.

31.2	Certification of Chief Financial Officer dated August 13, 2009, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Registrant, dated August 13, 2009, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2009.

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

Dated: August 13, 2009